Form 10QSB
period 1996-09-30
NATIONAL BANK OF INDIANAPOLIS CORP
filed 1996-11-14
CIK 912382

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.


                              FORM 10Q-SB

(Mark One)
[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______



Commission File Number  000-21671
                        ---------


             THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
            -----------------------------------------------
             (Name of Small Business Issuer in its charter)


INDIANA                                               35-1887991
---------------------------------------------------------------------------
(State of incorporation)                              I.R.S. Employer
                                                      Identification Number



  107 N. PENNSYLVANIA STREET, SUITE 700, INDIANAPOLIS, INDIANA  46204
  -------------------------------------------------------------------
         (Address of principal executive offices and zip code)



                             (317) 261-9000
                             --------------
                      (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X       No
                               -----       -----

As of September 30, 1996, there were 1,821,775 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one):

                            Yes          No  X
                               -----       -----

                           TABLE OF CONTENTS
             THE NATIONAL BANK OF INDIANAPOLIS CORPORATION

                         Report on Form 10-QSB
                           for Quarter Ended
                           September 30, 1996


PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)
          Consolidated Balance Sheets - September 30, 1996
          and December 31, 1995 . . . . . . . . . . . . . . . . . . . .      1
          Consolidated Statements of Operations - Three months
          ended September 30, 1996 and 1995 . . . . . . . . . . . . . .      2
          Consolidated Statements of Operations - Nine months
          ended September 30, 1996 and 1995 . . . . . . . . . . . . . .      3
          Consolidated Statements of Cash Flows - Nine months
          ended September 30, 1996 and 1995 . . . . . . . . . . . . . .      4
          Notes to Consolidated Financial Statements  . . . . . . . . .      5

Item 2.   Management's Discussion and Analysis  . . . . . . . . . . . .    6-9


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .     10
Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . . . .     10
Item 3.   Default Upon Senior Securities  . . . . . . . . . . . . . . .     10
Item 4.   Submission of Matters to a Vote of Security Holders . . . . .     10
Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . .     10
Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . .     10

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10

             THE NATIONAL BANK OF INDIANAPOLIS CORPORATION

                      CONSOLIDATED BALANCE SHEETS

                                                       September 30            December 31
                                                               1996                   1995
                                                        (unaudited)            (unaudited)
                                                       ------------------------------------
ASSETS
Cash and due from banks                                $ 15,501,823           $  7,832,817
Federal funds sold                                       15,325,000             12,550,000
Investment securities
    U.S. Treasuries                                       4,441,470              5,533,805
    U.S. Government agencies                             14,945,014              4,949,355
    Collateralized mortgage obligations                  17,361,704              9,536,829
    Other securities                                      5,795,267              6,349,731
                                                       ------------------------------------
Total investment securities                              42,543,455             26,369,720

Loans                                                   111,975,464             70,538,097
    Less:  Allowance for loan losses                     (1,282,000)              (985,000)
                                                       ------------------------------------
Net loans                                               110,693,464             69,553,097
Premises and equipment                                    3,684,104              3,487,107
Accrued interest                                          1,027,418                599,593
Other assets                                                121,715                139,094
                                                       ------------------------------------
Total assets                                           $188,896,979           $120,531,428
                                                       ====================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Noninterest-bearing demand deposits                $ 24,871,437           $ 17,144,277
    Money market and saving deposits                     72,733,027             47,422,437
    Certificates of deposit over $100,000                24,882,580             14,569,622
    Other time deposits                                  39,302,639             19,172,344
                                                       ------------------------------------
Total deposits                                          161,789,683             98,308,680
Security repurchase agreements                           10,533,891              5,964,512
Other liabilities                                           863,050                553,231
                                                       ------------------------------------
Total liabilities                                       173,186,624            104,826,423

Shareholders' equity:
    Common stock, no par value:
    Authorized shares; 3,000,000
    Issued and outstanding shares; 1996 - 1,827,775
        1995 - 1,795,663                                 18,645,376             18,324,671
    Retained earnings-deficit                            (2,970,861)            (2,819,104)
    Net unrealized gains (losses)                            35,840                199,438
                                                       ------------------------------------
Total shareholders' equity                               15,710,355             15,705,005
                                                       ------------------------------------
Total liabilities and shareholders' equity             $188,896,979           $120,531,428
                                                       ====================================


             THE NATIONAL BANK OF INDIANAPOLIS CORPORATION

                   CONSOLIDATED STATEMENTS OF INCOME

                              (Unaudited)

                                                                       Three months ended
                                                                          September 30
                                                                       1996            1995
                                                                   ---------------------------
Interest Income:
    Interest and fees on loans                                      2,014,836       1,104,020
    Interest on investment securities                                 664,731         323,971
    Interest on federal funds sold                                    306,584         295,201
                                                                   ---------------------------
Total interest income                                               2,986,151       1,723,192

Interest expense                                                    1,730,783         983,642
                                                                   ---------------------------
Net interest income                                                 1,255,368         739,550

Provision for loan losses                                              99,000         150,000
                                                                   ---------------------------
Net interest income after provision for loan losses                 1,156,368         589,550

Other operating income:
    Trust fees and commissions                                        141,553          49,589
    Service charges and fees on deposit accounts                       47,491          30,995
    Net securities gains/(losses)                                         769               0
    Other                                                              39,539          23,695
                                                                   ---------------------------
Total operating income                                                229,352         104,279

Other operating expenses:
    Salaries, wages and employee benefits                             734,817         464,935
    Net occupancy expense                                             118,865          72,856
    Furniture and equipment expense                                   118,702          69,600
    Data processing                                                    68,325          35,494
    Other expenses                                                    288,647         213,114
                                                                   ---------------------------
Total other operating expenses                                      1,329,356         855,999
                                                                   ---------------------------
Net loss                                                           $   56,364      $ (162,170)
                                                                   ===========================

Net loss per common share (based on average number
    of common shares outstanding)                                       $0.03          $(0.11)
                                                                   ===========================


Average number of shares of common stock                            1,821,775       1,425,697
                                                                   ===========================

             THE NATIONAL BANK OF INDIANAPOLIS CORPORATION

                   CONSOLIDATED STATEMENTS OF INCOME

                              (Unaudited)

                                                          Nine months ended September 30
                                                            1996                   1995
                                                       ------------------------------------
Interest income:
    Interest and fees on loans                         $  5,224,093            $ 2,772,217
    Interest on investment securities                     1,485,978                804,171
    Interest on federal funds sold                          969,661                677,128
                                                       ------------------------------------
Total interest income                                     7,679,732              4,253,516

Interest expense                                          4,335,679              2,323,962
                                                       ------------------------------------
Net interest income                                       3,344,053              1,929,554

Provision for loan losses                                   297,000                450,000
                                                       ------------------------------------
Net interest income after provision for loan losses       3,047,053              1,479,554

Other operating income:
    Trust fees and commissions                              426,550                139,045
    Service charges and fees on deposit accounts            124,033                 77,903
    Net securities gains/(losses)                            22,950                 (2,394)
    Other                                                   111,433                 58,290
                                                       ------------------------------------
Total other operating income                                684,966                272,844

Other operating expenses:
    Salaries, wages and employee benefits                 2,061,059              1,265,477
    Net occupancy expense                                   343,629                214,341
    Furniture and equipment expense                         350,908                199,253
    Data processing                                         201,576                 99,872
    Other expenses                                          926,604                694,882
                                                       ------------------------------------
Total other operating expenses                            3,883,776              2,473,825
                                                       ------------------------------------
Net loss                                               $   (151,757)           $  (721,427)
                                                       ====================================

Net loss per common share (based on average number
  of common shares outstanding)                        $      (0.08)           $     (0.51)
                                                       ====================================

Average number of shares of common stock                  1,819,460              1,419,176
                                                       ====================================


             The National Bank of Indianapolis Corporation

                 Consolidated Statements of Cash Flows

                                                                    Nine Months ended September 30
                                                                     1996                   1995
                                                                 ------------------------------------
OPERATING ACTIVITIES

Net loss                                                         $  (151,757)            $  (721,427)
Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
       Provision for loan losses                                     297,000                 450,000
       Depreciation and amortization                                 406,229                 230,533
       Amortization of intangibles                                         -                  31,480
       Net accretion of investments                                 (120,594)                (89,556)
       Loss (gain) on sale of investment securities                  (20,950)                  2,394
       Increase (decrease) in:
          Interest receivable                                       (427,824)               (280,634)
          Other liabilities                                          308,184                 139,090)
          Other assets                                                17,379                 (11,980)

                                                                 ------------------------------------
Net cash provided (used) by operating activities                     305,667                (250,100)
                                                                 ------------------------------------

INVESTING ACTIVITIES

Net change in federal funds sold                                  (2,775,000)            (11,175,000)
Proceeds from maturities of investment securities
       held to maturity                                            2,722,315                 560,350
Proceeds from maturities of investment securities
       available for sale                                          8,135,494                 661,837
Proceeds from sales of investment securities                       3,004,844               3,470,141
Purchases of investment securities held to maturity               (3,906,421)             (4,136,110)
Purchases of investment securities available for sale            (26,150,021)             (7,832,734)
Net increase in loans                                            (41,437,367)            (24,918,032)
Purchases of bank premises and equipment                            (603,227)               (963,860)

                                                                 ------------------------------------
Net cash used by investing activities                            (61,009,383)            (44,333,408)
                                                                 ------------------------------------

FINANCING ACTIVITIES

Net increase in deposits                                          63,481,003              40,141,741
Increase in security repurchase agreements                         4,571,014               3,953,047
Proceeds from issuance of stock                                      320,705               1,787,130

                                                                 ------------------------------------
Net cash provided by financing activities                         68,372,722              45,881,918
                                                                 ------------------------------------

Increase in Cash and Cash Equivalents                              7,669,006               1,298,410

Cash and Cash Equivalents and Beginning of Year                    7,832,817               2,992,429

Cash and Cash Equivalents and End of Period                      $15,501,823             $ 4,290,839
                                                                 ====================================

Interest Paid                                                    $ 4,219,243             $ 2,195,347
                                                                 ====================================


             The National Bank of Indianapolis Corporation

               Notes to Consolidated Financial Statements

                           September 30, 1996



NOTE 1:   BASIS OF PRESENTATION

The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of the results for a full year. The consolidated financial statements of The National Bank of Indianapolis Corporation (the Corporation) have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included therein, if any, has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. These financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of December 31, 1995, included in the Corporation's Form 10-SB.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATION


RESULTS OF OPERATIONS

Nine months Ended September 30, 1996 Compared to the Nine months Ended September 30, 1995

The Company's results of operations depends primarily on the level of its net interest income, its non-interest income and its operating expenses. Net loss decreased $569,670 or 78.9% to $151,757 for the nine months ended September 30, 1996 from $721,427 for the nine months ended September 30, 1995. This decrease is primarily due to the growth of the Bank allowing for more interest earning assets and net interest income compared to the same period during 1995, thereby offsetting more of the operating expenses.

Net Interest Income
-------------------
Net interest income increased $1,414,499 or 73.3% to $3,344,053 for the nine months ended September 30, 1996, from $1,929,554 for the nine months ended September 30, 1995. This increase was due to an increase in interest income of $3,426,216 as compared to only a $2,011,717 increase in interest expense.

Total interest income increased $3,426,216 for the nine months ended September 30, 1996 to $7,679,732 from $4,253,516 for the nine months ended September 30, 1995. This increase is primarily a result of average total loans for the nine months ended September 30, 1996 being $86,401,749 compared to average total loans of $42,941,914 for the nine months ended September 30, 1995. The loan portfolio produces the highest yield of all earning assets. Investment portfolio income increased $681,807 or 84.8% to $1,485,978 for the period ended September 30, 1996, as compared to $804,171 for the period ended September 30, 1995. This increase is primarily a result of the increase in the average investment securities portfolio from $16,298,458 for the period ended September 30, 1995, to $30,659,197 for the period ended September 30, 1996. Interest on federal funds sold also increased due to an increase in average federal funds sold of $8,859,383 for the period ended September 30, 1996 over the same period the previous year.

Total interest expense increased $2,011,717 or 86.6% to $4,335,679 for the nine months ended September 30, 1996, from $2,323,962 for the nine months ended September 30, 1996. This increase is due to an increase in interest bearing deposits. Total interest bearing deposits averaged $109,325,989 for the nine months ended September 30, 1996 as compared to $55,986,374 for the nine months ended September 30, 1995. The average cost of interest bearing liabilities for the nine months ended September 30, 1996, was approximately 4.97% as compared to average cost of interest bearing liabilities of approximately 5.37% for the nine months ended September 30, 1995.

Provision for Loan Losses
-------------------------
The amount charged to the provision for loan losses by the Bank is based on management's evaluation as to the amounts required to maintain an allowance adequate to provide for potential losses inherent in the loan portfolio. The level of this allowance is dependent upon the total amount of past due and non-performing loans, general economic conditions and management's assessment of potential losses based upon internal credit evaluations of loan portfolios and particular loans. Loans are entirely to borrowers in central Indiana.

During the nine months ended September 30, 1996, $297,000 was charged to the provision for loan losses compared to $450,000 for the nine months ended September 30, 1995. At September 30, 1996, the allowance was $1,282,000 or 1.14% of total loans. This compares to an allowance of $835,000 or 1.5% as of September 30, 1995. There were no charge-offs for the nine month periods ended September 30, 1996 and 1995. Loans past due over 30 days totaled $133,772 or .12% of total loans at September 30, 1996. There were no loans past due over 30 days at September 30, 1995.

Other Operating Income
----------------------
Other operating income for the nine months ended September 30, 1996, increased $412,122 or 151.1% to $684,966 from $272,844 for the nine months ended September 30, 1995. The increase is primarily due to an increase in trust fees and commissions of $287,505 for the nine months ended September 30, 1996. The increase in trust income is attributable to the increase in average total assets under trust management of approximately $95,000,000 for the nine months ended September 30, 1996 over the same period the previous year.

Other Operating Expenses
------------------------
Other operating expenses for the nine months ended September 30, 1996 increased $1,409,951 or 60.0% to $3,883,776 from $2,473,825 for the nine months ended September 30, 1995. Salaries, wages and employee benefits increased $795,582 or 62.9% to $2,061,059 for the period ended September 30, 1996 from $1,265,477 for the period ended September 30, 1995. This increase is primarily due to the increase in the number of employees from 34 full time equivalents at September 30, 1995 to 58 full time equivalents at September 30, 1996 to staff the expanded trust department and two new branch locations. Net occupancy expense increased $129,288 for the period ended September 30, 1996 over the same period the previous year primarily due to the additional rent expense for the trust department expansion. Furniture and equipment expense increased $151,655 for the period ended September 30, 1996 over the same period the previous year primarily due to the increased depreciation for the Bash Road branch and trust department expansion. Data processing expenses increased $101,704 for the period ended September 30, 1996 over the same period the previous year primarily due to increased service bureau fees relating to increased transaction activity by the Bank and trust department.

LIQUIDITY AND INTEREST RATE SENSITIVITY

The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments held as "available for sale" and maturing loans. Federal funds sold represent the Company's primary source of immediate liquidity and were maintained at a level adequate to meet immediate needs. Federal funds averaged $23,313,595 and $14,454,212 for the nine months ended September 30, 1996 and 1995, respectively. Maturities in the Company's loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

The Company actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At September 30, 1996, the Company's rate sensitive liabilities exceeded rate sensitive assets due within one year by $15,881,825.

As part of managing liquidity, the Company monitors its loan to deposit ratio on a daily basis. At September 30, 1996 the ratio was 75.41% which is within the Company's acceptable range.

The Company experienced an increase in cash and cash equivalents, its primary source of liquidity, of $7,669,006 during the first nine months of 1996. The primary financing activity of deposit growth provided net cash of $63,481,004. Investing activities used $61,009,384 of which increased lending used $41,437,367 and increased purchase of investment securities available-for-sale used $26,150,021.

The Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events of uncertainties that may result in a significant adverse effect on the Company's liquidity position.

CAPITAL RESOURCES

The Company's only source of capital since commencing operations has been from issuance of common stock and results of operations. It has not issued long term debt nor does it have any long term debt facility arrangements. In late 1995, the Company increased its common stock by approximately $5,000,000 with the sale of 400,000 shares. Capital for the Company is above regulatory requirements at September 30, 1996. Pertinent capital ratios for the Company as of September 30, 1996 are as follows:
                                                              Minimum
                                         Actual             Requirements
                                         -------------------------------
Tier 1 risk-based capital ratio          12.39%                 6.00%
Total risk-based capital ratio           13.48%                10.00%
Leverage ratio                            8.27%                 5.00%


Dividends from the Bank to the Company may not exceed the undivided profits of the Bank (included in consolidated retained earnings) without prior approval of a federal regulatory agency. In addition, Federal banking laws limit the amount of loans the Bank may make to the Company, subject to certain collateral requirements. No dividends were declared, or loans made, during 1996 or 1995 by the Bank to the Company.

NEW ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR MORTGAGE SERVICING RIGHTS

The Financial Accounting Standards Board issued Statement 122, "Accounting for Mortgage Servicing Rights," to be applied prospectively in fiscal years beginning after December 15, 1995. The Statement requires the Bank to account for mortgage servicing rights, obtained through either the purchase or origination of mortgage loans, at their relative fair value and separately from the loan asset, for any mortgage loan to be sold or securitized with servicing rights retained. The Bank's application of this statement in 1996 has not had a material effect on operations or the financial statements as no loans have been sold since operations of the Corporation commenced.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Financial Accounting Standards Board issued Statement 123, "Accounting for Stock-Based Compensation," to be effective for financial statements for fiscal years beginning after December 15, 1995. This Statement establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of Corporation stock, including stock options and restricted stock plans. The Corporation's application of this statement in 1996 is not anticipated to have a material effect on the financial statements.

OTHER INFORMATION

Item 1.  Legal Proceedings
         Neither The National Bank of Indianapolis Corporation nor its subsidiary is a party to any pending legal proceedings which Management believes would have a material effect upon the operations or financial condition of The National Bank of Indianapolis Corporation.

Item 2.  Changes in Securities - Not applicable.

Item 3.  Defaults Upon Senior Securities - Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders - Not applicable.

Item 5.  Other Information - Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.
         (a) Exhibits - Exhibit 27 - Financial Data Schedule
         (b) Reports on Form 8-K - Not applicable


                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                        Date: November 13, 1996

                        THE NATIONAL BANK OF INDIANAPOLIS CORPORATION

                        /s/ DEBRA L. ROSS
                        -----------------------------------
                        Debra L. Ross
                        Chief Financial Officer & Chief Accounting Officer