Form 10KSB
period 1996-12-31
NATIONAL BANK OF INDIANAPOLIS CORP
filed 1997-03-31
CIK 912382

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-KSB
(Mark One)
  X      Annual report under section 13 or 15(d) of the Securities Exchange Act
-----
of 1934 [Fee Required] for the fiscal year ended 12/31/96

         Transition report under section 13 or 15(d) of the Securities Exchange
-----
         Act of 1934 [No Fee Required] for the transition period from ______________ to _______________

COMMISSION FILE NUMBER 000-21671
                       ---------------------------------------------------------

The National Bank of Indianapolis Corporation
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

            Indiana                                       35-1887991
-----------------------------------         ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

107 North Pennsylvania Street, Suite 700, Indianapolis, IN            46204
--------------------------------------------------------------------------------
         (Address of principal executive offices)                  (Zip Code)

Issuer's telephone number      (317) 261-9000
                          ------------------------------------------------------

Securities to be registered under Section 12(b) of the Act:
        Title of each class            Name of each exchange on which registered
               None
-----------------------------------         ------------------------------------

Securities to be registered under Section 12(g) of the Act:
                                  Common Stock
--------------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes    X     No
      ---         ---
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenue's for its
most recent fiscal year $11,892,958
                        -----------
State the aggregate market value of         NOTE.--If determining whether a
the voting stock held by                    person is an affiliate will involve
non-affiliates computed by                  an unreasonable effort and expense,
reference to the price at which the         the issuer may calculate the
stock was sold, or the average bid          aggregate market value of the
and asked prices of such stock, as          common equity held by non-
of a specified date within the past         affiliates on the basis of
60 days.  (See definition of                reasonable assumptions, if the
affiliate in Rule 12b-2 of the              assumptions are stated.
Exchange Act). $17,910,413
               -----------


(APPLICABLE ONLY TO CORPORATE REGISTRANTS) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1,823,575 at 2/28/97
                   --------------------

DOCUMENTS INCORPORATED BY REFERENCE. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) Into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and(3) any prospectus filed pursuant to Rule 424(b) or of the Securities Act of 1933 ("Securities Act".) The listed documents should be clearly described for identification purposes (e.g., annual report to security
holders for fiscal year ended December 24, 1990).   None
                                                  --------

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  YES      NO   X
                                                                ---      ---

FORM 10-KSB CROSS REFERENCE INDEX


Item        Disclosure Required                                             Page
----        -------------------                                             ----

PART I

Item 1.     Description of Business                                            3

Item 2.     Description of Property                                            9

Item 3.     Legal Proceedings                                                  9

Item 4.     Submission of Matters to a Vote of Security Holders                9

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters           9

Item 6.     Management's Discussion and Analysis or Plan of Operations        11

Item 7.     Financial Statements                                              22

Item 8.     Changes In and Disagreements With Accountants on Accounting       41
            and Financial Disclosure

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons,     41
            Compliance With Section 16(a) of Exchange Act

Item 10.    Executive Compensation                                            44

Item 11.    Security Ownership and Certain Beneficial Owners and Management   49

Item 12.    Certain Relationship and Related Transactions                     51

Item 13.    Exhibits and Reports on Form 8-K                                  52

PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

         The Corporation. The National Bank of Indianapolis Corporation (the "Corporation") was formed on January 29, 1993, for the purpose of forming a banking institution in the Indianapolis, Indiana metropolitan area and holding all of the shares of common stock of such banking institution. The Corporation formed a national banking association entitled "The National Bank of Indianapolis" (the "Bank") as a wholly-owned subsidiary.

         The Bank was officially chartered by the Office of the Comptroller of the Currency ("OCC") on December 8, 1993 and opened for business to the public on December 21, 1993. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank currently conducts its business through its downtown headquarters located at 107 North Pennsylvania Street in Indianapolis, at neighborhood bank offices located at 84th Street and Ditch Road in northwestern Marion County and 82nd Street and Bash Road in northeastern Marion County and in the Chamber of Commerce Building in downtown Indianapolis.

         The Bank provides a full range of deposit, credit, and money management services to its targeted market, which is small to medium size businesses, affluent executive and professional individuals, and not-for-profit organizations. In February of 1994, the Bank received full trust powers and offers full trust services.

         Management has sought to position the Bank to capitalize on the customer disruption, dissatisfaction, and turn-over which it believes has resulted from the acquisition of the three largest commercial banks located in Indianapolis by out-of-state holding companies. As such, The National Bank of Indianapolis enjoys a unique position as the only locally-owned and operated national bank in Marion County. On December 31, 1996, the Corporation had consolidated total assets of $201 million and total deposits of $170 million.

         The key ingredients in the initial growth of the Bank have been an aggressive business plan, an experienced Board of Directors and management team,
a seasoned group of bank employees, and a very attractive local economy.   The
basic strategy of the Bank continues to emphasize the delivery of highly personalized services to the target client base with an emphasis on quick response and financial expertise.

         Business Plan Overview. The business plan of the Bank is based on being a strong, locally owned bank providing superior service to a small group of customers, which are primarily corporations with annual sales under $30 million, executives, professionals, and not-for-profit organizations. The Bank provides highly personalized banking services with an emphasis on knowledge of the particular financial needs and objectives of its clients and quick response to customer requests. Because the management of the Bank is located in Indianapolis, all credit and related decisions are made locally, thereby facilitating prompt response. The Bank emphasizes both highly personalized service at the customer's convenience and non-traditional delivery services that do not require customers to frequent the Bank. This personal contact has become a trademark of the Bank and a key means of differentiating the Bank from other financial service providers.

         The Bank offers a broad range of deposit services typically available from most banks and savings associations, including checking accounts, NOW accounts, savings and other kinds of deposits of various types (ranging from daily money market accounts to longer term certificates of deposit). The Bank also offers a full range of credit services, including commercial loans (such as lines of credit, term loans, refinancings, etc.), personal lines of credit, direct installment consumer loans, credit card loans, residential mortgage loans, construction loans, and letters of credit. In addition, the Bank offers full trust services. The Bank also has formed arrangements with outside providers of tax, and financial planning services to better accommodate its customers.

         The Bank's growth in deposits is attributable in part to the efforts of its staff who provide personal banking services to the Bank's customers. In addition, the Bank has emphasized paying competitive interest rates on deposit products. Finally, the Bank has offered savings and certificate of deposit products with competitive rates to larger depositors in an effort to minimize the operating costs of obtaining these deposits. Lending strategies focus primarily on commercial loans to small and medium size businesses as well as personal loans to executives and professionals. In addition, residential mortgage lending is focused predominantly on the executive and professional marketplace. In the future, the Bank intends to develop a secondary market for its residential mortgage loans. Consumer lending is directed to executive and professional clients through residential mortgages, credit cards, and personal lines of credit to include home equity loans.

         The Market. The Bank plans to derive a substantial proportion of its business from the Indianapolis/Marion County, Indiana area. Indianapolis has been ranked by a number of national publications as a "top" Midwestern city. A 1991 study ranked Indianapolis as the 10th best city in the United States in which to do business. Another 1991 study called Indianapolis the best Midwestern city for growing a business. In addition, Indianapolis is the most centrally located city in the United States to the top 100 markets. As such, the city is a major distribution center where more highways converge than any other city in the entire United States. The city is home to such large employers as Eli Lilly and Company, Clarian Health Partners, Simon Debartolo, USA Group, Conseco, St. Vincent Hospital, Anthem, Thomson Consumer Electronics, and Marsh Supermarkets.

         Marion County is the largest county in the Indianapolis Metropolitan Statistical Area ("MSA"), and comprises 65% of the Indianapolis MSA population. According to the 1990 census, Marion County had a total population of 797,159. This represents an increase of almost 32,000 people or 4.2% over the 1980 census. The population of Marion County is projected to grow by another 42,071 to 839,230, or approximately 5.3%, by the year 2000.

         Competition. The Bank's service area is highly competitive. There are currently approximately 65 financial institutions operating in the Marion County marketplace. In addition to competition from commercial banks, significant competition also comes from savings and loans associations, credit unions, finance companies, insurance companies, mortgage companies, securities and brokerage firms, money market mutual funds, loan production offices, and other providers of financial services in the area. The Bank competes in this marketplace primarily on the basis of highly personalized service, responsive decision making, and competitive pricing.

         Employees. The Bank has 62 employees, of which 58 are full-time employees. The Bank has employed persons with substantial experience in the Indianapolis banking market. The average experience level for all Bank employees is in excess of 9 years.

         Lending Activity. The Bank's lending strategy emphasizes the development of a high quality, well-diversified loan portfolio. The Bank's principal lending categories are commercial, residential mortgage, private banking/personal, and home equity. Commercial loans include loans for working capital, machinery and equipment purchases, premises and equipment acquisitions and other corporate needs. Residential mortgage lending includes loans on first mortgage residential properties. Private banking loans include secured and unsecured personal lines of credit as well as home equity loans.

         Commercial loans typically entail a thorough analysis of the borrower, its industry, current and projected economic conditions and other factors. Credit analysis involves collateral, the type of loan, loan maturity, terms and conditions, and various loan to value ratios as they relate to loan policy. The Bank typically requires commercial borrowers to have annual financial statements prepared by independent accountants and often requires such financial statements to be audited or reviewed by accountants. The Bank requires appraisals or evaluations in connection with loans secured by real estate. Such appraisals or evaluations are usually obtained prior to the time funds are advanced. The Bank also often requires personal guarantees from principals involved with closely-held corporate borrowers.

         The Bank requires loan applications and personal financial statements from its personal borrowers on loans that the Bank originates. Loan officers complete a debt to income analysis that should meet established standards of lending policy.

         The Bank maintains a comprehensive loan policy that establishes guidelines with respect to all categories of lending. In addition, loan policy sets forth lending authority for each loan officer. The Loan Committee of the Bank reviews all loans made under $200,000. Any loan in excess of $200,000 must receive the approval of the Loan Committee prior to the Bank making such loan. The Board of Directors does not generally approve loans unless they are above $1,800,000 or are loans to directors or executive officers. All loans are assigned a numerical rating based on creditworthiness and are monitored for improvement or deterioration.

          Loans are made primarily in the Bank's designated market area.

         Bank Holding Company Regulation. The Corporation is registered as a bank holding company and is subject to the regulations of the Board of Governors of the Federal Reserve System ("Federal Reserve") under the Bank Holding Company Act of 1956, as amended ("BHCA"). Bank holding companies are required to file periodic reports with and are subject to periodic examination by the Federal Reserve. The Federal Reserve has the authority to issue cease-and-desist orders against a bank holding company and nonbank subsidiaries if it determines that activities of such entities represent an unsafe and unsound practice or a violation of law.

         The Corporation is prohibited by the BHCA from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock or substantially all of the assets of any bank or merging or consolidating with another bank holding company without prior approval of the Federal Reserve. In addition, the Corporation may not acquire direct or indirect control of a savings association without the prior approval of the Federal Reserve and the Office of Thrift Supervision. Additionally, the Corporation is prohibited by the BHCA from engaging in or from acquiring ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a nonbanking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be a proper incident thereto. The BHCA does not place territorial restrictions on the activities of such nonbanking-related activities.

         The Federal Reserve has issued regulations under the BHCA requiring a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. It is the policy of the Federal Reserve that, pursuant to this requirement, a bank holding company should stand ready to use its resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity. Additionally, under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" (as defined in the statute) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency, up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized, or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan. As a result of these policies, the Corporation may be required to commit resources to its subsidiary bank in circumstances where it might not otherwise do so.

         Capital Adequacy Guidelines for Bank Holding Companies. The Federal Reserve, as the regulatory authority for bank holding companies, has adopted capital adequacy guidelines for bank holding companies. Bank holding companies with assets in excess of $150 million must comply with the Federal Reserve's risk-based capital guidelines which require a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities such as standby letters of credit) of 8%. At least half of the total required capital must be "Tier 1 capital," consisting principally of common stockholders' equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries, less certain goodwill items. The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, cumulative perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a Tier 1 (leverage) capital ratio under which the bank holding company must maintain a minimum level of Tier 1 capital to average total consolidated assets of 3% in the case of bank holding companies which have the highest regulatory examination ratings and are not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a ratio of at least 1% to 2% above the stated minimum.

         Certain regulatory capital ratios for the Corporation as of December 31, 1996 are shown below

 Tier 1 Capital to Risk-Weighted Assets                       12.7%

 Total Risk Based Capital to Risk-Weighted Assets             13.7%

 Tier 1 Leverage Ratio                                         8.4%

         Bank Regulation. The Bank is organized under the laws of the United States of America and is subject to the supervision of the Office of the Comptroller of the Currency ("OCC"), whose examiners conduct periodic examinations of national banks. The deposits of the Bank are insured by the Bank Insurance Fund ("BIF") administered by the FDIC and are subject to the FDIC's rules and regulations respecting the insurance of deposits. See "--Deposit Insurance."

         Both federal and state law extensively regulate various aspects of the banking business such as reserve requirements, truth-in-lending and truth-in-savings disclosure, equal credit opportunity, fair credit reporting, trading in securities and other aspects of banking operations. Current federal law also requires banks, among other things to make deposited funds available within specified time periods.

         Under federal and Indiana law, the Bank may establish an additional banking location anywhere in Indiana. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 allows for interstate banking and interstate branching without regard to whether such activity is permissible under state law. Beginning on September 29, 1995, bank holding companies may acquire banks anywhere in the United States subject to certain state restrictions. Beginning on June 1, 1997, an insured bank may merge with an insured bank in another state without regard to whether such merger is prohibited by state law. Additionally, an out-of-state bank may acquire the branches of an insured bank in another state without acquiring the entire bank; provided, however, that the law of the state where the branch is located permits such an acquisition. States may permit interstate branching earlier than June 1, 1997, whether both states involved with the bank merger expressly permit it by statute. Further, bank holding companies may merge existing bank subsidiaries located in different states into one bank.

         With certain exceptions, a bank and a subsidiary may not extend credit, lease or sell property or furnish any services or fix or vary the consideration for the foregoing on the condition that (i) the customer must obtain or provide some additional credit, property or services from, or to, any of them, or (ii) the customer may not obtain some other credit, property or service from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of credit extended.

         Beginning on September 29, 1995, an insured bank subsidiary may act as an agent for an affiliated bank or thrift in offering limited banking services (receive deposits, renew time deposits, close loans, service loans and receive payments on loan obligations) both within the same state and across state lines.

         Dividend Limitations. Under Federal Reserve supervisory policy, a bank holding company generally should not maintain its existing rate of cash dividends on common shares unless (i) the organization's net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and (ii) the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality, and overall financial condition. The FDIC also has authority under the Financial Institutions Supervisory Act to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the bank. The Corporation's Board of Directors has not yet declared any dividends and does not anticipate that it will do so in the immediate future. In addition, there can be no assurance as to when, if ever, the Corporation will declare and pay any cash dividends.

         Under federal law, the Bank must comply with various restrictions applicable to its ability to pay dividends. In addition, the Bank is subject to certain restrictions imposed by the Federal Reserve on extensions of credit to the Corporation, on investments in the stock or other securities of the Corporation, and in taking such stock or securities as collateral for loans.

         The most stringent capital requirement affecting the Bank, however, are those established by the prompt corrective action provisions of FDICIA, which are discussed below. At December 31, 1996, the Bank's total risk-based capital, Tier 1 risk-based capital and leverage capital exceeded the amounts required to be designated "well capitalized."

         Lending Limits. Under federal law, the total loans and extension of credit by a national bank to a borrower outstanding at one time and not fully secured may not exceed 15% of such bank's capital and unimpaired surplus. An additional amount up to 10% of the bank's capital and unimpaired surplus may be loaned to the same borrower if such loan is fully secured by readily marketable collateral having a market value, as determined by reliable and continuously available price quotations, at least equal to the amount of such additional loans outstanding.

         Affiliates. The Bank is subject to Sections 22(h), 23A and 23B of the Federal Reserve Act, which restrict financial transactions between banks and affiliated companies. The statute limits credit transactions between a bank and its executive officers and its affiliates, prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, and restricts the types of collateral security permitted in connection with a bank's extension of credit to an affiliate.

         FDICIA. FDICIA requires, among other things, federal bank regulatory authorities to take "prompt corrective action" with respect to banks which do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

         The FDIC has adopted regulations to implement the prompt corrective action provisions of FDICIA, effective as of December 19, 1992. Among other things, the regulations define the relevant capital measures for the five capital categories. An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and generally a leverage ratio 4% or greater. An institution is deemed to be "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%. An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

         "Undercapitalized" banks are subject to growth limitations and are required to submit a capital restoration plan. A bank's compliance with such plan is required to be guaranteed by any company that controls the undercapitalized institution as described above. If an "undercapitalized" bank fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. "Significantly undercapitalized" banks are subject to one or more of a number of requirements and restrictions, including an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and case receipt of deposits from correspondent banks, and restrictions on compensation of executive officers. "Critically undercapitalized" institutions may not, beginning 60 days after becoming "critically undercapitalized", make any payment of principal or interest on certain subordinated debt or extend credit for a highly leveraged transaction or enter into any transaction outside the ordinary course of business. In addition, "critically undercapitalized" institutions are subject to appointment of a receiver or conservator.

         The federal banking agencies have established guidelines, effective August 9, 1995, which prescribe standards for depository institutions relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and management compensation. The agencies may require an institution which fails to meet the standards set forth in the guidelines to submit a compliance plan. The agencies are also currently proposing standards for asset quality and earnings. The Corporation cannot predict what effect such guidelines will have on the Bank.

         Deposit Insurance. The Bank's deposits are insured up to $100,000 per insured account by the BIF. As an institution whose deposits are insured by BIF, the Bank is not currently required to pay deposit insurance premiums to BIF but, was required to pay $10,500 for the FICO assessment for the first semi-annual period in 1997. The Bank's deposit insurance assessments may increase depending upon the risk category and subcategory, if any, to which the Bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the Bank's earnings.

         Bank Capital Requirements. The OCC has adopted risk-based capital ratio guidelines to which the Bank is subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk.

         These guidelines divide a bank's capital into two tiers. The first tier (Tier 1) includes common equity, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (except mortgage servicing rights and purchased credit card relationships, subject to certain limitations). Supplementary (Tier 2) capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions. Banks are required to maintain a total risk-based capital ratio of 8%, of which 4% must be Tier 1 capital. The OCC may, however, set higher capital requirements when a bank's particular circumstances warrant. Banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

         In addition, the OCC established guidelines prescribing a minimum Tier 1 leverage ratio (Tier 1 capital to adjusted total assets as specified in the guidelines). These guidelines provide for a minimum Tier 1 leverage ratio of 3% for banks that meet certain specified criteria, including that they have the highest regulatory rating and are not experiencing or anticipating significant growth. All other banks are required to maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points.

         Certain regulatory capital ratios under the OCC's risk-based capital guidelines for the Bank at December 31, 1996 are shown below:

         Tier 1 Capital to Risk-Weighted Assets.......................    11.8%
         Total Risk-Based Capital to Risk-Weighted Assets.............    12.9%
         Tier 1 Leverage Ratio........................................     7.8%

         Additional Matters. In addition to the matters discussed above, the Corporation and the Bank are subject to additional regulation of their activities, including a variety of consumer protection regulations affecting their lending, deposit and collection activities and regulations affecting secondary mortgage market activities.

         The earnings of financial institutions, including the Corporation and the Bank, are also affected by general economic conditions and prevailing interest rates, both domestic and foreign and by the monetary and fiscal policies of the U.S. Government and its various agencies, particularly the Federal Reserve.

         Additional legislation and administrative actions affecting the banking industry may be considered by the United States Congress, the Indiana General Assembly and various regulatory agencies, including those referred to above. It cannot be predicted with certainty whether such legislation of administrative action will be enacted or the extent to which the banking industry in general or the Corporation and the Bank in particular would be affected thereby.


ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

         The Corporation and the Bank have their main office in downtown Indianapolis at 107 North Pennsylvania Street. The Corporation has executed three leases for this location, one for space on the seventh floor which is used for the Corporation's and Bank's executive offices, and one for space on the ground floor which is used for retail branch transactions, and one on the sixth floor which is used for the Bank's trust operations. The leases expire in 2001 and 2003. The Corporation also has an option to lease additional space in the building under certain circumstances. This space has been leased from an affiliate of one of the directors of the Corporation and the Bank. See "Certain Relationship and Related Transactions."

         The Bank opened its first neighborhood bank office on February 21, 1995 at 84th and Ditch Road. The Bank also opened a neighborhood bank office 82nd and Bash Road on the northeast side of Indianapolis in December, 1995. The Bank owns the land and the premises for both of these offices. In 1996 the Bank opened an office in the Chamber of Commerce building at 320 N. Meridian Street in the downtown Indianapolis area. The Bank leases the premises at this banking office.

         The Bank has installed a remote ATM at the Indianapolis City Market and at the University of Indianapolis. These remote ATMs provide additional banking convenience for the customers of the Bank, and generate an additional source of fee income for the Bank.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

         Neither the Corporation nor the Bank are involved in any pending legal proceedings at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

         None.


PART II

ITEM 5.  MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND
----------------------------------------------------------------------------
OTHER SHAREHOLDER MATTERS.
--------------------------

         There has been no active public trading market for the Common Stock. The Shares currently issued and outstanding bear restrictions upon transfer which restrict the ability of an Investor to shift his investment in any Shares to an alternative investment in the future. Beginning in November, 1996, shareholders of the Corporation who purchased Shares in 1993 may, depending upon the circumstances of the individual shareholder, be able to transfer the Shares purchased in 1993 without complying with many existing provisions currently applicable to any proposed transfer. Shareholders of the Corporation who purchased Shares in 1995 may, depending upon the circumstances of the individual shareholder, be able to transfer such Shares without complying with many existing provisions currently applicable to any proposed transfer in 1997.

         The Corporation sold 400,000 Shares in a private placement in 1995-1996 at a price of $12.50 per share. However, because there is not an established public trading market for any Shares, the offering price of $12.50 may not reflect the price which would be paid for the Shares on an active market and should not necessarily be relied upon when determining the value of a shareholder's investment.

         At December 31, 1996, there were approximately 549 holders of record of the Common Stock.

         The Corporation has not declared or paid any cash dividends on its Shares of Common Stock since its organization in 1993. The Corporation and the Bank continue to expect that earnings will be retained to finance the Bank's growth. Future dividend payments by the Corporation, if any, will be largely dependent upon dividends paid by the Bank, which are subject to regulatory limitations.

ITEM 6.  MANAGEMENT DISCUSSION AND ANALYSIS.
--------------------------------------------

The following table sets forth certain consolidated information concerning the Company for the periods and dates indicated and should be read in connection with, and is qualified in its entirety by, the detailed information and consolidated financial statements and related notes set forth in the Corporation's audited financial statements included elsewhere herein (in 000's).


                                                                         YEAR ENDED DECEMBER 31
                                                             1996          1995          1994           1993(4)
                                                        -----------------------------------------------------
CONSOLIDATED OPERATING DATA:
  Interest income                                       $  10,969    $    6,252    $    2,043     $      107
  Interest expense                                          6,234         3,425           811             12
                                                        ----------   -----------   -----------    -----------
    Net interest income                                     4,735         2,827         1,232             95
  Provision for loan losses                                   420           600           360             25
                                                        ----------   -----------   -----------    -----------
    Net income after provision for loan                     4,315         2,227           872             70
  Securities gains (losses) net                                23           (2)             0              0
  Other income                                                901           445           151              0
  Non-interest expense                                      5,161         3,537         2,313            732
                                                        ----------   -----------   -----------    -----------
  Income (loss) before income taxes                            78         (867)        (1,290)          (662)
  Applicable income taxes                                       0            0              0              0
                                                        ----------   -----------   -----------    -----------
  Net income (loss)                                     $      78    $    (867)    $   (1,290)    $     (662)
                                                        ==========   ===========   ===========    ===========

CONSOLIDATED BALANCE SHEET DATA (AT END OF PERIOD):
  Total Assets                                          $ 201,118    $ 120,531     $   58,386     $   14,235
  Total investment securities                              38,988       26,370         14,459         10,088
  Total loans                                             122,832       70,538         32,427            278
  Allowance for loan losses                                 1,356          985            385             25
  Deposits                                                170,148       98,309         46,630          1,378
  Shareholders' equity                                  $  15,999    $  15,705     $   11,433     $   12,619
  Weighted average shares outstanding                       1,820        1,498          1,403          1,379

PER SHARE DATA:
  Net income (loss) per common share (1)                $    0.04    $   (0.58)    $    (0.92)    $    (0.48)
  Cash dividends declared                                       0            0              0              0
  Book value (2)                                        $    8.78    $    8.75     $     8.08     $     9.15

OTHER STATISTICS AND OPERATING DATA:
  Return on average assets                                   0.1%       (1.0)%         (3.3)%         (9.3)%
  Return on average equity                                   0.5%       (7.7)%        (10.8)%        (10.5)%
  Net interest margin (3)                                    3.1%         3.4%           3.6%           1.5%
  Average loans to average deposits                         69.7%        66.1%          77.9%          18.9%
  Allowance for loan losses to loans at end of period        1.1%         1.4%           1.2%           9.0%
  Allowance for loan losses to non-performing loans       1639.8%          N/A            N/A            N/A
  Non-performing loans to loans at end of period             0.1%          N/A            N/A            N/A
  Net charge-offs to average loans                           0.1%          N/A            N/A            N/A
  Number of offices                                             4            3              1              1
  Number of full and part-time employees                       58           47             28             21
  Number of Shareholders of Record                            549          542            436            414

CAPITAL RATIOS:
  Average shareholders' equity to average assets             9.2%        12.8%          30.8%          88.8%
  Equity to Assets                                           8.0%        13.0%          19.7%          88.7%
  Total risk-based capital ratio (Bank Only)                12.7%        18.1%          31.6%         283.8%



(1) Based upon weighted average shares oustanding during the period.
(2) Based on Common Stock outstanding at the end of the period.
(3) Net interest income as a percentage of average interest-earning assets.
(4) The Bank did not commence operations until December 21, 1993.

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE CORPORATION RELATES TO THE YEARS ENDED DECEMBER 31, 1996 AND 1995 AND SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE HEREIN.

RESULTS OF OPERATIONS

Year Ended December 31, 1996 Compared to the Year Ended December 31, 1995

The Corporation's results of operations depends primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. The Corporation had net income of $77,584 for the year ended December 31, 1996 compared to a net loss of $866,686 for the year ended December 31, 1995. This change is primarily due to the growth of the Bank allowing for more interest earning assets and net interest income compared to the same period during 1995, thereby offsetting more of the operating expenses.

Net Interest Income
-------------------
Net interest income increased $1,908,301 or 67.5% to $4,735,473 for the year ended December 31, 1996, from $2,827,172 for the year ended December 31, 1995. Total interest income increased $4,716,683 for the year ended December 31, 1996 to $10,969,308 from $6,252,625 for the year ended December 31, 1995. This increase is primarily a result of average total loans for the year ended December 31, 1996 being approximately $94,556,000 compared to average total loans of approximately $48,596,000 for the year ended December 31, 1995. The loan portfolio produces the highest yield of all earning assets. Investment portfolio income increased $1,013,222 or 86.0% to $2,191,032 for the year ended December 31, 1996, as compared to $1,177,810 for the year ended December 31, 1995. This increase is primarily a result of the increase in the average investment securities portfolio from approximately $18,032,000 for the year ended December 31, 1995, to approximately $36,394,000 for the year ended December 31, 1996. Interest on federal funds sold also increased due to an increase in average federal funds sold of approximately $6,104,000 for the year ended December 31, 1996 over the same period the previous year.

Total interest expense increased $2,808,382 or 82.0% to $6,233,835 for the year ended December 31, 1996, from $3,425,453 for the year ended December 31, 1995. This increase is due to an increase in interest bearing deposits and an advance from FHLB. Total interest bearing liabilities averaged approximately $124,841,000 for the year ended December 31, 1996 as compared to approximately $63,801,000 for the year ended December 31, 1995. The average cost of interest bearing liabilities at December 31, 1996, was approximately 4.99% as compared to average cost of interest bearing liabilities of approximately 5.37% at December 31, 1995. The rate decrease was due to an overall decline in the market.

The following table details average balances, interest income/expense and average rates/yields for the Bank's earning assets and interest bearing liabilities for the years ended December 31, 1996 and 1995 (in 000's):


                                                1996                                  1995
                                              Interest     Average                  Interest       Average
                               Average        Income/       Rate/      Average      Income/         Rate/
                               Balance        Expense       Yield      Balance      Expense         Yield
                              ----------------------------------------------------------------------------
Assets:
Federal Funds                 $  21,952      $   1,166      5.31%     $  15,848     $    930        5.87%
Investments                      36,394          2,191      6.02         18,032        1,178        6.53
Loans (gross)                    94,556          7,612      8.05         48,596        4,144        8.53
                              ----------------------------------------------------------------------------
Total earning assets            152,902      $  10,969      7.17%        82,476     $  6,252        7.58%
Non-earning assets                7,607                                   5,351
                              ---------                               ---------
Total assets                  $ 160,509                               $  87,827
                              =========                               =========

Liabilities:
Interest bearing DDA          $  11,311      $     261      2.31%     $   6,367     $    188        2.95%
Savings                          52,033          2,409      4.63         28,593        1,461        5.11
CD's under $100,000              27,611          1,656      6.00         14,452          919        6.36
CD's over $100,000               21,718          1,271      5.85         10,036          609        6.07
Individual
  Retirement Accounts             2,917            186      6.38          1,707          107        6.29
Repurchase Agreements             8,950            431      4.81          2,645          141        5.33
FHLB Advances                       301             20      6.51              0            0        0.00
                              ----------------------------------------------------------------------------
Total Interest
  -bearing Liabilities        $ 124,841      $   6,234      4.99%     $  63,800     $  3,425        5.37%
Non-Interest-bearing
  Liabilities                    20,027                                  12,336
Other Liabilities                   947                                     418
                              ---------                               ---------
Total Liabilities               145,815                                  76,554
Equity                           14,694                                  11,273
                              ---------                               ---------
Total Liabilities & Equity    $ 160,509                               $  87,827
                              =========                               =========


Recap:
Interest Income                              $  10,969      7.17%                   $  6,252        7.58%
Interest Expense                                 6,234      4.99%                      3,425        5.37%
                                             --------------------                   ---------------------
Net Interest
  Income/ Spread                             $   4,735      2.18%                   $  2,827        2.21%
                                             ====================                   =====================

Contribution of Non-
  Interest-bearing funds                                    0.92                                    1.22
Net Interest Margin                                         3.10%                                   3.43%
                                                            =====                                   =====

Average balances computed using daily actual balances.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense of the Company's average earning assets and average interest-bearing liabilities. The table distinguishes between the changes related to average outstanding balances of assets and liabilities (changes in volume holding the initial average interest rate constant) and the changes related to average interest rates (changes in average rate holding the initial average outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

   Year ended December 31, 1996 compared to year ended December 31, 1995 (in 000's)


                                                                Increase  in Net Interest Income
                                                                -------------------------
                                                                  Net         Due to       Due to
                                                                Change         Rate        Volume
                                                                ------         ----        ------
Interest earning assets:
  Federal funds sold                                          $     236    $    (96)     $     332
  Investment securities                                           1,013         (99)         1,112
  Loans                                                           3,468        (245)         3,713
                                                              ------------------------------------
    Total                                                         4,717        (440)         5,157

Interest bearing liabilities:
  Demand deposits                                                    73         (48)           121
  Savings deposits                                                  948        (148)         1,096
  Certificates of deposit under $100,000                            737         (56)           793
  Certificates of deposit over $100,000                             662         (23)           685
  Individual Retirement Accounts                                     79            1            78
  Repurchase agreements                                             290         (15)           305
  FHLB Advances                                                      20            0            20
                                                              ------------------------------------
    Total                                                         2,809        (289)         3,098
                                                              ------------------------------------

Net Change in Net Interest Income                             $   1,908    $   (151)     $   2,059
                                                              ====================================


NOTE:   Due to Rate Increase was calculated by taking the change in the rate times prior year average balance.

        Due to Volume Increase was calculated by taking the change in average balance times the prior year rate.

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

During the year ended December 31, 1996, $420,000 was charged to the provision for loan losses compared to $600,000 for the year ended December 31, 1995. At December 31, 1996, the allowance was $1,355,800 or 1.10% of total loans. This compares to an allowance of $985,000 or 1.40% as of December 31, 1995. There were no charge-offs for the year ended December 31, 1995 and a total of $49,200 was charged-off for the year ended December 31, 1996. There were no loans past due over 30 days at December 31, 1996 and 1995.

Other Operating Income
----------------------
Other operating income for the year ended December 31, 1996, increased $480,648 or 108.5% to $923,650 from $443,002 for the year ended December 31, 1995. The increase is primarily due to an increase in trust fees and commissions of $324,279 or 132.2% from $245,302 for the year ended December 31, 1995 to $569,581 for the year ended December 31, 1996. The increase in trust income is attributable to the increase in total assets under trust management of approximately $120,000,000 from approximately $100,000,000 at December 31, 1995 to approximately $220,000,000 at December 31, 1996.

Other Operating Expenses
------------------------
Other operating expenses for the year ended December 31, 1996 increased $1,624,679 or 45.9% to $5,161,539 from $3,536,860 for the year ended December
31, 1995. Salaries, wages and employee benefits increased $879,845 or 47.7% to $2,723,717 for the year ended December 31, 1996 from $1,843,872 for the year ended December 31, 1995. This increase is primarily due to the increase in the number of employees from 47 full time equivalents at December 31, 1995 to 58 full time equivalents at December 31, 1996 to staff the expanded trust department and two new branch locations. Net occupancy expense increased $146,930 for the year ended December 31, 1996 over the same period the previous year primarily due to the additional expense for the new branch locations and trust department. Furniture and equipment expense increased $199,300 for the year ended December 31, 1996 over the same period the previous year primarily due to the depreciation for the Bash Road branch which opened in late December 1995 and the trust department. Professional services expense increased $41,581 or 16.8% from $247,130 for the year ended December 31, 1995 to $288,711 for the year ended December 31, 1996 due to increased costs associated with initial public reporting. Data processing expenses increased $142,254 for the year ended December 31, 1996 over the same period the previous year primarily due to increased service bureau fees relating to increased transaction activity by the Bank and trust department.

Tax (Benefit)/Expense
---------------------

The Corporation applies a federal income tax rate of 34% and a state tax rate of 8.5% in the computation of tax expense or benefit. For the year ended December 31, 1996, the provision for income taxes consisted of current tax expense of $230,000, a deferred tax benefit of $30,000 and a benefit of $200,000 from the reversal of valuation allowance for deferred tax assets.

The Corporation has total deferred tax assets of $1,061,394 with a corresponding valuation allowance of $830,444 as of December 31, 1996. The tax asset represents net operating losses from previous years' operations. In accordance with accounting pronouncements, a valuation allowance was originally established and maintained because net income had not been reported previous to 1996. The Corporation believes that sufficient net income in future operating years will be sufficient to reverse the valuation allowance, although, there can be no assurance of this. Operating results will depend upon numerous factors including those over which the Corporation has little, if any, control.

EFFECTS OF INFLATION

Inflation can have a significant effect on the operating results of all industries. This is especially true in industries with a high proportion of fixed assets and inventory. However, management believes that these factors are not as critical in the banking industry. Inflation does, however, have an impact on the growth of total assets and the need to maintain a proper level of equity capital.

Interest rates are significantly affected by inflation, but it is difficult to assess the impact since neither the timing nor the magnitude of the changes in the various inflation indices coincides with changes in interest rates. There is, of course, an impact on longer-term earning assets; however, this effect continues to diminish as investment maturities are shortened and interest-earning assets and interest-bearing liabilities shift from fixed rate, long-term to rate-sensitive, short-term.

LIQUIDITY AND INTEREST RATE SENSITIVITY

The Corporation must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as "available for sale" and maturing loans. Federal funds sold represent the Corporations primary source of immediate liquidity and were maintained at a level adequate to meet immediate needs. Federal funds averaged approximately $21,952,000 and $15,848,000 for the twelve months ended December 31, 1996 and 1995, respectively. Maturities in the Corporation's loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At December 31, 1996, the Corporation's rate sensitive liabilities exceeded rate sensitive assets due within one year by $14,611,645.

The purpose of the Bank's Investment Committee is to manage and balance interest rate risk, to provide a readily available source of liquidity to cover deposit runoff and loan growth, and to provide a portfolio of safe, secure assets of high quality that generate a supplemental source of income in concert with the overall asset/liability policies and strategies of the Bank.

The Bank holds securities of the U.S. Government and its agencies along with asset-backed securities and Federal Home Loan Bank and Federal Reserve Bank stock. In order to properly manage market risk, credit risk and interest rate risk, the Bank has guidelines it must follow when purchasing investments for the portfolio and adherence to these policy guidelines are reported monthly to the board of directors.

A significant portion of the Bank's investment securities consist of asset-backed securities and collateralized mortgage obligations. The Bank limits the level of these securities that can be held in the portfolio to a specified percentage of total average assets. Also, asset-backed securities collateralized by receivables other than mortgages will not have a stated final maturity greater than seven years. In addition, only credit card receivables or mortgage-related securities rated "AA" or better by Standard & Poor's, or an equivalent rating by another rating agency, will be purchased.

All mortgage-related securities must pass the FFIEC "stress" test. This stress test determines if price volatility under a 200 basis point interest rate shock for each security exceeds a benchmark 30 year mortgage-backed security. If the security fails the test, it is considered high risk and the Bank will not purchase it. All mortgage-related securities purchased and included in the investment portfolio will be subject to the FFIEC test as of December 31 each year to determine if they have become high risk holdings. If a mortgage-related security becomes high risk, it will be evaluated by the Bank's Investment Committee to determine if the security should be liquidated. At December 31, 1996, the Bank held no high risk mortgage-related securities.

As of December 31, 1996, the average yield on the Bank's investment portfolio is as follows:

                 U.S. Treasuries                                    6.48%
                 U.S. Government agencies                           5.59%
                 Collateralized mortgage obligations                6.44%
                 Asset-backed securities                            5.71%
                 Other securities                                   5.58%

With the exception of securities of the U.S. Government and U.S. Government agencies and corporations, the Corporation had the following securities with a book and market value greater than 10% of shareholders' equity as of December 31, 1996 (in 000's):

                                            Book              Market
         Security                           Value              Value
         --------                           -----              -----

         MBNA Credit Card Floaters        $  1,600           $  1,600

As part of managing liquidity, the Corporation monitors its loan to deposit ratio on a daily basis. At December 31, 1996 the ratio was 72.2 percent which is within the Corporation's acceptable range.

The following table shows the composition of the Bank's loan portfolio as of the dates indicated (in 000's):

                                                               December 31
                                                               -----------
                                                       1996                          1995
                                                               % of                         % of
                                              Amount          Total         Amount          Total
                                            ------------------------------------------------------
   TYPES OF LOANS
   Commercial                               $ 55,678          45.33%       $34,881          49.45%
   Construction                                1,784           1.45          2,375           3.37
   Commercial Mortgage                         3,017           2.46          3,403           4.82
   Residential Mortgage                       56,455          45.95         28,403          40.27
   Installment                                   836           0.68            679           0.96
   Credit Card                                   793           0.65            541           0.77
   Other                                       4,269           3.48            256           0.36
                                            ------------------------------------------------------
      Total-Gross                            122,832         100.00%        70,538         100.00%
                                                             =======                       =======
      Allowance                               (1,356)                         (985)
                                            ---------                      --------
      Total-Net                             $121,476                       $69,553
                                            =========                      ========

The following table shows the composition of the Bank's deposit portfolio as of the dates indicated (in 000's):

                                                                   December 31
                                                  1996                         1995
                                        -----------------------------------------------------
                                                          % of                          % of
                                          Amount         Total           Amount        Total
                                        -----------------------------------------------------
TYPES
OF DEPOSITS
Demand Deposits                         $  30,402        29.69%        $  17,144       26.55%

MMDA/Savings                               71,798        70.12            47,328       73.30

Individual Retirement Accounts                191         0.19                95        0.15

                                        -----------------------------------------------------
Total Demand Deposits                     102,391       100.00%           64,567      100.00%
                                                        =======                       =======

Certificates of Deposit
  Under $100,000                           38,082        56.20            17,333       51.37

Over $100,000                              25,716        37.95            14,570       43.18

Individual Retirement Accounts              3,959         5.85             1,839        5.45
                                        -----------------------------------------------------

Total Certificates of Deposit              67,757       100.00%           33,742      100.00%
                                        ---------       =======        ---------      =======

Total Deposits                          $ 170,148                      $  98,309
                                        =========                      =========

The Corporation experienced an increase in cash and cash equivalents, its primary source of liquidity, of $6,944,177 during 1996. The primary financing activity for 1996 was deposit growth which provided net cash of $71,839,381. Lending used $52,342,676 and increasing federal funds sold used $8,125,000. The Corporation's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation's liquidity position.

The following table illustrates the projected maturities and the repricing mechanisms of the major asset/liabilities categories of the Corporation as of December 31, 1996, based on certain assumptions. No prepayment rate assumptions have been made for the loan portfolio. Maturity and repricing dates for investments have been projected by applying the assumptions set forth below to contractual maturity and repricing dates.


                                                                                                                  NON-
                                                                                                              INTEREST
                              0-180 DAYS      181-365   1-2 YEARS     2-3 YEARS    3-5 YEARS     5+ YEARS     EARNING/         TOTAL
                                                 DAYS                                                          BEARING
                             -------------------------------------------------------------------------------------------------------
Interest-Earning Assets:

  Fed Funds/Overnight Time   $25,675,000            -           -             -            -            -            -   $25,675,000
  Investments                 23,008,069    8,186,084   3,995,041     1,665,987      932,410    1,199,921            -    38,987,512

Loans:
  Commercial & Industrial:
    Fixed                      2,234,236    2,577,906    3,842,817    3,554,648    4,727,708    2,095,079       82,683    19,115,077
    Variable                  36,691,179            -            -            -            -            -            -    36,691,179
  Loans Secured by Real
   Estate:
    Fixed                        949,902      619,707    1,233,698    1,148,386    2,159,874    8,251,370            -    14,362,937
    Variable                  11,127,810    1,312,495    2,582,209    4,820,768    9,787,853   17,263,028            -    46,894,163
  Other:
    Fixed                        188,314      171,926      265,004      167,810       99,673        2,689       70,108       965,524
    Variable                     794,426    4,008,267            -            -            -            -            -     4,802,693
                             -------------------------------------------------------------------------------------------------------
Total Interest-Earning
  Assets                     100,668,936   16,876,385   11,918,769   11,357,599   17,707,518   28,812,087      152,791   187,494,085
Non-Interest Earning
  Assets                                                                                                    13,624,294    13,624,294
                             -------------------------------------------------------------------------------------------------------
Total Assets                                                                                                             201,118,379
                             =======================================================================================================



                                                                                                                 NON-
                                                                                                             INTEREST
                             0-180 DAYS      181-365   1-2 YEARS     2-3 YEARS    3-5 YEARS     5+ YEARS     EARNING/         TOTAL
                                                DAYS                                                          BEARING
                            -------------------------------------------------------------------------------------------------------
Interest-Bearing Liabilities:
  Demand Deposits             5,824,734            -            -            -            -            -   24,576,917    30,401,651
  Interest-Bearing Demand    12,639,697            -            -            -            -            -            -    12,639,697
  Savings Deposits                   -             -            -            -            -            -      719,668       719,668
  Money Market Accounts      58,630,117            -            -            -            -            -            -    58,630,117
  Certificate of Deposits    13,658,831   10,471,574    9,349,340    5,503,795    1,983,564      576,208            -    41,543,312
  Jumbo CD's                 14,734,528    4,214,135    4,229,451    1,787,473    1,248,030            -            -    26,213,617
  Repurchase Agreements      11,983,349            -            -            -            -            -            -    11,983,349
  FHLB Advances                       -            -            -            -    2,000,000            -            -     2,000,000
                            -------------------------------------------------------------------------------------------------------
Total Interest-Bearing
Liabilities                 111,471,256   14,685,709   13,578,791    7,291,268    5,231,594      576,208   25,296,585   184,131,411
Non-Interest Bearing
Liabilities                           -            -            -            -            -            -      987,664       987,664
Equity                                -            -            -            -            -            -   15,999,304    15,999,304
                            -------------------------------------------------------------------------------------------------------
                                                                                                                        201,118,379
                            =======================================================================================================

Interest Sensitivity Gap
  per Period                (16,802,320)   2,190,675   (1,660,022)   4,066,331   12,475,924   28,235,879) (28,506,467)
                            =======================================================================================================
Cumulative Interest
Sensitivity Gap             (16,802,320) (14,611,645) (16,271,667) (12,205,336)     270,588   28,506,467            0
                            =======================================================================================================
Interest Sensitivity Gap
as a Percentage of Earning
assets                            -8.96%        1.17%       -0.89%        2.17%        6.65%       15.06%      -15.20%            -
                            =======================================================================================================
Cumulative Sensitivity Gap
as a Percentage of Earning
Assets                            -8.96%       -7.79%       -8.68%       -6.51%        0.14%       15.20%        0.00%            -
                            =======================================================================================================


CAPITAL RESOURCES

The Corporation's only source of capital since commencing operations has been from issuance of common stock and results of operations. It has not issued long term debt nor does it have any long term debt facility arrangements. The Bank has incurred indebtedness pursuant to a FHLB advance at a rate of 6.40% maturing 8/1/2001. The Bank may add indebtedness of this nature in the future if determined to be in the best interest of the Bank. In late 1995, the Corporation increased its common stock by approximately $5,000,000 with the sale of 400,000 shares. Capital for the Corporation is above regulatory requirements at December 31, 1996. Pertinent capital ratios for the Corporation as of December 31, 1996 are as follows:

                                                          Minimum
                                        Actual          Requirements

Tier 1 risk-based capital ratio          12.7%              4.0%
Total risk-based capital ratio           13.7%              8.0%
Leverage ratio                            8.4%              4.0%


Dividends from the Bank to the Corporation may not exceed the undivided profits of the Bank (included in consolidated retained earnings) without prior approval of a federal regulatory agency. In addition, Federal banking laws limit the amount of loans the Bank may make to the Corporation, subject to certain collateral requirements. No dividends were declared, or loans made, during 1996 or 1995 by the Bank to the Corporation.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------


                         Report of Independent Auditors


Board of Directors
The National Bank of Indianapolis Corporation


We have audited the accompanying consolidated balance sheets of The National Bank of Indianapolis Corporation as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The National Bank of Indianapolis Corporation at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                               Ernst & Young LLP

Indianapolis, IN
February 5, 1997

                 The National Bank of Indianapolis Corporation
                          Consolidated Balance Sheets

                                                                                DECEMBER 31
                                                                          1996               1995
                                                                     ---------------------------------
ASSETS
Cash and due from banks (Note 2)                                     $   14,776,994     $   7,832,817
Federal funds sold                                                       20,675,000        12,550,000
Investment securities:
  Available-for-sale securities                                          28,981,801        16,376,391
  Held-to-maturity securities                                            10,005,711         9,993,329
                                                                     ---------------------------------
Total investment securities (Note 3)                                     38,987,512        26,369,720


Loans (Note 4)                                                          122,831,573        70,538,097
  Less:  Allowance for loan losses                                       (1,355,800)         (985,000)
                                                                     ---------------------------------
Net loans                                                               121,475,773        69,553,097
Premises and equipment (Note 5)                                           3,576,117         3,487,107
Accrued interest                                                          1,197,510           599,593
Other assets                                                                429,473           139,094
                                                                     ---------------------------------
Total assets                                                         $  201,118,379     $ 120,531,428
                                                                     =================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing demand deposits                                $   30,401,651     $  17,144,277
  Money market and saving deposits                                       71,989,482        47,422,437
  Time deposits over $100,000 (Note 6)                                   26,213,617        14,669,622
  Other time deposits                                                    41,543,312        19,072,344
                                                                     ---------------------------------
Total deposits                                                          170,148,062        98,308,680
Security repurchase agreements (Note 7)                                  11,983,349         5,964,512
FHLB advances (Note 7)                                                    2,000,000                 0
Other liabilities                                                           987,664           553,231
                                                                     ---------------------------------
Total liabilities                                                       185,119,075       104,826,423

Shareholders' equity (Notes 8 and 9):
  Common stock, no par value:
    Authorized shares  3,000,000
    Issued and outstanding shares; 1996 1,821,775;
     1995 1,795,663                                                      18,645,376        18,324,671
  Retained earnings-deficit                                              (2,741,520)       (2,819,104)
  Net unrealized gains on available-for-sale
  securities (Note 4)                                                        95,448           199,438
                                                                     ---------------------------------
Total shareholders' equity                                               15,999,304        15,705,005
                                                                     ---------------------------------
Total liabilities and shareholders' equity                           $  201,118,379     $ 120,531,428
                                                                     =================================

See accompanying notes.

                       The National Bank of Indianapolis
                                  Corporation

                       Consolidated Statements of Income

                                                                        YEARS ENDED DECEMBER 31
                                                                      1996                   1995
                                                                  ------------------------------------
Interest income:
  Interest and fees on loans                                      $  7,612,377           $  4,144,440
  Interest on investment securities                                  2,191,032              1,177,810
  Interest on federal funds sold                                     1,165,899                930,375
                                                                  ------------------------------------
Total interest income                                               10,969,308              6,252,625

Interest expense:
   Interest on deposits                                              5,783,680              3,284,592
   Interest on repurchase agreements                                   430,599                140,861
   Interest on FHLB advances                                            19,556                      -
                                                                  ------------------------------------
Total interest expense                                               6,233,835              3,425,453
                                                                  ------------------------------------
Net interest income                                                  4,735,473              2,827,172

Provision for loan losses                                              420,000                600,000
                                                                  ------------------------------------
Net interest income after provision for loan losses                  4,315,473              2,227,172

Other operating income:
  Trust fees and commissions                                           569,581                245,302
  Service charges and fees on deposit accounts                         174,414                113,203
  Net securities gains (losses)                                         22,950                 (2,394)
  Other                                                                156,705                 86,891
                                                                  ------------------------------------
Total other operating income                                           923,650                443,002

Other operating expenses:
  Salaries, wages and employee benefits                              2,723,717              1,843,872
  Net occupancy expense                                                482,494                335,564
  Furniture and equipment expense                                      469,289                269,989
  Professional services                                                288,711                247,130
  Data processing                                                      280,976                138,722
  Other expenses                                                       916,352                701,583
                                                                  ------------------------------------
Total other operating expenses                                       5,161,539              3,536,860
                                                                  ------------------------------------
Net income (loss)                                                 $     77,584           $   (866,686)
                                                                  ====================================

Net income (loss) per common share (based on average number
  of common shares outstanding)                                   $       0.04           $      (0.58)
                                                                  ====================================


Average number of shares of common stock                             1,820,032              1,498,204
                                                                  ====================================

See accompanying notes.

                       The National Bank of Indianapolis
                                  Corporation

                Consolidated Statements of Shareholders' Equity

                                                                                        UNREALIZED
                                                                         RETAINED       GAIN/(LOSS)
                                           COMMON                        EARNINGS           ON
                                            STOCK        SURPLUS          DEFICIT       INVESTMENTS         TOTAL
                                         ----------------------------------------------------------------------------
Balance at January 1, 1995               $13,631,225   $         -    $ (1,952,418)     $ (245,849)     $ 11,432,958

Issuance of stock (380,877 shares)         4,693,446             -               -               -         4,693,446

Net loss                                           -             -        (866,686)              -          (866,686)

Unrealized gain on investments                     -             -               -         445,287           445,287
                                         ----------------------------------------------------------------------------
Balance on December 31, 1995              18,324,671             -      (2,819,104)        199,438        15,705,005

Issuance of stock (26,112 shares)            320,705             -               -               -           320,705

Net income                                         -             -          77,584               -            77,584

Unrealized loss on investments                     -             -               -        (103,990)         (103,990)
                                         ----------------------------------------------------------------------------
Balance at December 31, 1996             $18,645,376   $         -    $ (2,741,520)     $   95,448      $ 15,999,304
                                         ============================================================================

See accompanying notes

                       The National Bank of Indianapolis
                                  Corporation

                     Consolidated Statements of Cash Flows

                                                                         YEARS ENDED DECEMBER 31
                                                                         1996               1995
                                                                   ----------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                  $       77,584      $    (866,686)
Adjustments to reconcile net income (loss) to
  net cash provided (used) by operating activities:
    Provision for loan losses                                             420,000            600,000
    Depreciation and amortization                                         545,583            313,861
    Amortization of intangibles                                               --              41,974
    Net accretion of investments                                         (169,586)          (110,693)
    Increase (decrease) in:
      Interest receivable                                                (597,917)          (340,697)
      Other assets                                                        432,802             77,969
      Other liabilities                                                  (290,378)           309,278
                                                                   ----------------------------------
Net cash provided by operating activities                                 418,088             25,006

INVESTING ACTIVITIES
Net change in federal funds sold                                       (8,125,000)        (6,425,000)
Loss (gain) on sale of investment securities
  available for sale                                                      (22,950)             2,394
Proceeds from maturities of investment securities
  held to maturity                                                      3,963,343                 --
Proceeds from maturities of investment securities
  available for sale                                                   23,051,634          3,595,497
Proceeds from sales of investment securities
  available for sale                                                    3,004,844          3,470,141
Purchases of investment securities held to maturity                    (3,931,421)        (5,048,059)
Purchases of investment securities available for sale                 (38,617,646)       (13,374,634)
Net increase in loans                                                 (52,342,676)       (38,110,858)
Purchases of premises and equipment                                      (634,593)        (1,551,034)
                                                                   ----------------------------------
Net cash used by investing activities                                 (73,654,465)       (57,441,553)

FINANCING ACTIVITIES
Net increase in deposits                                               71,839,381         51,678,655
Increase in security repurchase agreements                              6,020,468          5,884,834
Increase in FHLB borrowings                                             2,000,000                 --
Proceeds from issuance of stock                                           320,705          4,693,446
                                                                   ----------------------------------
Net cash provided by financing activities                              80,180,554         62,256,935
                                                                   ----------------------------------

Increase in cash and cash equivalents                                   6,944,177          4,840,388

Cash and cash equivalents at beginning of year                          7,832,817          2,992,429
                                                                   ----------------------------------
Cash and cash equivalents at end of year                           $   14,776,994      $   7,832,817
                                                                   ==================================

Interest paid                                                      $    6,139,346      $   3,207,157
                                                                   ==================================

See accompanying notes.

                       The National Bank of Indianapolis
                                  Corporation

                   Notes to Consolidated Financial Statements

                               December 31, 1996

1.   ORGANIZATION AND ACCOUNTING POLICIES

ORGANIZATION

The National Bank of Indianapolis Corporation (the Corporation) was incorporated in the State of Indiana on January 29, 1993. From that date through December 8, 1993 the Corporation was in the development stage with its principal activities directed towards organization, raising capital and formation of a de novo national bank, The National Bank of Indianapolis (the Bank). The Bank is a wholly owned subsidiary and commenced operations in December, 1993. The Corporation and the Bank engage in a wide range of commercial, personal banking and trust activities primarily in Central Indiana.

The consolidated financial statements include the accounts of the Corporation and the Bank with intercompany balances and transactions eliminated.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash and interest-bearing deposits. Interest-bearing deposits are available on demand.

INVESTMENT SECURITIES

Investments in debt securities are classified as held-to-maturity or available-for-sale (see Note 3). Management determines the appropriate classification of the securities at the time of purchase and reevaluates such designation as of each balance sheet date.

Debt securities are classified as held-to-maturity when the Corporation has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

Debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity.

The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization is included in interest income from investments and is computed using a method which approximates the level-yield method. Interest and dividends are included

                       The National Bank of Indianapolis
                                  Corporation

             Notes to Consolidated Financial Statements (continued)



1.   ORGANIZATION AND ACCOUNTING POLICIES (CONTINUED)

in interest income from investments. Realized gains and losses, and declines in value judged to be other-than-temporary are included in net securities gains (losses). The cost of securities sold is based on the specific identification method.

LOANS

Interest income on commercial, mortgage and certain installment loans is accrued on the principal amount of such loans outstanding. Loans are placed on nonaccrual status when significant doubt exists as to the collectibility of principal or interest.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. The Corporation applies the provisions of Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by Statement No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." The allowance for loan losses related to loans that are identified for evaluation in accordance with Statement 114 is based on discounted cash flows using the loan's initial effective interest rate, or the fair value of the collateral for certain collateral dependent loans. The Corporation collectively evaluates consumer loans and loans secured by real estate for impairment as homogeneous loan groups which are outside the scope of Statement 114.

The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. The determination of the allowance is based on factors which, in management's judgment, deserve recognition under existing economic conditions in estimating possible loan losses. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance is increased by provisions for loan losses charged against income and reduced by net charge-offs.

                       The National Bank of Indianapolis
                                  Corporation

             Notes to Consolidated Financial Statements (continued)



1.   ORGANIZATION AND ACCOUNTING POLICIES (CONTINUED)

MORTGAGE SERVICING RIGHTS

Mortgage servicing rights are carried at their relative fair value and separately from the loan asset. They are expensed in correlation to estimated net servicing revenues. The capitalized mortgage servicing rights are assessed for impairment based on the fair value of those rights.

PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation computed by the straight-line method over their useful lives or, for leasehold improvements, the remaining lease term.

The Bank recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

STOCK BASED COMPENSATION

The Corporation grants stock options for a fixed number of shares to employees with an exercise price which approximates the fair value of shares at the date of grant. Expense for employee compensation under stock option plans is based on Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25), with expense reported only if options are granted below market price at grant date. Pro forma disclosures of net income and earnings per share are provided as if the fair value method of Financial Accounting Standard No. 123 were used for stock-based compensation.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values of financial instruments are estimated using relevant market information and other assumptions (see Note 12). Fair value estimates involve uncertainties and matters of significant judgment concerning several factors, especially in the absence of broad markets for particular items.

EARNINGS PER SHARE

Earnings per share of common stock is based on weighted-average outstanding shares during the year plus dilutive common stock equivalents using the average stock price. Diluted earnings per share is calculated assuming any conversions occurred at the beginning of the year and uses ending market price, if more dilutive.

                       The National Bank of Indianapolis
                                  Corporation

             Notes to Consolidated Financial Statements (continued)



1.   ORGANIZATION AND ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATIONS

Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 presentation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

The Corporation is required to maintain average reserve balances with the Federal Reserve Bank or as cash on hand or on deposit with a correspondent bank. The required amount of reserve was approximately $633,000 and $535,000 at December 31, 1996 and 1995, respectively.

3. INVESTMENT SECURITIES

The following is a summary of available-for-sale securities and held-to-maturity securities:

                                                          AVAILABLE-FOR-SALE SECURITIES
                                                ------------------------------------------------
                                                                        GROSS          ESTIMATED
                                                  AMORTIZED        UNREALIZED               FAIR
                                                       COST             GAINS              VALUE
                                                ------------------------------------------------
DECEMBER 31, 1996
U.S. Treasury securities                        $ 4,423,366         $  55,919        $ 4,479,285
U.S. Government agencies                         14,643,182            16,986         14,660,168
Collateralized mortgage obligations               6,969,805            17,167          6,986,972
Asset-backed securities                           2,850,000             5,376          2,855,376
                                                ------------------------------------------------
                                                $28,886,353         $  95,448        $28,981,801
                                                ================================================
DECEMBER 31, 1995
U.S. Treasury securities                        $ 5,376,070         $ 157,735        $ 5,533,805
U.S. Government agencies                          4,924,376            24,979          4,949,355
Asset-backed securities                           5,876,507            16,724          5,893,231
                                                ------------------------------------------------
                                                $16,176,953         $ 199,438        $16,376,391
                                                ================================================

                       The National Bank of Indianapolis
                                  Corporation

             Notes to Consolidated Financial Statements (continued)


3. INVESTMENT SECURITIES (CONTINUED)

                                                           HELD-TO-MATURITY SECURITIES
                                                ------------------------------------------------
                                                                        GROSS          ESTIMATED
                                                  AMORTIZED        UNREALIZED               FAIR
                                                       COST             GAINS              VALUE
                                                ------------------------------------------------
DECEMBER 31, 1996
Collateralized mortgage obligations             $ 9,042,711         $  67,376        $ 9,110,087
Other securities                                    963,000             1,583            964,583
                                                ------------------------------------------------
                                                $10,005,711         $  68,959        $10,074,670
                                                ================================================
DECEMBER 31, 1995
Collateralized mortgage obligations             $ 9,536,829         $ 156,845        $ 9,693,674
Other securities                                    456,500             2,662            459,162
                                                ------------------------------------------------
                                                $ 9,993,329         $ 159,507        $10,152,836
                                                ================================================

Sales of available-for-sale securities during 1996 resulted in gross realized gains of $22,950. Sales of available-for-sale securities during 1995 resulted in gross realized gains of $949 and gross realized losses of $3,343.

Investment securities with a carrying value of approximately $13,943,296 and $6,943,877 at December 31, 1996 and 1995, respectively were pledged as collateral for public and trust deposits, securities sold under agreements to repurchase, and for other purposes as required by law or contract.

The amortized cost and estimated fair value of debt and marketable equity securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                                                        ESTIMATED
                                                                    AMORTIZED                FAIR
                                                                         COST               VALUE
                                                                 --------------------------------
AVAILABLE-FOR-SALE
Due in one year or less                                          $ 15,637,980         $15,663,213
Due after one year through five years                              11,648,373          11,718,588
Due after five years through ten years                              1,600,000           1,600,000
                                                                 --------------------------------
                                                                 $ 28,886,353         $28,981,801
                                                                 ================================
HELD-TO-MATURITY
Due after five years through ten years                           $     75,000         $    76,583
No scheduled maturity                                                 888,000             888,000
Collateralized mortgage obligations                                 9,042,711           9,110,087
                                                                 --------------------------------
                                                                  $10,005,711         $10,074,670
                                                                 ================================

                       The National Bank of Indianapolis
                                  Corporation

             Notes to Consolidated Financial Statements (continued)


4. LOANS AND LOAN COMMITMENTS

Loans consist of the following at December 31:

                                                                  1996               1995
                                                              ------------------------------
    Loans secured by real estate                              $ 69,266,404       $38,656,887
    Commercial and industrial loans                             42,913,291        25,083,665
    Loans to individuals for household, family and other
    consumer expenditures                                       10,651,878         6,797,545
                                                              ------------------------------
    Total loans                                               $122,831,573       $70,538,097
                                                              ==============================

In the normal course of business, the Corporation has outstanding letters of credit and loan commitments to meet the financing needs of its customers. At December 31, 1996 and 1995, unused loan commitments totaled approximately $49,596,508 and $31,390,035, respectively. Since some of these commitments are expected to expire without being drawn upon, the outstanding amounts do not necessarily represent future cash requirements.

Activity in the allowance for loan losses was as follows:

                                                                 1996               1995
                                                              ----------------------------
    Beginning balance                                         $  985,000         $ 385,000
    Loans charged off                                           (49,200)                 -
    Provision for loan losses                                    420,000           600,000
                                                              ----------------------------
    Ending balance                                            $1,355,800         $ 985,000
                                                              ============================

One loan was considered to be impaired at December 31, 1996 with a balance of $84,000. The average balance of impaired loans during the year was immaterial. No allocation from the Corporation's allowance for loan losses has been made for impaired loans.

Loans are entirely to borrowers in the Central Indiana area.

5. PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

                                                                  1996              1995
                                                              ------------------------------
    Land and improvements                                     $ 1,422,453        $1,400,695
    Building and improvements                                     660,639           596,308
    Construction in progress                                            -            8,168
    Leasehold improvements                                        605,371           467,112
    Furniture and equipment                                     1,953,380         1,534,967
                                                              ------------------------------
                                                                4,641,843         4,007,250
    Less accumulated depreciation and amortization             (1,065,726)         (520,143)
                                                              ------------------------------
                                                              $ 3,576,117        $3,487,107
                                                              ==============================

                       The National Bank of Indianapolis
                                  Corporation

             Notes to Consolidated Financial Statements (continued)



5. PREMISES AND EQUIPMENT (CONTINUED)

The Corporation occupies office space in a downtown office building pursuant to three operating leases; two of which expire in 2001 and one which expires in 2003. These leases are noncancelable, except under certain circumstances for which penalties may be imposed. The lease which expires in 2003 may be renewed for two successive five-year periods. On February 13, 1996 the Corporation executed a fourth noncancelable operating lease which expires in 1999 for office space at the Chamber of Commerce building. This lease may be renewed for one additional term of five years. Rent expense under these leases was $239,070 and $163,193 for 1996 and 1995, respectively. Remaining minimum rental commitments for these leases at December 31, 1996 total approximately $247,000 for 1997, $263,000 for 1998; $284,000 for 1999; $278,000 for 2000; $208,000 for 2001; and
aggregate approximately $113,000 for all years thereafter. They also require payment of a proportionate share of insurance, real estate taxes and certain other operating expenses of the building in which the space is leased.

DEPOSITS

At December 31, 1996 the stated maturities of time deposits are as follows:

                                                                         LESS THAN     GREATER THAN
                                                                          $100,000         $100,000
                                                                      -----------------------------
Mature in three months or less                                        $  5,210,154      $ 8,386,433
Mature after three months through six months                             8,448,677        6,348,095
Mature after six months through twelve months                           10,471,574        4,214,135
Mature in 1998                                                           9,349,340        4,229,451
Mature in 1999                                                           5,503,795        1,787,473
Thereafter                                                               2,559,772        1,248,030
                                                                      -----------------------------
                                                                       $41,543,312      $26,213,617
                                                                      =============================

OTHER BORROWINGS

Other borrowings consist of the following at December 31:

                                                                              1996             1995
                                                                      -----------------------------
Security repurchase agreements                                         $11,983,349       $5,964,512
FHLB advances                                                            2,000,000                -
                                                                      -----------------------------
Total other borrowings                                                 $13,983,349       $5,964,512
                                                                      =============================

                       The National Bank of Indianapolis
                                  Corporation

             Notes to Consolidated Financial Statements (continued)



7.  OTHER BORROWINGS (CONTINUED)

Security repurchase agreements are short-term borrowings that generally mature within one to four days from the transaction date. The FHLB advance has a fixed interest rate of 6.4% and requires monthly interest payments. The maturity date for this advance is August 1, 2001 at which time the principal is due. The advance is secured by a pledge covering certain of the Corporation's mortgage loans and investment securities.

Investment securities with a carrying value of approximately $13,943,296 and $6,943,877 at December 31, 1996 and 1995, respectively were pledged as collateral for public and trust deposits, securities sold under agreements to repurchase, and for other purposes as required by law or contract.

8. STOCK OPTION AND EMPLOYEE BENEFIT PROGRAMS

The Board of Directors of the Corporation adopted stock option plans for directors and key employees at the initial formation of the Bank in 1993. The Board of Directors authorized 130,000 shares in 1993 and an additional 90,000 shares during 1996. All of the options in these plans remain exercisable for a period of 10 years from the date of issuance, subject to the terms and conditions of the plans.

Shares subject to outstanding options are summarized as follows:

                                                            1996             1995
                                                          ------------------------
Options outstanding at beginning of year                  116,500          104,000
New options granted                                        15,000           12,500
                                                          ------------------------
Options outstanding at end of year                        131,500          116,500
                                                          ========================

As of December 31, 1996, total shares which may be purchased under the plans is 131,500 with option prices ranging from $10.00 to $12.50. There were no options exercised or forfeited during 1996 and 1995.

The Board of Directors also approved a restricted stock plan in 1993. Shares reserved by the Corporation for the restricted stock plan include 50,000 shares in 1994 and an additional 20,000 shares during 1996. In 1993, the Corporation granted shares under this plan to employees for 48,000 shares subject to the terms and conditions of the restricted plan. These options remain outstanding for a period of 7 years from the date of issuance. No options have been exercised or forfeited as of December 31, 1996.

                       The National Bank of Indianapolis
                                  Corporation

             Notes to Consolidated Financial Statements (continued)



8. STOCK OPTION AND EMPLOYEE BENEFIT PROGRAMS (CONTINUED)

In consideration of their efforts in organizing the Corporation and the Bank, two officers/directors of the Corporation were issued warrants on October 18, 1993 to purchase an additional 345,500 common shares. The warrants became exercisable, subject to certain regulatory conditions and restrictions, on October 18, 1994 and will remain exercisable for a period of ten years thereafter at a purchase price of $10 per share. During 1995, the Corporation issued warrants to purchase an additional 76,875 common shares at a purchase price of $12.50 to one officer/director. The warrants expire on July 20, 2005.

The Corporation has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its director and employee stock options, restricted stock and warrants, because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Corporation's director and employee stock options and warrants equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Corporation has accounted for its stock options, restricted stock and warrants granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for the options and warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996, respectively: risk-free interest rates of 5.73% and 6.56%; a dividend yield of -0-%; volatility factor of the expected market price of the Corporation's common stock of .001; and an expected life of the option of 10 years. The fair value for the restricted stock was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996, respectively: risk-free interest rates of 5.51% and 6.33%, a dividend yield of -0-%, volatility factor of the expected market price of the Corporation's common stock of .001, and an expected life of 7 years.

                       The National Bank of Indianapolis
                                  Corporation

             Notes to Consolidated Financial Statements (continued)



8. STOCK OPTION AND EMPLOYEE BENEFIT PROGRAMS (CONTINUED)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Corporation's director and employee stock options, restricted stock and warrants have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Corporation's pro forma information follows:

                                              1996             1995
                                           ----------------------------
Pro forma net loss                         $(70,436)       $(1,536,132)
Pro forma earnings per share:
       Primary                             $   (.04)       $     (1.03)

Effective January 1, 1994, the Bank adopted a trusteed 401(k) retirement savings plan covering substantially all employees and encouraging employee contributions. Employer contributions include Board of Director discretionary contributions and the matching of a portion of employee contributions. The Bank expensed approximately $33,000 and $28,000 for employer contributions to the plan during 1996 and 1995, respectively.

9. DIVIDEND AND LOAN LIMITATION AND REGULATORY CAPITAL RATIOS

Dividends from the Bank to the Corporation may not exceed the undivided profits of the Bank (included in consolidated retained earnings) without prior approval of a federal regulatory agency. In addition, Federal banking laws limit the amount of loans the Bank may make to the Corporation, subject to certain collateral requirements. No dividends were declared, or loans made, during 1996 by the Bank to the Corporation

                       The National Bank of Indianapolis
                                  Corporation

             Notes to Consolidated Financial Statements (continued)



9. DIVIDEND AND LOAN LIMITATION AND REGULATORY CAPITAL RATIOS (CONTINUED)

The Federal Reserve Board has established standards for measuring capital adequacy based on "risk-weighting" assets according to potential credit risk and classifying capital into two tiers. At December 31, 1996, the Corporation's Tier 1 capital, consisting of shareholders' equity, was $15,999,304. Tier 2 capital, which consists of a portion of the allowance for loan losses, amounted to $1,355,800. Total qualifying capital, combining Tier 1 and Tier 2 capital, therefore, amounted to $17,355,104 and risk-weighted assets (including off-balance sheet exposures) totaled $126,457,345 against which Tier 1 and Tier 1 plus Tier 2 capital are compared to determine risk-based capital ratios. The capital adequacy standards also require a minimum leverage ratio which represents the ratio of total qualifying capital to total adjusted assets.

As shown in the following table, the Corporation's regulatory capital ratios are above minimum levels as of December 31, 1996 and 1995.

                                                                      MINIMUM
                                                     ACTUAL      REQUIREMENTS
                                                     ------------------------
As of December 31, 1996

    Tier 1 risk-based capital ratio                   12.7%              4.0%
    Total risk-based capital ratio                    13.7               8.0
    Leverage ratio                                     8.4               4.0

    As of December 31, 1995

    Tier 1 risk-based capital ratio                   18.1%              4.0%
    Total risk-based capital ratio                    19.3               8.0
    Leverage ratio                                    13.1               4.0


10.  RELATED PARTIES

Certain directors and principal shareholders of the Corporation, including their families and companies in which they are principal owners, were loan customers of and had other transactions with the Corporation or its subsidiary in the ordinary course of business during 1996. The aggregate dollar amount of these loans was approximately $1,704,590 and $1,820,620 on December 31, 1996 and 1995, respectively. All of the loans made were on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with unrelated parties. The amounts do not include loans made in the ordinary course of business to companies in which officers or directors of the Corporation are either officers or directors, but are not principal owners, of such companies.

                       The National Bank of Indianapolis
                                  Corporation

             Notes to Consolidated Financial Statements (continued)



10.  RELATED PARTIES (CONTINUED)

During 1996, new loans to these parties amounted to $181,238 and repayments amounted to $397,264.

A director of the Corporation has a minority ownership interest in one of the leased premises. The Corporation received a report from an independent property consultant at the inception of the lease that the rent and other terms appeared to be customary and fair.

11. INCOME TAXES

The Corporation applies a federal income tax rate of 34% and a state tax rate of 8.5% in the computation of tax expense or benefit. The provision for income taxes consisted of current tax expense of $230,000, a deferred tax benefit of $30,000 and a benefit of $200,000 from the reversal of valuation allowance for deferred tax assets.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are recognized for the estimated tax effects attributable to deductible temporary differences and operating loss carryforwards, net of any valuation allowances for amounts which may not be realized by the Corporation. At December 31, 1996, the Corporation has net operating loss carryforwards of approximately $55,000, $840,000 and $120,000 that expire in the years 2008, 2009 and 2010, respectively. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to those carryforwards and part of the Corporation's deductible temporary differences.

The components of the Corporation's net deferred tax asset in the consolidated statement of condition as of December 31 are as follows:

                                                                              1996              1995
                                                                       ------------------------------
    Deferred tax assets:
        Tax operating loss carryforwards:
          Federal                                                      $   320,923       $   502,879
          State                                                             87,684           137,399
                                                                       ------------------------------
                                                                           408,607           640,278
        Allowance for loan losses                                          542,320           334,900
        Other                                                              110,467            58,494
                                                                       ------------------------------
          Total deferred tax assets                                      1,061,394         1,033,672
        Valuation allowance for deferred tax assets                       (830,444)       (1,033,672)
                                                                       ------------------------------
          Net deferred tax assets                                      $   230,950       $         -
                                                                       ==============================

                       The National Bank of Indianapolis
                                  Corporation

             Notes to Consolidated Financial Statements (continued)



12. FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:

    Cash and short-term investments: The carrying amounts reported in the balance sheet for cash and short-term investments approximate those assets' fair values.

    Investment securities (including collateral mortgage obligations): Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

    Loans receivable: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for all other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest approximates its fair value.

    Deposit liabilities: The fair values disclosed for demand deposits, including interest-bearing and noninterest-bearing accounts, passbook savings, and certain types of money market accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

                       The National Bank of Indianapolis
                                  Corporation

             Notes to Consolidated Financial Statements (continued)



12. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

    Short-term borrowings: The carrying amounts of borrowings under repurchase agreements, and other short-term borrowings approximate their fair values.

    Off-balances-sheet instruments: Fair values of the Corporation's off-balance-sheet instruments (loan commitments) are based on quoted fees currently charged to enter into similar agreements, taking into account the counterparties' credit standing.

The estimated fair values of the Corporation's financial instruments at December 31, 1996 and 1995 are as follows:

                                                       1996                              1995
                                        -----------------------------------------------------------------
                                          CARRYING               FAIR         CARRYING           FAIR
                                           AMOUNT               VALUE          AMOUNT           VALUE
                                        -----------------------------------------------------------------
  ASSETS:
    Cash and due from banks             $ 14,776,944        $ 14,776,994     $  7,832,817    $  7,832,817
    Federal funds sold                    20,675,000          20,675,000       12,550,000      12,550,000
    Investment securities
     available-for-sale                   28,981,801          28,981,801       16,376,391      16,376,391
    Investment securities held-to-
     maturity                             10,005,711          10,074,670        9,993,329      10,152,836
    Net loans                            121,475,773         121,964,142       69,553,097      69,983,374

  LIABILITIES:
    Deposits                             170,148,062         170,503,668       98,308,680      98,717,597
    Short-term borrowings                 13,983,349          13,983,349        5,964,512       5,964,512

  OFF-BALANCE-SHEET INSTRUMENTS:
    Loan commitments                               -             208,317                -         117,138
    Standby and commercial
     letters of credit                             -              28,240                -          11,490


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

         Not applicable.


PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.
----------------------------------------------------------------------

         The following sets forth information as to each director and each executive officer of the Corporation and the Bank as of December 31, 1996, including their ages, present principal occupations, other business experience during the last five years and directorships in other publicly held companies. Each individual's service with the Corporation and the Bank began at the formation of the Corporation in 1993, unless otherwise noted. In addition, all current directors of the Corporation are also current directors of the Bank. Certain family relationships exist among the directors of the Corporation. Michael S. Maurer and Morris L. Maurer are cousins. There are no arrangements or understandings between any of the directors pursuant to which any of them have been selected for their respective positions.

         MICHAEL S. MAURER - Age 54, Term Expires 1998. Mr. Maurer, the chairman of the board of the Corporation and the Bank, was self-employed as an attorney from 1969 through 1988. In 1987 Mr. Maurer became chief executive officer and fifty percent owner of MYSTAR Corp., a broadcasting company which owns Indianapolis radio stations WTPI, WZPL-FM and WMyS-AM. In 1990 Mr. Maurer became chief executive officer and fifty percent owner of IBJ Corp., a publishing company which owns The Indianapolis Business Journal, The Court and
Commercial Record, and the Indiana Lawyer.   From April 1991 through December
1992, Mr. Maurer served as a director and member of the Executive Committee of Merchants National Bank/National City Bank, Indianapolis, Indiana. Mr. Maurer is currently a director of IPALCO Enterprises, Inc. and Indianapolis Power and Light Company.

         MORRIS L. MAURER - Age 45, Term Expires 1999. Mr. Maurer is the president, chief executive officer and a director of the Corporation and the Bank. He was employed by Indiana National Bank/INB Financial Corporation from 1975 through 1992. In Mr. Maurer's capacity as senior vice president, he was responsible for corporate-wide strategic planning, venture capital, chairman of corporate and lead bank ALCO committees, mergers and acquisitions, and economic research. As chief financial officer, Mr. Maurer was responsible for general accounting, controller, investment, funds desk, security sales and brokerage functions. In addition, Mr. Maurer was a member of the executive management committee, and chairman of the state-wide bank integration committee.

         PHILIP B. ROBY - Age 53, Term Expires 1997. Mr. Roby is the executive vice president, chief operating officer and a director of the Corporation and the Bank and is also the chief lending officer of the Bank. He began his career at Indiana National Bank in 1965 in its Management Training Program. During the years between 1967 to 1973, Mr. Roby worked as a Commercial Lending Officer and Correspondent Banking Officer at Indiana National Bank. In 1973, he was named manager of the Commercial Credit Department with responsibility for the Commercial Credit Training Program in Commercial Loan Analysis. In 1975, he became president of two real estate subsidiaries of the parent holding company, Indiana National Financial Corporation.

         From 1978 to 1990, he held the position of senior vice president and division head of the Metropolitan Division. Mr. Roby served as a member of the Commercial Loan Committee during this period. In 1990, Mr. Roby became president of INB Banking Company, Northeast, an affiliate bank of INB Financial Corporation, located in Fort Wayne, Indiana. Subsequent to the INB merger with NBD Bancorp, he was elected executive vice president and senior commercial lending officer for the Northeast Region of the merged bank and was also named one of the eight members of the Senior Indiana Loan Committee of NBD Indiana, Inc.

         JAMES M. CORNELIUS - Age 53, Term Expires 1998. Mr. Cornelius, a director, is chairman of the board of directors of Guidant Corporation, a global medical device company traded on the New York and Pacific Stock Exchanges. He was elected to this position in September 1994 and joined Guidant full time following his retirement from Eli Lilly and Company in October 1995. He served as vice president of finance and chief financial officer at Lilly from January 1983 until his retirement and served on its Board and Executive Committee from December 1986. Mr. Cornelius serves on the Board of Directors for American United Life Insurance Company and Lilly Industries, Inc. He served as a director of Indiana National Bank from 1982 through 1992.

         TODD H. STUART - Age 31, Term Expires 1999. Mr. Stuart, a director, has been employed by Stuart's Household Furniture Moving & Storage, Inc., a household and commercial moving, packing and warehousing business since 1983. As vice president of the company, Mr. Stuart's responsibilities include sales, daily operations and supervision of more than 40 employees. Mr. Stuart is also a director of Bankers Life Holding Corporation, Chicago, Illinois.

         G. BENJAMIN LANTZ -  Age 60, Term Expires 1998.   Dr. Lantz, a
director, has been employed as president of the University of Indianapolis from 1988 through the present. He served approximately 18 years in the administration of various colleges before he became vice president, administration and development at NESCO, Inc., a privately held manufacturing, real estate and engineering company located in Mayfield Heights, Ohio. Dr. Lantz's responsibilities included supervision of legal counsel and corporate recruitment. Dr. Lantz was also involved in acquisitions and divestitures and locating, analyzing and negotiating and conducting due diligence activities for the purchase of companies. Dr. Lantz also monitored corporate activities for four companies.

         ANDRE B. LACY - Age 57, Term Expires 1999. Mr. Lacy, a director, began his career in 1961 with the predecessor of Lacy Diversified Industries, Inc. as an analyst. Mr. Lacy held various positions with the company before becoming chairman and chief executive officer of LDI, Ltd. (Limited Partnership) and its subsidiaries. Its various entities include: Lacy Diversified Industries; Jessup Door Company; Major Video Concepts; Tucker-Rocky Distributing; and Answer Products, Inc.

         Mr. Lacy was a director of Merchants National Bank & Trust Company and Merchants National Corporation/National City Corporation from 1979 through 1992. He also served as chairman of the Finance Committee and as a member of the Executive Committee. Mr. Lacy is currently a director of Albemarle Corporation, Richmond, Virginia; IPALCO Enterprises, Indianapolis; Tredegar Industries, Richmond, Virginia; and Patterson Dental Company, St. Paul, Minnesota.

         DAVID R. FRICK - Age 52, Term Expires 1997. Mr. Frick, a director, is the executive vice president and chief administrative officer of Athem, Inc. (an
insurance and financial services company).   He served as managing partner of
Baker & Daniels, one of Indiana's largest law firms, from 1987 through 1992. Mr. Frick was engaged in the private practice of law from 1969 to 1976, when he became Corporation Counsel and Deputy Mayor of the City of Indianapolis. Mr. Frick returned to the private practice of law in 1982 in Indianapolis. Mr. Frick is also a director of Broadcasting Management, Inc., a venture capital fund which owns radio stations.

         KATHRYN G. BETLEY - Age 54, Term Expires 1997. Ms. Betley, a director, has been chairman of the board, secretary and co-owner of Romancing the Seasons, a retail store located in Indianapolis, from 1989 through the present. Ms. Betley is an extremely active community volunteer in the Indianapolis area and is involved with and serves on the boards of many civic organizations.

         WILLIAM J. LOVEDAY - Age 53, Term Expires 1998. Mr. Loveday, a director, is currently the president and chief executive officer of Clarian Health Partners, Inc. Mr. Loveday has served in that capacity from 1988 through the present. Mr. Loveday is also a director of Indianapolis Life Insurance Company. From 1983 to 1988, Mr. Loveday was executive vice president and chief operating officer of Memorial Medical Center of Long Beach, California.

         DEBRA L. ROSS - Age 35.   Ms. Ross is the chief financial officer of
the Corporation and Bank. She was employed by Summit Bank from 1989 to 1993. In Ms. Ross' capacity as assistant vice president and assistant controller, she was responsible for developing and administering accounting policies and procedures, regulatory reporting, financial analysis, budgeting and directing and supervising the activities of the accounting and cash management departments.

ITEM 10.  EXECUTIVE COMPENSATION.
---------------------------------

Compensation Committee
----------------------

         Decisions on compensation of the Corporation's executives are made by the Compensation Committee of the Board, which also serves as the Compensation Committee of the Bank. Each member of the Compensation Committee is a non-employee director. All decisions of the Compensation Committee relating to the compensation of the Corporation and the Bank's executive officers are reviewed by the full Board.

Compensation of Directors
-------------------------

         Directors of the Corporation and the Bank have never received a fee for serving in such capacity and neither the Corporation nor the Bank are currently paying any director fees. In June 1996 the Board of Directors has adopted a resolution providing that Directors be compensated with stock options each June having a net present value between approximately $17,500 to $20,000 until such time as the Directors are compensated with cash compensation. In June 1996, Messrs. Cornelius, Frick, Lacy, Lantz and Stuart were each granted options for 2,000 shares, exercisable at $12.50 per share, during a ten year period. Ms. Betley and Mr. Loveday, who became directors in October 1995, were each granted options in March 1996 for 2,500 shares, exercisable at $12.50 per share, during a ten year period.

Compensation Policies Toward Executive Officers
-----------------------------------------------

         The Compensation Committee's executive compensation policies are designed to provide competitive levels of compensation to the executive officers and to reward officers for individual performance and for performance of the Corporation as a whole. Although there are established goals and standards relating to performance of the Corporation, these goals and standards have not been established solely for utilization in setting compensation of individual employees. The Compensation Committee does, however, consider the Corporation and the Bank's performance compared to the Annual Plan and compared to certain established non-financial goals in setting compensation levels.

Base Salary

         Each executive officer is reviewed individually by the Compensation Committee, which review includes an analysis of the performance of the Corporation and the Bank. In addition, the review includes, among other things, an analysis of the individual's performance during the past fiscal year, focusing primarily upon the following aspects of the individual's job or characteristics of the individual exhibited during the most recent fiscal year: quality and quantity of work; supervisory skills; dependability; initiative; attendance; overall skill level; and overall value to the Corporation.

Bonus Amounts

         During 1996, the Board of Directors approved a bonus plan ("Bonus Plan") for all employees of the Bank applicable only to 1996. Under the terms of the Bonus Plan, all employees were entitled to receive a bonus equal to 3% to 5% of their salary depending upon the amount, if any, by which the Bank exceeded its budget. Mr. Maurer received a bonus of $5,525 and Mr. Roby a bonus of $4,896, payable in 1997.

Other Compensation Plans

         At various times in the past, the Corporation has adopted certain broad-based employee benefit plans for all employees. Senior executives are permitted to participate in these plans on the same terms as non-executive employees who meet applicable eligibility criteria, subject to any legal limitations on the amount that may be contributed or the benefits that may be payable under the plans. These plans include such customary employee benefit plans as medical insurance, life insurance, and a 401(k) plan.

Summary Compensation Table
--------------------------

         The following table sets forth for the fiscal year ending December 31, 1996 the cash compensation paid by the Corporation or the Bank, as well as certain other compensation paid or awarded during those years, to the chief executive officer and any other executive officer whose total annual salary and bonus equaled or exceeded $100,000. Michael S. Maurer receives no salary from either the Corporation or the Bank; however, Mr. Maurer did receive warrants to purchase 76,875 shares at $12.50 per share during 1995. See "Employee Benefit Plans -- Warrants."

                                     ANNUAL COMPENSATION (1)            LONG TERM COMPENSATION
                                     --------------------------------------------------------------
                                                                                        SECURITIES
                                                                   RESTRICTED STOCK     UNDERLYING       ALL OTHER
NAME AND                             SALARY ($)        BONUS          AWARDS (#)       OPTIONS/SARS     COMPENSATION
PRINCIPAL POSITION       YEAR           (2)             ($)              (3)                (#)             (4)
--------------------------------------------------------------------------------------------------------------------
Morris L. Maurer,        1996         $125,272        $ 5,525            -0-               -0-             $3,300
President and Chief
Executive Officer
                         1995         $114,615        $30,000            -0-               -0-             $2,522
                         1994         $110,000          -0-             25,000            35,000           $2,330
                         -------------------------------------------------------------------------------------------
Philip B. Roby,          1996         $113,243        $ 4,986            -0-               -0-             $2,921
Executive Vice
President and Chief
Operating Officer
                         1995         $107,154        $20,000            -0-               -0-             $2,357
                         1994         $100,000          -0-             15,000            25,000           $2,194
                         -------------------------------------------------------------------------------------------

(1) While executive officers enjoy certain perquisites, such perquisites are less than 5% of such officer's salary and bonus and are not required to be reported.

(2) Effective July 1, 1996 the salary of Morris L. Maurer was increased from $120,000 to $126,000 and the salary of Philip B. Roby was increased from $110,000 to $115,500. Effective July 1, 1995, the salary of Morris L. Maurer was increased from $110,000 to $120,000 and the salary of Philip B. Roby was increased from $100,000 to $110,000.

(3) No shares of restricted stock will begin to vest until the Corporation has achieved pre-tax net income exceeding $500,000 in a fiscal year, after which 50% of such shares will vest on December 31 of such fiscal year with an additional 25% vesting on each subsequent December 31. The restricted stock awards will be forfeited if not vested within 7 years. No dividends will be paid on shares of restricted stock until such stock vests.

(4) These amounts represent Corporation contributions under the Corporation's 401(k) savings plan.

Employee Benefit Plans
----------------------

Warrants

         In consideration of their efforts in organizing the Corporation and the Bank and for services to be rendered after the Bank began operations, Michael S. Maurer and Morris L. Maurer were issued warrants to purchase 307,500 and 38,000 shares, respectively, in connection with the formation of the Corporation and the Bank in 1993. Such warrants are exercisable and will remain exercisable until 2003 at a purchase price of $10.00 per share. The warrants will immediately become null and void, without any action required by the Corporation or the Bank, the Federal Deposit Insurance Corporation ("FDIC"), the Office of the Comptroller of the Currency ("OCC"), or the Board of Governors of the Federal Reserve System ("Federal Reserve") if either the Federal Reserve, the FDIC, or the OCC issues a directive or final order to the Corporation or the Bank requiring a contribution of capital.

         In addition, in 1995 Michael S. Maurer received warrants for 76,875 shares, exercisable at a price of $12.50 per share, exercisable until 2005. Such warrants were granted to Mr. Maurer in recognition of the fact that he had not received any cash compensation from either the Bank or the Corporation since its inception, and that the initial directors of the Corporation and the Bank who are still directors had received at that time options individually for 6,500 shares since the Corporation and the Bank were organized.

Stock Plans

         The Corporation has adopted a stock option program for directors of the Corporation and the Bank, and a separate stock option program for officers and key employees of the Corporation and the Bank. The Corporation has also adopted a restricted stock plan for officers and employees of the Corporation and the Bank. Under the option programs, options for an aggregate of 220,000 shares may be granted. A total of 70,000 shares have been reserved for issuance under the restricted stock plan. The Board of Directors of the Corporation believes these programs provide an important incentive to those who will be instrumental to the success of the Corporation and of the Bank. A more detailed description of each of the programs is set forth below.

         1993 Employees' Stock Option Plan. This plan provides for the grant of "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code and the grant of nonqualified stock options (the "Plan"). The Plan provides for the award of stock options to elected officers and key employees of the Corporation and its subsidiaries, including the Bank, which currently is the Corporation's only subsidiary. The exercise price for all options granted under the Plan will not be less than the greater of $10.00 or the fair market value of the Shares on the date of grant. The Plan will expire on May 31, 2003.

         Options may be granted under the Plan only to officers and other key employees who are in positions to make significant contributions to the success of the Corporation. The Compensation Committee, consisting of outside directors of the Corporation who are ineligible under the Plan to receive options themselves, administers the Plan.

         Options are exercisable in whole or in part upon such terms and conditions as may be determined by the Compensation Committee, but in no event will any incentive stock options be exercisable later than ten years after date of grant.

         A total of 120,000 shares has been reserved for issuance under the Employee Stock Option Plan. Options for 84,000 shares have been granted under the Plan. Morris L. Maurer received options for 35,000 shares and Philip B. Roby received options for 25,000 shares, representing 41.7% and 29.8% of the total options granted under the Plan in 1994. No options were granted under the Plan in 1995. All of the options which have been granted are exercisable at $10.00 per share. Twenty percent of the options which have been granted vested on December 31, 1994, an additional 20% vested on December 31, 1995, with an additional 20% vesting every December 31 thereafter until the options will be fully vested on December 31, 1998.

         The following table shows the number of shares covered by both exercisable and non-exercisable stock options by Messrs. M. L. Maurer and Roby as of December 31, 1996. Also reported are the values for the "in-the-money" options, which represent the positive spread between the exercise price of any such existing stock options and the year-end assumed price of the Common Stock. For purposes of the following table, the year-end price of the stock was assumed to be $12.50. Because there is not an established trading market for the Common Stock, the assumed price of $12.50 may not reflect the actual price which would be paid for shares of the Common Stock in an active or established trading market and should not necessarily be relied upon when determining the value of a shareholder's investment.

                                           NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                                      UNDERLYING UNEXERCISED OPTIONS        IN-THE-MONEY OPTIONS
                                            AT FISCAL YEAR END               AT FISCAL YEAR END
                                                    (#)                              ($)
                                      ---------------------------------------------------------------
  NAME                                EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
-----------------------------------------------------------------------------------------------------
  Morris L. Maurer                      21,000           14,000           $52,500          $35,000
  Philip B. Roby                        15,000           10,000           $37,500          $25,000


         1993 Directors' Stock Option Plan. As previously stated, Directors have not received any fees for their services as a director. However in 1993, the Board of Directors of the Corporation adopted a nonqualified stock option plan (the "Directors' Plan") which provides for the grant of nonqualified stock options to those individuals who are not officers or employees of the Corporation or the Bank and who serve as directors (the "Outside Directors") of the Corporation or any of its subsidiaries, including the Bank. The Chairman of the Board of Directors of the Corporation, Michael S. Maurer, is not eligible to receive grants of options under the Directors' Plan. The Plan will expire on May 31, 2003.

         The Directors' Plan provides for the grant of nonqualified stock options to acquire shares of the Corporation at a price equal to the greater of $10.00 or the fair market value of the shares on the date of grant. A total of 100,000 shares has been reserved for issuance under the Directors' Plan. There are currently 52,500 shares available for issuance under the Directors' Plan.

         The options under this program are exercisable for ten years from the date of grant. In addition, the options will immediately become null and void, without any action required by the Corporation or the Bank, the FDIC, the OCC, or the Federal Reserve if either the Federal Reserve, the FDIC, or the OCC issues a directive or final order to the Corporation or the Bank requiring a contribution of capital. Messrs. Cornelius, Frick, Lacy, Lantz, and Stuart have each received options to acquire a total of 8,500 shares. These individuals received options for 2,000 shares in 1996 at an exercise price of $12.50 per share. Ms. Betley and Mr. Loveday were not appointed as directors until October 1995. They were each granted options for 2,500 shares at an exercise price of $12.50 per share under the Directors' Plan in 1996. Individuals become eligible to receive grants of options under the Directors' Plan upon their election to a qualifying board of directors but do not receive additional options because they are a member of more than one such board.

         1993 Restricted Stock Plan. On June 1, 1993, the Board of Directors of the Corporation adopted a Restricted Stock Plan (the "Restricted Stock Plan"), which provides for the grant of shares to officers and key employees of the Corporation and the Bank.

         The Restricted Stock Plan provides for the outright grant of shares, subject to the vesting schedule set forth in the agreement between the recipient and the Administrative Committee of the Restricted Stock Plan, to officers and employees of the Corporation and the Bank. Grants under the Restricted Stock Plan may be made only to officers and other employees who are in position to make significant contributions to the success of the Corporation. The Compensation Committee, consisting of outside directors of the Corporation who are ineligible under the Plan to receive grants of restricted stock, administers the Restricted Stock Plan. Such committee has the authority to determine the number of grants to issue and to whom such grants are made, what price, if any, will be required to purchase shares of stock issued under the Restricted Stock Plan and the vesting schedule of the restricted stock.

         The Restricted Stock Plan provides for the issuance of up to 70,000 Shares. The plan expires on May 31, 2006. Grants for 48,000 shares have been made under the Restricted Stock Plan. Morris L. Maurer received grants for 25,000 shares and Philip B. Roby received grants for 15,000 shares during 1994. As set forth in their respective agreements, these shares of restricted stock will not begin to vest until the Corporation has achieved pre-tax net income exceeding $500,000 in a fiscal year. No grants were made during 1995.

401(k) Savings Plan

         The Corporation sponsors The National Bank of Indianapolis Corporation 401(k) Savings Plan ("401(k) Plan") for the benefit of substantially all of the employees of the Corporation and its subsidiaries. All employees of the Corporation and its subsidiaries become participants in the 401(k) Plan after completing one year of service for the Corporation or its subsidiaries and attaining age 21.

         Each participant may enter into a salary redirection agreement with the Corporation or the Bank whereby the Corporation or the Bank redirects to the participant's account in the 401(k) Plan an amount, on a pre-tax basis, equal to not less than one percent (1%) or more than (10%) of the participant's compensation, as defined in the 401(k) Plan. If a participant makes salary redirection contributions to the 401(k) Plan, the Corporation will make a matching contribution in the amount necessary to match 60% of the participant's salary redirection contribution up to two percent (2%) of the participant's compensation, as defined in the 401(k) Plan. The Board of Directors of the Corporation may, in its discretion, make an additional matching contribution to the 401(k) Plan in such amount as the Board may determine. In addition, the Corporation may fund all or any part of its matching contributions with shares of its stock. The Corporation also may, in its discretion, make a profit sharing contribution to the 401(k) Plan.

         An employee who has an interest in a qualified retirement plan with a former employee may transfer the eligible portion of that benefit into a rollover account in the 401(k) Plan. The participant may request that the trustee invest up to 25% of the fair market value of the participant's rollover contribution (valued as of the effective date of the contribution to the 401(k)
Plan) in whole and fractional shares of the common stock to the Corporation.

         Benefits under the 401(k) Plan are distributable to participants or their beneficiaries in a single lump sum payment.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

The following table contains information concerning individuals or entities who, to the knowledge of the Corporation, beneficially owned on December 31, 1996, more than 5% of the common stock of the Corporation:


  NAME OF BENEFICIAL OWNER                 SHARES BENEFICIALLY OWNED            PERCENT OF CLASS
  ----------------------------------------------------------------------------------------------
  Michael S. Maurer                                656,250(1)                        29.7%
  Eugene and Marilyn Glick                         125,000                            6.9%
  Morris L. and Janis Maurer                       106,985(2)                         5.7%


(1) Includes 384,375 shares which Mr. Maurer may acquire pursuant to stock warrants. See "Employee Benefit Plans -- Warrants."

(2) Includes 21,000 shares which Mr. Maurer has the right to acquire pursuant to the exercise of stock options and 38,000 shares which Mr. Maurer has the right to acquire pursuant to stock warrants, and 485 shares in the 401(k) Plan allocated to the account of Mr. Maurer. The 401(k) shares for the 1996 employer match have not yet been allocated to the account of Mr. Maurer due to the fact that the year-end stock valuation has not yet been received. See "Employee Profit Plans -- 1993 Employees' Stock Option Plan, and -- Warrants."

              The following table sets forth as of December 31, 1996 the total number of shares of common stock of the Corporation beneficially owned by each director and executive officer of the Corporation and by all directors and executive officers as a group. The number of shares shown as being beneficially owned by each director and executive officer are those over which he or she has sole or shared voting or investment power.


NAME  OF BENEFICIAL OWNER                            NUMBER OF SHARES     PERCENT OF CLASS
------------------------------------------------------------------------------------------
Kathryn G. Betley                                           4,375 (1)                 0.2%
James M. Cornelius                                         21,000 (2)                 1.1%
David R. Frick                                             14,750 (2)                 0.8%
Andre B. Lacy                                              36,500 (2)                 2.0%
G. Benjamin Lantz, Jr.                                     12,250 (2)                 0.7%
William J. Loveday                                          2,900 (1)                 0.2%
Michael S. Maurer                                         656,250 (3)                29.7%
Morris L. Maurer                                          106,985 (4)                 5.7%
Philip B. Roby                                             27,955 (5)                 1.5%
Todd H. Stuart                                             11,625 (2)                 0.6%
                                                          --------------------------------
Directors and executive officers as a group
 (consisting of 11 individuals)                           896,618 (6)                38.5%


(1) Includes 2,500 shares which such individual has the right to acquire pursuant to the exercise of options. See "Employee Benefit Plans -- 1993 Directors' Stock Option Plan."

(2) Includes 8,500 shares which such individual has the right to acquire pursuant to the exercise of options. See "Employee Benefit Plans -- 1993 Directors' Stock Option Plan."

(3) Includes 384,375 shares which Mr. Maurer may acquire pursuant to stock warrants. See "Employee Benefit Plans -- Warrants."

(4) Includes 21,000 shares which Mr. Maurer has the right to acquire pursuant to the exercise of stock options, 38,000 shares which Mr. Maurer has the right to acquire pursuant to stock warrants, and 485 shares in the 401(k) Plan allocated to the account of Mr. Maurer. The 401(k) shares for the 1996 employer match have not yet been allocated to the account of Mr. Maurer due to the fact that the year-end stock valuation has not yet been received. See "Employee Benefit Plans -- 1993 Employee Stock Option Plan, and -- Warrants."

(5) Includes 15,000 shares which Mr. Roby has the right to acquire pursuant to the exercise of stock options and 455 shares in the 401(k) Plan
         allocated to the account of Mr. Roby.    The 401(k) shares for the 1996
         employer match have not yet been allocated to the account of Mr. Roby due to the fact that the year-end stock valuation has not yet been received. See "Employee Benefit Plans -- 1993 Employee Stock Option Plan."

(6) Includes 1,800 shares which Ms. Ross has the right to acquire pursuant to the exercise of stock options and 228 shares in the 401(k) Plan
         allocated to the account of Ms. Ross.   The 401(k) shares for the 1996
         employer match have not yet been allocated to the account of Ms. Ross due to the fact that the year-end stock valuation has not yet been received. See "Employee Benefit Plans -- 1993 Employee Stock Option Plan, and -- Warrants."

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

         The offices of the Corporation and the Bank at 107 North Pennsylvania Street, Indianapolis, Indiana are leased from a company in which Andre B. Lacy, a director of the Corporation and a director of the Bank, has an ownership interest. The Corporation has received a report from an independent property consultant that the terms and conditions of the leases fall within a reasonable range of market terms and do not involve more than normal risk or present unfavorable features to the Corporation.

         It is anticipated that the Corporation's officers and directors, as well as firms and companies with which they are associated, will have banking transactions with the Bank. It is the policy of the Bank that any credit extended to such persons, firms and companies will be extended only in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and will not involve more than the normal risk of collectability or present other unfavorable features.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)      List of exhibits

         Exhibit Number           Description
         --------------           -----------
         3a)                      Articles of Incorporation of the Corporation,
                                  filed as Exhibit 3(i) to the Corporation's
                                  Form 10-SB are incorporated by reference

         3b) Bylaws of the Corporation, filed as Exhibit 3(ii) to the Corporation's Form 10-SB are incorporated by reference

         10a) 1993 Key Employees' Stock Option Plan of the Corporation, filed as Exhibit 10(i) to the Corporation's Form 10-SB are incorporated by reference

         10b) 1993 Directors' Stock Option Plan of the Corporation, filed as Exhibit 10(ii) to the Corporation's Form 10-SB are incorporated by reference

         10c) 1993 Restricted Stock Plan of the Corporation, filed as Exhibit 10(iii) to the Corporation's Form 10-SB are incorporated by reference

         21                       Subsidiaries of the Corporation

         27                       Financial Data Schedule

(b)      No Form 8-K was filed during the last quarter of the fiscal year.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)          The National Bank of Indianapolis Corporation
             -------------------------------------------------------------------

By (Signature and Title)  /S/                                     March 27, 1997
                          -----------------------------------     --------------
                          Morris L. Maurer, Principal             Date
                          Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By (Signature and Title)  /S/                                     March 27, 1997
                          -----------------------------------     --------------
                          Morris L. Maurer, Principal             Date
                          Executive Officer

By (Signature and Title)  /S/                                     March 27, 1997
                          -----------------------------------     --------------
                          Philip B. Roby, Executive Vice          Date
                          President

By (Signature and Title)  /S/                                     March 27, 1997
                          -----------------------------------     --------------
                          Debra L. Ross, Principal Financial      Date
                          and Accounting Officer

By (Signature and Title)  /S/                                     March 27, 1997
                          -----------------------------------     --------------
                          Michael S. Maurer, Chairman of the      Date
                          Board

By (Signature and Title)  /S/                                     March 27, 1997
                          -----------------------------------     --------------
                          Kathryn G. Betley, Director             Date

By (Signature and Title)  /S/                                     March 27, 1997
                          -----------------------------------     --------------
                          James M. Cornelius, Director            Date

By (Signature and Title)  /S/                                     March 27, 1997
                          -----------------------------------     --------------
                          David R. Frick, Director                Date

By (Signature and Title)  /S/                                     March 27, 1997
                          -----------------------------------     --------------
                          Andre B. Lacy, Director                 Date

By (Signature and Title)  /S/                                     March 27, 1997
                          -----------------------------------     --------------
                          William J. Loveday, Director            Date

By (Signature and Title)  /S/                                     March 27, 1997
                          -----------------------------------     --------------
                          G. Benjamin Lantz, Director             Date

By (Signature and Title)  /S/                                     March 27, 1997
                          -----------------------------------     --------------
                          Todd H. Stuart, Director                Date

EXHIBIT INDEX
-------------

3(i)     Articles of Incorporation of The National Bank of Indianapolis
         Corporation

3(ii)    By-laws of The National Bank of Indianapolis Corporation

10(i)    1993 Key Employees' Stock Option Plan

10(ii)   1993 Directors' Stock Option Plan

10(iii)  1993 Restricted Stock Plan

21       Subsidiaries of The National Bank of Indianapolis Corporation

27       Financial Data Schedules