Form 10QSB
period 1997-03-31
NATIONAL BANK OF INDIANAPOLIS CORP
filed 1997-04-30
CIK 912382

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10Q-SB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO ___________


Commission File Number      000-21671
                         ---------------

                 THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
                 ---------------------------------------------
                 (Name of Small Business Issuer in its charter)


INDIANA                                                   35-1887991
-------                                                   ----------
(State of incorporation)                                  I.R.S. Employer
                                                          Identification Number


       107 N. PENNSYLVANIA STREET, SUITE 700, INDIANAPOLIS, INDIANA 46204
       ------------------------------------------------------------------
             (Address of principal executive offices and zip code)


                                 (317) 261-9000
                                 --------------
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X                 No
                                ---                    ---

As of March 31, 1997, there were 1,823,575 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one):

                           Yes                     No   X
                                ---                    ---

                               TABLE OF CONTENTS
                 THE NATIONAL BANK OF INDIANAPOLIS CORPORATION

                             Report on Form 10Q-SB
                               for Quarter Ended
                                 March 31, 1997


PART I -    FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)
            Consolidated Balance Sheets - March 31, 1997
            and December 31, 1996  . . . . . . . . . . . . . . . . . . . . .  1
            Consolidated Statements of Operations - Three months
            ended March 31, 1997 and 1996  . . . . . . . . . . . . . . . . .  2
            Consolidated Statements of Cash Flows - Three months
            ended March 31, 1997 and 1996  . . . . . . . . . . . . . . . . .  3
            Notes to Consolidated Financial Statements . . . . . . . . . . .  4

Item 2.     Management's Discussion and Analysis . . . . . . . . . . . .  5 - 8


PART II -   OTHER INFORMATION

Item 1.     Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . .  9
Item 2.     Changes in Securities  . . . . . . . . . . . . . . . . . . . . .  9
Item 3.     Default Upon Senior Securities . . . . . . . . . . . . . . . . .  9
Item 4.     Submission of Matters to a Vote of Security Holders  . . . . . .  9
Item 5.     Other Information  . . . . . . . . . . . . . . . . . . . . . . .  9
Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .  9

Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

                 The National Bank of Indianapolis Corporation
                          Consolidated Balance Sheets

                                                                               MARCH 31        DECEMBER 31
                                                                                   1997               1996
                                                                             (UNAUDITED)             (NOTE)
                                                                        -----------------------------------
ASSETS
Cash and due from banks                                                 $     7,752,652     $   14,776,994
Federal funds sold                                                           15,900,000         20,675,000
Investment securities:
  Available-for-sale securities                                              41,665,495         28,981,801
   Held-to-maturity securities                                               11,478,816         10,005,711
                                                                        -----------------------------------
Total investment securities                                                  53,144,311         38,987,512

Loans                                                                       130,240,586        122,831,573

  Less:  Allowance for loan losses                                           (1,511,800)        (1,355,800)
                                                                        -----------------------------------
Net loans                                                                   128,728,786        121,475,773
Premises and equipment                                                        3,487,987          3,576,117
Accrued interest                                                              1,214,317          1,197,510
Other assets                                                                    602,209            429,473
                                                                        -----------------------------------
Total assets                                                            $   210,830,262     $  201,118,379
                                                                        ===================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing demand deposits                                        25,935,172        $30,401,651
  Money market and saving deposits                                           82,262,322         71,989,482
  Time deposits over $100,000                                                28,759,749         26,213,617
  Other time deposits                                                        45,286,902         41,543,312
                                                                        -----------------------------------
Total deposits                                                              182,244,145        170,148,062
Security repurchase agreements                                                9,559,401         11,983,349
FHLB advances                                                                 2,000,000          2,000,000
Other liabilities                                                               927,216            987,664
                                                                        -----------------------------------
Total liabilities                                                       $   194,730,762     $  185,119,075

Shareholders' equity:
  Common stock, no par value:
    Authorized shares - 3,000,000
    Issued and outstanding shares; 1997 - 1,823,575;
           1996 - 1,821,775                                                  18,663,376         18,645,376
  Retained earnings-deficit                                                  (2,559,292)        (2,741,520)
  Net unrealized gains (losses) on available-for-sale securities                 (4,584)            95,448
                                                                        -----------------------------------
Total shareholders' equity                                                   16,099,500         15,999,304
                                                                        -----------------------------------
Total liabilities and shareholders' equity                              $   210,830,262     $  201,118,379
                                                                        ===================================

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.

                 The National Bank of Indianapolis Corporation
                       Consolidated Statements of Income
                                  (Unaudited)

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31
                                                                              1997                1996
                                                                        ------------------------------------
Interest income:
  Interest and fees on loans                                            $    2,547,317       $    1,495,917
  Interest on investment securities                                            662,632              394,254
  Interest on federal funds sold                                               205,557              291,742
                                                                        ------------------------------------
Total interest income                                                        3,415,506            2,181,913

Interest expense:
  Interest on deposits                                                       1,784,853            1,112,351
  Interest on repurchase agreements                                            117,057               80,773
  Interest on FHLB advances                                                     32,000                    -
                                                                        ------------------------------------
Total interest expense                                                       1,933,910            1,193,124
                                                                        ------------------------------------
Net interest income                                                          1,481,596              988,789

Provision for loan losses                                                      156,000               99,000
                                                                        ------------------------------------
Net interest income after provision for loan losses                          1,325,596              889,789

Other operating income:
  Trust fees and commissions                                                    158,186             141,075
  Service charges and fees on deposit accounts                                   55,863              35,487
  Net securities gains (losses)                                                       -              22,180
  Other                                                                          42,076              35,665
                                                                        ------------------------------------
Total other operating income                                                    256,125             234,407

Other operating expenses:
  Salaries, wages and employee benefits                                         760,919             687,790
  Net occupancy expense                                                         124,480             111,780
  Furniture and equipment expense                                               104,947             106,879
  Professional services                                                         106,849             100,998
  Data processing                                                                83,243              62,484
  Other expenses                                                                219,055             222,201
                                                                        ------------------------------------
Total other operating expenses                                                1,399,499           1,292,132
                                                                        ------------------------------------
Net income (loss)                                                       $       182,228      $     (167,936)
                                                                        ====================================

Net income (loss) per common share (based on average number
  of common shares outstanding)                                         $          0.10      $        (0.09)
                                                                        ====================================

Average number of shares of common stock                                      1,823,155           1,816,209
                                                                        ====================================

                 The National Bank of Indianapolis Corporation
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31
                                                                                1997                1996
                                                                        ---------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                       $    182,228       $    (167,936)
Adjustments to reconcile net income (loss) to net cash provided
  (used) by operating activities:
    Provision for loan losses                                                156,000              99,000
    Depreciation and amortization                                            123,837             121,919
    Net accretion of investments                                             (63,068)            (42,136)
    Increase (decrease) in:
      Interest receivable                                                    (16,807)           (163,306)
      Other assets                                                          (172,736)           (108,512)
      Other liabilities                                                      (60,448)            194,471
                                                                        ---------------------------------
Net cash provided (used) by operating activities                             149,006             (66,500)

INVESTING ACTIVITIES
Net change in federal funds sold                                           4,775,000         (18,750,000)
Loss (gain) on sale of investment securities available for sale                    -             (22,180)
Proceeds from maturities of investment securities held to
    maturity                                                               1,479,028             559,216
Proceeds from maturities of investment securities
    available for sale                                                     8,099,916           2,000,000
Proceeds from sales of investment securities available for
    sale                                                                           -           2,003,438
Purchases of investment securities held to maturity                       (2,951,250)           (497,656)
Purchases of investment securities available for sale                    (20,821,457)         (3,042,919)
Net increase in loans                                                     (7,409,013)         (8,517,453)
Purchases of premises and equipment                                          (35,707)           (324,543)
                                                                        ---------------------------------
Net cash used by investing activities                                    (16,863,483)        (26,592,097)

FINANCING ACTIVITIES
Net increase in deposits                                                  12,096,083          23,033,303
Increase (decrease) in security repurchase agreements                     (2,423,948)          1,057,757
Proceeds from issuance of stock                                               18,000             290,813
                                                                        ---------------------------------
Net cash provided by financing activities                                  9,690,135          24,381,873
                                                                        ---------------------------------

Decrease in cash and cash equivalents                                     (7,024,342)         (2,276,724)

Cash and cash equivalents at beginning of year                            14,776,994           7,832,817

                                                                        ---------------------------------
Cash and cash equivalents at end of period                              $  7,752,652       $   5,556,093
                                                                        =================================

Interest paid                                                           $  1,795,238       $   2,195,347
                                                                        =================================

                       THE NATIONAL BANK OF INDIANAPOLIS
                                  CORPORATION

                   Notes to Consolidated Financial Statements

                                 March 31, 1997

                         NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 is not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Form 10-KSB for the year ended December 31, 1996.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATION


RESULTS OF OPERATIONS

Three months Ended March 31, 1997 Compared to the Three months Ended March 31, 1996:

The Corporation's results of operations depends primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. The Corporation had net income of $182,228 for the three months ended March 31, 1997 compared to a net loss of $167,936 for the three months ended March 31, 1996. This change is primarily due to the growth of the Bank allowing for more interest earning assets and net interest income compared to the same period during 1996, thereby offsetting more of the operating expenses.

Net Interest Income
-------------------
Net interest income increased $492,807 or 49.8% to $1,481,596 for the three months ended March 31, 1997 from $988,789 for the three months ended March 31, 1996. Total interest income increased $1,233,593 for the three months ended March 31, 1997 to $3,415,506 from $2,181,913 for the three months ended March 31, 1996. This increase is primarily a result of average total loans for the three months ended March 31, 1997 being approximately $126,723,000 compared to average total loans of approximately $73,819,000 for the three months ended March 31, 1996. The loan portfolio produces the highest yield of all earning assets. Investment portfolio income increased $268,378 or 68.1% to $662,632 for the three months ended March 31, 1997, as compared to $394,254 for the three months ended March 31, 1996. This increase is primarily a result of the increase in the average investment securities portfolio from approximately $24,837,000 for the three months ended March 31, 1996, to approximately $41,011,000 for the three months ended March 31, 1997. Interest on federal funds sold decreased due to a decrease in average federal funds sold of approximately $6,371,000 for the three months ended March 31, 1997 over the same period the previous year.

Total interest expense increased $740,786 or 62.1% to $1,933,910 for the three months ended March 31, 1997, from $1,193,124 for the three months ended March 31, 1996. This increase is due to an increase in interest bearing deposits and an advance from FHLB. Total interest bearing liabilities averaged approximately $157,905,000 for the three months ended March 31, 1997 as compared to approximately $93,584,000 for the three months ended March 31, 1996. The average cost of interest bearing liabilities at March 31, 1997, was approximately 5.00% as compared to average cost of interest bearing liabilities of approximately 4.93% at March 31, 1996. The rate increase was due to an overall movement in the market.

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

During the three months ended March 31, 1997, $156,000 was charged to the provision for loan losses compared to $99,000 for the three months ended March 31, 1996. At March 31, 1997, the allowance was $1,511,800 or 1.16% of total loans. This compares to an allowance of $1,084,000 or 1.37% as of March 31, 1996. Loans past due over 30 days totaled $79,830 or 0.06% of total loans at March 31, 1997. There were no loans past due over 30 days at March 31, 1996.

Other Operating Income
----------------------
Other operating income for the three months ended March 31, 1997, increased $21,718 or 9.3% to $256,125 from $234,407 for the three months ended March 31, 1996. The increase is primarily due to an increase in service charges and fees on deposit accounts of $20,376 or 57.4% from $35,487 for the three months ended March 31, 1996 to $55,863 for the three months ended March 31, 1997. This increase is attributable to the increase in average demand deposit accounts of $29,233,000 from approximately $69,419,000 at March 31, 1996 to approximately $98,652,000 at March 31, 1997. The increase in other operating income is also attributable to an increase in trust fees and commissions of $17,111 or 12.13% from $141,075 for the three months ended March 31, 1996 to $158,186 for the three months ended March 31, 1997. The increase in trust income is attributable to the increase in total assets under trust management of approximately $36,600,000 from approximately $177,800,000 at March 31, 1996 to approximately $214,400,000 at March 31, 1997.

Other Operating Expenses
------------------------
Other operating expenses for the three months ended March 31, 1997 increased $107,367 or 8.3% to $1,399,499 from $1,292,132 for the three months ended
March 31, 1996. Salaries, wages and employee benefits increased $73,129 or 10.6% to $760,919 for the three months ended March 31, 1997 from $687,790 for the three months ended March 31, 1996. This increase is primarily due to the increase in the number of employees from 58 full time equivalents at March 31, 1996 to 61 full time equivalents at March 31, 1997. Net occupancy expense increased $12,700 for the three months ended March 31, 1997 over the same period the previous year primarily due to the additional expense related to the remodeling of the trust department. Furniture and equipment expense decreased $1,932 for the three months ended March 31, 1997 over the same period the previous year primarily due to a reduction in depreciation expense resulting from fully depreciated assets. Professional services expense increased $5,851 or 5.8% from $100,998 for the three months ended March 31, 1996 to $106,849 for the three months ended March 31, 1997 due to increased costs associated with initial public reporting. Data processing expenses increased $20,759 for the three months ended March 31, 1997 over the same period the previous year primarily due to increased service bureau fees relating to increased transaction activity by the Bank and trust department.

LIQUIDITY AND INTEREST RATE SENSITIVITY

The Corporation must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as available for sale and maturing loans. Federal funds sold represent the Corporations primary source of immediate liquidity and were maintained at a level adequate to meet immediate needs. Federal funds averaged approximately $15,596,000 and $21,967,000 for the three months ended March 31, 1997 and 1996, respectively. Maturities in the Corporation's loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At March 31, 1997, the Corporation's rate sensitive liabilities exceeded rate sensitive assets due within one year by $15,914,000.

As part of managing liquidity, the Corporation monitors its loan to deposit ratio on a daily basis. At March 31, 1997 the ratio was 71.5 percent which is within the Corporation's acceptable range.

The Corporation experienced a decrease in cash and cash equivalents, its primary source of liquidity, of $7,024,342 during the first three months of 1997. The primary financing activity of deposit growth provided net cash of $9,672,135. Lending used $7,409,013, investments used $14,193,763, and, decreasing federal funds sold provided $4,775,000. The Corporation's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation's liquidity position.

CAPITAL RESOURCES

The Corporation's only source of capital since commencing operations has been from issuance of common stock and results of operations. It has not issued long term debt nor does it have any long term debt facility arrangements. The Bank has incurred indebtedness pursuant to a FHLB advance at a rate of 6.40% maturing August 1, 2001. The Bank may add indebtedness of this nature in the future if determined to be in the best interest of the Bank. Capital for the Corporation is above regulatory requirements at March 31, 1997. Pertinent capital ratios for the Corporation as of March 31, 1997 are as follows:

                                                              Minimum
                                          Actual            Requirements
                                          ------            ------------

Tier 1 risk-based capital ratio           11.9%                 4.0%
Total risk-based capital ratio            13.1%                 8.0%
Leverage ratio                             8.2%                 4.0%

Dividends from the Bank to the Corporation may not exceed the undivided profits of the Bank (included in consolidated retained earnings) without prior approval of a federal regulatory agency. In addition, Federal banking laws limit the amount of loans the Bank may make to the Corporation, subject to certain collateral requirements. No dividends were declared, or loans made, during 1997 or 1996 by the Bank to the Corporation.

NEW ACCOUNTING PRONOUNCEMENTS

EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement 128, Earnings per Share, effective for periods ending after December 15, 1997. At that time, the Corporation will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of basic and fully diluted earnings per share is not expected to be material.

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


                               Date:

                               THE NATIONAL BANK OF INDIANAPOLIS CORPORATION


                               /s/ Debra L. Ross
                               --------------------------------------
                               Debra L. Ross
                               Chief Financial Officer