Form 10QSB
period 1997-06-30
NATIONAL BANK OF INDIANAPOLIS CORP
filed 1997-08-13
CIK 912382

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10Q-SB

(Mark One)
  X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
  _ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ___________


Commission File Number      000-21671
                            ---------


                THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
                (Name of Small Business Issuer in its charter)


INDIANA                                                  35-1887991
-------                                                  ----------
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

As of June 30, 1997, there were 1,901,433 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one):

                            Yes                No     X
                                   ---               ---

                              TABLE OF CONTENTS
                THE NATIONAL BANK OF INDIANAPOLIS CORPORATION

                            Report on Form 10Q-SB
                              for Quarter Ended
                                June 30, 1997


PART I -    FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)
            Consolidated Balance Sheets - June 30, 1997
              and December 31, 1996  . . . . . . . . . . . . . . . . . .     1
            Consolidated Statements of Operations - Three months
              ended June 30, 1997 and 1996 . . . . . . . . . . . . . . .     2
            Consolidated Statements of Operations - Six months
              ended June 30, 1997 and 1996 . . . . . . . . . . . . . . .     3
            Consolidated Statements of Cash Flows - Six months
              ended June 30, 1997 and 1996 . . . . . . . . . . . . . . .     4
            Notes to Consolidated Financial Statements . . . . . . . . .     5

Item 2.     Management's Discussion and Analysis . . . . . . . . . . . .   6-9


PART II -   OTHER INFORMATION

Item 1.     Legal Proceedings  . . . . . . . . . . . . . . . . . . . . .    10
Item 2.     Changes in Securities  . . . . . . . . . . . . . . . . . . .    10
Item 3.     Default Upon Senior Securities . . . . . . . . . . . . . . .    10
Item 4.     Submission of Matters to a Vote of Security Holders  . . . .    10
Item 5.     Other Information  . . . . . . . . . . . . . . . . . . . . .    10
Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .    11

Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11

                The National Bank of Indianapolis Corporation
                         Consolidated Balance Sheets

                                                                  JUNE 30        DECEMBER 31
                                                                     1997               1996
                                                               (UNAUDITED)             (NOTE)
                                                            ---------------------------------

ASSETS
Cash and due from banks                                     $   6,903,688      $  14,776,994
Federal funds sold                                             17,300,000         20,675,000
Investment securities:
  Available-for-sale securities                                37,988,816         28,981,801
   Held-to-maturity securities                                 12,332,286         10,005,711
                                                            ---------------------------------
Total investment securities                                    50,321,102         38,987,512

Loans                                                         140,691,286        122,831,573
  Less:  Allowance for loan losses                             (1,667,800)        (1,355,800)
                                                            ---------------------------------
Net loans                                                     139,023,486        121,475,773
Premises and equipment                                          3,411,291          3,576,117
Accrued interest                                                1,436,659          1,197,510
Other assets                                                      678,199            429,473
                                                            ---------------------------------
Total assets                                                $ 219,074,425      $ 201,118,379
                                                            =================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing demand deposits                       $  25,773,039      $  30,401,651
  Money market and saving deposits                             79,720,190         71,989,482
  Time deposits over $100,000                                  30,408,469         26,213,617
  Other time deposits                                          52,842,642         41,543,312
                                                            ---------------------------------
Total deposits                                                188,744,340        170,148,062
Security repurchase agreements                                 10,921,084         11,983,349
FHLB advances                                                   2,000,000          2,000,000
Other liabilities                                                 870,816            987,664
                                                            ---------------------------------
Total liabilities                                             202,536,240        185,119,075

Shareholders  equity:
  Common stock, no par value:
    Authorized shares - 3,000,000
    Issued and outstanding shares; 1997 - 1,901,433;
           1996 - 1,821,775                                    18,827,565         18,645,376
  Retained earnings-deficit                                    (2,329,098)        (2,741,520)
  Net unrealized gains on available-for-sale securities            39,718             95,448
                                                            ---------------------------------
Total shareholders' equity                                     16,538,185         15,999,304
                                                            ---------------------------------
Total liabilities and shareholders' equity                  $ 219,074,425      $ 201,118,379
                                                            =================================

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

                The National Bank of Indianapolis Corporation
                      Consolidated Statements of Income
                                 (Unaudited)

                                                                             THREE MONTHS ENDED
                                                                                   JUNE 30
                                                                          1997                1996
                                                                      --------------------------------
Interest income:
  Interest and fees on loans                                          $ 2,767,712         $ 1,713,340
  Interest on investment securities                                       812,571             426,994
  Interest on federal funds sold                                          214,234             371,335
                                                                      --------------------------------
Total interest income                                                   3,794,517           2,511,669

Interest expense:
   Interest on deposits                                                 2,021,745           1,324,450
   Interest on repurchase agreements                                      142,333              87,322
   Interest on FHLB advances                                               32,356                   -
                                                                      --------------------------------
Total interest expense                                                  2,196,434           1,411,772
                                                                      --------------------------------
Net interest income                                                     1,598,083           1,099,897

Provision for loan losses                                                 156,000              99,000
                                                                      --------------------------------
Net interest income after provision for loan losses                     1,442,083           1,000,897

Other operating income:
  Trust fees and commissions                                              150,259             143,922
  Service charges and fees on deposit accounts                             54,295              41,055
  Other                                                                    73,577              36,230
                                                                      --------------------------------
Total other operating income                                              278,131             221,207

Other operating expenses:
  Salaries, wages and employee benefits                                   837,189             638,452
  Net occupancy expense                                                   128,155             112,984
  Furniture and equipment expense                                         107,161             125,326
  Professional services                                                    66,022              55,155
  Data processing                                                          89,433              70,767
  Other expenses                                                          262,060             259,605
                                                                      --------------------------------
Total other operating expenses                                          1,490,020           1,262,289
                                                                      --------------------------------
Net income (loss)                                                     $   230,194         $   (40,185)
                                                                      ================================

Net income (loss) per common share (based on average number
  of common shares outstanding)                                       $      0.12         $     (0.02)
                                                                      ================================


Average number of shares of common stock                                1,892,878           1,820,368
                                                                      ================================

                The National Bank of Indianapolis Corporation
                      Consolidated Statements of Income
                                 (Unaudited)

                                                                              SIX MONTHS ENDED
                                                                                   JUNE 30
                                                                          1997                1996
                                                                      ---------------------------------
Interest income:
  Interest and fees on loans                                          $ 5,315,029          $ 3,209,257
  Interest on investment securities                                     1,475,203              821,248
  Interest on federal funds sold                                          419,791              663,077
                                                                      ---------------------------------
Total interest income                                                   7,210,023            4,693,582

Interest expense:
  Interest on deposits                                                  3,806,598            2,436,801
  Interest on repurchase agreements                                       259,390              168,095
  Interest on FHLB advances                                                64,356                    -
                                                                      ---------------------------------
Total interest expense                                                  4,130,344            2,604,896
                                                                      ---------------------------------
Net interest income                                                     3,079,679            2,088,686

Provision for loan losses                                                 312,000              198,000
                                                                      ---------------------------------
Net interest income after provision for loan losses                     2,767,679            1,890,686

Other operating income:
  Trust fees and commissions                                              308,445              284,997
  Service charges and fees on deposit accounts                            110,158               76,542
  Net securities gains                                                          -               22,180
  Other                                                                   115,653               71,895
                                                                      ---------------------------------
Total other operating income                                              534,256              455,614

Other operating expenses:
  Salaries, wages and employee benefits                                 1,598,108            1,326,242
  Net occupancy expense                                                   252,635              224,764
  Furniture and equipment expense                                         212,108              232,205
  Professional services                                                   172,871              156,153
  Data processing                                                         172,676              133,251
  Other expenses                                                          481,115              481,806
                                                                      ---------------------------------
Total other operating expenses                                          2,889,513            2,554,421
                                                                      ---------------------------------
Net income (loss)                                                     $   412,422          $  (208,121)
                                                                      =================================

Net income (loss) per common share (based on average number
  of common shares outstanding)                                       $      0.22          $     (0.11)
                                                                      =================================


Average number of shares of common stock                                1,889,397            1,818,289
                                                                      =================================

                The National Bank of Indianapolis Corporation
                    Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                                               SIX MONTHS ENDED
                                                                                    JUNE 30
                                                                           1997                1996
                                                                       --------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                      $   412,422         $  (208,121)
Adjustments to reconcile net income (loss) to net cash provided
  (used) by operating activities:
    Provision for loan losses                                              312,000             198,000
    Depreciation and amortization                                          249,671             259,197
    Net accretion of investments                                          (257,349)            (71,592)
    Increase (decrease) in:
      Interest receivable                                                 (239,149)           (244,677)
      Other assets                                                        (248,726)            147,261
      Other liabilities                                                   (116,848)             21,744
                                                                       --------------------------------
Net cash provided (used) by operating activities                           112,021             101,812

INVESTING ACTIVITIES
Net change in federal funds sold                                         3,375,000         (22,100,000)
(Gain) on sale of investment securities available for sale                       -             (22,180)
Proceeds from maturities of investment securities held to
    maturity                                                             3,105,840           1,266,041
Proceeds from maturities of investment securities
    available for sale                                                  29,872,104           2,166,773
Proceeds from sales of investment securities available for
    sale                                                                         -           2,003,438
Purchases of investment securities held to maturity                     (5,431,425)         (7,196,211)
Purchases of investment securities available for sale                   38,678,490)         (1,898,063)
Net increase in loans                                                   17,859,713)        (19,373,262)
Purchases of premises and equipment                                        (84,845)           (544,194)
                                                                       --------------------------------
Net cash used by investing activities                                   25,701,529)        (45,697,658)

FINANCING ACTIVITIES
Net increase in deposits                                                18,596,278          44,631,272
Increase (decrease) in security repurchase agreements                   (1,062,265)          1,636,920
Proceeds from issuance of stock                                            182,189             320,705
                                                                       --------------------------------
Net cash provided by financing activities                               17,716,202          46,588,897
                                                                       --------------------------------

Increase (decrease) in cash and cash equivalents                        (7,873,306)            933,051

Cash and cash equivalents at beginning of year                          14,776,994           7,832,817

                                                                       --------------------------------
Cash and cash equivalents at end of period                             $ 6,903,688         $ 8,825,868
                                                                       ================================


Interest paid                                                          $ 3,994,017         $ 2,582,734
                                                                       ================================

                      THE NATIONAL BANK OF INDIANAPOLIS
                                 CORPORATION

                  Notes to Consolidated Financial Statements

                                June 30, 1997

                        NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 is not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Form 10-KSB for the year ended December 31, 1996.


                    NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement 128, "Earnings per Share," effective for periods ending after December 15, 1997. At that time, the Corporation will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of basic and fully diluted earnings per share is not expected to be material.

In June 1997, the Financial Accounting Standards Board issued Statement 130, "Reporting Comprehensive Income" and Statement 131, "Disclosures about Segments of an Enterprise and Related Information". Statement 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. Statement 131 established standards for public business enterprises reporting on information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures on products and services, geographical areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. Adoption of these statements will result in additional disclosures, but will not impact the Corporation's consolidated results of operations and financial position.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATION


RESULTS OF OPERATIONS

Six months Ended June 30, 1997 Compared to the Six months Ended June 30, 1996:

The Corporation's results of operations depends primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. The Corporation had net income of $412,422 for the six months ended June 30, 1997, compared to a net loss of $208,121 for the six months ended June 30, 1996. This change is primarily due to the growth of the Bank allowing for more interest earning assets and net interest income compared to the same period during 1996, thereby offsetting more of the operating expenses.

Net Interest Income
-------------------
Net interest income increased $990,993 or 47.4% to $3,079,679 for the six months ended June 30, 1997, from $2,088,686 for the six months ended June 30, 1996. Total interest income increased $2,516,441 for the six months ended June 30, 1997, to $7,210,023 from $4,693,582 for the six months ended June 30, 1996. This increase is primarily a result of average total loans for the six months ended June 30, 1997, being approximately $131,000,000 compared to average total loans of approximately $80,000,000 for the six months ended June 30, 1996. Of the total $51,000,000 increase, commercial loans increased approximately $23,000,000 and residential mortgages increased approximately $20,000,000. The loan portfolio produces the highest yield of all earning assets.

Investment portfolio income increased $653,955 or 79.6% to $1,475,203 for the six months ended June 30, 1997, as compared to $821,248 for the six months ended June 30, 1996. This increase is primarily a result of the increase in the average investment securities portfolio from approximately $28,000,000 for the six months ended June 30, 1996, to approximately $48,000,000 for the six months ended June 30, 1997. Interest on federal funds sold decreased due to a decrease in average federal funds sold of approximately $8,000,000 for the six months ended June 30, 1997, over the same period the previous year.

Total interest expense increased $1,525,448 or 58.6% to $4,130,344 for the six months ended June 30, 1997, from $2,604,896 for the six months ended June 30, 1996. This increase is due to an increase in interest bearing deposits and an advance from FHLB. Total interest bearing liabilities averaged approximately $165,000,000 for the six months ended June 30, 1997, as compared to approximately $106,000,000 for the six months ended June 30, 1996. The weighted average cost of interest bearing liabilities for the six months ended June 30, 1997, was approximately 5.0% as compared to the weighted average cost of interest bearing liabilities of approximately 4.9% for the six months ended June 30, 1996.

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

During the six months ended June 30, 1997, $312,000 was charged to the provision for loan losses compared to $198,000 for the six months ended June 30, 1996. At June 30, 1997, the allowance was $1,667,800 or 1.19% of total loans. This compares to an allowance of $1,183,000 or 1.32% as of June 30, 1996.

Other Operating Income
----------------------
Other operating income for the six months ended June 30, 1997, increased $78,642 or 17.3% to $534,256 from $455,614 for the six months ended June 30, 1996. The increase is primarily due to an increase in service charges and fees on deposit accounts of $33,616 or 43.9% from $76,542 for the six months ended June 30, 1996, to $110,158 for the six months ended June 30, 1997. This increase is attributable to the increase in average demand deposit accounts of $9,000,000 from approximately $28,000,000 at June 30, 1996, to approximately $37,000,000 at June 30, 1997. The increase in other operating income is also attributable to an increase in trust fees and commissions of $23,448 or 8.2% from $284,997 for the six months ended June 30, 1996, to $308,445 for the six months ended June 30, 1997. The increase in trust income is attributable to the increase in total assets under trust management of approximately $50,000,000 from approximately $190,000,000 at June 30, 1996, to approximately $240,000,000 at June 30, 1997.

Other Operating Expenses
------------------------
Other operating expenses for the six months ended June 30, 1997, increased $335,092 or 13.1% to $2,889,513 from $2,554,421 for the six months ended June
30, 1996. Salaries, wages and employee benefits increased $271,866 or 20.5% to $1,598,108 for the six months ended June 30, 1997, from $1,326,242 for the six months ended June 30, 1996. This increase is primarily due to the increase in the number of employees from 58 full time equivalents at June 30, 1996, to 65 full time equivalents at June 30, 1997. Net occupancy expense increased $27,871 for the six months ended June 30, 1997, over the same period the previous year primarily due to the additional expense related to the remodeling of the trust department. Furniture and equipment expense decreased $20,097 for the six months ended June 30, 1997, over the same period the previous year primarily due to a reduction in depreciation expense resulting from fully depreciated assets. Professional services expense increased $16,718 or 10.7% from $156,153 for the six months ended June 30, 1996, to $172,871 for the six months ended June 30, 1997, due to increased costs associated with initial public reporting. Data processing expenses increased $39,425 for the six months ended June 30, 1997, over the same period the previous year primarily due to increased service bureau fees relating to increased transaction activity by the Bank and trust department.

LIQUIDITY AND INTEREST RATE SENSITIVITY

The Corporation must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets - those which can be converted into cash - and access to additional sources of funds. Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as "available for sale" and maturing loans. Federal funds sold represent the Corporation's primary source of immediate liquidity and were maintained at a level adequate to meet immediate needs. Federal funds averaged approximately $15,000,000 and $23,000,000 for the six months ended June 30, 1997 and 1996, respectively. Maturities in the Corporation's loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At June 30, 1997, the Corporation's rate sensitive liabilities exceeded rate sensitive assets due within one year by $11,700,000.

As part of managing liquidity, the Corporation monitors its loan to deposit ratio (including repurchase agreements) on a daily basis. At June 30, 1997, the ratio was 70.0 percent which is within the Corporation's acceptable range.

The Corporation experienced a decrease in cash and cash equivalents, its primary source of liquidity, of $7,873,306 during the first six months of 1997. The primary financing activity of deposit growth provided net cash of $18,596,278. Lending used $17,859,713, investments used $44,109,915, and decreasing federal funds sold provided $3,375,000. The Corporation's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation's liquidity position.

CAPITAL RESOURCES

The Corporation's only source of capital since commencing operations has been from issuance of common stock and results of operations. It has not issued long term debt nor does it have any long term debt facility arrangements. The Bank has incurred indebtedness pursuant to a FHLB advance at a rate of 6.40% maturing August 1, 2001. The Bank may add indebtedness of this nature in the future if determined to be in the best interest of the Bank. Capital for the Corporation is above regulatory requirements at June 30, 1997. Pertinent capital ratios for the Corporation as of June 30, 1997 are as follows:

                                                              Minimum
                                             Actual         Requirements
                                             ------         ------------

Tier 1 risk-based capital ratio               11.0%             4.0%
Total risk-based capital ratio                12.2%             8.0%
Leverage ratio                                 7.1%             4.0%

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

OTHER INFORMATION

Item 1.     Legal Proceedings
            Neither The National Bank of Indianapolis Corporation nor its subsidiary is a party to any pending legal proceedings.

Item 2.     Changes in Securities - Not applicable.

Item 3.     Defaults Upon Senior Securities - Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders
            (a) The annual meeting of shareholders of the Corporation was held on May 15, 1997. The only matter presented at the meeting was the election of 3 directors for a term of 3 years.

            (b) At the annual meeting of shareholders, Kathryn G. Betley, David R. Frick, and Philip B. Roby were each re-elected directors for a term of 3 years. The terms of the other directors of the Corporation, namely Michael S. Maurer, Morris L. Maurer, James M. Cornelius, Todd H. Stuart, G. Benjamin Lantz, Jr., Andre B. Lacy, and William J. Loveday, continued after the meeting.

            (c) No other matter was presented for a vote at the meeting. Present in person or by proxy at the annual meeting were 1,183,436 shares of common stock. Ms. Betley received 1,177,186 votes; Mr. Frick received 1,177,936 votes; and Mr. Roby received 1,183,436 votes.

            (d)     Not applicable.

Item 5.     Other Information
            On June 19, 1997, the Corporation authorized an amendment to the terms of the shares of restricted stock awarded in 1994 pursuant to the Corporation's 1993 Restricted Stock Plan. Under the current terms of the 1994 awards, the restricted shares will vest when the Corporation achieves a pre-tax net income exceeding $500,000 in a fiscal year. On December 31 of such year, 50% of the shares will vest, with an additional 25% of the shares vesting on each succeeding December 31. The Corporation has proposed amending the terms of the restricted shares awarded in 1994 so that 50% of the shares would vest on July 1, 1998 with 25% vesting on July 1 of each of the next two succeeding years. These amendments would require the approval of the individuals who were awarded the shares of restricted stock in 9194. There are 47,000 restricted shares outstanding which were awarded pursuant to the 1994 grants. The Corporation anticipates that the terms of all of the restricted shares awarded pursuant to the 1994 grants will be amended, although there can be no assurance of this.

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