Form 10QSB
period 1997-09-30
NATIONAL BANK OF INDIANAPOLIS CORP
filed 1997-11-10
CIK 912382

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10Q-SB

(Mark One)
  X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ---     ACT  OF 1934 FOR THE
         TRANSITION PERIOD FROM _______________ TO ______________


                    Commission File Number      000-21671
                                           -------------------

                THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
                ----------------------------------------------
                (Name of Small Business Issuer in its charter)


       INDIANA                                             35-1887991
-----------------------                               ---------------------
(State of incorporation)                                 I.R.S. Employer
                                                      Identification Number


      107 N. PENNSYLVANIA STREET, SUITE 700, INDIANAPOLIS, INDIANA 46204
      ------------------------------------------------------------------
            (Address of principal executive offices and zip code)


                                (317) 261-9000
                         ---------------------------
                         (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X             No
                              ---               ---
As of September 30, 1997, there were 1,901,433 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one):

                          Yes                No  X
                              ---               ---

                              TABLE OF CONTENTS
                THE NATIONAL BANK OF INDIANAPOLIS CORPORATION

                            Report on Form 10Q-SB
                              for Quarter Ended
                              September 30, 1997


PART I -         FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         Consolidated Balance Sheets - September 30, 1997
             and December 31, 1996  . . . . . . . . . . . . . . . . . . .   1
         Consolidated Statements of Operations - Three months
             ended September 30, 1997 and 1996  . . . . . . . . . . . . .   2
         Consolidated Statements of Operations - Nine months
             ended September 30, 1997 and 1996  . . . . . . . . . . . . .   3
         Consolidated Statements of Cash Flows - Nine months
             ended September 30, 1997 and 1996  . . . . . . . . . . . . .   4
         Notes to Consolidated Financial Statements . . . . . . . . . . .   5

Item 2.  Management's Discussion and Analysis . . . . . . . . . . . . . . 6-9


PART II -        OTHER INFORMATION

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . .  10
Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . . . .  10
Item 3.  Default Upon Senior Securities . . . . . . . . . . . . . . . . .  10
Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . .  10
Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . .  10
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .  11

Signatures        . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

                The National Bank of Indianapolis Corporation
                         Consolidated Balance Sheets

                                                                           SEPTEMBER 30        DECEMBER 31
                                                                               1997                1996
                                                                            (UNAUDITED)           (NOTE)
                                                                           --------------------------------
ASSETS
Cash and due from banks                                                    $  6,955,833        $ 14,776,994
Federal funds sold                                                           23,025,000          20,675,000
Investment securities:
  Available-for-sale securities                                              45,057,540          28,981,801
   Held-to-maturity securities                                               11,231,941          10,005,711
                                                                           --------------------------------
Total investment securities                                                  56,289,481          38,987,512

Loans                                                                       148,019,521         122,831,573
  Less:  Allowance for loan losses                                           (1,823,800)         (1,355,800)
                                                                           --------------------------------
Net loans                                                                   146,195,721         121,475,773
Premises and equipment                                                        3,786,982           3,576,117
Accrued interest                                                              1,470,978           1,197,510
Other assets                                                                    312,171             429,473
                                                                           --------------------------------
Total assets                                                               $238,036,166        $201,118,379
                                                                           ================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing demand deposits                                      $ 30,089,278        $ 30,401,651
  Money market and savings deposits                                          85,178,277          71,989,482
  Time deposits over $100,000                                                31,367,442          26,213,617
  Other time deposits                                                        51,992,781          41,543,312
                                                                           --------------------------------
Total deposits                                                              198,627,778         170,148,062
Security repurchase agreements                                               19,340,810          11,983,349
FHLB advances                                                                 2,000,000           2,000,000
Other liabilities                                                             1,135,740             987,664
                                                                           --------------------------------
Total liabilities                                                           221,104,328         185,119,075

Shareholders' equity:
  Common stock, no par value:
    Authorized shares   3,000,000
    Issued and outstanding shares; 1997 - 1,901,433;
           1996 - 1,821,775                                                  18,894,378          18,645,376
  Retained earnings-deficit                                                  (2,032,446)         (2,741,520)
  Net unrealized gains on available-for-sale securities                          69,906              95,448
                                                                           --------------------------------
Total shareholders' equity                                                   16,931,838          15,999,304
                                                                           --------------------------------
Total liabilities and shareholders' equity                                 $238,036,166        $201,118,379
                                                                           ================================

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

                The National Bank of Indianapolis Corporation
                      Consolidated Statements of Income
                                 (Unaudited)

                                                                           THREE MONTHS ENDED
                                                                               SEPTEMBER 30
                                                                         1997               1996
Interest income:                                                      -----------------------------
  Interest and fees on loans                                          $2,893,933         $2,014,836
  Interest on investment securities                                      861,069            664,730
  Interest on federal funds sold                                         331,054            306,584
                                                                      -----------------------------
Total interest income                                                  4,086,056          2,986,150

Interest expense:
   Interest on deposits                                                2,151,618          1,614,079
   Interest on repurchase agreements                                     217,568            116,704
   Interest on FHLB advances                                              32,711                  -
                                                                      -----------------------------
Total interest expense                                                 2,401,897          1,730,783
                                                                      -----------------------------
Net interest income                                                    1,684,159          1,255,367

Provision for loan losses                                                156,000             99,000
                                                                      -----------------------------
Net interest income after provision for loan losses                    1,528,159          1,156,367

Other operating income:
  Trust fees and commissions                                             183,804            141,553
  Service charges and fees on deposit accounts                            58,976             47,491
   Net securities gains                                                        -                770
  Other                                                                   95,695             39,538
                                                                      -----------------------------
Total other operating income                                             338,475            229,352

Other operating expenses:
  Salaries, wages and employee benefits                                  880,954            734,817
  Net occupancy expense                                                  126,498            118,865
  Furniture and equipment expense                                        113,171            118,703
  Professional services                                                   95,245             89,838
   Data processing                                                        95,517             68,325
   Other expenses                                                        258,597            198,807
                                                                      -----------------------------
Total other operating expenses                                         1,569,982          1,329,355
                                                                      -----------------------------
Net income                                                             $ 296,652         $   56,364
                                                                      =============================

Net income per common share (based on average number
  of common shares outstanding)                                            $0.16              $0.03
                                                                      =============================


Average number of shares of common stock                               1,901,434          1,821,775
                                                                      =============================

                The National Bank of Indianapolis Corporation
                      Consolidated Statements of Income
                                 (Unaudited)

                                                                             NINE MONTHS ENDED
                                                                                SEPTEMBER 30
                                                                          1997                1996
                                                                      --------------------------------
Interest income:
  Interest and fees on loans                                          $ 8,208,962          $ 5,224,093
  Interest on investment securities                                     2,336,272            1,485,978
  Interest on federal funds sold                                          750,845              969,661
                                                                      --------------------------------
Total interest income                                                  11,296,079            7,679,732

Interest expense:
   Interest on deposits                                                 5,958,216            4,050,880
   Interest on repurchase agreements                                      476,958              284,799
   Interest on FHLB advances                                               97,067                    -
                                                                      --------------------------------
Total interest expense                                                  6,532,241            4,335,679
                                                                      --------------------------------
Net interest income                                                     4,763,838            3,344,053

Provision for loan losses                                                 468,000              297,000
                                                                      --------------------------------
Net interest income after provision for loan losses                     4,295,838            3,047,053

Other operating income:
  Trust fees and commissions                                              492,249              426,550
  Service charges and fees on deposit accounts                            169,134              124,033
  Net securities gains                                                          -               22,950
  Other                                                                   211,348              111,433
                                                                      --------------------------------
Total other operating income                                              872,731              684,966

Other operating expenses:
  Salaries, wages and employee benefits                                 2,479,062            2,061,059
  Net occupancy expense                                                   379,133              343,629
  Furniture and equipment expense                                         325,279              350,908
  Professional services                                                   268,116              245,991
   Data processing                                                        268,193              201,576
   Other expenses                                                         739,712              680,613
                                                                      --------------------------------
Total other operating expenses                                          4,459,495            3,883,776
                                                                      --------------------------------
Net income (loss)                                                      $  709,074           $ (151,757)
                                                                      ================================

Net income (loss) per common share (based on average number
  of common shares outstanding)                                             $0.37               $(0.08)
                                                                      ================================


Average number of shares of common stock                                1,893,409            1,819,460
                                                                      ================================

                The National Bank of Indianapolis Corporation
                    Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                                                NINE MONTHS ENDED
                                                                                   SEPTEMBER 30
                                                                             1997                1996
                                                                        --------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                       $    709,074        $   (151,757)
Adjustments to reconcile net income (loss) to net cash provided
  (used) by operating activities:
    Provision for loan losses                                                468,000             297,000
    Depreciation and amortization                                            380,176             406,229
    Net accretion of investments                                            (320,297)           (120,594)
    (Increase) decrease in:
      Interest receivable                                                   (273,468)           (427,824)
      Other assets                                                           117,302             308,184
       Increase (decrease) in:
      Other liabilities                                                      148,076              17,379
                                                                        --------------------------------
Net cash provided by operating activities                                  1,228,863             328,617

INVESTING ACTIVITIES
Net change in federal funds sold                                          (2,350,000)         (2,775,000)
(Gain) on sale of investment securities                                            -             (22,950)
Proceeds from maturities of investment securities held to
      maturity                                                             4,212,943           2,722,315
Proceeds from maturities of investment securities
     available for sale                                                   41,031,489           8,135,494
Proceeds from sales of investment securities                                       -           3,004,844
Purchases of investment securities held to maturity                       (5,431,425)         (3,906,421)
Purchases of investment securities available for sale                    (56,820,221)        (26,150,021)
Net increase in loans                                                    (25,187,948)        (41,437,367)
Purchases of premises and equipment                                         (591,041)           (603,227)
                                                                        --------------------------------
Net cash used by investing activities                                    (45,136,203)        (61,032,333)

FINANCING ACTIVITIES
Net increase in deposits                                                  28,479,716          63,481,003
Increase in security repurchase agreements                                 7,357,461           4,571,014
Proceeds from issuance of stock                                              249,002             320,705
                                                                        --------------------------------
Net cash provided by financing activities                                 36,086,179         688,372,722
                                                                        --------------------------------

Increase (decrease) in cash and cash equivalents                          (7,821,161)          7,669,006

Cash and cash equivalents at beginning of year                            14,776,994           7,832,817
                                                                        --------------------------------
Cash and cash equivalents at end of period                              $  6,955,833        $ 15,501,823
                                                                        ================================

Interest paid                                                           $  2,207,168        $  4,219,243
                                                                        ================================

                      THE NATIONAL BANK OF INDIANAPOLIS
                                 CORPORATION

                  Notes to Consolidated Financial Statements

                              September 30, 1997

                        NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 is not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Form 10-KSB for the year ended December 31, 1996.

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


                          NOTE 3: EARNINGS PER SHARE

There were 1,893,409 average shares outstanding for the nine months ended September 30, 1997. At September 30, 1997, there were 1,901,434 actual shares outstanding. For the nine months ended September 30, 1997 earnings per share calculations, 598,375 shares were added to reflect the shares that could be issued if all options awarded to date under the Corporation's 1993 Directors' and Key Employees' Stock Option Plans and all 1993 Warrants and 1995 Warrants were exercised. Per share amounts for the three months ended September 30, 1997, and for 1996 are not meaningful because there is an anti-dilutive effect.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATION


RESULTS OF OPERATIONS

Nine months Ended September 30, 1997 Compared to the Nine months Ended September 30, 1996:

The Corporation's results of operations depends primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. The Corporation had net income of $709,074 for the nine months ended September 30, 1997, compared to a net loss of $151,757 for the nine months ended September 30, 1996. This change is primarily due to the growth of the Bank allowing for more interest earning assets and net interest income compared to the same period during 1996, thereby offsetting more of the operating expenses.

Net Interest Income
-------------------
Net interest income increased $1,419,785 or 42.5% to $4,763,838 for the nine months ended September 30, 1997, from $3,344,053 for the nine months ended September 30, 1996. Total interest income increased $3,616,347 for the nine months ended September 30, 1997, to $11,296,079 from $7,679,732 for the nine months ended September 30, 1996. This increase is primarily a result of average total loans for the nine months ended September 30, 1997, being approximately $134,000,000 compared to average total loans of approximately $87,000,000 for the nine months ended September 30, 1996. Of the total $47,000,000 increase, commercial loans increased approximately $20,000,000 and residential mortgages increased approximately $21,000,000. The loan portfolio produces the highest yield of all earning assets.

Investment portfolio income increased $850,294 or 57.2% to $2,336,272 for the nine months ended September 30, 1997, as compared to $1,485,978 for the nine months ended September 30, 1996. This increase is primarily a result of the increase in the average investment securities portfolio from approximately $31,000,000 for the nine months ended September 30, 1996, to approximately $50,000,000 for the nine months ended September 30, 1997. Interest on federal funds sold decreased due to a decrease in average federal funds sold of approximately $5,000,000 for the nine months ended September 30, 1997, over the same period the previous year.

Total interest expense increased $2,196,562 or 50.7% to $6,532,241 for the nine months ended September 30, 1997, from $4,335,679 for the nine months ended September 30, 1996. This increase is due to an increase in interest bearing deposits and an advance from FHLB. Total interest bearing liabilities averaged approximately $173,000,000 for the nine months ended September 30, 1997, as compared to approximately $117,000,000 for the nine months ended September 30, 1996. The weighted average cost of interest bearing liabilities for the nine months ended September 30, 1997, was approximately 5.1% as compared to the weighted average cost of interest bearing liabilities of approximately 4.9% for the nine months ended September 30, 1996.


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

During the nine months ended September 30, 1997, $468,000 was charged to the provision for loan losses compared to $297,000 for the nine months ended September 30, 1996. At September 30, 1997, the allowance was $1,823,800 or 1.2% of total loans. This compares to an allowance of $1,282,000 or 1.2% as of September 30, 1996.

Other Operating Income
----------------------
Other operating income for the nine months ended September 30, 1997, increased $187,765 or 27.4% to $872,731 from $684,966 for the nine months ended September 30, 1996. The increase is primarily due to an increase in service charges and fees on deposit accounts of $45,101 or 36.4% from $124,033 for the nine months ended September 30, 1996, to $169,134 for the nine months ended September 30, 1997. This increase is attributable to the increase in average demand deposit accounts of $7,000,000 from approximately $19,000,000 at September 30, 1996, to approximately $26,000,000 at September 30, 1997. The increase in other operating income is also attributable to an increase in trust fees and commissions of $65,699 or 15.4% from $426,550 for the nine months ended September 30, 1996, to $492,249 for the nine months ended September 30, 1997. The increase in trust income is attributable to the increase in total assets under trust management of approximately $69,000,000 from approximately $191,000,000 at September 30, 1996, to approximately $260,000,000 at September 30, 1997.

Other Operating Expenses
------------------------
Other operating expenses for the nine months ended September 30, 1997, increased $575,719 or 14.8% to $4,459,495 from $3,883,776 for the nine months ended September 30, 1996. Salaries, wages and employee benefits increased $418,003 or 20.3% to $2,479,062 for the nine months ended September 30, 1997, from $2,061,059 for the nine months ended September 30, 1996. This increase is primarily due to the increase in the number of employees from 58 full time equivalents at September 30, 1996, to 67 full time equivalents at September 30, 1997. Net occupancy expense increased $35,504 for the nine months ended September 30, 1997, over the same period the previous year primarily due to the additional expense related to real estate taxes. Furniture and equipment expense decreased $25,629 for the nine months ended September 30, 1997, over the same period the previous year primarily due to a reduction in depreciation expense resulting from fully depreciated assets. Professional services expense increased $22,125 or 9.0% from $245,991 for the nine months ended September 30, 1996, to $268,116 for the nine months ended September 30, 1997. Data processing expenses increased $66,617 for the nine months ended September 30, 1997, over the same period the previous year primarily due to increased service bureau fees relating to increased transaction activity by the Bank and trust department.


LIQUIDITY AND INTEREST RATE SENSITIVITY

The Corporation must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets - those which can be converted into cash - and access to additional sources of funds. Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as "available for sale" and maturing loans. Federal funds sold represent the Corporation's primary source of immediate liquidity and were maintained at a level adequate to meet immediate needs. Federal funds averaged approximately $18,000,000 and $23,000,000 for the nine months ended September 30, 1997 and 1996, respectively. Maturities in the Corporation's loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At September 30, 1997, the Corporation's rate sensitive liabilities exceeded rate sensitive assets due within one year by $9,969,000.

As part of managing liquidity, the Corporation monitors its loan to deposit ratio (including repurchase agreements) on a daily basis. At September 30, 1997, the ratio was 67.9 percent which is within the Corporation's acceptable range.

The Corporation experienced a decrease in cash and cash equivalents, its primary source of liquidity, of $7,821,161 during the first nine months of 1997. The primary financing activity of deposit and repurchase agreement growth provided net cash of $35,837,177. Lending used $25,187,948, investments used $17,007,214, and increasing federal funds sold used $2,350,000. The Corporation's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation's liquidity position.

CAPITAL RESOURCES

The Corporation's only source of capital since commencing operations has been from issuance of common stock and results of operations. It has not issued long term debt nor does it have any long term debt facility arrangements. The Bank has incurred indebtedness pursuant to a FHLB advance at a rate of 6.40% maturing August 1, 2001. The Bank may add indebtedness of this nature in the future if determined to be in the best interest of the Bank. Capital for the Corporation is above regulatory requirements at September 30, 1997. Pertinent capital ratios for the Corporation as of September 30, 1997 are as follows:

                                                         Minimum
                                        Actual        Requirements
                                        ------        ------------

Tier 1 risk-based capital ratio         11.0%             4.0%
Total risk-based capital ratio          12.2%             8.0%
Leverage ratio                           7.3%             4.0%

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

OTHER INFORMATION

Item 1.  Legal Proceedings
         Neither The National Bank of Indianapolis Corporation nor its subsidiary is a party to any material pending legal proceedings, other than ordinary routine litigation incidental to the registrant's business.

Item 2.  Changes in Securities - None.

Item 3.  Defaults Upon Senior Securities - Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holder - None.

Item 5.  Other Information - None.

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


                          Date:
                          THE NATIONAL BANK OF INDIANAPOLIS CORPORATION

                          /s/ DEBRA L. ROSS
                          ---------------------------------------------
                          Debra L. Ross
                          Chief Financial Officer