Form 10KSB
period 1997-12-31
NATIONAL BANK OF INDIANAPOLIS CORP
filed 1998-03-30
CIK 912382

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 FORM 10-KSB
(Mark One)
  X      Annual report under section 13 or 15(d) of the Securities
 ---     Exchange Act of 1934 [Fee Required] for the fiscal year ended
         12/31/97

 --- Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ______________ to _______________

         COMMISSION FILE NUMBER 000-21671
                               -----------

                The National Bank of Indianapolis Corporation
                ---------------------------------------------
                (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


          Indiana                                     35-1887991
--------------------------------------------------------------------------
(State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                 Identification No.)

   107 North Pennsylvania Street,
             Suite 700,
          Indianapolis, IN                              46204
--------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Issuer's telephone number      (317) 261-9000
                               --------------
Securities to be registered under Section 12(b) of the Act:

                                                Name of each exchange
       Title of each class                      on which registered
       -------------------                      ---------------------
       None

Securities to be registered under Section 12(g) of the Act:

       Common Stock
--------------------------------------------------------------------------
                               (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
     ---        ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenue's for its most recent fiscal year
$16,894,515
--------------------------------------------

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $20,534,640
---------------------------------------------

NOTE.--If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
1,903,833 at 2/28/98
---------------------------------------------

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
None
---------------------------------------------

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  YES      NO  X
                                                                ---     ---

FORM 10-KSB CROSS REFERENCE INDEX

Item             Disclosure Required                              Page
----             -------------------                              ----
PART I

Item 1.          Description of Business                             3

Item 2.          Description of Property                             9

Item 3.          Legal Proceedings                                   9

Item 4.          Submission of Matters to a Vote of Security
                 Holders                                             9

PART II

Item 5.          Market for Common Equity and Related Stockholder
                 Matters                                            10

Item 6.          Management's Discussion and Analysis or Plan of
                 Operations                                         11

Item 7.          Financial Statements                               26

Item 8.          Changes In and Disagreements With Accountants on
                 Accounting and Financial Disclosure                51


PART III

Item 9.          Directors, Executive Officers, Promoters and
                 Control Persons, Compliance With Section 16(a)
                 of Exchange Act                                    51


Item 10.         Executive Compensation                             54

Item 11.         Security Ownership and Certain Beneficial Owners
                 and Management                                     59

Item 12.         Certain Relationship and Related Transactions      61

Item 13.         Exhibits and Reports on Form 8-K                   62

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

         The Bank was officially chartered by the Office of the Comptroller of the Currency ("OCC") on December 8, 1993 and opened for business to the public on December 21, 1993. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank currently conducts its business through its downtown headquarters located at 107 North Pennsylvania Street in Indianapolis, at neighborhood bank offices located at 84th Street and Ditch Road in northwestern Marion County and 82nd Street and Bash Road in northeastern Marion County, in the Chamber of Commerce Building in downtown Indianapolis, and at 4930 North Pennsylvania Street in northern Marion County.

         The Bank provides a full range of deposit, credit, and money management services to its targeted market, which is small to medium size businesses, affluent executive and professional individuals, and not-for-profit organizations. In February of 1994, the Bank received full trust powers and offers full trust services.

         Management has sought to position the Bank to capitalize on the customer disruption, dissatisfaction, and turn-over which it believes has resulted from the acquisition of the three largest commercial banks located in Indianapolis by out-of-state holding companies. As such, The National Bank of Indianapolis enjoys a unique position as the only locally-owned and operated national bank in Marion County. On December 31, 1997, the Corporation had consolidated total assets of $243 million and total deposits of $203 million.

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

         The Market. The Bank plans to derive a substantial proportion of its business from the Indianapolis/Marion County, Indiana area. Indianapolis has been ranked by a number of national publications as a "top" Midwestern city. In addition, Indianapolis is the most centrally located city in the United States to the top 100 markets. As such, the city is a major distribution center where more highways converge than any other city in the entire United States. The city is home to such large employers as Eli Lilly and Company, Clarian Health Partners, Simon Debartolo, USA Group, Conseco, St. Vincent Hospital, Anthem, and Marsh Supermarkets.

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

         Competition. The Bank's service area is highly competitive. There are currently approximately 60 financial institutions operating in the Marion County marketplace. In addition to competition from commercial banks, significant competition also comes from savings and loans associations, credit unions, finance companies, insurance companies, mortgage companies, securities and brokerage firms, money market mutual funds, loan production offices, and other providers of financial services in the area. The Bank competes in this marketplace primarily on the basis of highly personalized service, responsive decision making, and competitive pricing.

         Employees. The Bank has 77 employees, of which 64 are full-time employees. The Bank has employed persons with substantial experience in the Indianapolis banking market. The average experience level for all Bank employees is in excess of 12 years.

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

         Commercial loans typically entail a thorough analysis of the borrower, its industry, current and projected economic conditions and other factors. Credit analysis involves collateral, the type of loan, loan maturity, terms and conditions, and various loan to value ratios as they relate to loan policy. The Bank typically requires commercial borrowers to have annual financial statements prepared by independent accountants and often requires such financial statements to be audited or reviewed by accountants. The Bank requires appraisals or evaluations in connection with loans secured by real estate. Such appraisals or evaluations are usually obtained prior to the time funds are advanced. The Bank also often requires personal guarantees from principals involved with closely- held corporate borrowers.

         The Bank requires loan applications and personal financial statements from its personal borrowers on loans that the Bank originates. Loan officers complete a debt to income analysis that should meet established standards of lending policy.

         The Bank maintains a comprehensive loan policy that establishes guidelines with respect to all categories of lending. In addition, loan policy sets forth lending authority for each loan officer. The Loan Committee of the Bank reviews all loans made under $200,000. Any loan in excess of $200,000 must receive the approval of the Loan Committee prior to the Bank making such loan. The Board of Directors Loan Policy Committee does not generally approve loans unless they are above $1,800,000 or are loans to directors or executive officers. All loans are assigned a numerical rating based on creditworthiness and are monitored for improvement or deterioration.

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

         Capital Adequacy Guidelines for Bank Holding Companies. The Federal Reserve, as the regulatory authority for bank holding companies, has adopted capital adequacy guidelines for bank holding companies. Bank holding companies with assets in excess of $150 million must comply with the Federal Reserve's risk-based capital guidelines which require a minimum ratio of total capital to risk- weighted assets (including certain off-balance sheet activities such as standby letters of credit) of 8%. At least half of the total required capital must be "Tier 1 capital," consisting principally of common stockholders' equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries, less certain goodwill items. The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, cumulative perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a Tier 1 (leverage) capital ratio under which the bank holding company must maintain a minimum level of Tier 1 capital to average total consolidated assets of 3% in the case of bank holding companies which have the highest regulatory examination ratings and are not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a ratio of at least 1% to 2% above the stated minimum.

         Certain regulatory capital ratios for the Corporation as of December 31, 1997 are shown below

Tier 1 Capital to Risk-Weighted Assets                        10.8%

Total Risk Based Capital to Risk-Weighted Assets              12.1%

Tier 1 Leverage Ratio                                          7.3%

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

         Both federal and state law extensively regulate various aspects of the banking business such as reserve requirements, truth- in-lending and truth-in-savings disclosure, equal credit opportunity, fair credit reporting, trading in securities and other aspects of banking operations. Current federal law also requires banks, among other things to make deposited funds available within specified time periods.

         Under federal and Indiana law, the Bank may establish an additional banking location anywhere in Indiana. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 allows bank holding companies to acquire banks anywhere in the United States subject to certain state restrictions, and permits an insured bank to merge with an insured bank in another state without regard to whether such merger is prohibited by state law. Additionally, an out-of-state bank may acquire the branches of an insured bank in another state without acquiring the entire bank; provided, however, that the law of the state where the branch is located permits such an acquisition. Bank holding companies may merge existing bank subsidiaries located in different states into one bank.

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

         The most stringent capital requirement affecting the Bank, however, are those established by the prompt corrective action provisions of FDICIA, which are discussed below. At December 31, 1997, the Bank's total risk-based capital, Tier 1 risk-based capital and leverage capital exceeded the amounts required to be designated "well capitalized."

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

         Affiliates. The Bank is subject to Sections 22(h), 23A and 23B of the Federal Reserve Act, which restrict financial transactions between banks and affiliated companies limits credit transactions between a bank and its executive officers and its affiliates, prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, and restricts the types of collateral security permitted in connection with a bank's extension of credit to an affiliate.

         FDICIA. FDICIA requires, among other things, federal bank regulatory authorities to take "prompt corrective action" with respect to banks which do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

         The FDIC has adopted regulations to implement the prompt corrective action provisions of FDICIA. Among other things, the regulations define the relevant capital measures for the five capital categories. An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and generally a leverage ratio 4% or greater. An institution is deemed to be "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%. An institution is deemed to be "significantly undercapitalized" if it has a total risk- based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

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

         The federal banking agencies have established guidelines which prescribe standards for depository institutions relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, compensation fees and benefits, and management compensation. The agencies may require an institution which fails to meet the standards set forth in the guidelines to submit a compliance plan. Failure to submit an acceptable plan or adhere to an accepted plan may be grounds for further enforcement action.

         Deposit Insurance. The Bank's deposits are insured up to $100,000 per insured account by the BIF. As an institution whose deposits are insured by BIF, the Bank is not currently required to pay deposit insurance premiums to BIF but, was required to pay $6,100 for the FICO assessment for the first quarter in 1998. The Bank's deposit insurance assessments may increase depending upon the risk category and subcategory, if any, to which the Bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the Bank's earnings.

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

         These guidelines divide a bank's capital into two tiers. The first tier (Tier 1) includes common equity, certain non- cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (except mortgage servicing rights and purchased credit card relationships, subject to certain limitations). Supplementary (Tier 2) capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions. Banks are required to maintain a total risk-based capital ratio of 8%, of which 4% must be Tier 1 capital. The OCC may, however, set higher capital requirements when a bank's particular circumstances warrant. Banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

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

         Certain regulatory capital ratios under the OCC's risk-based capital guidelines for the Bank at December 31, 1997 are shown below:

         Tier 1 Capital to Risk-Weighted Assets..................  10.7%
         Total Risk-Based Capital to Risk-Weighted Assets........  11.4%
         Tier 1 Leverage Ratio...................................   7.2%

         In 1996, the FDIC, along with the Office of the Comptroller of the Currency and the Federal Reserve, issued a joint policy statement to provide guidance on sound practices for managing interest rate risk. The statement sets forth the factors the federal regulatory examiners will use to determine the adequacy of a bank's capital for interest rate risk. These qualitative factors include the adequacy and effectiveness of the bank's internal interest rate risk management process and the level of interest rate exposure. Other qualitative factors that will be considered include the size of the bank, the nature and complexity of its activities, the adequacy of its capital and earnings in relation to the bank's overall risk profile, and its earning exposure to interest rate movements. The interagency supervisory policy statement describes the responsibilities of a bank's board of directors in implementing a risk management process and the requirements of the bank's senior management in ensuring the effective management of interest rate risk. Further, the statement specifies the elements that a risk management process must contain.

         The Office of the Comptroller of the Currency, the Federal Reserve and the FDIC have issued final regulations further revising their risk-based capital standards to include a supervisory framework for measuring market risk. The effect of these regulations is that any bank holding company or bank which has significant exposure to market risk must measure such risk using its own internal model, subject to the requirements contained in the regulations, and must maintain adequate capital to support that exposure. These regulations apply to any bank holding company or bank whose trading activity equals 10% or more of its total assets, or whose trading activity equals $1 billion or more. Examiners may require a bank holding company or bank that does not meet the applicability criteria to comply with the capital requirements if necessary for safety and soundness purposes. These regulations contain supplemental rules to determine qualifying and excess capital, calculate risk-weighted assets, calculate market risk equivalent assets and calculate risk- based capital ratios adjusted for market risk.

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

         The Bank opened its first neighborhood bank office on February 21, 1995 at 84th and Ditch Road. The Bank also opened a neighborhood bank office at 82nd and Bash Road on the northeast side of Indianapolis in December 1995. The Bank owns the land and the premises for both of these offices. In March 1996, the Bank opened an office in the Chamber of Commerce building at 320 N. Meridian Street in the downtown Indianapolis area. The Bank leases the premises at this banking office. In March 1998, the Bank opened an office at 4930 North Pennsylvania Street and leases the premises at this banking office. In July 1997, the Bank purchased a parcel of land in Greenwood for future business development.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

         None.

PART II
ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.
         ---------------------------------------------------------------

         There has been no active public trading market for the Common Stock. The Shares currently issued and outstanding bear restrictions upon transfer which may restrict the ability of an Investor to shift his investment in any Shares to an alternative investment in the future.

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

         At December 31, 1997, there were approximately 567 holders of record of the Common Stock.

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

                                                                Year Ended December 31
                                                         1997      1996        1995         1994
                                                     ---------------------------------------------
 CONSOLIDATED OPERATING DATA:
      Interest income                                $  15,597  $ 10,969    $    6,252   $   2,043
      Interest expense                                   9,005      6,234        3,425         811
                                                     ---------  ---------   ----------    ---------
          Net interest income                            6,592      4,735        2,827       1,232
     Provision for loan losses                             624        420          600         360
                                                     ---------  ---------   ----------    ---------
          Net income after provision for loan            5,968      4,315        2,227         872
     Securities gains (losses) net                           0         23          (2)           0
     Other income                                        1,297        901          445         151
     Non-interest expense                                6,091      5,161        3,537       2,313
                                                     ---------  ---------   ----------    ---------

     Income (loss) before income taxes                   1,174         78         (867)     (1,290)
     Applicable income taxes                                 0          0            0           0
                                                     ---------  ---------   ----------    ---------
     Net income (loss)                               $   1,174  $      78   $     (867)   $ (1,290)
                                                     =========  =========   ==========    =========

 CONSOLIDATED BALANCE SHEET DATA (AT END OF
 PERIOD):
     Total Assets                                    $ 243,067  $ 201,118   $  120,531   $  58,386
     Total investment securities                        54,313     38,988       26,370      14,459
     Total loans                                       157,905    122,832       70,538      32,427
     Allowance for loan losses                           1,963      1,356          985         385
     Deposits                                          203,234    170,148       98,309      46,630
     Shareholders' equity                               17,394     15,999       15,705      11,433
     Weighted average shares outstanding                 1,831      1,820        1,498       1,403

 PER SHARE DATA:
     Basic Net income (loss) per common share (1)    $    0.64  $    0.04   $    (0.58)  $   (0.92)
     Cash dividends declared                                 0          0            0           0
     Book value (2)                                  $    9.18  $    8.78   $     8.75   $    8.08

 OTHER STATISTICS AND OPERATING DATA:
     Return on average assets                             0.5%       0.1%        (1.0)%      (3.3)%
     Return on average equity                             7.7%       0.5%        (7.7)%     (10.8)%
     Net interest margin (3)                              3.1%       3.1%         3.4%        3.6%
     Average loans to average deposits                   74.7%      69.7%        66.1%       77.9%
     Allowance for loan losses to loans at end of
     period                                               1.2%       1.1%         1.4%        1.2%
     Allowance for loan losses to non-performing
     loans                                             1846.7%    1639.8%          N/A         N/A
     Non-performing loans to loans at end of period       0.1%       0.1%          N/A         N/A
     Net charge-offs to average loans                     0.0%       0.1%          N/A         N/A
     Number of offices                                       4          4            3           1
     Number of full and part-time employees                 77         58           47          28
     Number of Shareholders of Record                      567        549          542         436

 CAPITAL RATIOS:
     Average shareholders' equity to average assets       7.0%       9.2%         12.8%       30.8%
     Equity to Assets                                     7.2%       8.0%         13.0%       19.7%
     Total risk-based capital ratio (Bank Only)          11.4%      12.7%         18.1%       31.6%

(1) Based upon weighted average shares oustanding during the period.
(2) Based on Common Stock outstanding at the end of the period.
(3) Net interest income as a percentage of average interest-earning assets.

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE CORPORATION RELATES TO THE YEARS ENDED DECEMBER 31, 1997 AND 1996 AND SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE HEREIN.

RESULTS OF OPERATIONS

Year Ended December 31, 1997 Compared to the Year Ended December 31, 1996

The Corporation's results of operations depends primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. The Corporation had net income of $1,174,128 for the year ended December 31, 1997 compared to net income of $77,584 for the year ended December 31, 1996. This change is primarily due to the growth of the Bank allowing for more interest earning assets and net interest income compared to the same period during 1996, thereby offsetting more of the operating expenses.

Net Interest Income
-------------------
Net interest income increased $1,856,826 or 39.2% to $6,592,299 for the year ended December 31, 1997, from $4,735,473 for the year ended December 31, 1996. Total interest income increased $4,628,011 for the year ended December 31, 1997 to $15,597,319 from $10,969,308 for the year ended December 31, 1996.
This increase is primarily a result of average total loans for the year ended December 31, 1997 being approximately $138,984,000 compared to average total loans of approximately $94,556,000 for the year ended December 31, 1996. The loan portfolio produces the highest yield of all earning assets. Investment portfolio income increased $1,060,897 or 48.4% to $3,251,929 for the year ended December 31, 1997, as compared to $2,191,032 for the year ended December 31, 1996. This increase is primarily a result of the increase in the average investment securities portfolio from approximately $36,394,000 for the year ended December 31, 1996, to approximately $54,117,000 for the year ended December 31, 1997. Interest on federal funds sold decreased due to a decrease in average federal funds sold of approximately $4,612,000 for the year ended December 31, 1997 over the same period the previous year.

Total interest expense increased $2,771,185 or 44.5% to $9,005,020 for the year ended December 31, 1997, from $6,233,835 for the year ended December 31, 1996. This increase is due to an increase in interest bearing deposits and an advance from FHLB. Total interest bearing liabilities averaged approximately $176,590,000 for the year ended December 31, 1997 as compared to approximately $124,841,000 for the year ended December 31, 1996. The average cost of interest bearing liabilities at December 31, 1997, was approximately 5.10% as compared to average cost of interest bearing liabilities of approximately 4.99% at December 31, 1996. The rate increase was due to the lengthening of the average deposit maturity.

The following table details average balances, interest income/expense and average rates/yields for the Bank's earning assets and interest bearing liabilities for the years ended December 31, 1997 and 1996 (in 000's):

                                           1997                                1996                                1995
                                         Interest   Average                  Interest    Average                 Interest   Average
                              Average    Income/     Rate/       Average     Income/      Rate/      Average     Income/     Rate/
                              Balance    Expense     Yield       Balance     Expense      Yield      Balance     Expense     Yield
                              ----------------------------------------------------------------------------------------------------
 Assets:
 Federal Funds                $ 17,340   $   953      5.50 %    $ 21,952     $ 1,166      5.31%      $15,848      $  930     5.87%
 Investments                    54,117     3,252      6.01        36,394       2,191      6.02        18,032       1,178     6.53
 Loans (gross)                 138,984    11,392      8.20        94,556       7,612      8.05        48,596       4,144     8.53
                              ----------------------------------------------------------------------------------------------------
 Total earning assets          210,441   $15,597      7.41 %     152,902     $10,969      7.17%       82,476      $6,252     7.58%
 Non-earning assets              9,734                             7,607                               5,351
                              --------                          --------                             -------
 Total assets                 $220,175                          $160,509                             $87,827
                              ========                          ========                             =======

 Liabilities:
 Interest bearing DDA         $ 13,824   $   323      2.34 %    $ 11,311     $   261      2.31%      $ 6,367      $   188    2.95%
 Savings                        65,640     3,077      4.69        52,033       2,409      4.63        28,593        1,461    5.11
 CD's under $100,000            44,513     2,629      5.91        27,611       1,656      6.00        14,452          919    6.36
 CD's over $100,000             30,269     1,784      5.89        21,718       1,271      5.85        10,036          609    6.07
 Individual
    Retirement Accounts          5,020       303      6.04         2,917         186      6.38         1,707          107    6.29
 Repurchase Agreements          15,324       759      4.95         8,950         431      4.81         2,645          141    5.33
 FHLB Advances                   2,000       130      6.50           301          20      6.51             0            0    0.00
                              ----------------------------------------------------------------------------------------------------
    Total Interest
   -bearing Liabilities       $176,590   $ 9,005      5.10 %    $124,841     $ 6,234      4.99%      $63,800      $ 3,425    5.37%
 Non-Interest-bearing
  Liabilities                   26,872                            20,027                              12,336
 Other Liabilities               1,369                               947                                 418
                              --------                          --------                             -------
 Total Liabilities             204,831                           145,815                              76,554
 Equity                         15,344                            14,694                              11,273
                              --------                          --------                             -------
 Total Liabilities & Equity   $220,175                          $160,509                             $87,827
                              ========                          ========                             =======

 Recap:
 Interest Income                         $15,597      7.41 %                 $10,969      7.17%                   $ 6,252    7.58%
 Interest Expense                          9,005      5.10                     6,234      4.99                      3,425    5.37%
                                         -----------------                   -----------------                    ---------------
 Net Interest
   Income/ Spread                        $ 6,592                             $ 4,735      2.18                    $ 2,827    2.21
                                         =======                             =======                              =======
                                                      2.31
 Contribution of Non-
   Interest-bearing funds                             0.82                                0.92                               1.22
                                                      ----                                ----                               ----
 Net Interest Margin                                  3.13 %                              3.10%                              3.43%
                                                      ====                                ====                               ====

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

Net Interest Income Changes Due to Volume and Rates (in 000's):

                                                                    Year Ended December 31,
                                                   1997 Changes from 1996              1996 Changes from 1995
                                                 Net       Due to      Due to        Net       Due to      Due to
                                               Change       Rate       Volume      Change       Rate       Volume
                                              ---------------------------------------------------------------------
Interest earning assets:
   Federal funds sold                         $   (213)   $     41    $   (254)   $     236   $    (96)   $     332
   Investment Securities                         1,061          (4)      1,065        1,013        (99)       1,112
   Loans                                         3,780         138       3,642        3,468       (245)       3,713
                                              ---------------------------------------------------------------------
     Total                                    $  4,628    $    175    $  4,453    $   4,717   $   (440)   $   5,157

Interest bearing liabilities:
   Demand deposits                            $     62    $      3    $     59    $      73   $    (48)   $     121
   Savings deposits                                668          30         638          948       (148)       1,096
   Certificates of deposit under $100,000          973         (25)        998          737        (56)         793
   Certificates of deposit over  $100,000          513           9         504          662        (23)         685
   Individual Retirement Accounts                  117         (10)        127           79          1           78
   Repurchase agreements                           328          13         315          290        (15)         305
   FHLB Advances                                   110           0         110           20          0           20
                                              ---------------------------------------------------------------------
     Total                                    $  2,771    $     20    $  2,751    $   2,809   $   (289)   $   3,098
                                              ---------------------------------------------------------------------

Net Change in Net Interest Income             $  1,857    $    155    $  1,702    $   1,908   $   (151)   $   2,059
                                              =====================================================================

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

During the year ended December 31, 1997, $624,000 was charged to the provision for loan losses compared to $420,000 for the year ended December 31, 1996. At December 31, 1997, the allowance was $1,963,040 or 1.2% of total loans. This compares to an allowance of $1,355,800 or 1.1% as of December 31, 1996. A total of $16,760 was charged-off for the year ended December 31, 1997 compared to a total of $49,200 for the year ended December 31, 1996.

Other Operating Income
----------------------
Other operating income for the year ended December 31, 1997, increased $373,546 or 40.4% to $1,297,196 from $923,650 for the year ended December 31,
1996. The increase is primarily due to an increase in trust fees and commissions of $140,962 or 24.7% from $569,581 for the year ended December 31, 1996 to $710,543 for the year ended December 31, 1997. The increase in trust income is attributable to the increase in total assets under trust management of approximately $60,800,000 from approximately $220,000,000 at December 31, 1996 to approximately $280,800,000 at December 31, 1997.

Other Operating Expenses
------------------------
Other operating expenses for the year ended December 31, 1997 increased $929,828 or 18.0% to $6,091,367 from $5,161,539 for the year ended December
31, 1996. Salaries, wages and employee benefits increased $679,196 or 24.9% to $3,402,913 for the year ended December 31, 1997 from $2,723,717 for the year ended December 31, 1996. This increase is primarily due to the increase in the number of employees from 58 full time equivalents at December 31, 1996 to 71 full time equivalents at December 31, 1997. Net occupancy expense increased $26,137 for the year ended December 31, 1997 over the same period the previous year primarily due to the additional expense related to real estate taxes. Furniture and equipment expense decreased $30,672 for the year ended December 31, 1997 over the same period the previous year primarily due a reduction in depreciation expense resulting from fully depreciated assets. Professional services expense increased $53,172 or 18.4% from $288,711 for the year ended December 31, 1996 to $341,883 for the year ended December 31, 1997. Data processing expenses increased $88,104 for the year ended December 31, 1997 over the same period the previous year primarily due to increased service bureau fees relating to increased transaction activity by the Bank and trust department.

Tax (Benefit)/Expense
---------------------
The Corporation applies a federal income tax rate of 34% and a state tax rate of 8.5% in the computation of tax expense or benefit. For the year ended December 31, 1997, the provision for income taxes consisted of current tax expense of $808,000, a net operating loss carryforward benefit of $409,000, a deferred tax benefit of $295,000 and a benefit of $104,000 from the reduction of the valuation allowance for deferred tax assets.

The Corporation has total deferred tax assets of $947,925 with a corresponding valuation allowance of $553,567 as of December 31, 1997. The deferred tax assets represent primarily a temporary difference for the recognition of loan losses. The valuation allowance represents the extent to which current tax expense has not been adequate to absorb the benefit of temporary differences.

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

LIQUIDITY AND INTEREST RATE SENSITIVITY

The Corporation must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as "available for sale" and maturing loans. Federal funds sold represent the Corporations primary source of immediate liquidity and were maintained at a level adequate to meet immediate needs. Federal funds averaged approximately $17,340,000 and $21,952,000 for the twelve months ended December 31, 1997 and 1996, respectively. Maturities in the Corporation's loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At December 31, 1997, the Corporation's rate sensitive liabilities exceeded rate sensitive assets due within one year by $12,189,733.

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

All mortgage-related securities must pass the FFIEC "stress" test. This stress test determines if price volatility under a 200 basis point interest rate shock for each security exceeds a benchmark 30 year mortgage-backed security. If the security fails the test, it is considered high risk and the Bank will not purchase it. All mortgage-related securities purchased and included in the investment portfolio will be subject to the FFIEC test as of December 31 each year to determine if they have become high risk holdings. If a mortgage-related security becomes high risk, it will be evaluated by the Bank's Investment Committee to determine if the security should be liquidated. At December 31, 1997, the Bank held no high risk mortgage-related securities.

As of December 31, 1997, the average yield on the Bank's investment portfolio is as follows:

        U.S. Treasuries                                         6.53%
        U.S. Government agencies                                5.75%
        Collateralized mortgage obligations                     6.30%
        Asset-backed securities                                 5.80%
        Other securities                                        5.99%

With the exception of securities of the U.S. Government and U.S. Government agencies and corporations, the Corporation had no other securities with a book or market value greater than 10% of shareholders' equity as of December 31, 1997.

The following is a summary of available-for-sale securities and held-to-maturity securities:

                                                               AVAILABLE-FOR-SALE SECURITIES
                                             ----------------------------------------------------------------
                                                                       GROSS           GROSS        ESTIMATED
                                                  AMORTIZED       UNREALIZED      UNREALIZED             FAIR
                                                       COST             GAIN            LOSS            VALUE
                                             ----------------------------------------------------------------
       DECEMBER 31, 1997
       U.S. Treasury securities              $    3,470,956    $      23,424   $          -       $ 3,494,380
       U.S. Government agencies                  28,120,198            4,369        (25,832)       28,098,734
       Collateralized mortgage obligations        6,404,920            2,833         (8,133)        6,399,620
       Asset-backed securities                    2,850,000            3,787              -         2,853,788
                                             ----------------------------------------------------------------
                                             $   40,846,074    $      34,413   $    (33,965)      $40,846,522
                                             ================================================================
       DECEMBER 31, 1996
       U.S. Treasury securities              $    4,423,366    $      55,919   $          -       $4,479,285
       U.S. Government agencies                  14,643,182           21,493         (4,507)       14,660,168
       Collateralized mortgage obligations        6,969,805           17,167              -         6,986,972
       Asset-backed securities                    2,850,000            5,376              -         2,855,376
                                             ----------------------------------------------------------------
                                             $   28,886,353    $      99,955   $     (4,507)      $28,981,801
                                             ================================================================
       DECEMBER 31, 1995
       U.S. Treasury securities              $    5,376,070    $     157,735   $          -       $ 5,533,805
       U.S. Government agencies                   4,924,376           24,979              -         4,949,355
       Asset-backed securities                    5,876,507           16,724              -         5,893,231
                                             ----------------------------------------------------------------
                                             $   16,176,953    $     199,438   $          -       $16,376,391
                                             ================================================================

                                                                HELD-TO-MATURITY SECURITIES
                                             ----------------------------------------------------------------
                                                                        GROSS          GROSS        ESTIMATED
                                                 AMORTIZED         UNREALIZED     UNREALIZED             FAIR
                                                      COST               GAIN           LOSS            VALUE
                                             ----------------------------------------------------------------
       DECEMBER 31, 1997
       Collateralized mortgage obligations   $  12,198,686    $       155,089  $      (1,287)  $   12,352,488
       Other securities                            100,000              3,834              -          103,834
                                             ----------------------------------------------------------------
                                             $  12,298,686    $       158,923  $      (1,287)  $   12,456,322
                                             ================================================================
       DECEMBER 31, 1996
       Collateralized mortgage obligations   $   9,042,711    $        68,185  $        (809)  $    9,110,087
       Other securities                             75,000              1,583              -           76,583
                                             ----------------------------------------------------------------
                                             $   9,117,711    $        69,768  $        (809)  $    9,186,670
                                             ================================================================

       DECEMBER 31, 1995
       Collateralized mortgage obligations   $   9,536,829    $       156,845  $           -   $    9,693,674
       Other securities                            456,500              2,662              -          459,162
                                             ----------------------------------------------------------------
                                             $   9,993,329    $       159,507  $           -   $   10,152,836
                                             ================================================================

As part of managing liquidity, the Corporation monitors its loan to deposit ratio on a daily basis. At December 31, 1997 the ratio was 77.7 percent which is within the Corporation's acceptable range.

The following table shows the composition of the Bank's loan portfolio as of the dates indicated (in 000's):

                                                          December 31,
                                  1997                        1996                       1995
                                        % of                        % of                        % of
                          Amount       Total          Amount        Total        Amount        Total
                        -------------------------------------------------------------------------------
TYPES OF LOANS
Commercial              $   78,855      49.9  %     $  55,678       45.3  %    $   34,881       49.4  %
Construction                 2,174       1.4            1,784        1.5            2,375        3.4
Commercial Mortgage          3,624       2.3            3,017        2.5            3,403        4.8
Residential Mortgage        62,666      39.7           56,455       46.0           28,403       40.3
Installment                  1,326       0.8              836        0.7              679        1.0
Credit Card                    860       0.5              793        0.6              541        0.8
Other                        8,400       5.4            4,269        3.4              256        0.3
                        -------------------------------------------------------------------------------
      Total-Gross          157,905     100.0  %       122,832      100.0  %        70,538      100.0  %
                                       =====                       =====                       =====
      Allowance             (1,963)                    (1,356)                       (985)
                        ----------                  ---------                  ----------
      Total-Net         $  155,942                  $ 121,476                  $   69,553
                        ==========                  =========                  ==========

                                          December 31,
                                 1994                     1993
                                        % of                     % of
                          Amount       Total       Amount       Total
                        ------------------------------------------------
TYPES OF LOANS
Commercial              $  19,155       59.1 %   $     278      100.0  %
Construction                    0        0.0             0          0
Commercial Mortgage           400        1.2             0          0
Residential Mortgage       11,966       36.9             0          0
Installment                   382        1.2             0          0
Credit Card                   355        1.1             0          0
Other                         169        0.5             0          0
                        ------------------------------------------------
      Total-Gross          32,427      100.0 %         278      100.0  %
                                       =====                    =====
      Allowance              (385)                     (25)
                        ---------                ---------
      Total-Net         $  32,042                $     253
                        =========                =========

The following table shows the composition of the commerical loan category by industry type at December 31, 1997 (in $000's):


        Type                                          Amount     Percentage
        ----                                          ------     ----------
        Agri/Forestry                                $     61        0.1
        Construction                                      549        0.7
        Manufacturing                                   6,842        8.7
        Transportation, Communication & Utilities         106        0.1
        Wholesale Trade                                 3,460        4.4
        Retail Trade                                    6,719        8.5
        Finance, Insurance & Real Estate               22,721       28.8
        Services                                       38,235       48.5
        Public Administration                             162        0.2
                                                     -------------------
                                                     $ 78,855      100.0  %
                                                     ===================


The allowance for loan losses is allocated to each loan category based on the Bank's peer median charge off percentages by loan category added to actual reserves maintained for non-performing or specifically identified loans needing a reserve. Any remaining allowance is considered unallocated. The following table shows the dollar amount of the allowance for loan losses using management's estimate by loan category:

Loan Loss Reserve Allocation ($000):

                                                               December 31,
                                        1997         1996         1995         1994        1993
                                     -------------------------------------------------------------
    Commercial                       $      181   $       57   $      73   $      103  $         0
    Construction                              0            0           0            0            0
    Commercial Mortgage                       0            0           0            0            0
    Residential Mortgage                      0            0           0            0            0
    Installment                               4            2           1            1            0
    Credit Card                               5            4           4            0            0
    Other                                    22            8           1            0            0
    Unallocated                           1,751        1,285         906          231           25
                                     -------------------------------------------------------------
                                     $    1,963   $    1,356   $     985   $      335  $        25
                                     =============================================================

Management considers the present allowance to be appropriate and adequate to cover losses inherent in the loan portfolio based on the current economic environment. However, future economic changes cannot be predicted. Deterioration in economic conditions could result in an increase in the risk characteristics of the loan portfolio and an increase in the provision for loan losses.

The following table presents a summary of non-performing assets ($000):

                                   1997                     1996                     1995
                           Amount    % of Total     Amount     % of Total    Amount     % of Total
                          --------------------------------------------------------------------------
Non-Accrual Loans
Commercial                $      57       63.3  %  $      84       100.0%   $        0        0.0  %
Construction                      0        0.0             0         0.0             0        0.0
Commercial Mortgage               0        0.0             0         0.0             0        0.0
Residential Mortgage             33       36.7             0         0.0             0        0.0
Installment                       0        0.0             0         0.0             0        0.0
Credit Card                       0        0.0             0         0.0             0        0.0
Other                             0        0.0             0         0.0             0        0.0
                          --------------------------------------------------------------------------
                          $      90      100.0  %  $      84       100.0%   $        0        0.0  %
                          ==========================================================================
Loans 90 Days Past Due -
Still Accruing            $       0                $     418                         0

                                   1994                     1993
                           Amount        % of       Amount        % of
                                        Total                    Total
                          ----------------------------------------------
Non-Accrual Loans
Commercial                $       0       0.0 %    $       0       0.0 %
Construction                      0       0.0              0       0.0
Commercial Mortgage               0       0.0              0       0.0
Residential Mortgage              0       0.0              0       0.0
Installment                       0       0.0              0       0.0
Credit Card                       0       0.0              0       0.0
Other                             0       0.0              0       0.0
                          ----------------------------------------------
                          $       0       0.0 %    $       0       0.0 %
                          ==============================================
Loans 90 Days Past Due -
Still Accruing            $       0                $       0

During 1997, the Corporation had one non-accrual commercial loan and
recognized no interest income on the loan.   If the loan had been accruing,
$10,195 in interest income would have been recognized. Also, the Corporation had one non-accrual residential mortgage loan. A total of $943 was included in interest income and if the loan had been accruing, an additional $806 would have been recorded.

During 1996, the Corporation had one non-accrual commercial loan and recognized $6,905 in interest income and would have recorded an additional $1,875 in interest if the loan had been accruing. The Corporation generally stops accruing interest on loans when payments of principal and/or interest is past due 90 days or more. There were student loans in the amount of $418,000 that were past due 90 days or more and still accruing interest at December 31, 1996. This is due to the fact that the loans are guaranteed by the government and loss of principal and/or interest is remote.

The Corporation had no restructured loans due to troubled conditions of the borrower in any of the years presented in the above table.

The following table shows the composition of the Bank's deposit portfolio as of the dates indicated (in 000's):

                                                             December 31
                                                  1997                         1996
                                         --------------------------------------------------
                                                         % of                          % of
                                           Amount       Total         Amount          Total
                                         --------------------------------------------------
TYPES
OF DEPOSITS
Demand Deposits                          $ 33,601        28.90%     $  30,402         29.69%
MMDA/Savings                               82,222        70.73         71,798         70.12
Individual Retirement Accounts                430         0.37            191          0.19
                                         --------------------------------------------------
Total Demand Deposits                     116,253       100.00%       102,391        100.00%

Certificates of Deposit
   Under $100,000                          48,932        56.26         38,082         56.20
   Over $100,000                           32,769        37.67         25,716         37.95
Individual Retirement  Accounts             5,280         6.07          3,959          5.85
                                         --------------------------------------------------
Total Certificates of Deposit              86,981       100.00%        67,757        100.00%
                                                        ======                       ======
Total Deposits                           $203,234                   $ 170,148
                                         ========                   =========

The Corporation experienced a decrease in cash and cash equivalents, its primary source of liquidity, of $3,330,844 during 1997. The primary financing activity for 1997 was deposit growth which provided net cash of $33,085,577. Lending used $35,090,195 and decreasing federal funds sold provided $5,250,000. The Corporation's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation's liquidity position.

The following table illustrates the projected maturities and the repricing mechanisms of the major asset/liabilities categories of the Corporation as of December 31, 1997, based on certain assumptions. No prepayment rate assumptions have been made for the loan portfolio. Maturity and repricing dates for investments have been projected by applying the assumptions set forth below to contractual maturity and repricing dates.


-----------------------------------------------------------------------------------------
                                   0-180 DAYS       181-365      1-2 YEARS      2-3 YEARS
                                                       DAYS
-----------------------------------------------------------------------------------------
Interest-Earning Assets:
-----------------------------------------------------------------------------------------
     Fed Funds/Overnight Time      15,449,217
     Investments                   34,455,437     4,878,544      3,175,082      2,903,618
-----------------------------------------------------------------------------------------
Loans:
-----------------------------------------------------------------------------------------
    Commercial & Industrial:
       Fixed                        4,243,535     2,920,820     4,841,906       4,207,012
       Variable                    36,330,934
-----------------------------------------------------------------------------------------
    Loans Secured by Real Estate:
       Fixed                          909,425     1,317,254      2,024,954      1,645,664
       Variable                    23,631,161     2,623,926      5,274,897      4,898,980
-----------------------------------------------------------------------------------------
    Other:
       Fixed                          513,909       414,809        667,933        546,733
       Variable                     8,736,679     6,961,193
-----------------------------------------------------------------------------------------
Total Interest-Earning Assets     124,270,297    19,116,546     15,984,772     14,202,007
-----------------------------------------------------------------------------------------
Non-Interest Earning Assets
-----------------------------------------------------------------------------------------
Total Assets
-----------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------
                                   3-5 Years      5+ Years         Non-Interest
                                                                Earning/Bearing          Total
----------------------------------------------------------------------------------------------
Interest-Earning Assets:
----------------------------------------------------------------------------------------------
     Fed Funds/Overnight Time                                                       15,449,217
     Investments                   5,642,797      3,257,730                         54,313,208
----------------------------------------------------------------------------------------------
Loans:
----------------------------------------------------------------------------------------------
    Commercial & Industrial:
       Fixed                       3,734,433      1,913,034              56,773     21,917,513
       Variable                                                                     36,330,934
----------------------------------------------------------------------------------------------
    Loans Secured by Real Estate:
       Fixed                       2,563,855      4,881,938              32,525     13,375,615
       Variable                   12,536,531     18,482,803                         67,448,298
----------------------------------------------------------------------------------------------
    Other:
       Fixed                         798,637                            192,755      3,134,776
       Variable                                                                     15,697,872
----------------------------------------------------------------------------------------------
Total Interest-Earning Assets     25,276,253     28,535,505             282,053    227,667,433
----------------------------------------------------------------------------------------------
Non-Interest Earning Assets                                          15,399,275     15,399,275
----------------------------------------------------------------------------------------------
Total Assets                                                                       243,066,708
----------------------------------------------------------------------------------------------

                                   0-180 DAYS       181-365      1-2 YEARS      2-3 YEARS     3-5 YEARS
                                                       DAYS
-------------------------------------------------------------------------------------------------------
Interest-Bearing Liabilities:
-------------------------------------------------------------------------------------------------------
     Demand Deposits                  281,416
-------------------------------------------------------------------------------------------------------
     Interest-Bearing Demand       17,253,557
-------------------------------------------------------------------------------------------------------
     Savings Deposits
-------------------------------------------------------------------------------------------------------
     Money Market Accounts         64,499,022
-------------------------------------------------------------------------------------------------------
     Certificate of Deposits      17,390,411     13,171,792     15,051,532      5,111,752     2,019,683
-------------------------------------------------------------------------------------------------------
     Jumbo CD's                    17,833,538     5,805,285      7,216,988      1,311,788     1,115,422
-------------------------------------------------------------------------------------------------------
     Repurchase Agreements         19,341,555
-------------------------------------------------------------------------------------------------------
     FHLB Advances                                                                            2,000,000
-------------------------------------------------------------------------------------------------------
Total Interest-Bearing
Liabilities                       136,599,499    18,977,077     22,268,520      6,423,540     5,135,105
-------------------------------------------------------------------------------------------------------
Non-Interest Bearing
Liabilities
-------------------------------------------------------------------------------------------------------
Shareholder's Equity
-------------------------------------------------------------------------------------------------------
Total Liabilities and
Shareholder's Equity
-------------------------------------------------------------------------------------------------------
Interest Sensitivity Gap per
Period                            (12,329,202)      139,469   (6,283,748)       7,778,467    20,141,148
=======================================================================================================
Cumulative Interest
Sensitivity Gap                   (12,329,202)  (12,189,733)   (18,473,481)   (10,695,014)    9,446,134
-------------------------------------------------------------------------------------------------------
Interest Sensitivity Gap as a
Percentage of Earning assets           -5.42%         0.06%         -2.76%          3.42%         8.85%
-------------------------------------------------------------------------------------------------------
Cumulative Sensitivity Gap as
a Percentage of Earning Assets         -5.42%        -5.35%         -8.11%         -4.70%         4.15%
=======================================================================================================

                                      5+ Years         Non-Interest
                                                    Earning/Bearing          Total
----------------------------------------------------------------------------------
Interest-Bearing Liabilities:
----------------------------------------------------------------------------------
     Demand Deposits                                     33,319,967     33,601,383
----------------------------------------------------------------------------------
     Interest-Bearing Demand                                            17,253,557
----------------------------------------------------------------------------------
     Savings Deposits                                       898,842        898,842
----------------------------------------------------------------------------------
     Money Market Accounts                                              64,499,022
----------------------------------------------------------------------------------
     Certificate of Deposits            850,921                         53,596,091
----------------------------------------------------------------------------------
     Jumbo CD's                         101,723                         33,384,744
----------------------------------------------------------------------------------
     Repurchase Agreements                                              19,341,555
----------------------------------------------------------------------------------
     FHLB Advances                                                       2,000,000
----------------------------------------------------------------------------------
Total Interest-Bearing
Liabilities                             952,644          34,218,809    224,575,194
----------------------------------------------------------------------------------
Non-Interest Bearing
Liabilities                                               1,097,267      1,097,267
----------------------------------------------------------------------------------
Shareholder's Equity                                     17,394,247     17,394,247
----------------------------------------------------------------------------------
Total Liabilities and
Shareholder's Equity                                                   243,066,078
----------------------------------------------------------------------------------
Interest Sensitivity Gap per
Period                               27,582,861        (37,028,995)
==================================================================================
Cumulative Interest
Sensitivity Gap                      37,028,995                 (0)
----------------------------------------------------------------------------------
Interest Sensitivity Gap as a
Percentage of Earning assets             12.12%             -16.26%
----------------------------------------------------------------------------------
Cumulative Sensitivity Gap as
a Percentage of Earning Assets           16.26%               0.00%
==================================================================================

MARKET RISK

Market risk is the risk of loss due to adverse changes in market prices and rates. The Corporation's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. Management actively monitors and manages its interest rate exposure.

The Corporation's profitability is affected by fluctuations in interest rates. A sudden and substantial increase in interest rates may adversely impact the Corporation's earnings to the extent that the interest rates earned by assets and paid on liabilities do not change at the same speed, to the same extent, or on the same basis. The Corporation monitors the impact of changes in interest rates on its net interest income. The Corporation attempts to maintain a relatively neutral gap between earning assets and liabilities at various time intervals to minimize the effects of interest rate risk. The Corporation also performs a 200 basis point upward interest rate shock and makes sure that there is not an adverse impact on its annual net interest income.

The following table shows the impact of a 200 basis upward shock on the Corporation's Gap Report as of December 31, 1997 (in $000's):

     Current                                               Cost/Revenue
                                          Under 1 Year      Over 1 Year            Total
                                          ------------     ------------            -----
     Assets                                    $10,743           $6,373          $17,116
     Liabilities / Equity                        7,710            2,074            9,784
                                               -------           ------          -------
     Net Interest Income                       $ 3,033           $4,299          $ 7,332

     Shock Calculation                                     Cost/Revenue
                                          Under 1 Year      Over 1 Year            Total
                                          ------------     ------------            -----
     Assets                                    $12,946           $6,373          $19,319
     Liabilities / Equity                       10,279            2,074           12,353
                                               -------           ------          -------
     Net Interest Income                       $ 2,667           $4,299          $ 6,966

     Summary:

     Net interest income - current              $7,332
     Net interest income - shocked               6,966
                                                ------
     Change $                                   $  366
     Change %                                    -5.25%

CAPITAL RESOURCES

The Corporation's only source of capital since commencing operations has been from issuance of common stock and results of operations. It has not issued long term debt nor does it have any long term debt facility arrangements. The Bank has incurred indebtedness pursuant to a FHLB advance at a rate of 6.40% maturing August 1, 2001. The Bank may add indebtedness of this nature in the future if determined to be in the best interest of the Bank. In late 1995, the Corporation increased its common stock by approximately $5,000,000 with the sale of 400,000 shares. Capital for the Corporation is above regulatory requirements at December 31, 1997. Pertinent capital ratios for the Corporation as of December 31, 1997 are as follows:

                                                                 Minimum
                                                   Actual     Requirements
                                                   ------     ------------
Tier 1 risk-based capital ratio                    10.8%           4.0%
Total risk-based capital ratio                     12.1%           8.0%
Leverage ratio                                      7.3%           4.0%

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

YEAR 2000

The Corporation has compiled a year 2000 checklist. This checklist includes all computer equipment and software currently used, with the most critical systems being listed as top priority.

The assessment of year 2000 compliance has been completed and an action plan is in place. Many systems are already in compliance and the remaining are scheduled to be done by December 1998.

Since the Corporation does not have a main frame computer, the cost to become year 2000 compliant in all operating systems and software is estimated to be immaterial.

The Corporation's Board of Directors are updated quarterly on progress to date.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------


                        Report of Independent Auditors


Board of Directors
The National Bank of Indianapolis Corporation


We have audited the accompanying consolidated balance sheets of The National Bank of Indianapolis Corporation as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The National Bank of Indianapolis Corporation at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                  /S/ Ernst & Young LLP

Indianapolis, IN
January 30, 1998

                The National Bank of Indianapolis Corporation

                         Consolidated Balance Sheets

                                                                                   DECEMBER 31
                                                                             1997                1996
                                                                   ----------------------------------
ASSETS
Cash and due from banks (Note 2)                                   $    11,446,150     $   14,776,994
Federal funds sold                                                      15,425,000         20,675,000

Available-for-sale securities                                           40,846,522         28,981,801
Held-to-maturity securities                                             12,298,686          9,117,711
                                                                   ----------------------------------
Total investment securities (Note 3)                                    53,145,208         38,099,512


Loans (Note 4)                                                        157,905,008         122,831,573
  Less:  Allowance for loan losses                                     (1,963,040)         (1,355,800)
                                                                   ----------------------------------
Net loans                                                             155,941,968         121,475,773
Premises and equipment (Note 5)                                         3,707,907           3,576,117
Accrued interest                                                        1,685,761           1,197,510
Stock in federal banks                                                  1,168,000             888,000
Other assets                                                              546,714             429,473
                                                                   ----------------------------------
Total assets                                                       $  243,066,708      $  201,118,379
                                                                   ==================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing demand deposits                              $    33,601,383     $   30,401,651
  Money market and saving deposits                                      82,651,421         71,989,482
  Time deposits over $100,000 (Note 6)                                  33,384,744         26,213,617
  Other time deposits                                                   53,596,091         41,543,312
                                                                   ----------------------------------
Total deposits                                                         203,233,639        170,148,062
Security repurchase agreements (Note 7)                                 19,341,555         11,983,349
FHLB advances (Note 7)                                                   2,000,000          2,000,000
Other liabilities                                                        1,097,267            987,664
                                                                   ----------------------------------
Total liabilities                                                      225,672,461        185,119,075

Shareholders' equity (Notes 8 and 9):
  Common stock, no par value:
    Authorized shares - 1997 and 1996 -
    3,000,000 Issued and outstanding shares;
    1997 - 1,901,433; 1996-1,821,775                                    19,661,133         18,645,376
    Unearned compensation (Note 8)                                        (699,942)                 -
Retained earnings-deficit                                               (1,567,392)        (2,741,520)
  Net unrealized gains on available-for-sale
  securities (Note 4)                                                          448             95,448
                                                                   ----------------------------------
Total shareholders' equity                                              17,394,247         15,999,304
                                                                   ----------------------------------
Total liabilities and shareholders' equity                         $   243,066,708     $  201,118,379
                                                                   ==================================

See accompanying notes.

                      The National Bank of Indianapolis
                                 Corporation

                      Consolidated Statements of Income

                                                                      YEARS ENDED DECEMBER 31
                                                                   1997                      1996
                                                             ----------------------------------------
Interest income:
  Interest and fees on loans                                 $   11,392,221             $   7,612,377
  Interest on investment securities                               3,251,929                 2,191,032
  Interest on federal funds sold                                    953,169                 1,165,899
                                                             ----------------------------------------
Total interest income                                            15,597,319                10,969,308

Interest expense:
   Interest on deposits                                           8,116,427                 5,783,680
   Interest on repurchase agreements                                758,815                   430,599
   Interest on FHLB advances                                        129,778                    19,556
                                                             ----------------------------------------
 Total interest expense                                           9,005,020                 6,233,835
                                                             ----------------------------------------
Net interest income                                               6,592,299                 4,735,473

Provision for loan losses                                           624,000                   420,000
                                                             ----------------------------------------
Net interest income after provision for loan losses               5,968,299                 4,315,473

Other operating income:
  Trust fees and commissions                                        710,543                   569,581
  Service charges and fees on deposit accounts                      239,040                   174,414
  Net gain on sale of securities                                         --                    22,950
    Net gain on sale of mortgage loans                               84,716                        --
  Other income                                                      262,897                   156,705
                                                             ----------------------------------------
Total other operating income                                      1,297,196                   923,650

Other operating expenses:
  Salaries, wages and employee benefits                           3,402,913                 2,723,717
  Net occupancy expense                                             508,631                   482,494
  Furniture and equipment expense                                   438,617                   469,289
  Professional services                                             341,883                   288,711
   Data processing                                                  369,080                   280,976
   Other expenses                                                 1,030,243                   916,352
                                                             ----------------------------------------
Total other operating expenses                                    6,091,367                 5,161,539
                                                             ----------------------------------------
Net income                                                   $    1,174,128             $      77,584
                                                             ========================================

Basic earnings per share                                              $0.64                     $0.04
                                                             ========================================
Diluted earnings per share                                            $0.61                     $0.04
                                                             ========================================

See accompanying notes.


                      The National Bank of Indianapolis
                                 Corporation

               Consolidated Statements of Shareholders' Equity


                                                                              UNREALIZED
                                                               RETAINED      GAIN/(LOSS)
                                    COMMON      UNEARNED       EARNINGS               ON
                                     STOCK  COMPENSATION        DEFICIT      INVESTMENTS          TOTAL
                               -------------------------------------------------------------------------
Balance on December 31, 1995   $18,324,671   $        -     $ (2,819,104)    $    199,438    $15,705,005

Issuance of stock (26,112
shares)                            320,705            -                -                -        320,705

Net income                               -            -           77,584                -         77,584

Unrealized loss on
investments                              -            -                -         (103,990)      (103,990)
                               -------------------------------------------------------------------------
Balance at December 31, 1996    18,645,376            -       (2,741,520)          95,448     15,999,304

Issuance of stock (79,658
shares)                          1,015,757     (849,465)               -                -        166,292

Compensation earned                      -      149,523                -                -        149,523

Net income                               -            -        1,174,128                -      1,174,128

Unrealized loss on
investments                              -            -               -           (95,000)       (95,000)
                               -------------------------------------------------------------------------

Balance at December 31, 1997   $19,661,133   $ (699,942)    $ (1,567,392)    $        448    $17,394,247
                               =========================================================================


See accompanying notes

                      The National Bank of Indianapolis
                                 Corporation

                    Consolidated Statements of Cash Flows

                                                                          YEARS ENDED DECEMBER 31
                                                                               1997               1996
                                                                     ---------------------------------
OPERATING ACTIVITIES
Net income                                                           $    1,174,128     $       77,584
Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for loan losses                                               624,000            420,000
    Depreciation and amortization                                           513,197            545,583
    Net accretion of investments                                           (436,467)          (169,586)
    Increase (decrease) in:
      Interest receivable                                                  (488,251)          (597,917)
      Other assets                                                         (117,241)           432,802
       Increase (decrease) in:
          Other liabilities                                                 109,603           (290,378)
                                                                     ---------------------------------
Net cash provided by operating activities                                 1,378,969            418,088

INVESTING ACTIVITIES
Net change in federal funds sold                                          5,250,000         (8,125,000)
(Gain) on sale of investment securities available for sale                        -            (22,950)
Proceeds from maturities of investment securities held to maturity        5,130,350          3,963,343
Proceeds from maturities of investment securities available for sale     50,497,348         23,051,634
Proceeds from sales of investment securities available for sale                   -           3,004,844
Purchases of investment securities held to maturity                      (8,571,759)        (3,931,421)
Purchases of investment securities available for sale                   (62,040,168)       (38,617,646)
Net increase in loans                                                   (35,090,195)       (52,342,676)
Purchases of premises and equipment                                        (644,987)          (634,593)
                                                                     ---------------------------------
Net cash used by investing activities                                   (45,469,411)       (73,654,465)

FINANCING ACTIVITIES
Net increase in deposits                                                 33,085,577         71,839,381
Increase in security repurchase agreements                                7,358,206          6,020,468
Increase in FHLB borrowings                                                       -          2,000,000
Proceeds from issuance of stock                                             315,815            320,705
                                                                     ---------------------------------
Net cash provided by financing activities                                40,759,598         80,180,554

Increase (decrease) in cash and cash equivalents                         (3,330,844)         6,944,177
Cash and cash equivalents at beginning of year                           14,776,994          7,832,817
                                                                     ---------------------------------
Cash and cash equivalents at end of year                              $  11,446,150     $   14,776,994
                                                                     =================================

Interest paid                                                         $   8,932,800     $    6,139,346
                                                                     =================================

See accompanying notes.

                      The National Bank of Indianapolis
                                 Corporation

                  Notes to Consolidated Financial Statements

                              December 31, 1997

1.   ORGANIZATION AND ACCOUNTING POLICIES

ORGANIZATION

The National Bank of Indianapolis Corporation (the Corporation) was incorporated in the State of Indiana on January 29, 1993. The Corporation subsequently formed a de novo national bank, The National Bank of Indianapolis (the Bank). The Bank is a wholly owned subsidiary and commenced operations in December, 1993. The Corporation and the Bank engage in a wide range of commercial, personal banking and trust activities primarily in Central Indiana.

The consolidated financial statements include the accounts of the Corporation and the Bank with intercompany balances and transactions eliminated.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash and interest-bearing deposits. Interest-bearing deposits are available on demand.

INVESTMENT SECURITIES

Investments in debt securities are classified as held-to-maturity or available-for-sale. Management determines the appropriate classification of the securities at the time of purchase and reevaluates such designation as of each balance sheet date.

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

                The National Bank of Indianapolis Corporation

1. ORGANIZATION AND ACCOUNTING POLICIES (CONTINUED)

The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization is included in interest income from investments and is computed using a method which approximates the level-yield method. Interest and dividends are included in interest income from investments. Realized gains and losses, and declines in value judged to be other-than-temporary are included in net securities gains (losses). The cost of securities sold is based on the specific identification method.

LOANS

Interest income on commercial, mortgage and certain installment loans is accrued on the principal amount of such loans outstanding. Loans are placed on nonaccrual status when significant doubt exists as to the collectibility of principal or interest.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses related to loans that are identified as impaired is based on discounted cash flows using the loan's initial effective interest rate, or the fair value of the collateral for certain collateral dependent loans. The Corporation collectively evaluates consumer loans and loans secured by real estate for impairment as homogeneous loan groups.

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

STOCK BASED COMPENSATION

The Corporation grants stock options for a fixed number of shares to directors and employees with an exercise price which approximates the fair value of shares at the date of grant. Expense for director and employee compensation under stock option plans is based on Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25), with expense reported only if options are granted below market price at grant date. Pro forma disclosures of net income and earnings per share are provided as if the fair value method of Financial Accounting Standard No. 123 were used for stock-based compensation.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment concerning several factors, especially in the absence of broad markets for particular items.

                The National Bank of Indianapolis Corporation

1. ORGANIZATION AND ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for 1996 have been restated to conform to the Statement 128 requirements.

RECLASSIFICATIONS

Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

The Corporation is required to maintain average reserve balances with the Federal Reserve Bank or as cash on hand or on deposit with a correspondent bank. The required amount of reserve was approximately $1,081,000 and $633,000 at December 31, 1997 and 1996, respectively.

                The National Bank of Indianapolis Corporation

3. INVESTMENT SECURITIES

The following is a summary of available-for-sale securities and held-to-maturity securities:

                                                        AVAILABLE-FOR-SALE SECURITIES
                                      ----------------------------------------------------------------
                                                                GROSS           GROSS        ESTIMATED
                                           AMORTIZED       UNREALIZED      UNREALIZED             FAIR
                                                COST             GAIN            LOSS            VALUE
                                      ----------------------------------------------------------------
DECEMBER 31, 1997
U.S. Treasury securities              $    3,470,956    $      23,424   $          -       $ 3,494,380
U.S. Government agencies                  28,120,198            4,369        (25,832)       28,098,734
Collateralized mortgage obligations        6,404,920            2,833         (8,133)        6,399,620
Asset-backed securities                    2,850,000            3,787              -         2,853,788
                                      ----------------------------------------------------------------
                                      $   40,846,074    $      34,413   $    (33,965)      $40,846,522
                                      ================================================================
DECEMBER 31, 1996
U.S. Treasury securities              $    4,423,366    $      55,919   $          -       $ 4,479,285
U.S. Government agencies                  14,643,182           21,493         (4,507)       14,660,168
Collateralized mortgage obligations        6,969,805           17,167              -         6,986,972
Asset-backed securities                    2,850,000            5,376              -         2,855,376
                                      ----------------------------------------------------------------
                                      $   28,886,353    $      99,955   $     (4,507)      $28,981,801
                                      ================================================================


                                                         HELD-TO-MATURITY SECURITIES
                                      ----------------------------------------------------------------
                                                               GROSS            GROSS        ESTIMATED
                                          AMORTIZED       UNREALIZED       UNREALIZED             FAIR
                                               COST             GAIN             LOSS            VALUE
                                      ----------------------------------------------------------------
DECEMBER 31, 1997
Collateralized mortgage obligations   $  12,198,686    $     155,089    $     (1,287)      $12,352,488
Other securities                            100,000            3,834               -           103,834
                                      ----------------------------------------------------------------
                                      $  12,298,686    $     158,923    $     (1,287)      $12,456,322
                                      ================================================================

DECEMBER 31, 1996
Collateralized mortgage obligations   $   9,042,711    $      68,185    $       (809)      $ 9,110,087
Other securities                             75,000            1,583               -            76,583
                                      ----------------------------------------------------------------
                                      $   9,117,711    $      69,768    $       (809)      $ 9,186,670
                                      ================================================================

                The National Bank of Indianapolis Corporation

3. INVESTMENT SECURITIES (CONTINUED)

Sales of available-for-sale securities during 1996 resulted in gross realized gains of $22,950. There were no sales of securities in 1997.

Investment securities with a carrying value of approximately $22,110,000 and $13,943,296 at December 31, 1997 and 1996, respectively were pledged as collateral for bankruptcy accounts to the U.S. Department of Justice, Treasury Tax and Loan, and securities sold under agreements to repurchase.

The amortized cost and estimated fair value of debt and marketable equity securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                                    ESTIMATED
                                                     AMORTIZED            FAIR
                                                          COST           VALUE
                                                 -----------------------------
    AVAILABLE-FOR-SALE
    Due in one year or less                      $  27,606,277   $  27,595,574
    Due after one year through five years           13,239,797      13,250,948
                                                 -----------------------------
                                                 $  40,846,074   $  40,846,522
                                                 =============================
    HELD-TO-MATURITY
    Due after five years through ten years       $     100,000   $     103,834
    Collateralized mortgage obligations             12,198,686      12,352,488
                                                 -----------------------------
                                                 $  12,298,686   $  12,456,322
                                                 =============================

4. LOANS AND LOAN COMMITMENTS

Loans consist of the following at December 31:

                                                          1997           1996
                                                 ----------------------------
    Loans secured by real estate                 $  80,823,913   $ 69,266,404
    Commercial and industrial loans                 58,248,447     42,913,291
    Loans to individuals for household, family,
       and other consumer expenditures              18,832,648     10,651,878
                                                 ----------------------------
     Total loans                                 $ 157,905,008   $122,831,573
                                                 ============================

                The National Bank of Indianapolis Corporation

4. LOANS AND LOAN COMMITMENTS (CONTINUED)

In the normal course of business, the Corporation has outstanding letters of credit and loan commitments to meet the financing needs of its customers. At December 31, 1997 and 1996, unused loan commitments totaled approximately $70,926,833 and $49,596,508, respectively. Since some of these commitments are expected to expire without being drawn upon, the outstanding amounts do not necessarily represent future cash requirements.

Activity in the allowance for loan losses was as follows:

                                                      1997             1996
                                                ---------------------------
     Beginning balance                          $1,355,800      $   985,000
     Loans charged off (net)                       (16,760)         (49,200)
     Provision for loan losses                     624,000          420,000
                                                ---------------------------
     Ending balance                             $1,963,040       $1,355,800
                                                ===========================

Two loans were considered to be impaired at December 31, 1997 with a combined balance of $74,000. The average balance of impaired loans during the year was immaterial.

Loans are entirely to borrowers in the Central Indiana area.

5. PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

                                                       1997            1996
                                                ---------------------------
     Land and improvements                      $ 1,789,444     $ 1,422,453
     Building and improvements                      660,639         660,639
     Construction in progress                        62,758               -
     Leasehold improvements                         674,324         605,371
     Furniture and equipment                      2,099,665       1,953,380
                                                ---------------------------
                                                  5,286,830       4,641,843
     Less accumulated depreciation
       and amortization                          (1,578,923)     (1,065,726)
                                                ---------------------------
                                                $ 3,707,907     $ 3,576,117
                                                ===========================

                The National Bank of Indianapolis Corporation

5. PREMISES AND EQUIPMENT (CONTINUED)

The Corporation occupies office space in a downtown office building pursuant to three operating leases; two of which expire in 2001 and one which expires in 2003. These leases are noncancelable, except under certain circumstances for which penalties may be imposed. The lease which expires in 2003 may be renewed for two successive five-year periods. On February 13, 1996 the Corporation executed a fourth noncancelable operating lease, amended in 1997 to expire in 2002 for office space at the Chamber of Commerce building. This lease may be renewed for one additional term of five years. On September 15, 1997, the Corporation executed a fifth noncancelable operating lease which expires in 2004 for the office space at 4930 North Pennsylvania Street. This lease may be renewed for two successive five-year periods.

Rent expense under these leases was $246,996 and $239,070 for 1997 and 1996, respectively. Remaining minimum rental commitments for these leases at December 31, 1997 total approximately $333,000 for 1998, $393,000 for 1999;
$395,000 for 2000; $308,000 for 2001; $113,000 for 2002; and aggregate approximately $91,000 for all years thereafter. They also require payment of a proportionate share of insurance, real estate taxes and certain other operating expenses of the building in which the space is leased.

6. DEPOSITS

At December 31, 1997 the stated maturities of time deposits are as follows:

                                                                               GREATER
                                                            LESS THAN             THAN
                                                             $100,000         $100,000
                                                         -----------------------------
Mature in three months or less                           $  7,666,707      $12,697,907
Mature after three months through six months                9,664,171        5,135,631
Mature after six months through twelve months              13,199,053        5,805,285
Mature in 1999                                             15,083,803        7,216,988
Mature in 2000                                              5,111,751        1,311,788
Thereafter                                                  2,870,606        1,217,145
                                                         -----------------------------
                                                          $53,596,091      $33,384,744
                                                         =============================

                The National Bank of Indianapolis Corporation

7. OTHER BORROWINGS

Security repurchase agreements are short-term borrowings that generally mature within one to three days from the transaction date. At December 31, 1997 and 1996 the weighted average interest rate on these borrowings was 5.05% and 4.81%, respectively. The FHLB advance has a fixed interest rate of 6.4% and requires monthly interest payments. The maturity date for this advance is August 1, 2001 at which time the principal is due. The advance is secured by a pledge covering certain of the Corporation's mortgage loans and investment securities.

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

                The National Bank of Indianapolis Corporation

8. STOCK OPTION AND EMPLOYEE BENEFIT PROGRAMS (CONTINUED)

Shares subject to outstanding options are summarized as follows:

                                                            DECEMBER 31
                                                  1997                       1996
                                          ------------------------------------------------
                                                      WEIGHTED-                  WEIGHTED-
                                                        AVERAGE                    AVERAGE
                                                       EXERCISE                   EXERCISE
                                           OPTIONS        PRICE       OPTIONS        PRICE
                                          ------------------------------------------------
Options outstanding at
  beginning of year                       131,500        $10.29       116,500       $10.00
New options granted                        47,500        $12.93        15,000       $12.50
Options exercised                          (1,800)       $10.00             -            -
Options forfeited                          (1,800)       $10.00             -            -
                                          -------                     -------
Options outstanding at end of year        175,400        $11.01       131,500       $10.29
                                          =======                     =======
Exercisable at year end                   128,600        $10.70        97,900       $10.38
Weighted-average fair value of
  options granted during the year                       $  5.64                    $  5.86


As of December 31, 1997, total shares which may be purchased under the plans is 175,400 with option prices ranging from $10.00 to $13.00. The weighted-average remaining contractual life of those options is 7.4 years.

The Board of Directors also approved a restricted stock plan in 1993. Shares reserved by the Corporation for the restricted stock plan include 50,000 shares in 1993 and an additional 20,000 shares during 1996. In 1994, the Corporation issued 48,000 shares under this plan to employees subject to the terms and conditions of the restricted plan. These restricted shares were originally issued with a requirement that they would not vest unless a defined net income level was achieved, and to the extent the restricted shares issued were not vested by 2001, they would expire. During 1997, the restriction on these shares was modified, eliminating the defined net income threshold and specifying a vesting schedule of 50% as of July 1, 1998, and 25% as of July 1, 1999 and 2000. As a result of the

                The National Bank of Indianapolis Corporation

8. STOCK OPTION AND EMPLOYEE BENEFIT PROGRAMS (CONTINUED)

1997 modification, the Corporation recorded the stock issuance in shareholders' equity with an offsetting contra-equity account, unearned compensation, equal to the fair market value of the shares at the date of the modification of $611,000. The unearned compensation is being amortized over the vesting period and the amortization is included in salaries and wages expense.

In 1997 the Corporation issued 19,000 shares pursuant to the 1993 restricted stock plan. These shares vest 20% per year beginning with the first vesting date of January 1, 1998 and will be fully vested on January 1, 2002. The Corporation recorded the stock issuance in shareholders' equity with an offsetting contra-equity account, unearned compensation, in the amount of $238,465. The unearned compensation is being amortized over the vesting period.

In consideration of their efforts in organizing the Corporation and the Bank, two officers/directors of the Corporation were issued warrants on October 18, 1993 to purchase an additional 345,500 common shares. The warrants became exercisable, subject to certain regulatory conditions and restrictions, on October 18, 1994 and will remain exercisable for a period of ten years thereafter at a purchase price of $10 per share. During 1995, the Corporation issued warrants to purchase an additional 76,875 common shares at a purchase price of $12.50 to one officer/director. The 1995 warrants expire on July 20, 2005.

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

Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Corporation has accounted for its stock options, restricted stock and warrants granted under the fair value method of that Statement. The fair value for the options and warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average

                The National Bank of Indianapolis Corporation

8. STOCK OPTION AND EMPLOYEE BENEFIT PROGRAMS (CONTINUED)

assumptions: risk free interest rates of 6.56% and 5.89%; a dividend yield of 0%; volatility factor of the expected market price of the Corporation's common stock of .001; and an expected life of the options of 10 years. The fair value for the restricted stock issued in 1994 was estimated to equal the fair value of unrestricted stock and be restricted for a weighted average of six years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Corporation's director and employee stock options, restricted stock and warrants have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its director and employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over their vesting periods. Also, for purposes of pro forma disclosure, the estimated fair value of restricted stock issued in 1994 is amortized to expense through June 30, 1997, when compensation was recorded for these shares as a result of modifications of the restrictions. The Corporation's pro forma information follows:

                                                     1997        1996
                                                  ---------------------
         Pro forma net income (loss)              $1,018,497   $(70,436)
         Pro forma earnings per share:
            Basic                                 $      .56   $   (.04)
            Diluted                               $      .53   $   (.04)

Effective January 1, 1994, the Corporation adopted a trusteed 401(k) retirement savings plan covering substantially all employees and encouraging employee contributions. Employer contributions include Board of Director discretionary contributions and the matching of a portion of employee contributions. The Corporation expensed approximately $39,000 and $33,000 for employer contributions to the plan during 1997 and 1996, respectively.

                The National Bank of Indianapolis Corporation

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

The Federal Reserve Board has established standards for measuring capital adequacy based on "risk-weighting" assets according to potential credit risk and classifying capital into two tiers. At December 31, 1997, the Corporation's Tier 1 capital, consisting of shareholders' equity, was $17,393,799. Tier 2 capital, which consists of the allowance for loan losses, amounted to $1,963,040. Total qualifying capital, combining Tier 1 and Tier 2 capital, therefore, amounted to $19,356,839 and risk-weighted assets (including off- balance sheet exposures) totaled $161,968,250 against which Tier 1 and Tier 1 plus Tier 2 capital are compared to determine risk-based capital ratios. The capital adequacy standards also require a minimum leverage ratio which represents the ratio of total qualifying capital to total adjusted assets.

As shown in the following table, the Corporation's regulatory capital ratios are above minimum levels as of December 31, 1997 and 1996.

                                                             MINIMUM
                                            ACTUAL      REQUIREMENTS
                                         ---------------------------
      AS OF DECEMBER 31, 1997
      Tier 1 risk-based capital ratio        10.8%              4.0%
      Total risk-based capital ratio         12.1%              8.0%
      Leverage ratio                          7.3%              4.0%

      AS OF DECEMBER 31, 1996
      Tier 1 risk-based capital ratio        12.7%              4.0%
      Total risk-based capital ratio         13.7%              8.0%
      Leverage ratio                         8.4%               4.0%

                The National Bank of Indianapolis Corporation

10. RELATED PARTIES

Certain directors and principal shareholders of the Corporation, including their families and companies in which they are principal owners, were loan customers of and had other transactions with the Corporation or its subsidiary in the ordinary course of business during 1997. The aggregate dollar amount of these loans was approximately $2,590,841 and $1,704,590 on December 31, 1997 and 1996, respectively. All of the loans made were on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with unrelated parties. The amounts do not include loans made in the ordinary course of business to companies in which officers or directors of the Corporation are either officers or directors, but are not principal owners, of such companies.

During 1997, new loans to these parties amounted to $1,100,725 and repayments amounted to $214,477.

A director of the Corporation has a minority ownership interest in one of the leased premises. The Corporation received a report from an independent property consultant at the inception of the lease that the rent and other terms appeared to be customary and fair.

11. INCOME TAXES

The Corporation applies a federal income tax rate of 34% and a state tax rate of 8.5% in the computation of tax expense or benefit. The provision for income taxes consisted of the following:

                                                          1997         1996
                                                     ----------------------
      Current tax expense                            $ 808,000    $ 232,000
      Net operating loss carryforward benefit         (409,000)    (232,000)
      Deferred tax benefit                            (295,000)    (260,000)
      Increase (reduce) valuation allowance for
        deferred tax assets                           (104,000)     260,000
                                                     ----------------------
                                                     $       -    $       -
                                                     ======================

                The National Bank of Indianapolis Corporation

11. INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are recognized for the estimated tax effects attributable to deductible temporary differences and operating loss carryforwards, net of any valuation allowances for amounts which may not be realized by the Corporation. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to part of the Corporation's deductible temporary differences.

The components of the Corporation's net deferred tax assets in the consolidated statement of condition as of December 31 are as follows:

                                                            1997         1996
                                                       ----------------------
     Deferred tax assets:
       Tax operating loss carryforwards:
          Federal                                      $       -   $  320,923
          State                                                -       87,684
                                                       ----------------------
                                                               -      408,607
       Allowance for loan losses                         785,200      542,320
       Other                                             162,725      110,467
                                                       ----------------------
          Total deferred tax assets                      947,925    1,061,394
       Valuation allowance for deferred tax assets      (553,567)  (1,061,394)
                                                       ----------------------
          Net deferred tax assets                      $ 394,358   $        -
                                                       ======================


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

                The National Bank of Indianapolis Corporation

12. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

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

                The National Bank of Indianapolis Corporation

12. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The estimated fair values of the Corporation's financial instruments at December 31 are as follows:

                                                 1997                              1996
                                      ----------------------------------------------------------------
                                           CARRYING             FAIR         CARRYING             FAIR
                                             AMOUNT            VALUE           AMOUNT            VALUE
                                      ----------------------------------------------------------------
ASSETS
Cash and due from banks               $  11,446,150    $  11,446,150    $  14,776,944    $  14,776,994
Federal funds sold                       15,425,000       15,425,000       20,675,000       20,675,000
Investment securities available-
  for-sale                               40,846,522       40,846,522       28,981,801       28,981,801
Investment securities held-to-
  maturity                               13,466,686       13,624,322       10,005,711       10,074,670
Net loans                               155,941,967      157,017,483      121,475,773      121,964,142

LIABILITIES
Deposits                                203,233,639      203,384,691      170,148,062      170,503,668
Short-term borrowings                    21,341,555       21,341,555       13,983,349       13,983,349

OFF-BALANCE-SHEET INSTRUMENTS
Loan commitments                                  -          316,042                -          208,317
Standby and commercial letters of
credit                                            -           44,582                -           28,240

                The National Bank of Indianapolis Corporation

13. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                      1997             1996
                                                                ---------------------------
Net income                                                      $1,174,128          $77,584
                                                                ===========================


Weighted average shares for basic earnings per share             1,830,600        1,820,032

 Effect of dilutive securities:
   Employee stock options                                           15,077           13,548
   Restricted Stock                                                 39,300           27,900
   Warrants                                                         46,589           41,460
                                                                ---------------------------
                                                                   100,966           82,908
                                                                ---------------------------

Shares for diluted earnings per share - weighted
   average shares and assumed conversions                        1,931,566        1,902,940
                                                                ===========================

Basic earnings per share                                             $0.64            $0.04
                                                                ===========================


Diluted earnings per share                                           $0.61            $0.04
                                                                ===========================

                The National Bank of Indianapolis Corporation

14. PARENT COMPANY FINANCIAL STATEMENTS

The condensed financial statements of the Corporation, prepared on a parent company unconsolidated basis, are presented as follows:

BALANCE SHEET
                                                                                    DECEMBER 31
                                                                                 1997              1996
                                                                       --------------------------------
    ASSETS
    Cash                                                               $      246,264     $   1,056,481
    Investment in The National Bank of Indianapolis                        17,171,214        14,965,631
                                                                       --------------------------------
    Total assets                                                       $   17,417,478     $  16,022,112
                                                                       ================================

    LIABILITIES AND SHAREHOLDERS' EQUITY
    Accrued expenses                                                   $       23,231     $      22,808
                                                                       --------------------------------
    Total liabilities                                                          23,231            22,808

    Shareholders' equity                                                   17,394,247        15,999,304
                                                                       --------------------------------
    Total liabilities and shareholders' equity                         $   17,417,478     $  16,022,112
                                                                       ================================

STATEMENTS OF INCOME

                                                                             YEAR ENDED DECEMBER 31
                                                                                 1997               1996
                                                                       --------------------------------

    Interest income                                                    $       51,905     $       45,026

    Expenses:
      Unearned compensation amortization                                      149,523                  -
      Other expenses                                                           28,837             38,558
                                                                       --------------------------------
    Total expenses                                                            178,360             38,558
                                                                       --------------------------------

    Net income (loss) before equity in undistributed net income
      of The National Bank of Indianapolis                                  (126,455)              6,468

    Equity in undistributed net income of The National Bank of
      Indianapolis                                                         1,300,583              71,116
                                                                       --------------------------------
    Net income                                                         $   1,174,128      $       77,584
                                                                       ================================

                The National Bank of Indianapolis Corporation

14. PARENT FINANCIAL STATEMENTS (CONTINUED)

STATEMENTS OF CASH FLOWS


                                                                            YEARS ENDED DECEMBER 31
                                                                                 1997             1996
OPERATING ACTIVITIES                                                      ----------------------------
Net income                                                                $ 1,174,128     $     77,584
Adjustments to reconcile net income to net cash provided by
  operating activities:
Undistributed income of The National Bank of Indianapolis                  (1,300,583)         (71,116)
    Unearned compensation amortization                                        149,523                -
    Increase (decrease) in liabilities                                            423         (28,234)
                                                                          ----------------------------
Net cash provided by operating activities                                      23,491         (21,766)


INVESTING ACTIVITIES
Capital contribution to The National Bank of Indianapolis                 (1,000,000)                -
                                                                          ----------------------------
Net cash used by investing activities                                     (1,000,000)                -

FINANCING ACTIVITIES
Proceeds from issuance of stock                                               166,292          320,705
                                                                          ----------------------------
Net cash provided by financing activities                                     166,292          320,705
                                                                          ----------------------------

Increase (decrease) in cash and cash equivalents                            (810,217)          298,939

Cash and cash equivalents at beginning of year                              1,056,481          757,542
                                                                          ----------------------------
Cash and cash equivalents at end of year                                 $    246,264       $1,056,481
                                                                          ============================

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         ---------------------------------------------------------------

         Not applicable.



PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.
         -------------------------------------------------------------

         The following sets forth information as to each director and each executive officer of the Corporation and the Bank as of December 31, 1997, including their ages, present principal occupations, other business experience during the last five years and directorships in other publicly held companies. Each individual's service with the Corporation and the Bank began at the formation of the Corporation in 1993, unless otherwise noted. In addition, all current directors of the Corporation are also current directors of the Bank. Certain family relationships exist among the directors of the Corporation. Michael S. Maurer and Morris L. Maurer are cousins. There are no arrangements or understandings between any of the directors pursuant to which any of them have been selected for their respective positions.

         MICHAEL S. MAURER - Age 55, Term Expires 1998. Mr. Maurer, the chairman of the board of the Corporation and the Bank, was self-employed as an attorney from 1969 through 1988. In 1987 Mr. Maurer became chief executive officer and fifty percent owner of MYSTAR Corp., a broadcasting company which owns Indianapolis radio stations WTPI, WZPL-FM and WMyS-AM. In 1990 Mr. Maurer became chief executive officer and fifty percent owner of IBJ Corp., a publishing company which owns The Indianapolis Business Journal, The Court and
Commercial Record, and the Indiana Lawyer.   From April 1991 through December
1992, Mr. Maurer served as a director and member of the Executive Committee of Merchants National Bank/National City Bank, Indianapolis, Indiana. Mr. Maurer is currently a director of IPALCO Enterprises, Inc. and Indianapolis Power and Light Company.

         MORRIS L. MAURER - Age 46, Term Expires 1999. Mr. Maurer is the president, chief executive officer and a director of the Corporation and the Bank. He was employed by Indiana National Bank/INB Financial Corporation from 1975 through 1992. In Mr. Maurer's capacity as senior vice president, he was responsible for corporate-wide strategic planning, venture capital, chairman of corporate and lead bank ALCO committees, mergers and acquisitions, and economic research. As chief financial officer, Mr. Maurer was responsible for general accounting, controller, investment, funds desk, security sales and brokerage functions. In addition, Mr. Maurer was a member of the executive management committee, and chairman of the state-wide bank integration committee.

         PHILIP B. ROBY - Age 54, Term Expires 2000. Mr. Roby is the executive vice president, chief operating officer and a director of the Corporation and the Bank and is also the chief lending officer of the Bank.
He began his career at Indiana National Bank in 1965 in its Management Training Program. During the years between 1967 to 1973, Mr. Roby worked as a Commercial Lending Officer and Correspondent Banking Officer at Indiana National Bank. In 1973, he was named manager of the Commercial Credit Department with responsibility for the Commercial Credit Training Program in Commercial Loan Analysis. In 1975, he became president of two real estate subsidiaries of the parent holding company, Indiana National Financial Corporation.

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

         JAMES M. CORNELIUS - Age 54, Term Expires 1998. Mr. Cornelius, a director, is chairman of the board of directors of Guidant Corporation, a global medical device company traded on the New York and Pacific Stock Exchanges. He was elected to this position in September 1994 and joined Guidant full time following his retirement from Eli Lilly and Company in October 1995. He served as vice president of finance and chief financial officer at Lilly from January 1983 until his retirement and served on its Board and Executive Committee from December 1986. Mr. Cornelius serves on the Board of Directors for American United Life Insurance Company and Lilly Industries, Inc. He served as a director of Indiana National Bank from 1982 through 1992.

         TODD H. STUART - Age 32, Term Expires 1999. Mr. Stuart, a director, has been employed by Stuart's Household Furniture Moving & Storage, Inc., a household and commercial moving, packing and warehousing business since 1983. As vice president of the company, Mr. Stuart's responsibilities include sales, daily operations and supervision of more than 40 employees. Mr. Stuart is also a director of Bankers Life Holding Corporation, Chicago, Illinois.

         G. BENJAMIN LANTZ -  Age 61, Term Expires 1998.   Dr. Lantz, a
director, has been employed as president of the University of Indianapolis from 1988 through the present. He served approximately 18 years in the administration of various colleges before he became vice president, administration and development at NESCO, Inc., a privately held manufacturing, real estate and engineering company located in Mayfield Heights, Ohio. Dr. Lantz's responsibilities included supervision of legal counsel and corporate recruitment. Dr. Lantz was also involved in acquisitions and divestitures and locating, analyzing and negotiating and conducting due diligence activities for the purchase of companies. Dr. Lantz also monitored corporate activities for four companies.

         ANDRE B. LACY - Age 58, Term Expires 1999. Mr. Lacy, a director, began his career in 1961 with the predecessor of Lacy Diversified Industries, Inc. as an analyst. Mr. Lacy held various positions with the company before becoming chairman and chief executive officer of LDI, Ltd. (Limited Partnership) and its subsidiaries. Its various entities include: Lacy Diversified Industries; Jessup Door Company; Major Video Concepts; Tucker-Rocky Distributing; and Answer Products, Inc.

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

         DAVID R. FRICK - Age 53, Term Expires 2000. Mr. Frick, a director, is the executive vice president and chief administrative officer of Anthem,
Inc. (an insurance and financial services company).   He served as managing
partner of Baker & Daniels, one of Indiana's largest law firms, from 1987 through 1992. Mr. Frick was engaged in the private practice of law from 1969 to 1976, when he became Corporation Counsel and Deputy Mayor of the City of Indianapolis. Mr. Frick returned to the private practice of law in 1982 in Indianapolis. Mr. Frick is also a director of Broadcasting Management, Inc., Accordia Mid-Atlantic, All-Med, Inc., and Anthem Companies, Inc.

         KATHRYN G. BETLEY - Age 55, Term Expires 2000. Ms. Betley, a director, has been chairman of the board, secretary and co-owner of Romancing the Seasons, a retail store located in Indianapolis, from 1989 through the present. Ms. Betley is an extremely active community volunteer in the Indianapolis area and is involved with and serves on the boards of many civic organizations.

         WILLIAM J. LOVEDAY - Age 54, Term Expires 1998. Mr. Loveday, a director, is currently the president and chief executive officer of Clarian Health Partners, Inc. Mr. Loveday has served in that capacity from 1988 through the present. Mr. Loveday is also a director of Indianapolis Life Insurance Company. From 1983 to 1988, Mr. Loveday was executive vice president and chief operating officer of Memorial Medical Center of Long Beach, California.

         DEBRA L. ROSS - Age 36.   Ms. Ross is the chief financial officer of
the Corporation and Bank. She was employed as a staff accountant at KPMG-Peat Marwick from 1987 to 1989. From 1989 to 1993, Ms. Ross was employed by Summit Bank as assistant vice president and assistant controller, where she was responsible for developing and administering accounting policies and procedures, regulatory reporting, financial analysis, budgeting and directing and supervising the activities of the accounting and cash management departments.

ITEM 10.  EXECUTIVE COMPENSATION.
---------------------------------

Compensation Committee
----------------------

Decisions on compensation of the Corporation s executives are made by the Compensation Committee of the Board, which also serves as the Compensation Committee of the Bank. Each member of the Compensation Committee is a non-employee director. All decisions of the Compensation Committee relating to the compensation of the Corporation and the Bank's executive officers are reviewed by the full Board.

Compensation of Directors
-------------------------

Directors of neither the Corporation nor the Bank have ever received fees for serving in such capacities. In June 1996 the Board of Directors adopted a resolution providing that Directors be compensated with stock options each year having a net present value between approximately $17,500 to $20,000 until such time as the Directors are compensated with cash compensation. In 1997, Messrs. Cornelius, Frick, Lacy, Lantz, Loveday and Stuart and Ms. Betley were each granted options for 2,500 shares, exercisable at $13.00 per share, during a ten year period.

Compensation Policies Toward Executive Officers
-----------------------------------------------

The Compensation Committee s executive compensation policies are designed to provide competitive levels of compensation to the executive officers and to reward officers for individual performance and for performance of the Corporation as a whole. Although there are established goals and standards relating to performance of the Corporation, these goals and standards have not been established solely for utilization in setting compensation of individual employees. The Compensation Committee does, however, consider the Corporation and the Bank's performance compared to the Annual Plan and compared to certain established non-financial goals in setting compensation levels.

Base Salary
-----------

Each executive officer is reviewed individually by the Compensation Committee, which review includes an analysis of the performance of the Corporation and the Bank. In addition, the review includes, among other things, an analysis of the individual s performance during the past fiscal year, focusing primarily upon the following aspects of the individual s job or characteristics of the individual exhibited during the most recent fiscal year: quality and quantity of work; supervisory skills; dependability; initiative; attendance; overall skill level; and overall value to the Corporation.

Bonus Amounts
-------------

During 1997, the Board of Directors approved a bonus plan ("Bonus Plan") for all employees of the Bank applicable only to 1997. Under the terms of the Bonus Plan, all employees were entitled to receive a bonus of up to 10% of their salary depending upon the amount, if any, by which the Bank exceeded its budget. Mr. Maurer received a bonus of $9,797 and Mr. Roby a bonus of $8,817 payable in 1998.

Other Compensation Plans
------------------------

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

Summary Compensation Table
--------------------------

The following table sets forth for the fiscal year ending December 31, 1997 the cash compensation paid by the Corporation or the Bank, as well as certain other compensation paid or awarded during those years, to the chief executive officer and any other executive officer whose total annual salary and bonus
equaled or exceeded $100,000.   Michael S. Maurer receives no salary from
either the Corporation or the Bank; however, Mr. Maurer did receive warrants to purchase 76,875 shares at $12.50 per share during 1995. See "Employee Benefit Plans -- Warrants."

                                     ANNUAL COMPENSATION (1)            LONG TERM COMPENSATION
--------------------------------------------------------------------------------------------------------------------
                                                                                        SECURITIES
                                                                  RESTRICTED STOCK      UNDERLYING       ALL OTHER
NAME AND                             SALARY ($)        BONUS          AWARDS ($)       OPTIONS/SARS     COMPENSATION
PRINCIPAL                YEAR           (2)             ($)              (3)                (#)             (4)
POSITION
--------------------------------------------------------------------------------------------------------------------
Morris L. Maurer,        1997         $139,731        $9,797          $28,000               -0-            $3,916
President and
Chief Executive          1996         $125,272        $5,525              $0                -0-            $3,300
Officer
                         1995         $114,615        $30,000             $0                -0-            $2,522
--------------------------------------------------------------------------------------------------------------------
Philip B. Roby,          1997         $125,750        $8,817           $56,000              -0-            $2,876
Executive Vice
President and            1996         $113,243        $4,986              $0                -0-            $2,921
Chief Lending
Officer                  1995         $107,154        $20,000             $0                -0-            $2,357
--------------------------------------------------------------------------------------------------------------------


(1) While executive officers enjoy certain perquisites, such perquisites are less than 5% of such officer s salary and bonus and are not required to be reported.

(2) Effective July 1, 1997 the salary of Morris L. Maurer was increased from $126,000 to $150,000 and the salary of Philip B. Roby was increased from $115,000 to $130,000. Effective July 1, 1996, the salary of Morris L. Maurer was increased from $120,000 to $126,000 and the salary of Philip B. Roby was increased from $110,000 to $115,000.

(3) The 1997 award reported in the table represents awards under the 1993 Restricted Stock Plan of the Corporation. Twenty percent of these shares of restricted stock awarded in 1997 vest on January 1, 1998, with an additional 20% vesting on January 1 of each subsequent year until the shares are fully vested on January 1, 2002. The amounts in the table represent a value of $14.00 per share. This amount represents the value determined by the Board of Directors for purposes of the Corporation's 401(k) Savings Plan to be the "fair market value" of a share of the Corporation's common stock at December 31, 1997, without giving effect to the restrictions on such stock . Because there is not an established trading market for the Common Stock, the assumed price of $14.00 may not reflect the actual price which would be paid for shares of the Common Stock in an active or established trading market and should not necessarily be relied upon when determining the value of a shareholder's investment. Dividends, if declared by the Corporation, would be paid on the restricted shares at the same time and rate as dividends paid to shareholders of unrestricted shares. At December 31, 1997, the total number and value (based on a value of $14.00 per share) of shares of restricted stock held by Messrs. Maurer and Roby were as follows: Mr. Maurer (27,000 shares; $378,000); and Mr. Roby (19,000 shares; $266,000).

4) These amounts represent Corporation contributions under the Corporation's 401(k) savings plan.

Employee Benefit Plans
----------------------

Warrants
--------

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

Stock Plans
-----------

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

Options are exercisable in whole or in part upon such terms and conditions as may be determined by the Compensation Committee, but in no event will any incentive stock options be exercisable later than ten years after the date of grant.

A total of 120,000 shares has been reserved for issuance under the Employee Stock Option Plan, of which 1,800 shares have been forfeited and 1,800 shares have been exercised. Options for 84,000 shares were granted under the Plan in 1994. Morris L. Maurer received options for 35,000 shares and Philip B. Roby received options for 25,000 shares, representing 41.7% and 29.8% of the total options granted under the Plan in 1994. No options were granted under the Plan in 1995. All of the options which were granted in 1994 are exercisable at $10.00 per share. Twenty percent of the options which have been granted vested on December 31, 1994, an additional 20% vested on December 31, 1995, with an additional 20% vesting every December 31 thereafter until the options will be fully vested on December 31, 1998. Options for 30,000 shares were granted under the Plan in 1997 and are exercisable at $12.89 per share. Twenty percent of the options will vest on January 1, 1998 with an additional 20% to vest each January 1 thereafter until the options will be fully vested on January 1, 2002.

The following table shows the number of shares covered by both exercisable and non-exercisable stock options by Messrs. M. L. Maurer and P. B. Roby as of December 31, 1997. Also reported are the values for the "in-the-money" options, which represent the positive spread between the exercise price of any such existing stock options and the year-end assumed price of the Common Stock. For purposes of the following table, the year-end price of the stock was assumed to be $14.00 which is the value determined by the Board of Directors for purposes of the Corporation's 401(k) Savings Plan to be the "fair market value" of a share of the Corporation's common stock at December 31, 1997. Because there is not an established trading market for the Common Stock, the assumed price of $14.00 may not reflect the actual price which would be paid for shares of the Common Stock in an active or established trading market and should not necessarily be relied upon when determining the value of a shareholder's investment.

----------------------------------------------------------------------------
                        NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                   UNDERLYING UNEXERCISED OPTIONS    IN-THE-MONEY OPTIONS
                         AT FISCAL YEAR END           AT FISCAL YEAR END
                                 (#)                         ($)
----------------------------------------------------------------------------
NAME                EXERCISABLE  UNEXERCISABLE    EXERCISABLE  UNEXERCISABLE
----------------------------------------------------------------------------
Morris L. Maurer      28,000         7,000         $112,000       $28,000
----------------------------------------------------------------------------
Philip B. Roby        20,000         5,000          $80,000       $20,000
----------------------------------------------------------------------------


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

The Directors' Plan provides for the grant of nonqualified stock options to acquire shares of the Corporation at a price equal to the greater of $10.00 or the fair market value of the shares on the date of grant. A total of 100,000 shares have been reserved for issuance under the Directors' Plan. There are currently 35,000 shares available for issuance under the Directors' Plan.

The options under this program are exercisable for ten years from the date of grant. In addition, the options will immediately become null and void, without any action required by the Corporation or the Bank, the FDIC, the OCC, or the Federal Reserve if either the Federal Reserve, the FDIC, or the OCC issues a directive or final order to the Corporation or the Bank requiring a contribution of capital. Messrs. Cornelius, Frick, Lacy, Lantz, and Stuart have each received options to acquire a total of 10,000 shares. Ms. Betley
and Mr. Loveday were not appointed as directors until October 1995.   They
have each received options to acquire a total of 2,500 shares. All of these individuals received options for 2,500 shares in 1997 at an exercise price of $13.00 per share. Individuals become eligible to receive grants of options under the Directors' Plan upon their election to a qualifying board of directors, but do not receive additional options because they are a member of more than one such board.

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

The Restricted Stock Plan provides for the issuance of up to 70,000 Shares. The plan expires on May 31, 2006. Grants for 67,000 shares have been made under the Restricted Stock Plan with 1,500 shares being forfeited.

401(k) Savings Plan
-------------------

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

An employee who has an interest in a qualified retirement plan with a former employee may transfer the eligible portion of that benefit into a rollover account in the 401(k) Plan. The participant may request that the trustee invest up to 50% of the fair market value of the participant's rollover contribution (valued as of the effective date of the contribution to the 401(k) Plan) in whole and fractional shares of the common stock of the Corporation.

Benefits under the 401(k) Plan are distributable to participants or their beneficiaries in a single lump sum payment.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

The following table contains information concerning individuals or entities who, to the knowledge of the Corporation, beneficially owned on December 31, 1997, more than 5% of the common stock of the Corporation:

------------------------------------------------------------------------------
 Name of Beneficial Owner        Shares Beneficially Owned    Percent of Class
------------------------------------------------------------------------------
 Michael S. Maurer                      656,250(1)                  28.7%
------------------------------------------------------------------------------
 Eugene and Marilyn Glick                 125,000                    6.6%
------------------------------------------------------------------------------
 Morris L. and Janis Maurer             141,488(2)                   7.2%
------------------------------------------------------------------------------


(1) Includes 384,375 shares which Mr. Maurer may acquire pursuant to stock warrants. See "Employee Benefit Plans -- Warrants."

(2) Includes 28,000 shares which Mr. Maurer has the right to acquire pursuant to the exercise of stock options and 38,000 shares which Mr. Maurer has the right to acquire pursuant to stock warrants, 27,000 shares of restricted stock, and 988 shares in the 401(k) Plan allocated to the account of Mr. Maurer. See "Employee Profit Plans -- 1993 Employees' Stock Option Plan, and -- Warrants."

The following table sets forth as of December 31, 1997 the total number of shares of common stock of the Corporation beneficially owned by each director and executive officer of the Corporation and by all directors and executive officers as a group. The number of shares shown as being beneficially owned by each director and executive officer are those over which he or she has sole or shared voting or investment power.

----------------------------------------------------------------------------
Name  of Beneficial Owner                Number of Shares   Percent of Class
----------------------------------------------------------------------------
Kathryn G. Betley                               6,875 (1)               0.4%
----------------------------------------------------------------------------
James M. Cornelius                             23,500 (2)               1.2%
----------------------------------------------------------------------------
David R. Frick                                 17,250 (2)               0.9%
----------------------------------------------------------------------------
Andre B. Lacy                                  39,000 (2)               2.0%
----------------------------------------------------------------------------
G. Benjamin Lantz, Jr.                         14,750 (2)               0.8%
----------------------------------------------------------------------------
William J. Loveday                              5,400 (1)               0.3%
----------------------------------------------------------------------------
Michael S. Maurer                             656,250 (3)              28.7%
----------------------------------------------------------------------------
Morris L. Maurer                              141,488 (4)               7.2%
----------------------------------------------------------------------------
Philip B. Roby                                 52,404 (5)               2.7%
----------------------------------------------------------------------------
Todd H. Stuart                                 14,125 (2)               0.7%
----------------------------------------------------------------------------
Directors and executive officers as
a group (consisting of 11 individuals)        975,391 (6)              40.0%
----------------------------------------------------------------------------

(1) Includes 5,000 shares which such individual has the right to acquire pursuant to the exercise of options. See "Employee Benefit Plans -- 1993 Directors' Stock Option Plan."

(2) Includes 10,000 shares which such individual has the right to acquire pursuant to the exercise of options. See "Employee Benefit Plans -- 1993 Directors' Stock Option Plan."

(3) Includes 384,375 shares which Mr. Maurer may acquire pursuant to stock warrants. See "Employee Benefit Plans -- Warrants."

(4) Includes 28,000 shares which Mr. Maurer has the right to acquire pursuant to the exercise of stock options, 38,000 shares which Mr. Maurer has the right to acquire pursuant to stock warrants, 27,000 shares of restricted stock, and 988 shares in the 401(k) Plan allocated to the account of Mr. Maurer. See "Employee Profit Plans -- 1993 Employees' Stock Option Plan."

(5) Includes 20,000 shares which Mr. Roby has the right to acquire pursuant to the exercise of stock options, 19,000 shares of restricted stock, and 904 shares in the 401(k) Plan allocated to the
         account of Mr. Roby.   See "Employee Profit Plans -- 1993 Employees'
         Stock Option Plan."

(6) Includes 2,400 shares which Ms. Ross has the right to acquire pursuant to the exercise of stock options, 1,500 shares of restricted stock, and 449 shares in the 401(k) Plan allocated to the account of Ms. Ross. See "Employee Profit Plans -- 1993 Employees' Stock Option Plan."

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

         3b) Bylaws of the Corporation, filed as Exhibit 3(ii) to the Corporation's Form 10-SB are incorporated by reference

         10a) 1993 Key Employees' Stock Option Plan of the Corporation, filed as Exhibit 10(i) to the Corporation's Form 10-SB are incorporated by reference

         10b) 1993 Directors' Stock Option Plan of the Corporation, filed as Exhibit 10(ii) to the Corporation's Form 10-SB are incorporated by reference

         10c)    1993 Restricted Stock Plan of the Corporation, filed as
                 Exhibit 10(iii) to the Corporation's Form 10-SB are incorporated by reference

         21      Subsidiaries of the Corporation

         27      Financial Data Schedule

(b)        Form 8-K was filed during the last quarter of the fiscal year.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) The National Bank of Indianapolis Corporation
             ---------------------------------------------
By (Signature and Title)  /S/                                   March 27, 1998
                          ----------------------------------------------------
                          Morris L. Maurer,                     Date
                          Principal Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By (Signature and Title)  /S/                                   March 27, 1998
                          ----------------------------------------------------
                          Morris L. Maurer,                     Date
                          Principal Executive Officer

By (Signature and Title)  /S/                                   March 27, 1998
                          ----------------------------------------------------
                          Philip B. Roby,                       Date
                          Executive Vice President

By (Signature and Title)  /S/                                   March 27, 1998
                          ----------------------------------------------------
                          Debra L. Ross, Principal Financial    Date
                          and Accounting Officer

By (Signature and Title)  /S/                                   March 27, 1998
                          ----------------------------------------------------
                          Michael S. Maurer,                    Date
                          Chairman of the Board

By (Signature and Title)  /S/                                   March 27, 1998
                          ----------------------------------------------------
                          Kathryn G. Betley, Director           Date

By (Signature and Title)  /S/                                   March 27, 1998
                          ----------------------------------------------------
                          James M. Cornelius, Director          Date

By (Signature and Title)  /S/                                   March 27, 1998
                          ----------------------------------------------------
                          David R. Frick, Director              Date

By (Signature and Title)  /S/                                   March 27, 1998
                          ----------------------------------------------------
                          Andre B. Lacy, Director               Date

By (Signature and Title)  /S/                                   March 27, 1998
                          ----------------------------------------------------
                          William J. Loveday, Director          Date

By (Signature and Title)  /S/                                   March 27, 1998
                          ----------------------------------------------------
                          G. Benjamin Lantz, Director           Date

By (Signature and Title)  /S/                                   March 27, 1998
                          ----------------------------------------------------
                          Todd H. Stuart, Director              Date

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