Form 10QSB
period 1998-03-31
NATIONAL BANK OF INDIANAPOLIS CORP
filed 1998-05-06
CIK 912382

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10Q-SB

(Mark One)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
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

                          Yes  X             No
                              ---               ---
As of March 31, 1998, there were 1,904,833 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one):

                          Yes                No  X
                              ---               ---

                              TABLE OF CONTENTS
                THE NATIONAL BANK OF INDIANAPOLIS CORPORATION

                            Report on Form 10Q-SB
                              for Quarter Ended
                                March 31, 1998


PART I -         FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         Consolidated Balance Sheets - March 31, 1998
             and December 31, 1997  . . . . . . . . . . . . . . . . . . .   1
         Consolidated Statements of Operations - Three months
             ended March 31, 1998 and 1997  . . . . . . . . . . . . . . .   2
         Consolidated Statements of Cash Flows - Three months
             ended March 31, 1998 and 1997  . . . . . . . . . . . . . . .   3
         Notes to Consolidated Financial Statements . . . . . . . . . . .   4

Item 2.  Management's Discussion and Analysis . . . . . . . . . . . . . . 5-8


PART II -        OTHER INFORMATION

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . .   9
Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . . . .   9
Item 3.  Default Upon Senior Securities . . . . . . . . . . . . . . . . .   9
Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . .   9
Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . .   9
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .   9

Signatures        . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

                The National Bank of Indianapolis Corporation

                         Consolidated Balance Sheets

                                                            MARCH 31           DECEMBER 31
                                                              1998                 1997
                                                           (UNAUDITED)            (NOTE)
                                                          ---------------------------------
ASSETS
Cash and due from banks                                   $ 18,418,448         $ 11,446,150
Federal funds sold                                          37,790,000           15,425,000
Investment securities
  Available-for-sale securities                             48,560,017           40,846,522
  Held-to-maturity securities                               11,869,111           12,298,686
                                                          ---------------------------------
Total investment securities                                 60,429,128           53,145,208


Loans                                                      167,010,320          157,905,008
  Less:  Allowance for loan losses                          (2,096,385)          (1,963,040)
                                                          ---------------------------------
Net loans                                                  164,913,935          155,941,968
Premises and equipment                                       3,854,944            3,707,907
Accrued interest                                             1,480,713            1,685,761
Other assets                                                 1,193,012              546,714
                                                          ---------------------------------
Total assets                                              $288,080,180         $243,066,708
                                                          =================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing demand deposits                     $ 36,014,093         $ 33,601,383
  Money market and saving deposits                         108,713,844           82,651,421
  Time deposits over $100,000                               34,193,316           33,384,744
  Other time deposits                                       61,230,575           53,596,091
                                                          ---------------------------------
Total deposits                                             240,151,828          203,233,639
Security repurchase agreements                              26,270,330           19,341,555
FHLB advances                                                2,000,000            2,000,000
Other liabilities                                            1,763,491            1,097,267
                                                          ---------------------------------
Total liabilities                                          270,185,649          225,672,461

Shareholders' equity:
  Common stock, no par value:
    Authorized shares - 1998 and 1997 - 3,000,000
    Issued and outstanding shares; 1998 - 1,904,833;
        1997-1,901,433                                      19,699,078           19,661,133
  Unearned compensation                                       (650,357)            (699,942)
  Retained earnings-deficit                                 (1,233,840)          (1,567,392)
  Accumulated comprehensive income                              79,650                  448
                                                          ---------------------------------
Total shareholders' equity                                  17,894,531           17,394,247
                                                          ---------------------------------
Total liabilities and shareholders' equity                $288,080,180         $243,066,708
                                                          =================================


Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.

                The National Bank of Indianapolis Corporation
                      Consolidated Statements of Income
                                 (Unaudited)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                            1998               1997
                                                        -------------------------------
Interest income:
  Interest and fees on loans                            $  3,333,320       $  2,547,317
  Interest on investment securities                          842,290            662,632
  Interest on federal funds sold                             434,342            205,557
                                                        -------------------------------
Total interest income                                      4,609,952          3,415,506

Interest expense:
  Interest on deposits                                     2,345,141          1,784,853
  Interest on repurchase agreements                          282,540            117,057
  Interest on FHLB advances                                   32,000             32,000
                                                        -------------------------------
Total interest expense                                     2,659,681          1,933,910
                                                        -------------------------------
Net interest income                                        1,950,271          1,481,596

Provision for loan losses                                    156,000            156,000
                                                        -------------------------------
Net interest income after provision for loan losses        1,794,271          1,325,596

Other operating income:
  Trust fees and commissions                                 210,664            158,186
  Service charges and fees on deposit accounts                70,653             55,863
  Net gain on sale of mortgage loans                          19,975                  -
  Other                                                       97,549             42,076
                                                        -------------------------------
Total other operating income                                 398,841            256,125

Other operating expenses:
  Salaries, wages and employee benefits                    1,043,138            760,919
  Net occupancy                                              135,028            124,480
  Furniture and equipment                                    111,753            104,947
  Professional services                                      122,901            106,849
  Data processing                                            104,761             83,243
  Other                                                      341,979            219,055
                                                        -------------------------------
Total other operating expenses                             1,859,560          1,399,499
Interest income:                                        -------------------------------
Net income                                              $    333,552       $    182,228
                                                        ===============================

Basic earnings per share                                $       0.18       $       0.10
                                                        ===============================

Diluted earnings per share                              $       0.17       $       0.10
                                                        ===============================

                The National Bank of Indianapolis Corporation
                    Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31
                                                                     1998               1997
                                                                --------------------------------
OPERATING ACTIVITIES
Net income                                                      $     333,552      $     182,228
Adjustments to reconcile net income to net cash provided
 (used) by operating activities:
   Provision for loan losses                                          156,000            156,000
   Depreciation and amortization                                      126,697            123,837
   Net accretion of investments                                      (159,878)           (63,068)
   (Increase) decrease in:
     Interest receivable                                              205,048            (16,807)
     Other assets
   Increase (decrease) in:                                           (705,170)          (172,736)
     Other liabilities                                                666,224            (60,448)
                                                                --------------------------------
Net cash provided by operating activities                             622,473            149,006

INVESTING ACTIVITIES
Net change in federal funds sold                                  (22,365,000)         4,775,000
Proceeds from maturities of investment securities held to
   maturity                                                         9,101,619          1,479,028
Proceeds from maturities of investment securities
   available for sale                                              21,044,036          8,099,916
Purchases of investment securities held to maturity                (8,266,759)        (2,951,250)
Purchases of investment securities available for sale             (27,696,864)       (20,821,457)
Net increase in loans                                              (9,127,967)        (7,409,013)
Purchases of premises and equipment                                  (273,734)           (35,707)
                                                                --------------------------------
Net cash used by investing activities                             (37,584,669)       (16,863,483)

FINANCING ACTIVITIES
Net increase in deposits                                           36,918,189         12,096,083
Increase (decrease) in security repurchase agreements               6,928,775         (2,423,948)
Proceeds from issuance of stock                                        87,530             18,000
                                                                --------------------------------
Net cash provided by financing activities                          43,934,494          9,690,135
                                                                --------------------------------

Increase (decrease) in cash and cash equivalents                    6,972,298         (7,024,342)

Cash and cash equivalents at beginning of year                     11,446,150         14,776,994
                                                                --------------------------------
Cash and cash equivalents at end of period                      $  18,418,448      $   7,752,652
                                                                ================================

Interest paid                                                   $   2,586,758      $   1,795,238
                                                                ================================

                      THE NATIONAL BANK OF INDIANAPOLIS
                                 CORPORATION

                  Notes to Consolidated Financial Statements

                                March 31, 1998

                        NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 is not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Form 10-KSB for the year ended December 31, 1997.

                             NOTE 2: INCOME TAXES

The Corporation reported no tax expense for either of the three months ended March 31, 1998 or March 31, 1997 due to the effects of deductible temporary differences and reductions of a deferred tax asset valuation allowance.

                    NOTE 3:  NEW ACCOUNTING PRONOUNCEMENTS

As of January 1, 1998, the Corporation adopted Statement 130, "Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Corporation's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Corporation's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

During the first quarter of 1998 and 1997, total comprehensive income amounted to $412,754 and $177,644.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATION


RESULTS OF OPERATIONS

Three months Ended March 31, 1998 Compared to the Three months Ended March 31, 1997:

The Corporation's results of operations depends primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. The Corporation had net income of $333,552 for the three months ended March 31, 1998 compared to a net income of $182,228 for the three months ended March 31, 1997. This change is primarily due to the growth of the Bank allowing for more interest earning assets and net interest income compared to the same period during 1997, thereby offsetting more of the operating expenses.

Net Interest Income
-------------------
Net interest income increased $468,675 or 31.6% to $1,950,271 for the three months ended March 31, 1998 from $1,481,596 for the three months ended March 31, 1997. Total interest income increased $1,194,446 for the three months ended March 31, 1998 to $4,609,952 from $3,415,506 for the three months ended March 31, 1997. This increase is primarily a result of average total loans for the three months ended March 31, 1998 being approximately $164,634,000 compared to average total loans of approximately $126,723,000 for the three months ended March 31, 1997. The loan portfolio produces the highest yield of all earning assets. Investment portfolio income increased $179,658 or 27.1% to $842,290 for the three months ended March 31, 1998, as compared to $662,632 for the three months ended March 31, 1997. This increase is primarily a result of the increase in the average investment securities portfolio from approximately $41,011,000 for the three months ended March 31, 1997, to approximately $51,628,000 for the three months ended March 31, 1998. Interest on federal funds sold increased due to an increase in average federal funds sold of approximately $16,255,000 for the three months ended March 31, 1998 over the same period the previous year.

Total interest expense increased $725,771 or 37.5% to $2,659,681 for the three months ended March 31, 1998, from $1,933,910 for the three months ended March 31, 1997. This increase is due to an increase in interest bearing deposits. Total interest bearing liabilities averaged approximately $213,338,000 for the three months ended March 31, 1998 as compared to approximately $157,905,000 for the three months ended March 31, 1997. The average cost of interest bearing liabilities at March 31, 1998 and March 31, 1997 was approximately 5.0%.

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

During the three months ended March 31, 1998, $156,000 was charged to the provision for loan losses compared to $156,000 for the three months ended March 31, 1997. At March 31, 1998, the allowance was $2,096,385 or 1.26% of total loans. This compares to an allowance of $1,511,800 or 1.16% as of March 31, 1997. Loans past due over 30 days totaled $64,922 or 0.03% of total loans at March 31, 1998 compared to $79,830 or 0.06% of total loans at March 31, 1997.

Other Operating Income
----------------------
Other operating income for the three months ended March 31, 1998, increased $142,716 or 55.7% to $398,841 from $256,125 for the three months ended March 31, 1997. The increase is primarily due to an increase in service charges and fees on deposit accounts of $14,790 or 2.6% from $55,863 for the three months ended March 31, 1997 to $70,653 for the three months ended March 31, 1998. This increase is attributable to the increase in average demand deposit accounts of $34,415,000 from approximately $98,652,000 at March 31, 1997 to approximately $133,066,000 at March 31, 1998. The increase in other operating income is also attributable to an increase in trust fees and commissions of $52,478 or 33.2% from $158,186 for the three months ended March 31, 1997 to $210,664 for the three months ended March 31, 1998. The increase in trust income is attributable to the increase in total assets under trust management of approximately $80,600,000 from approximately $214,400,000 at March 31, 1997 to approximately $295,000,000 at March 31, 1998. A net gain on the sale of mortgage loans of $19,975 for the three months ended March 31, 1998 compared to $0 for the three months ended March 31, 1997 also contributed to the increase in other operating income.

Other Operating Expenses
------------------------
Other operating expenses for the three months ended March 31, 1998 increased $460,061 or 32.9% to $1,859,560 from $1,399,499 for the three months ended
March 31, 1997. Salaries, wages and employee benefits increased $282,219 or 37.1% to $1,043,138 for the three months ended March 31, 1998 from $760,919 for the three months ended March 31, 1997. This increase is primarily due to the increase in the number of employees from 61 full time equivalents at March 31, 1997 to 76 full time equivalents at March 31, 1998. Net occupancy expense increased $10,548 for the three months ended March 31, 1998 over the same period the previous year. Furniture and equipment expense increased $6,806 for the three months ended March 31, 1998 over the same period the previous year. Professional services expense increased $16,052 or 15.0% from $106,849 for the three months ended March 31, 1997 to $122,901 for the three months ended March 31, 1998.

LIQUIDITY AND INTEREST RATE SENSITIVITY

The Corporation must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as "available for sale" and maturing loans. Federal funds sold represent the Corporation's primary source of immediate liquidity and were maintained at a level adequate to meet immediate needs. Federal funds averaged approximately $31,851,000 and $15,596,000 for the three months ended March 31, 1998 and 1997, respectively. Maturities in the Corporation's loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At March 31, 1998, the Corporation's rate sensitive liabilities exceeded rate sensitive assets due within one year by $12,542,251.

As part of managing liquidity, the Corporation monitors its loan to deposit ratio on a daily basis. At March 31, 1998 the ratio was 69.5 percent which is within the Corporation's acceptable range.

The Corporation experienced an increase in cash and cash equivalents, its primary source of liquidity, of $6,972,298 during the first three months of 1998. The primary financing activity of deposit growth provided net cash of $36,918,189. Lending used $9,127,967, investments used $5,817,968, and increasing federal funds sold used $22,365,000. The Corporation's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation's liquidity position.

CAPITAL RESOURCES

The Corporation's only source of capital since commencing operations has been from issuance of common stock and results of operations. It has not issued long term debt nor does it have any long term debt facility arrangements. The Bank has incurred indebtedness pursuant to a FHLB advance at a rate of 6.40% maturing August 1, 2001. The Bank may add indebtedness of this nature in the future if determined to be in the best interest of the Bank. Capital for the Corporation is above regulatory requirements at March 31, 1998. Pertinent capital ratios for the Corporation as of March 31, 1998 are as follows:

                                                         Minimum
                                        Actual        Requirements
                                        ------        ------------

Tier 1 risk-based capital ratio          9.88%            4.0%
Total risk-based capital ratio          11.04%            8.0%
Leverage ratio                           6.74%            4.0%

Dividends from the Bank to the Corporation may not exceed the undivided profits of the Bank (included in consolidated retained earnings) without prior approval of a federal regulatory agency. In addition, Federal banking laws limit the amount of loans the Bank may make to the Corporation, subject to certain collateral requirements. No dividends were declared, or loans made, during 1998 or 1997 by the Bank to the Corporation.

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

Item 4.  Submission of Matters to a Vote of Security Holder - Not applicable.

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


                          Date:  May 5, 1998

                          THE NATIONAL BANK OF INDIANAPOLIS CORPORATION

                          /s/ DEBRA L. ROSS
                          ---------------------------------------------
                          Debra L. Ross
                          Chief Financial Officer