Form 10QSB
period 1998-06-30
NATIONAL BANK OF INDIANAPOLIS CORP
filed 1998-08-13
CIK 912382

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10Q-SB

(Mark One)
  X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ---     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

 --- TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO ___________


Commission File Number      000-21671
                          ------------

                THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
                ----------------------------------------------
                (Name of Small Business Issuer in its charter)


           INDIANA                                      35-1887991
    ------------------------                       ---------------------
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

As of June 30, 1998, there were 1,908,279 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one):

                         Yes                No   X
                             -----             -----

                              TABLE OF CONTENTS
                THE NATIONAL BANK OF INDIANAPOLIS CORPORATION

                            Report on Form 10Q-SB
                              for Quarter Ended
                                June 30, 1998


PART I -    FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)
            Consolidated Balance Sheets - June 30, 1998
                and December 31, 1997..................................    1
            Consolidated Statements of Operations - Three months
                ended June 30, 1998 and 1997...........................    2
            Consolidated Statements of Operations - Six months
                ended June 30, 1998 and 1997...........................    3
            Consolidated Statements of Cash Flows - Six months
                ended June 30, 1998 and 1997...........................    4
            Notes to Consolidated Financial Statements.................    5

Item 2.     Management's Discussion and Analysis.......................  6-9


PART II -   OTHER INFORMATION

Item 1.     Legal Proceedings..........................................   10
Item 2.     Changes in Securities......................................   10
Item 3.     Default Upon Senior Securities.............................   10
Item 4.     Submission of Matters to a Vote of Security Holders........   10
Item 5.     Other Information .........................................   10
Item 6.     Exhibits and Reports on Form 8-K...........................   11

Signatures  ...........................................................   11

                The National Bank of Indianapolis Corporation
                         Consolidated Balance Sheets

                                                              JUNE 30      DECEMBER 31
                                                                 1998             1997
                                                          (UNAUDITED)           (NOTE)
ASSETS                                                --------------------------------
Cash and due from banks                               $    17,517,774  $    11,446,150
Federal funds sold                                         26,550,000       15,425,000
Investment securities:
   Available-for-sale securities                           52,600,269       40,846,522
   Held-to-maturity securities                             12,118,909       13,466,686
                                                      --------------------------------
Total investment securities                                64,719,178       54,313,208

Loans                                                     194,673,479      157,905,008
   Less:  Allowance for loan losses                        (2,251,609)      (1,963,040)
                                                      --------------------------------
Net loans                                                 192,421,870      155,941,968
Premises and equipment                                      3,987,953        3,707,907
Accrued interest                                            1,733,619        1,685,761
Other assets                                                1,352,392          546,714
                                                      --------------------------------
Total assets                                          $   308,282,786  $   243,066,708
                                                      ================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing demand deposits                $    38,454,212  $    33,601,383
   Money market and savings deposits                      117,362,733       82,651,421
   Time deposits over $100,000                             34,974,281       33,384,744
   Other time deposits                                     66,235,791       53,596,091
                                                      --------------------------------
Total deposits                                            257,027,017      203,233,639
Security repurchase agreements                             29,623,518       19,341,555
FHLB advances                                               2,000,000        2,000,000
Other liabilities                                           1,312,199        1,097,267
                                                      --------------------------------
Total liabilities                                         289,962,734      225,672,461

Shareholders' equity:
   Common stock, no par value:
     Authorized shares - 1998 and 1997 - 3,000,000
     Issued and outstanding shares; 1998 - 1,908,279;
            1997 - 1,901,433                               19,747,320       19,661,133
   Unearned compensation                                     (587,036)        (699,942)
   Retained earnings-deficit                                 (869,511)      (1,567,392)
   Accumulated comprehensive income                            29,279              448
                                                      --------------------------------
Total shareholders' equity                                 18,320,052       17,394,247
                                                      --------------------------------
Total liabilities and shareholders' equity            $   308,282,786  $   243,066,708
                                                      ================================

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

                The National Bank of Indianapolis Corporation
                      Consolidated Statements of Income
                                 (Unaudited)


                                                          THREE MONTHS ENDED
                                                                JUNE 30
                                                          1998          1997
Interest income:                                     --------------------------
   Interest and fees on loans                        $  3,661,418  $  2,767,712
   Interest on investment securities                    1,080,714       812,571
   Interest on federal funds sold                         378,471       214,234
                                                     --------------------------
Total interest income                                   5,120,603     3,794,517

Interest expense:
   Interest on deposits                                 2,666,814     2,021,745
   Interest on repurchase agreements                      328,361       142,333
   Interest on FHLB advances                               32,356        32,356
                                                     --------------------------
Total interest expense                                  3,027,531     2,196,434
                                                     --------------------------
Net interest income                                     2,093,072     1,598,083

Provision for loan losses                                 156,000       156,000
                                                     --------------------------
Net interest income after provision for loan losses     1,937,072     1,442,083

Other operating income:
   Trust fees and commissions                             224,974       150,259
   Service charges and fees on deposit accounts            78,103        54,295
   Net gain on sale of mortgage loans                      51,781         6,876
   Other                                                  120,067        66,701
                                                     --------------------------
Total other operating income                              474,925       278,131

Other operating expenses:
   Salaries, wages and employee benefits                1,110,151       837,189
   Net occupancy expense                                  164,627       128,155
   Furniture and equipment expense                        125,733       107,161
   Professional services                                  105,822        66,022
   Data processing                                        111,605        89,433
   Other expenses                                         429,730       262,060
                                                     --------------------------
Total other operating expenses                          2,047,668     1,490,020
                                                     --------------------------
Net income                                           $    364,329  $    230,194
                                                     ==========================

Basic earnings per share                             $       0.20  $       0.13
                                                     ==========================

Diluted earnings per share                           $       0.18  $       0.12
                                                     ==========================

                The National Bank of Indianapolis Corporation
                      Consolidated Statements of Income
                                 (Unaudited)


                                                           SIX MONTHS ENDED
                                                                JUNE 30
                                                          1998          1997
Interest income:                                     --------------------------
   Interest and fees on loans                        $  6,994,738  $  5,315,029
   Interest on investment securities                    1,923,004     1,475,203
   Interest on federal funds sold                         812,813       419,791
                                                     --------------------------
Total interest income                                   9,730,555     7,210,023

Interest expense:
   Interest on deposits                                 5,011,955     3,806,598
   Interest on repurchase agreements                      610,901       259,390
   Interest on FHLB advances                               64,356        64,356
                                                     --------------------------
Total interest expense                                  5,687,212     4,130,344
                                                     --------------------------
Net interest income                                     4,043,343     3,079,679

Provision for loan losses                                 312,000       312,000
                                                     --------------------------
Net interest income after provision for loan losses     3,731,343     2,767,679

Other operating income:
   Trust fees and commissions                             435,638       308,445
   Service charges and fees on deposit accounts           148,756       110,158
   Net gain (loss) on sale of mortgage loans               71,756        (6,632)
   Other                                                  217,616       112,285
                                                     --------------------------
Total other operating income                              873,766       534,256

Other operating expenses:
   Salaries, wages and employee benefits                2,153,289     1,598,108
   Net occupancy expense                                  299,655       252,635
   Furniture and equipment expense                        237,486       212,108
   Professional services                                  228,723       172,871
   Data processing                                        216,366       172,676
   Other expenses                                         771,709       481,115
                                                     --------------------------
Total other operating expenses                          3,907,228     2,889,513
                                                     --------------------------
Net income (loss)                                    $    697,881  $    412,422
                                                     ==========================

Basic earnings per share                             $       0.37  $       0.23
                                                     ==========================

Diluted earnings per share                           $       0.35  $       0.21
                                                     ==========================

                The National Bank of Indianapolis Corporation
                    Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                                      SIX MONTHS ENDED
                                                                          JUNE 30
                                                                   1998             1997
                                                              -------------------------------
OPERATING ACTIVITIES
Net income                                                    $      697,881   $      412,422
Adjustments to reconcile net income to net cash provided
   (used) by operating activities:
     Provision for loan losses                                       312,000          312,000
     Depreciation and amortization                                   272,152          249,671
     Net accretion of investments                                   (560,985)        (257,349)
     Increase in:
       Interest receivable                                           (47,858)        (239,149)
       Other assets                                                 (827,319)        (248,726)
     Increase (decrease) in:
       Other liabilities                                             214,932         (116,848)
                                                              -------------------------------
Net cash provided by operating activities                             60,803          112,021

INVESTING ACTIVITIES
Net change in federal funds sold                                 (11,125,000)       3,375,000
Proceeds from maturities of investment securities held to
     maturity                                                      1,524,307        3,105,840
Proceeds from maturities of investment securities
     available for sale                                           40,441,602       29,872,104
Purchases of investment securities held to maturity                 (146,600)      (5,431,425)
Purchases of investment securities available for sale            (51,613,822)     (38,678,490)
Net increase in loans                                            (36,791,902)     (17,859,713)
Purchases of premises and equipment                                 (552,198)         (84,845)
                                                              -------------------------------
Net cash used by investing activities                            (58,263,613)     (25,701,529)

FINANCING ACTIVITIES
Net increase in deposits                                          53,793,378       18,596,278
Increase (decrease) in security repurchase agreements             10,281,963       (1,062,265)
Proceeds from issuance of stock                                      199,093          182,189
                                                              -------------------------------
Net cash provided by financing activities                         64,274,434       17,716,202
                                                              -------------------------------

Increase (decrease) in cash and cash equivalents                   6,071,624       (7,873,306)

Cash and cash equivalents at beginning of year                    11,446,150       14,776,994
                                                              -------------------------------
Cash and cash equivalents at end of period                    $   17,517,774   $    6,903,688
                                                              ===============================

Interest paid                                                 $    5,622,835   $    3,994,017
                                                              ===============================

                      THE NATIONAL BANK OF INDIANAPOLIS
                                 CORPORATION

                  Notes to Consolidated Financial Statements

                                June 30, 1998

                        NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 is not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in The National Bank of Indianapolis Corporation's ("Corporation") Form 10-KSB for the year ended December 31, 1997.


                    NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

As of January 1, 1998, the Corporation adopted Statement 130, "Reporting Comprehensive Income". Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Corporation's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Corporation's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

For the three months ended June 30, 1998 and 1997, total comprehensive income amounted to $313,958 and $274,496. For the six months ended June 30, 1998 and 1997, total comprehensive income amounted to $726,712 and $452,140.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATION


RESULTS OF OPERATIONS

Six months Ended June 30, 1998 Compared to the Six months Ended June 30, 1997:

The Corporation's results of operations depends primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. The Corporation had net income of $697,881 for the six months ended June 30, 1998, compared to net income of $412,422 for the six months ended June 30, 1997. This change is primarily due to the growth of The National Bank of Indianapolis ("Bank") allowing for more interest earning assets and net interest income compared to the same period during 1997, thereby offsetting more of the operating expenses.

Net Interest Income
-------------------
Net interest income increased $963,664 or 31.3% to $4,043,343 for the six months ended June 30, 1998, from $3,079,679 for the six months ended June 30, 1997. Total interest income increased $2,520,532 for the six months ended June 30, 1998, to $9,730,555 from $7,210,023 for the six months ended June 30,
1997. This increase is primarily a result of average total loans for the six months ended June 30, 1998, being approximately $172,000,000 compared to average total loans of approximately $131,000,000 for the six months ended June 30, 1997. Of the total $41,000,000 increase, commercial loans increased approximately $25,000,000 and residential mortgages increased approximately $13,000,000. The loan portfolio produces the highest yield of all earning assets.

Investment portfolio income increased $447,801 or 30.4% to $1,923,004 for the six months ended June 30, 1998, as compared to $1,475,203 or the six months ended June 30, 1997. This increase is primarily a result of the increase in the average investment securities portfolio from approximately $48,000,000 for the six months ended June 30, 1997, to approximately $65,000,000 for the six months ended June 30, 1998. Interest on federal funds sold increased due to an increase in average federal funds sold of approximately $14,000,000 for the six months ended June 30, 1998, over the same period the previous year.

Total interest expense increased $1,556,868 or 37.7% to $5,687,212 for the six months ended June 30, 1998, from $4,130,344 for the six months ended June 30, 1997. This increase is due to an increase in interest bearing deposits. Total interest bearing liabilities averaged approximately $227,000,000 for the six months ended June 30, 1998, as compared to approximately $165,000,000 for the six months ended June 30, 1997. The weighted average cost of interest bearing liabilities at June 30, 1998 and June 30, 1997 was approximately 5.0%.

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

During the six months ended June 30, 1998 and June 30, 1997, $312,000 was charged to the provision for loan losses. At June 30, 1998, the allowance was $2,251,609 or 1.16% of total loans. This compares to an allowance of $1,667,800 or 1.19% as of June 30, 1997.

Other Operating Income
----------------------
Other operating income for the six months ended June 30, 1998, increased $339,510 or 63.5% to $873,766 from $534,256 for the six months ended June 30, 1997. The primary increase is attributable to an increase in trust fees and commissions of $127,193 or 41.2% from $308,445 for the six months ended June 30, 1997, to $435,638 for the six months ended June 30, 1998. The increase in trust income is attributable to the increase in total assets under trust management of approximately $71,800,000 from approximately $240,000,000 at June 30, 1997, to approximately $311,800,000 at June 30, 1998. The increase in other operating income is also due to an increase in service charges and fees on deposit accounts of $38,598 or 35.0% from $110,158 for the six months ended June 30, 1997, to $148,756 for the six months ended June 30, 1998. This increase is attributable to the increase in average demand deposit accounts of $8,000,000 from approximately $25,000,000 at June 30, 1997, to approximately $33,000,000 at June 30, 1998. Another contributing factor to increased other operating income is a gain on the sale of mortgage loans of $71,756 for the six months ended June 30, 1998 versus a loss of $6,632 for the six months ended June 30, 1997.

Other Operating Expenses
------------------------
Other operating expenses for the six months ended June 30, 1998, increased $1,017,715 or 35.2% to $3,907,228 from $2,889,513 for the six months ended
June 30, 1997. Salaries, wages and employee benefits increased $555,181 or 34.7% to $2,153,289 for the six months ended June 30, 1998, from $1,598,108 for the six months ended June 30, 1997. This increase is primarily due to the increase in the number of employees from 65 full time equivalents at June 30, 1997, to 81 full time equivalents at June 30, 1998. Net occupancy expense increased $47,020 for the six months ended June 30, 1998. Furniture and equipment expense increased $25,378 for the six months ended June 30, 1998, over the same period the previous year. Professional services expense increased $56,852 or 32.3% from $172,871 for the six months ended June 30, 1997, to $228,723 for the six months ended June 30, 1998. Data processing expenses increased $43,690 for the six months ended June 30, 1998, over the same period the previous year primarily due to increased service bureau fees relating to increased transaction activity by the Bank and trust department.

LIQUIDITY AND INTEREST RATE SENSITIVITY

The Corporation must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets - those which can be converted into cash - and access to additional sources of funds. Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as "available for sale" and maturing loans. Federal funds sold represent the Corporation's primary source of immediate liquidity and were maintained at a level adequate to meet immediate needs. Federal funds averaged approximately $30,000,000 and $16,000,000 for the six months ended June 30, 1998 and 1997, respectively. Maturities in the Corporation's loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At June 30, 1998, the Corporation's rate sensitive liabilities exceeded rate sensitive assets due within one year by $23,741,443.

As part of managing liquidity, the Corporation monitors its loan to deposit ratio (including repurchase agreements) on a daily basis. At June 30, 1998, the ratio was 67.9 percent which is within the Corporation's acceptable range.

The Corporation experienced an increase in cash and cash equivalents, its primary source of liquidity, of $6,071,624 during the first six months of 1998. The primary financing activity of deposit growth provided net cash of $53,793,378. Lending used $36,791,902, investments used $9,794,513, and increasing federal funds sold used $11,125,000. The Corporation's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation's liquidity position.

CAPITAL RESOURCES

The Corporation's only source of capital since commencing operations has been from issuance of common stock and results of operations. It has not issued long term debt nor does it have any long term debt facility arrangements. The Bank has incurred indebtedness pursuant to a FHLB advance at a rate of 6.40% maturing August 1, 2001. The Bank may add indebtedness of this nature in the future if determined to be in the best interest of the Bank. Capital for the Corporation is above regulatory requirements at June 30, 1998. Pertinent capital ratios for the Corporation as of June 30, 1998 are as follows:

                                                      Minimum
                                       Actual       Requirements
                                       ------       ------------
Tier 1 risk-based capital ratio          9.2%           4.0%
Total risk-based capital ratio          10.3%           8.0%
Leverage ratio                           6.1%           4.0%

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

Item 2.           Changes in Securities - Not applicable.

Item 3.           Defaults Upon Senior Securities - Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders
                  (a) The annual meeting of shareholders of the Corporation was held on May 21, 1998. The only matter presented at the meeting was the election of 4 directors for a term of 3 years.

                  (b) At the annual meeting of shareholders, James M. Cornelius, G. Benjamin Lantz, Jr., William R. Loveday, and Michael S. Maurer were each re-elected directors for a term of 3 years. The terms of the other directors of the Corporation, namely Kathryn
                           G. Betley, David R. Frick, Andre B. Lacy, Morris L. Maurer, Philip B. Roby, and Todd H. Stuart, continued after the meeting.

                  (c) No other matter was presented for a vote at the meeting. Present in person or by proxy at the annual meeting were 1,402,417 shares of common stock. Mr. Cornelius received 1,402,417 votes; Dr. Lantz received 1,402,417 votes; Mr. Loveday received 1,373,792 votes; and, Mr. Maurer received 1,402,417 votes.

                  (d)      Not applicable.

Item 5.           Other Information - Not applicable

Item 6.           Exhibits and Reports on Form 8-K.
                  (a)  Exhibits - Exhibit 27 - Financial Data Schedule
                  (b)  Reports on Form 8-K - Not applicable


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                           Date:    August 12, 1998
                                 -------------------------------------
                           THE NATIONAL BANK OF INDIANAPOLIS CORPORATION


                           /s/ Debra L. Ross
                           -------------------------------------------
                           Debra L. Ross
                           Chief Financial Officer