Form 10QSB
period 1998-09-30
NATIONAL BANK OF INDIANAPOLIS CORP
filed 1998-11-10
CIK 912382

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10Q-SB

(Mark One)
  X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ---     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

As of September 30, 1998, there were 1,908,279 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one):

                           Yes                No   X
                               -----             -----

                               TABLE OF CONTENTS
                 THE NATIONAL BANK OF INDIANAPOLIS CORPORATION

                             Report on Form 10Q-SB
                               for Quarter Ended
                               September 30, 1998


PART I -    FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)
            Consolidated Balance Sheets - September 30, 1998
                and December 31, 1997..................................    1
            Consolidated Statements of Operations - Three months
                ended September 30, 1998 and 1997......................    2
            Consolidated Statements of Operations - Nine months
                ended September 30, 1998 and 1997......................    3
            Consolidated Statements of Cash Flows - Nine months
                ended September 30, 1998 and 1997......................    4
            Notes to Consolidated Financial Statements.................    5

Item 2.     Management's Discussion and Analysis.......................  6-9


PART II -   OTHER INFORMATION

Item 1.     Legal Proceedings..........................................   10
Item 2.     Changes in Securities......................................   10
Item 3.     Default Upon Senior Securities.............................   10
Item 4.     Submission of Matters to a Vote of Security Holders........   10
Item 5.     Other Information .........................................   10
Item 6.     Exhibits and Reports on Form 8-K...........................   10

Signatures  ...........................................................   10

                The National Bank of Indianapolis Corporation
                         Consolidated Balance Sheets

                                                         SEPTEMBER 30      DECEMBER 31
                                                                 1998             1997
                                                          (UNAUDITED)           (NOTE)
ASSETS                                                --------------------------------
Cash and due from banks                               $    22,368,274  $    11,446,150
Federal funds sold                                         29,250,000       15,425,000
Investment securities:
   Available-for-sale securities                           65,238,877       40,846,522
   Held-to-maturity securities                             12,672,089       13,466,686
                                                      --------------------------------
Total investment securities                                77,910,966       54,313,208

Loans                                                     207,350,265      157,905,008
   Less:  Allowance for loan losses                        (2,411,306)      (1,963,040)
                                                      --------------------------------
Net loans                                                 204,938,959      155,941,968
Premises and equipment                                      3,906,867        3,707,907
Accrued interest receivable                                 1,697,604        1,685,761
Other assets                                                1,807,604          546,714
                                                      --------------------------------
Total assets                                          $   341,880,274  $   243,066,708
                                                      ================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing demand deposits                $    49,429,698  $    33,601,383
   Money market and savings deposits                      125,476,137       82,651,421
   Time deposits over $100,000                             40,432,557       33,384,744
   Other time deposits                                     68,811,194       53,596,091
                                                      --------------------------------
Total deposits                                            284,149,586      203,233,639
Security repurchase agreements                             29,026,790       19,341,555
FHLB advances                                               8,000,000        2,000,000
Other liabilities                                           1,784,185        1,097,267
                                                      --------------------------------
Total liabilities                                         322,960,561      225,672,461

Shareholders' equity:
   Common stock, no par value:
     Authorized shares - 3,000,000
     Issued and outstanding shares; 1998 - 1,908,279;
            1997 - 1,901,433                               19,747,320       19,661,133
   Unearned compensation                                     (523,715)        (699,942)
   Retained earnings-deficit                                 (286,150)      (1,567,392)
   Accumulated comprehensive income (loss)                    (17,742)             448
                                                      --------------------------------
Total shareholders' equity                                 18,919,713       17,394,247
                                                      --------------------------------
Total liabilities and shareholders' equity            $   341,880,274  $   243,066,708
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

                 The National Bank of Indianapolis Corporation
                       Consolidated Statements of Income
                                  (Unaudited)

                                                                  THREE MONTHS ENDED
                                                                     SEPTEMBER 30
                                                               1998                1997
                                                           --------------------------------
Interest income:
   Interest and fees on loans                              $  4,028,471        $  2,893,933
   Interest on investment securities                          1,093,171             861,069
   Interest on federal funds sold                               402,617             331,054
                                                           --------------------------------
Total interest income                                         5,524,259           4,086,056

Interest expense:
   Interest on deposits                                       2,873,741           2,151,618
   Interest on repurchase agreements                            342,370             217,568
   Interest on FHLB advances                                     57,238              32,711
                                                           --------------------------------
Total interest expense                                        3,273,349           2,401,897
                                                           --------------------------------
Net interest income                                           2,250,910           1,684,159

Provision for loan losses                                       156,000             156,000
                                                           --------------------------------
Net interest income after provision for loan losses           2,094,910           1,528,159

Other operating income:
   Trust fees and commissions                                   235,009             183,804
   Service charges and fees on deposit accounts                  81,161              58,976
   Net gain on sale of mortgage loans                            71,799              22,096
   Other                                                        151,705              73,599
                                                           --------------------------------
Total other operating income                                    539,674             338,475

Other operating expenses:
   Salaries, wages and employee benefits                      1,165,790             880,954
   Net occupancy expense                                        174,586             126,498
   Furniture and equipment expense                              142,277             113,171
   Professional services                                        108,308              95,245
   Data processing                                              113,318              95,517
   Other expenses                                               346,944             258,597
                                                           --------------------------------
Total other operating expenses                                2,051,223           1,569,982
                                                           --------------------------------
Net income                                                 $    583,361        $    296,652
                                                           ================================

Basic earnings per share                                   $       0.31        $       0.16
                                                           ================================

Diluted earnings per share                                 $       0.29        $       0.15
                                                           ================================

Note:  See notes to condensed consolidated financial statements.

                 The National Bank of Indianapolis Corporation
                       Consolidated Statements of Income
                                  (Unaudited)

                                                                   NINE MONTHS ENDED
                                                                      SEPTEMBER 30
                                                                1998                1997
                                                            --------------------------------
Interest income:
   Interest and fees on loans                               $ 11,023,209        $  8,208,962
   Interest on investment securities                           3,016,175           2,336,272
   Interest on federal funds sold                              1,215,430             750,845
                                                            --------------------------------
Total interest income                                         15,254,814          11,296,079

Interest expense:
   Interest on deposits                                        7,885,696           5,958,216
   Interest on repurchase agreements                             953,271             476,958
   Interest on FHLB advances                                     121,594              97,067
                                                            --------------------------------
Total interest expense                                         8,960,561           6,532,241
                                                            --------------------------------
Net interest income                                            6,294,253           4,763,838

Provision for loan losses                                        468,000             468,000
                                                            --------------------------------
Net interest income after provision for loan losses            5,826,253           4,295,838

Other operating income:
   Trust fees and commissions                                    670,647             492,249
   Service charges and fees on deposit accounts                  229,917             169,134
   Net gain on sale of mortgage loans                            143,555              15,464
   Other                                                         369,321             195,884
                                                            --------------------------------
Total other operating income                                   1,413,440             872,731

Other operating expenses:
   Salaries, wages and employee benefits                       3,319,079           2,479,062
   Net occupancy expense                                         474,241             379,133
   Furniture and equipment expense                               379,763             325,279
   Professional services                                         337,031             268,116
   Data processing                                               329,684             268,193
   Other expenses                                              1,118,653             739,712
                                                            --------------------------------
Total other operating expenses                                 5,958,451           4,459,495
                                                            --------------------------------
Net income                                                  $  1,281,242        $    709,074
                                                            ================================

Basic earnings per share                                    $       0.69        $       0.39
                                                            ================================

Diluted earnings per share                                  $       0.64        $       0.37
                                                            ================================

Note:  See notes to condensed consolidated financial statements.

                 The National Bank of Indianapolis Corporation
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30
                                                                     1998                 1997
                                                                 ----------------------------------
OPERATING ACTIVITIES
Net income                                                       $  1,281,242         $    709,074
Adjustments to reconcile net income to net cash provided
   (used) by operating activities:
     Provision for loan losses                                        468,000              468,000
     Depreciation and amortization                                    433,507              380,176
     Net accretion of investments                                  (1,036,808)            (320,297)
     (Increase) decrease in:
       Interest receivable                                            (11,843)            (273,468)
       Other assets                                                (1,247,777)             117,302
       Increase in:
       Other liabilities                                              686,918              148,076
                                                                 ----------------------------------
Net cash provided by operating activities                             573,239            1,228,863

INVESTING ACTIVITIES
Net change in federal funds sold                                  (13,825,000)          (2,350,000)
Proceeds from maturities of investment securities held to
      maturity                                                      1,958,850            4,212,943
Proceeds from maturities of investment securities
     available for sale                                            64,269,865           41,031,489
Purchases of investment securities held to maturity                (1,117,056)          (5,431,425)
Purchases of investment securities available for sale             (87,703,912)         (56,820,221)
Net increase in loans                                             (49,464,991)         (25,187,948)
Purchases of premises and equipment                                  (632,467)            (591,041)
                                                                 ----------------------------------
Net cash used by investing activities                             (86,514,711)         (45,136,203)

FINANCING ACTIVITIES
Net increase in deposits                                           80,915,947           28,479,716
Increase in security repurchase agreements                          9,685,235            7,357,461
Increase in FHLB borrowings                                         6,000,000                    -
Proceeds from issuance of stock                                       262,414              249,002
                                                                 ----------------------------------
Net cash provided by financing activities                          96,863,596           36,086,179
                                                                 ----------------------------------

Increase (decrease) in cash and cash equivalents                   10,922,124           (7,821,161)

Cash and cash equivalents at beginning of year                     11,446,150           14,776,994
                                                                 ----------------------------------
Cash and cash equivalents at end of period                       $ 22,368,274         $  6,955,833
                                                                 ==================================

Interest paid                                                    $  9,217,701         $  2,207,168
                                                                 ==================================

Note:  See notes to condensed consolidated financial statements.

                       THE NATIONAL BANK OF INDIANAPOLIS
                                  CORPORATION

                   Notes to Consolidated Financial Statements

                               September 30, 1998

                         NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998 is not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in The National Bank of Indianapolis Corporation's ("Corporation") Form 10-KSB for the year ended December 31, 1997.

                     NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

As of January 1, 1998, the Corporation adopted Statement 130, "Reporting Comprehensive Income". Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Corporation's net income. Statement 130 requires unrealized gains or losses on the Corporation's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

For the three months ended September 30, 1998 and 1997, total comprehensive income amounted to $536,340 and $326,840. For the nine months ended September 30, 1998 and 1997, total comprehensive income amounted to $1,263,052 and $778,980.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION


RESULTS OF OPERATIONS

Nine months Ended September 30, 1998 Compared to the Nine months Ended September 30, 1997:

The Corporation's results of operations depend primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. The Corporation had net income of $1,281,242 for the nine months ended September 30, 1998, compared to net income of $709,074 for the nine months ended September 30, 1997. This change is primarily due to the growth of The National Bank of Indianapolis ("Bank") allowing for more interest earning assets and net interest income compared to the same period during 1997, thereby offsetting more of the operating expenses.

Net Interest Income
-------------------
Net interest income increased $1,530,415 or 32.1% to $6,294,253 for the nine months ended September 30, 1998, from $4,763,838 for the nine months ended September 30, 1997. Total interest income increased $3,958,735 for the nine months ended September 30, 1998, to $15,254,814 from $11,296,079 for the nine months ended September 30, 1997. This increase is primarily a result of average total loans for the nine months ended September 30, 1998, being approximately $181,000,000 compared to average total loans of approximately $134,000,000 for the nine months ended September 30, 1997. Of the total $47,000,000 increase, commercial loans increased approximately $28,000,000 and residential mortgages increased approximately $16,000,000. The loan portfolio produces the highest yield of all earning assets.

Investment portfolio income increased $679,903 or 29.1% to $3,016,175 for the nine months ended September 30, 1998, as compared to $2,336,272 for the nine months ended September 30, 1997. This increase is primarily a result of the increase in the average investment securities portfolio from approximately $52,000,000 for the nine months ended September 30, 1997, to approximately $68,000,000 for the nine months ended September 30, 1998. Interest on federal funds sold increased due to an increase in average federal funds sold of approximately $11,000,000 for the nine months ended September 30, 1998, over the same period the previous year.

Total interest expense increased $2,428,320 or 37.2% to $8,960,561 for the nine months ended September 30, 1998, from $6,532,241 for the nine months ended September 30, 1997. This increase is due to an increase in interest bearing deposits and advances from the FHLB. Total interest bearing liabilities averaged approximately $237,000,000 for the nine months ended September 30, 1998, as compared to approximately $173,000,000 for the nine months ended September 30, 1997. The weighted average cost of interest bearing liabilities at September 30, 1998 and September 30, 1997, was approximately 5.0%.

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

During the nine months ended September 30, 1998 and September 30, 1997, $468,000 was charged to the provision for loan losses. At September 30, 1998, the allowance was $2,411,306 or 1.16% of total loans. This compares to an allowance of $1,823,800 or 1.20% as of September 30, 1997.

Other Operating Income
----------------------
Other operating income for the nine months ended September 30, 1998, increased $504,709 or 62.0% to $1,413,440 from $872,731 for the nine months ended
September 30, 1997. The increase is primarily due to an increase in service charges and fees on deposit accounts of $60,783 or 35.9% from $169,134 for the nine months ended September 30, 1997, to $229,917 for the nine months ended September 30, 1998. This increase is attributable to the increase in average demand deposit accounts of $9,000,000 from approximately $26,000,000 at September 30, 1997, to approximately $35,000,000 at September 30, 1998. The increase in other operating income is also attributable to an increase in trust fees and commissions of $178,398 or 36.2% from $492,249 for the nine months ended September 30, 1997, to $670,647 for the nine months ended September 30, 1998. The increase in trust income is attributable to the increase in total assets under trust management of approximately $48,000,000 from approximately $260,000,000 at September 30, 1997, to approximately $308,000,000 at September 30, 1998. Another contributing factor to increased other operating income is the gain on the sale of mortgage loans of $143,555 for the nine months ended September 30, 1998 compared to $15,464 for the nine months ended September 30, 1997.

Other Operating Expenses
------------------------
Other operating expenses for the nine months ended September 30, 1998, increased $1,498,956 or 33.6% to $5,958,451 from $4,459,495 for the nine months ended
September 30, 1997. Salaries, wages and employee benefits increased $840,017 or 33.9% to $3,319,079 for the nine months ended September 30, 1998, from $2,479,062 for the nine months ended September 30, 1997. This increase is primarily due to the increase in the number of employees from 67 full time equivalents at September 30, 1997, to 84 full time equivalents at September 30, 1998. Net occupancy expense increased $95,108 and furniture and equipment expense increased $54,484 for the nine months ended September 30, 1998, over the same period the previous year primarily due to the opening of a new branch at 49th and Pennsylvania and expansion of leased space at the downtown location. Professional services expense increased $68,915 or 25.7% from $268,116 for the nine months ended September 30, 1997, to $337,031 for the nine months ended September 30, 1998. Data processing expenses increased $61,491 for the nine months ended September 30, 1998, over the same period the previous year primarily due to increased service bureau fees relating to increased transaction activity by the Bank and trust department.

LIQUIDITY AND INTEREST RATE SENSITIVITY

The Corporation must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets - those which can be converted into cash - and access to additional sources of funds. Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as "available for sale" and maturing loans. Federal funds sold represent the Corporation's primary source of immediate liquidity and were maintained at a level adequate to meet immediate needs. Federal funds averaged approximately $29,000,000 and $18,000,000 for the nine months ended September 30, 1998 and 1997, respectively. Maturities in the Corporation's loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At September 30, 1998, the Corporation's rate sensitive liabilities exceeded rate sensitive assets due within one year by $21,734,836.

As part of managing liquidity, the Corporation monitors its loan to deposit ratio (including repurchase agreements) on a daily basis. At September 30, 1998, the ratio was 66.2 percent which is within the Corporation's acceptable range.

The Corporation experienced an increase in cash and cash equivalents, its primary source of liquidity, of $10,922,124 during the first nine months of 1998. The primary financing activity of deposit and repurchase agreement growth provided net cash of $90,601,182. Lending used $49,469,991, investments used $22,592,253, and increasing federal funds sold used $13,825,000. The Corporation's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation's liquidity position.

CAPITAL RESOURCES

The Corporation's only source of capital since commencing operations has been from issuance of common stock and results of operations. It has not issued long term debt nor does it have any long term debt facility arrangements. The Bank has incurred indebtedness pursuant to a FHLB advance of $2,000,000 at a rate of 6.40% maturing August 1, 2001 and $6,000,000 at a rate of 5.66% maturing September 4, 2003. The Bank may add indebtedness of this nature in the future if determined to be in the best interest of the Bank. Capital for the Corporation is above regulatory requirements at September 30, 1998. Pertinent capital ratios for the Corporation as of September 30, 1998 are as follows:

                                                                 Minimum
                                              Actual          Requirements
                                              ------          ------------

Tier 1 risk-based capital ratio                 8.4%              4.0%
Total risk-based capital ratio                 10.0%              8.0%
Leverage ratio                                  6.0%              4.0%

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

Item 4.           Submission of Matters to a Vote of Security Holders - None.

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



THE NATIONAL BANK OF INDIANAPOLIS CORPORATION



November 10, 1998                 /s/ Morris L. Maurer
--------------------              -------------------------------------------
Date                              Morris L. Maurer
                                  President & Chief Executive Officer



November 10, 1998                 /s/ Debra L. Ross
--------------------              -------------------------------------------
Date                              Debra L. Ross
                                  Chief Financial Officer