Form 10KSB
period 1998-12-31
NATIONAL BANK OF INDIANAPOLIS CORP
filed 1999-03-29
CIK 912382

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-KSB

(Mark One)
  X Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended 12/31/98 Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ______________ to
        _______________

COMMISSION FILE NUMBER 000-21671

                 The National Bank of Indianapolis Corporation
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

          Indiana                                          35-1887991
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                      Identification No.)

107 North Pennsylvania Street, Suite 700, Indianapolis, IN     46204
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number (317) 261-9000

Securities to be registered under Section 12(b) of the Act:

  Title of each class             Name of each exchange on which registered
       None

Securities to be registered under Section 12(g) of the Act:

                                 Common Stock
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenue's for its most recent fiscal year $23,092,822
                                                         -----------

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $25,737,540
-----------

NOTE.--If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest
practicable date.     1,908,279 at 2/28/99
                  ---------------------------

DOCUMENTS INCORPORATED BY REFERENCE. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) Into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and(3) any prospectus filed pursuant to Rule 424(b) or (c) the Securities Act of 1933 ("Securities Act".) The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year
ended December 24, 1990).   None
                          --------

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  YES     NO  X
                                                                ---    ---

FORM 10-KSB CROSS REFERENCE INDEX


Item       Disclosure Required                                             Page
----       -------------------                                             ----
PART I

Item 1.    Description of Business                                            3

Item 2.    Description of Property                                            9

Item 3.    Legal Proceedings                                                  9

Item 4.    Submission of Matters to a Vote of Security Holders                9

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters          10

Item 6.    Management's Discussion and Analysis or Plan of Operations        11

Item 7.    Financial Statements                                              27

Item 8.    Changes In and Disagreements With Accountants on Accounting       46
           and Financial Disclosure

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons,     46
           Compliance With Section 16(a) of Exchange Act

Item 10.   Executive Compensation                                            49

Item 11.   Security Ownership and Certain Beneficial Owners and Management   56

Item 12.   Certain Relationship and Related Transactions                     58

Item 13.   Exhibits and Reports on Form 8-K                                  59

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

         Management has sought to position the Bank to capitalize on the customer disruption, dissatisfaction, and turnover which it believes has resulted from the acquisition of the three largest commercial banks located in Indianapolis by out-of-state holding companies. As such, The National Bank of Indianapolis enjoys a unique position as the only locally-owned and operated national bank in Marion County. On December 31, 1998, the Corporation had consolidated total assets of $359 million and total deposits of $298 million.

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

         In the residential mortgage lending area, the Bank offers regular, jumbo and CRA mortgage products. The Bank has developed a secondary market for its residential mortgage loans. Consumer lending is directed to executive and professional clients through residential mortgages, credit cards, and personal lines of credit to include home equity loans.

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

         Employees. The Bank has 96 employees, of which 84 are full-time employees. The Bank has employed persons with substantial experience in the Indianapolis banking market. The average experience level for all Bank employees is in excess of 12 years.

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

         Certain regulatory capital ratios for the Corporation as of December 31, 1998 are shown below

Tier 1 Capital to Risk-Weighted Assets                             8.3%
Total Risk Based Capital to Risk-Weighted Assets                   9.5%
Tier 1 Leverage Ratio                                              5.5%

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

         The most stringent capital requirement affecting the Bank, however, are those established by the prompt corrective action provisions of FDICIA, which are discussed below. At December 31, 1998, the Bank's total risk-based capital, Tier 1 risk-based capital and leverage capital exceeded the amounts required to be designated "adequately capitalized."

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

         Deposit Insurance. The Bank's deposits are insured up to $100,000 per insured account by the BIF. As an institution whose deposits are insured by the BIF, the Bank is not currently required to pay deposit insurance premiums to BIF but, was required to pay $8,400 for the Financing Corporation ("FICO") assessment for the first quarter in 1999. The Bank's deposit insurance assessments may increase depending upon the risk category and subcategory, if any, to which the Bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the Bank's earnings.

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

         Certain regulatory capital ratios under the OCC's risk-based capital guidelines for the Bank at December 31, 1998 are shown below:

         Tier 1 Capital to Risk-Weighted Assets.......................8.2%
         Total Risk-Based Capital to Risk-Weighted Assets.............9.3%
         Tier 1 Leverage Ratio........................................5.4%

         In 1996, the FDIC, along with the OCC and the Federal Reserve, issued a joint policy statement to provide guidance on sound practices for managing interest rate risk. The statement sets forth the factors the federal regulatory examiners will use to determine the adequacy of a bank's capital for interest rate risk. These qualitative factors include the adequacy and effectiveness of the bank's internal interest rate risk management process and the level of interest rate exposure. Other qualitative factors that will be considered include the size of the bank, the nature and complexity of its activities, the adequacy of its capital and earnings in relation to the bank's overall risk profile, and its earning exposure to interest rate movements. The interagency supervisory policy statement describes the responsibilities of a bank's board of directors in implementing a risk management process and the requirements of the bank's senior management in ensuring the effective management of interest rate risk. Further, the statement specifies the elements that a risk management process must contain.

         The OCC, the Federal Reserve and the FDIC have issued final regulations further revising their risk-based capital standards to include a supervisory framework for measuring market risk. The effect of these regulations is that any bank holding company or bank which has significant exposure to market risk must measure such risk using its own internal model, subject to the requirements contained in the regulations, and must maintain adequate capital to support that exposure. These regulations apply to any bank holding company or bank whose trading activity equals 10% or more of its total assets, or whose trading activity equals $1 billion or more. Examiners may require a bank holding company or bank that does not meet the applicability criteria to comply with the capital requirements if necessary for safety and soundness purposes. These regulations contain supplemental rules to determine qualifying and excess capital, calculate risk-weighted assets, calculate market risk equivalent assets and calculate risk-based capital ratios adjusted for market risk.

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

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------
         The Bank purchased the downtown office building which houses its main office as well as the Corporation's main office at 107 North Pennsylvania Street in December 1998. It was previously being leased from an affiliate of one of the directors of the Corporation and the Bank.

         The Bank opened its first neighborhood bank office in February 1995 at 84th and Ditch Road. The Bank also opened a neighborhood bank office at 82nd and Bash Road on the northeast side of Indianapolis in December 1995. The Bank owns the land and the premises for both of these offices. In March 1996, the Bank opened an office in the Chamber of Commerce building at 320 N. Meridian Street in the downtown Indianapolis area. The Bank leases the premises at this banking office. In March 1998, the Bank opened an office at 4930 North Pennsylvania Street and leases the premises at this banking office. In July 1997, the Bank purchased a parcel of land in Greenwood for future business development.

         The Bank has installed a remote ATM at the Indianapolis City Market, University of Indianapolis, TGI Friday's at Keystone Crossing, and Meridian Mark II Office Complex. These remote ATMs provide additional banking convenience for the customers of the Bank, and generate an additional source of fee income for the Bank.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------
         Neither the Corporation nor the Bank are involved in any pending legal proceedings at this time, other than routine litigation incidental to its business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------
         None.

PART II
ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.
----------------------------------------------------------------------------

         There is no established public trading market for the common stock. The Corporation is aware of periodic trades of the shares. These transactions are privately negotiated between the buyers and sellers.

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

         At December 31, 1998, there were approximately 579 holders of record of the common stock.

         The Corporation has not declared or paid any cash dividends on its shares of common stock since its organization in 1993. The Corporation and the Bank anticipate that earnings will be retained to finance the Bank's growth. Future dividend payments by the Corporation, if any, will be largely dependent upon dividends paid by the Bank, which are subject to regulatory limitations.

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

                                                                                      YEAR ENDED DECEMBER 31
                                                                1998            1997           1996           1995           1994
                                                          -----------------------------------------------------------------------
CONSOLIDATED OPERATING DATA:
     Interest income                                      $   21,052     $    15,597     $   10,969     $    6,252     $    2,043
     Interest expense                                         12,367           9,005          6,234          3,425            811
                                                          ----------     -----------     ----------     ----------     ----------
         Net interest income                                   8,685           6,592          4,735          2,827          1,232
    Provision for loan losses                                    680             624            420            600            360
                                                          ----------     -----------     ----------     ----------     ----------
         Net income after provision for loan losses            8,005           5,968          4,315          2,227            872
    Securities gains (losses) net                                  0               0             23            (2)              0
    Other income                                               2,041           1,297            901            445            151
    Non-interest expense                                       8,168           6,091          5,161          3,537          2,313
                                                          ----------     -----------     ----------     ----------     ----------
    Income (loss) before income taxes                          1,878           1,174             78          (867)        (1,290)
    Applicable income taxes                                      198               0              0              0              0
                                                          ----------     -----------     ----------     ----------     ----------
    Net income (loss)                                     $    1,680     $     1,174     $       78     $    (867)     $  (1,290)
                                                          ==========     ===========     ==========     ==========     ==========

CONSOLIDATED BALANCE SHEET DATA (AT END OF PERIOD):
    Total assets                                          $  358,600     $   243,067     $  201,118     $  120,531     $   58,386
    Total investment securities                               79,707          54,313         38,988         26,370         14,459
    Total loans                                              227,848         157,905        122,832         70,538         32,427
    Allowance for loan losses                                  2,626           1,963          1,356            985            385
    Deposits                                                 297,914         203,234        170,148         98,309         46,630
    Shareholders' equity                                      19,355          17,394         15,999         15,705         11,433
    Weighted average shares outstanding                        1,868           1,831          1,820          1,498          1,403

PER SHARE DATA:
    Basic net income (loss) per common share (1)          $     0.90     $      0.64     $     0.04     $   (0.58)     $   (0.92)
    Cash dividends declared                                        0               0              0              0              0
    Book value (2)                                        $    10.14     $      9.18     $     8.78     $     8.75     $     8.08

OTHER STATISTICS AND OPERATING DATA:
    Return on average assets                                    0.6%            0.5%           0.1%         (1.0)%         (3.3)%
    Return on average equity                                    9.3%            7.7%           0.5%         (7.7)%        (10.8)%
    Net interest margin (3)                                     3.0%            3.1%           3.1%           3.4%           3.6%
    Average loans to average deposits                          74.6%           74.7%          69.7%          66.1%          77.9%
    Allowance for loan losses to loans at end of period         1.2%            1.2%           1.1%           1.4%           1.2%
    Allowance for loan losses to non-performing loans            N/A         1846.7%        1639.8%            N/A            N/A
    Non-performing loans to loans at end of period              0.0%            0.1%           0.1%            N/A            N/A
    Net charge-offs to average loans                            0.0%            0.0%           0.1%            N/A            N/A
    Number of offices                                              5               4              4              3              1
    Number of full and part-time employees                        96              77             58             47             28
    Number of Shareholders of Record                             579             567            549            542            436

CAPITAL RATIOS:
    Average shareholders' equity to average assets              5.9%            7.0%           9.2%          12.8%          30.8%
    Equity to Assets                                            5.4%            7.2%           8.0%          13.0%          19.7%
    Total risk-based capital ratio (Bank Only)                  9.3%           11.4%          12.7%          18.1%          31.6%

(1) Based upon weighted average shares outstanding during the period.
(2) Based on Common Stock outstanding at the end of the period.
(3) Net interest income as a percentage of average interest-earning assets.

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE CORPORATION RELATES TO THE YEARS ENDED DECEMBER 31, 1998 AND 1997 AND SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE HEREIN.

RESULTS OF OPERATIONS

Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997

The Corporation's results of operations depend primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. The Corporation had net income of $1,680,346 for the year ended December 31, 1998 compared to net income of $1,174,128 for the year ended December 31, 1997. This change is primarily due to the growth of the Bank allowing for more interest earning assets and net interest income compared to the same period during 1997, thereby offsetting more of the operating expenses.

The Bank experienced exceptional growth during 1998. Total assets increased $115,533,393 or 47.5% from $243,066,708 for the year ended December 31, 1997 to
$358,600,101 for the year ended December 31, 1998. This growth is in part due to the local merger of Bank One with NBD and the entrance of Union Planters to the Indianapolis market.

Net Interest Income
Net interest income increased $2,092,937 or 31.7% to $8,685,236 for the year ended December 31, 1998, from $6,592,299 for the year ended December 31, 1997. Total interest income increased $5,454,459 for the year ended December 31, 1998 to $21,051,778 from $15,597,319 for the year ended December 31, 1997. This increase is primarily a result of average total loans for the year ended December 31, 1998 being approximately $190,000,000 compared to average total loans of approximately $139,000,000 for the year ended December 31, 1997. The loan portfolio produces the highest yield of all earning assets. Investment portfolio income increased $1,032,110 or 31.7% to $4,284,039 for the year ended December 31, 1998, as compared to $3,251,929 for the year ended December 31, 1997. This increase is primarily a result of the increase in the average investment securities portfolio from approximately $54,000,000 for the year ended December 31, 1997, to approximately $74,000,000 for the year ended December 31, 1998. Interest on federal funds sold increased due to an increase in average federal funds sold of approximately $11,000,000 for the year ended December 31, 1998 over the same period the previous year.

Total interest expense increased $3,361,522 or 37.3% to $12,366,542 for the year ended December 31, 1998, from $9,005,020 for the year ended December 31, 1997. This increase is due to an increase in interest bearing deposits and advances from FHLB. Total interest bearing liabilities averaged approximately $249,000,000 for the year ended December 31, 1998 as compared to approximately $174,000,000 for the year ended December 31, 1997. The average cost of interest bearing liabilities at December 31, 1998, was approximately 5.0% as compared to average cost of interest bearing liabilities of approximately 5.1% at December 31, 1997. The rate decrease was due to the run off of higher priced deposits being replaced by lower priced deposits.

The following table details average balances, interest income/expense and average rates/yields for the Bank's earning assets and interest bearing liabilities for the years ended December 31, 1998 and 1997 (in 000's):

                                                 1998                             1997                             1996
                                                 ----                             ----                             ----
                                                Interest   Average               Interest   Average              Interest   Average
                                   Average      Income/     Rate/      Average    Income/    Rate/     Average    Income/    Rate/
                                   Balance      Expense     Yield      Balance    Expense    Yield     Balance    Expense    Yield
                                 ---------------------------------------------------------------------------------------------------
Assets:
Federal Funds                     $    28,681  $   1,543     5.38%    $  17,340 $     953     5.50%   $  21,952 $    1,166    5.31%
Investments                            74,025      4,284     5.79        54,117     3,252     6.01       36,394      2,191    6.02
Loans (gross)                         189,582     15,225     8.03       138,984    11,392     8.20       94,556      7,612    8.05
                                  --------------------------------------------------------------------------------------------------
Total earning assets              $   292,288  $  21,052     7.20%    $ 210,441 $  15,597     7.41%   $ 152,902 $   10,969    7.17%
Non-earning assets                     14,194                             9,734                           7,607
                                  -----------                         ---------                       ---------
Total assets                      $   306,482                         $ 220,175                       $ 160,509
                                                                                                      =========

Liabilities:
Interest bearing DDA              $    19,760  $     438     2.21%    $  13,824 $     323     2.34%   $  11,311 $      261    2.31%
Savings                                96,114      4,457     4.64        65,640     3,077     4.69       52,033      2,409    4.63
CD's under $100,000                    58,410      3,406     5.83        44,513     2,629     5.91       27,611      1,656    6.00
CD's over $100,000                     35,847      2,082     5.81        30,269     1,784     5.89       21,718      1,271    5.85
Individual Retirement Accounts          6,367        368     5.79         5,020       303     6.04        2,917        186    6.38
Repurchase Agreements                  26,625      1,281     4.81        15,324       759     4.95        8,950        431    4.81
FHLB Advances                           5,452        323     5.93         2,000       130     6.50          301         20    6.51
                                  --------------------------------------------------------------------------------------------------
Total Interest
  -bearing Liabilities            $   248,575  $  12,355     4.97%    $ 176,590 $   9,005     5.10%   $ 124,841 $    6,234    4.99%
Non-Interest-bearing
 Liabilities                           37,635                            26,872                          20,027
Other Liabilities                       2,244                             1,369                             947
                                  -----------                         ---------                       ---------
Total Liabilities                 $   288,454                         $ 204,831                       $ 145,815
Equity                                 18,028                            15,344                          14,694
                                                                                                      ---------
Total Liabilities & Equity        $   306,482                         $ 220,175                       $ 160,509
                                  ===========                         =========                       =========

Recap:
Interest Income                                $  21,052     7.20%              $  15,597     7.41%             $   10,969    7.17%
Interest Expense                                  12,355     4.97                   9,005     5.10                   6,234    4.99
                                               --------- --------               ---------  -------              ---------- ---------
Net Interest
  Income/ Spread                               $   8,697     2.23               $   6,592     2.31              $    4,735    2.18
                                               =========                        =========                       ==========
Contribution of Non-
  Interest-bearing funds                                     0.74                             0.82                            0.92
                                                         -----------                       ---------                       ---------
Net Interest Margin                                          2.98%                            3.13%                           3.10%
                                                         ===========                       =========                       =========

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

Net Interest Income Changes Due to Volume and Rates (in 000's):

                                                                        Year Ended December 31

                                        1998 Changes from 1997          1997 Changes from 1996        1996 Changes from 1995
                                                Due to     Due to               Due to    Due to                Due to   Due to
                                   Net Change    Rate      Volume  Net Change    Rate     Volume   Net Change    Rate    Volume
                                   ---------------------------------------------------------------------------------------------
Interest earning assets:
   Federal funds sold               $    590  $    (20)   $    610  $  (213)   $     41  $  (254)  $     236  $    (96) $    332
   Investment Securities               1,032      (120)      1,152     1,061        (4)     1,065      1,013       (99)    1,112
   Loans                               3,833      (231)      4,064     3,780        138     3,642      3,468      (245)    3,713
                                   ---------------------------------------------------------------------------------------------
       Total                        $  5,455  $   (371)   $  5,826  $  4,628   $    175  $  4,453  $   4,717  $   (440) $  5,157

Interest bearing liabilities:
   Demand deposits                  $    115  $    (17)   $    132  $     62   $      3  $     59  $      73  $    (48) $    121
   Savings deposits                    1,380       (33)      1,413       668         30       638        948      (148)    1,096
   Certificates of deposit
    under $100,000                       777       (33)        810       973       (25)       998        737       (56)      793
   Certificates of deposit
    over $100,000                        298       (26)        324       513          9       504        662       (23)      685
   Individual Retirement Accounts         65       (13)         78       117       (10)       127         79          1       78
   Repurchase agreements                 522       (21)        543       328         13       315        290       (15)      305
   FHLB Advances                         193       (11)        204       110          0       110         20          0       20
                                   ---------------------------------------------------------------------------------------------
        Total                       $  3,350  $   (154)   $  3,504  $  2,771   $     20  $  2,751  $   2,809  $   (289) $  3,098
                                   ---------------------------------------------------------------------------------------------

Net change in Net Interest Income   $  2,105  $   (217)   $  2,322  $  1,857   $    155  $  1,702  $   1,908  $   (151) $  2,059
                                   =============================================================================================


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

During the year ended December 31, 1998, $680,000 was charged to the provision for loan losses compared to $624,000 for the year ended December 31, 1997. At December 31, 1998, the allowance was $2,626,279 or 1.2% of total loans. This compares to an allowance of $1,963,040 or 1.2% as of December 31, 1997. A total of $16,761 was charged-off for the year ended December 31, 1998 compared to a total of $16,760 for the year ended December 31, 1997.

Other Operating Income
----------------------
Other operating income for the year ended December 31, 1998, increased $743,848 or 57.3% to $2,041,044 from $1,297,196 for the year ended December 31, 1997. The increase is primarily due to an increase in trust fees of $232,332 or 32.7% from $710,543 for the year ended December 31, 1997 to $942,875 for the year ended December 31, 1998. The increase in trust income is attributable to the increase in total assets under trust administration of approximately $108,800,000 from approximately $280,800,000 at December 31, 1997 to approximately $389,600,000 at December 31, 1998. Also contributing to the increase in other operating income was the increase in the gain on the sale of mortgages of $118,638 or 140.0% from $84,716 for the year ended December 31, 1997 compared to $203,354 for the year ended December 31, 1998.

Other Operating Expenses
------------------------
Other operating expenses for the year ended December 31, 1998 increased $2,077,067 or 34.1% to $8,168,434 from $6,091,367 for the year ended December
31, 1997. Salaries, wages and employee benefits increased $1,199,219 or 35.2% to $4,602,132 for the year ended December 31, 1998 from $3,402,913 for the year ended December 31, 1997. This increase is primarily due to the increase in the number of employees from 71 full time equivalents at December 31, 1997 to 89 full time equivalents at December 31, 1998. Net occupancy expense increased $142,638 for the year ended December 31, 1998 over the same period the previous year primarily due to the additional expense related to the purchase of the building at 107 North Pennsylvania Street and the opening of the new branch at 4930 North Pennsylvania Street in March 1998. Furniture and equipment expense increased $98,599 for the year ended December 31, 1998 over the same period the previous year primarily due the opening of the new branch located at 4930 North Pennsylvania Street. Professional services expense increased $93,327 or 27.3% from $341,883 for the year ended December 31, 1997 to $435,210 for the year ended December 31, 1998. Data processing expenses increased $91,092 for the year ended December 31, 1998 over the same period the previous year primarily due to increased service bureau fees relating to increased transaction activity by the Bank and trust department.

Tax (Benefit)/Expense
---------------------
The Corporation applies a federal income tax rate of 34% and a state tax rate of 8.5% in the computation of tax expense or benefit. For the year ended December 31, 1998, the provision for income taxes consisted of current tax expense of $1,068,011, a deferred tax benefit of $316,944 and a benefit of $553,567 from the reduction of the valuation allowance for deferred tax assets.

The Corporation has total deferred tax assets of $1,295,488 as of December 31, 1998. The deferred tax assets represent primarily a temporary difference for the recognition of the allowance for loan losses.

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

LIQUIDITY AND INTEREST RATE SENSITIVITY

The Corporation must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as "available for sale" and maturing loans. Federal funds sold represent the Corporations primary source of immediate liquidity and were maintained at a level adequate to meet immediate needs. Federal funds averaged approximately $29,000,000 and $17,000,000 for the twelve months ended December 31, 1998 and 1997, respectively. Maturities in the Corporation's loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At December 31, 1998, the Corporation's rate sensitive liabilities exceeded rate sensitive assets due within one year by $32,581,749.

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

All mortgage-related securities must pass the FFIEC "stress" test. This stress test determines if price volatility under a 200 basis point interest rate shock for each security exceeds a benchmark 30 year mortgage-backed security. If the security fails the test, it is considered high risk and the Bank will not purchase it. All mortgage-related securities purchased and included in the investment portfolio will be subject to the FFIEC test as of December 31 each year to determine if they have become high risk holdings. If a mortgage-related security becomes high risk, it will be evaluated by the Bank's Investment Committee to determine if the security should be liquidated. At December 31, 1998, the Bank held one high risk mortgage-related security.

As of December 31, 1998, the average yield on the Bank's investment portfolio is as follows:

         U.S. Treasuries                                          5.70%
         U.S. Government agencies                                 5.43%
         Collateralized mortgage obligations                      6.65%
         Asset-backed securities                                  5.63%
         Other securities                                         5.60%

With the exception of securities of the U.S. Government and U.S. Government agencies and corporations, the Corporation had no other securities with a book or market value greater than 10% of shareholders' equity as of December 31, 1998.

The following is a summary of available-for-sale securities and held-to-maturity securities:

                                                           AVAILABLE-FOR-SALE SECURITIES
                                    ----------------------------------------------------------------------
                                                                   Gross           Gross         Estimated
                                             AMORTIZED        Unrealized      Unrealized              Fair
                                                  COST              Gain            Loss             Value
                                    ----------------------------------------------------------------------
December 31, 1998
U.S. Treasury securities                $    6,496,513     $       9,775   $     (6,428)      $  6,499,860
U.S. Government agencies                    42,175,157               678        (22,534)        42,153,301
Collateralized mortgage obligations         15,984,303            13,252        (73,043)        15,924,512
Asset-backed securities                      2,850,000             1,000               -         2,851,000
                                    ----------------------------------------------------------------------
                                        $   67,505,973     $      24,705   $   (102,005)      $ 67,428,673
                                    ======================================================================
DECEMBER 31, 1997
U.S. Treasury securities                $    3,470,956     $      23,424   $           -      $  3,494,380
U.S. Government agencies                    28,120,198             4,369        (25,832)        28,098,734
Collateralized mortgage obligations          6,404,920             2,833         (8,133)         6,399,620
Asset-backed securities                      2,850,000             3,787               -         2,853,788
                                    ----------------------------------------------------------------------
                                        $   40,846,074     $      34,413   $    (33,965)      $ 40,846,522
                                    ======================================================================
DECEMBER 31, 1996
U.S. Treasury securities                $    4,423,366     $      55,919   $           -      $  4,479,285
U.S. Government agencies                    14,643,182            21,493         (4,507)        14,660,168
Collateralized mortgage obligations          6,969,805            17,167               -         6,986,972
Asset-backed securities                      2,850,000             5,376               -         2,855,376
                                    ----------------------------------------------------------------------
                                        $   28,886,353     $      99,955   $     (4,507)      $ 28,981,801
                                    ======================================================================

                                                            HELD-TO-MATURITY SECURITIES
                                    ----------------------------------------------------------------------
                                                                 Gross            Gross          Estimated
                                            AMORTIZED       Unrealized       Unrealized               Fair
                                                 COST             Gain             Loss              Value
                                    ----------------------------------------------------------------------
December 31, 1998
Collateralized mortgage obligations     $  10,839,214    $      75,600    $       (333)    $    10,914,481
Other securities                              125,000            4,488                -            129,488
                                    ----------------------------------------------------------------------
                                        $  10,964,214    $      80,088    $       (333)    $    11,043,969
                                    ======================================================================
DECEMBER 31, 1997
Collateralized mortgage obligations     $  12,198,686    $     155,089    $     (1,287)    $    12,352,488
Other securities                              100,000            3,834                -            103,834
                                    ----------------------------------------------------------------------
                                        $  12,298,686    $     158,923    $     (1,287)    $    12,456,322
                                    ======================================================================
DECEMBER 31, 1996
Collateralized mortgage obligations     $   9,042,711    $      68,185    $       (809)    $     9,110,087
Other securities                               75,000            1,583                -             76,583
                                    ----------------------------------------------------------------------
                                        $   9,117,711    $      69,768    $       (809)    $     9,186,670
                                    ======================================================================

As part of managing liquidity, the Corporation monitors its loan to deposit ratio on a daily basis. At December 31, 1998 the ratio was 76.5 percent which is within the Corporation's acceptable range.

The following table shows the composition of the Bank's loan portfolio as of the dates indicated (in 000's):

                                                                        December 31,
                              1998                   1997                   1996                  1995                  1994
                                   % of                   % of                   % of                  % of                  % of
                       Amount      Total      Amount      Total      Amount      Total     Amount      Total     Amount      Total
                    ----------------------------------------------------------------------------------------------------------------
TYPES OF LOANS
Commercial           $  102,427     45.0 %  $   78,855    49.9 %    $  55,678    45.3 %   $  34,881     49.4 %  $  19,155     59.1 %
Construction              5,347      2.3         2,174     1.4          1,784     1.5         2,375      3.4            0      0.0
Commercial Mortgage      21,990      9.7         3,624     2.3          3,017     2.5         3,403      4.8          400      1.2
Residential Mortgage     86,095     37.8        62,666    39.7         56,455    46.0        28,403     40.3       11,966     36.9
Installment               1,607      0.7         1,326     0.8            836     0.7           679      1.0          382      1.2
Credit Card               1,179      0.5           860     0.5            793     0.6           541      0.8          355      1.1
Other                     9,202      4.0         8,400     5.4          4,269     3.4           256      0.3          169      0.5
                    ----------------------------------------------------------------------------------------------------------------
      Total-Gross       227,847    100.0 %     157,905   100.0 %      122,832   100.0 %      70,538    100.0 %     32,427    100.0 %
                                   =======               =======                =======                =======              ========
      Allowance         (2,626)                (1,963)                (1,356)                 (985)                 (385)
                    -----------            -----------            -----------            ----------            ----------
      Total-Net      $  225,221             $  155,942             $  121,476             $  69,553             $  32,042
                    ===========            ===========            ===========            ==========            ==========

The following table shows the composition of the commercial loan category by industry type at December 31, 1998 (in $000's):


Type                                               Amount  Percentage
----                                               ------  ----------
Agri/Forestry                                   $     128         0.1 %
Construction                                          330         0.3
Manufacturing                                       4,528         4.4
Transportation, Communication & Utilities             134         0.1
Wholesale Trade                                     4,393         4.3
Retail Trade                                        5,028         4.9
Finance, Insurance & Real Estate                   27,239        26.6
Services                                           60,510        59.1
Public Administration                                 137         0.1
                                              -----------  ------------
                                                $ 102,427       100.0 %
                                              ===========  ============


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

Loan Loss Reserve Allocation ($000):


                                           December 31,
                            1998     1997     1996      1995     1994
                        -----------------------------------------------
Commercial                $    51  $   181  $    57  $     73  $    103
Construction                    0        0        0         0         0
Commercial Mortgage             0        0        0         0         0
Residential Mortgage            2        0        0         0         0
Installment                     0        4        2         1         1
Credit Card                     0        5        4         4         0
Other                           0       22        8         1         0
Unallocated                 2,573    1,751    1,285       906       231
                        -----------------------------------------------
                          $ 2,626  $ 1,963  $ 1,356  $    985  $    335
                        ===============================================


Management considers the present allowance to be appropriate and adequate to cover losses inherent in the loan portfolio based on the current economic environment. However, future economic changes cannot be predicted. Deterioration in economic conditions could result in an increase in the risk characteristics of the loan portfolio and an increase in the provision for loan losses.

The following table presents a summary of non-performing assets ($000):

                                    1998                1997                  1996                 1995                 1994
                              Amount  % of Total  Amount   % of Total   Amount  % of Total   Amount  % of Total   Amount  % of Total
                           ---------------------------------------------------------------------------------------------------------
Non-Accrual Loans
Commercial                  $    0       0.0 %    $   57     63.3 %     $  84     100.0 %    $    0     0.0 %     $    0      0.0 %
Construction                     0       0.0           0      0.0           0       0.0           0     0.0            0      0.0
Commercial Mortgage              0       0.0           0      0.0           0       0.0           0     0.0            0      0.0
Residential Mortgage             0       0.0          33     36.7           0       0.0           0     0.0            0      0.0
Installment                      0       0.0           0      0.0           0       0.0           0     0.0            0      0.0
Credit Card                      0       0.0           0      0.0           0       0.0           0     0.0            0      0.0
Other                            0       0.0           0      0.0           0       0.0           0     0.0            0      0.0
                            $    0       0.0 %    $   90    100.0 %     $  84       0.0 %    $    0     0.0 %     $    0      0.0 %
                           =========================================================================================================

Loans 90 Days Past Due -
Still Accruing              $    0                $    0                $ 418                $    0               $    0

During 1998, the Corporation had one non-accrual commercial loan and recognized no interest income on the loan. The loan was charged off in February 1998. If the loan had been accruing, $2,041 in interest income would have been recognized. Also, the Corporation had one non-accrual residential mortgage loan and recognized no interest income on the loan. The loan was charged off in June 1998. If the loan had been accruing, $1,327 in interest income would have been recognized.

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

The Corporation had no restructured loans due to troubled conditions of the borrower in any of the years presented in the above table.

The following table shows the composition of the Bank's deposit portfolio as of the dates indicated (in 000's):

                                                           December 31,
                                          1998                1997                 1996
                                                % of               % of                  % of
                                   Amount      Total   Amount      Total    Amount       Total
                                 --------------------------------------------------------------
TYPES OF DEPOSITS
Demand Deposits                 $  54,670     28.86%  $ 33,601     28.90%  $ 30,402      29.69%
MMDA/Savings                      134,458      71.00    82,222     70.73     71,798      70.12
Individual Retirement Accounts        262       0.14       430      0.37        191       0.19
                                 --------------------------------------------------------------
Total Demand Deposits             189,417    100.00%   116,253    100.00%   102,391     100.00%

Certificates of Deposit
   Under $100,000                  62,309      57.43    48,932     56.26     38,082      56.20
   Over $100,000                   39,657      36.55    32,769     37.67     25,716      37.95
Individual Retirement  Accounts     6,531       6.02     5,280      6.07      3,959       5.85
                                 --------------------------------------------------------------
Total Certificates of Deposit     108,497    100.00%    86,981    100.00%    67,757     100.00%
                                 --------             --------             --------

Total Deposits                   $297,914             $203,234             $170,148
                                 ========             ========             ========

The Corporation experienced an increase in cash and cash equivalents, its primary source of liquidity, of $15,101,820 during 1998. The primary financing activity for 1998 was deposit growth which provided net cash of $94,680,122. Lending used $69,959,495 and increasing federal funds sold used $725,000. The Corporation's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation's liquidity position.

The following table illustrates the projected maturities and the repricing mechanisms of the major asset/liabilities categories of the Corporation as of December 31, 1998, based on certain assumptions. No prepayment rate assumptions have been made for the loan portfolio. Maturity and repricing dates for investments have been projected by applying the assumptions set forth below to contractual maturity and repricing dates.

                                 0-180 DAYS     181-365   1-2 YEARS   2-3 YEARS   3-5 YEARS    5+ YEARS     NON-INTEREST  TOTAL
                                                   DAYS                                                  EARNING/BEARING
-----------------------------------------------------------------------------------------------------------------------------------
Interest-Earning Assets:
-----------------------------------------------------------------------------------------------------------------------------------
     Fed Funds/Overnight Time    26,150,000                                                                              26,150,000
     Investments                 61,239,526   6,966,751   1,806,895   3,036,908   4,087,665   2,569,742                  79,707,487
-----------------------------------------------------------------------------------------------------------------------------------
Loans:
-----------------------------------------------------------------------------------------------------------------------------------
    Commercial & Industrial:
       Fixed                      5,302,004   4,137,025   7,256,268   4,950,224   4,672,549   1,389,933              0   27,708,003
       Variable                  36,857,608                                                                              36,857,608
-----------------------------------------------------------------------------------------------------------------------------------
    Loans Secured by Real Estate:
       Fixed                      3,521,163   2,686,644   5,351,063   5,181,863   8,326,300  17,770,586              0   42,837,619
       Variable                  32,523,901   2,836,538   3,168,532   6,187,523  17,607,120  21,570,569                  83,894,183
-----------------------------------------------------------------------------------------------------------------------------------
    Other:
       Fixed                        690,292     568,869     932,339     866,974   1,390,637       8,490        206,628    4,714,229
       Variable                  23,054,553   8,781,547                                                                  31,836,100
-----------------------------------------------------------------------------------------------------------------------------------
Total Interest-Earning Assets   189,339,047  25,977,374  18,565,097  20,223,492  36,084,271  43,309,320        206,628  333,705,229
-----------------------------------------------------------------------------------------------------------------------------------
Non-Interest Earning Assets                                                                                 24,894,872   24,894,872
-----------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                                                            358,600,101
-----------------------------------------------------------------------------------------------------------------------------------

                                       0-180 Days   181-365     1-2 Years    2-3 Years   3-5 Years
                                                     Days
----------------------------------------------------------------------------------------------------
                                       <>C
Interest-Bearing Liabilities:
----------------------------------------------------------------------------------------------------
     Demand Deposits                       88,690
----------------------------------------------------------------------------------------------------
     Interest-Bearing Demand           25,919,567
----------------------------------------------------------------------------------------------------
     Savings Deposits
----------------------------------------------------------------------------------------------------
     Money Market Accounts            106,832,118
----------------------------------------------------------------------------------------------------
     Certificate of Deposits           27,954,718   25,761,214   9,644,138    2,166,915   1,429,664
----------------------------------------------------------------------------------------------------
     Jumbo CD's                        24,068,883   11,714,774   2,860,868    1,047,696     525,690
----------------------------------------------------------------------------------------------------
     Repurchase Agreements             25,558,206
----------------------------------------------------------------------------------------------------
     FHLB Advances                                                                       14,000,000
----------------------------------------------------------------------------------------------------
Total Interest-Bearing Liabilities    210,422,182   37,475,988  12,505,006    3,214,611  15,955,354
----------------------------------------------------------------------------------------------------
Non-Interest Bearing Liabilities
----------------------------------------------------------------------------------------------------
Shareholder's Equity
----------------------------------------------------------------------------------------------------
Total Liabilities and Shareholder's
Equity
----------------------------------------------------------------------------------------------------
Interest Sensitivity Gap per Period  (21,083,135) (11,498,614)   6,060,091   17,008,881  20,128,917
====================================================================================================
Cumulative Interest Sensitivity      (21,083,135) (32,581,749) (26,521,658) (9,512,777)  10,616,140
Gap
====================================================================================================
Interest Sensitivity Gap as a              -6.32%       -3.45%       1.82%        5.10%       6.03%
Percentage of Earning assets
====================================================================================================
Cumulative Sensitivity Gap as a
   Percentage of Earning Assets            -6.32%       -9.76%      -7.95%       -2.85%       3.18%
====================================================================================================

                                       5+ Years  Non-Interest     Total
                                                 Earning/Bearing
---------------------------------------------------------------------------
Interest-Bearing Liabilities:
---------------------------------------------------------------------------
     Demand Deposits                                54,581,318   54,670,008
---------------------------------------------------------------------------
     Interest-Bearing Demand                                     25,919,567
---------------------------------------------------------------------------
     Savings Deposits                                1,732,668    1,732,668
---------------------------------------------------------------------------
     Money Market Accounts                                      106,832,118
---------------------------------------------------------------------------
     Certificate of Deposits            1,184,840                68,141,489
---------------------------------------------------------------------------
     Jumbo CD's                           400,000                40,617,911
---------------------------------------------------------------------------
     Repurchase Agreements                                       25,558,206
---------------------------------------------------------------------------
     FHLB Advances                                               14,000,000
---------------------------------------------------------------------------
Total Interest-Bearing Liabilities      1,584,840   56,313,986  337,471,967
---------------------------------------------------------------------------
Non-Interest Bearing Liabilities                     1,772,702    1,772,702
---------------------------------------------------------------------------
Shareholder's Equity                                19,355,432   19,355,432
---------------------------------------------------------------------------
Total Liabilities and Shareholder's
Equity                                                          358,600,101
---------------------------------------------------------------------------
Interest Sensitivity Gap per Period    41,724,480 (52,340,620)
===========================================================================
Cumulative Interest Sensitivity        52,340,620          (0)
Gap
===========================================================================
Interest Sensitivity Gap as a              12.50%      -15.68%
Percentage of Earning assets
===========================================================================
Cumulative Sensitivity Gap as a
   Percentage of Earning Assets            15.68%        0.00%
===========================================================================

CAPITAL RESOURCES

The Corporation's only source of capital since commencing operations has been from issuance of common stock and results of operations. It has not issued long term debt nor does it have any long term debt facility arrangements. The Bank has incurred indebtedness pursuant to FHLB advances as follows:


                      Amount        Rate        Maturity
                      ------        ----        --------
                  $ 2,000,000        6.40%      08/01/2001
                    6,000,000        5.66%      09/04/2003
                    3,000,000        5.39%      10/03/2005
                    3,000,000        5.55%      10/02/2005
                 ------------
                  $14,000,000

The Bank may add indebtedness of this nature in the future if determined to be in the best interest of the Bank. In late 1995, the Corporation increased its common stock by approximately $5,000,000 with the sale of 400,000 shares. Capital for the Corporation is above regulatory requirements at December 31, 1998. Pertinent capital ratios for the Corporation as of December 31, 1998 are as follows:

                                                      Minimum
                                          Actual    Requirements
                                          ------    -------------
Tier 1 risk-based capital ratio             8.3%        4.0%
Total risk-based capital ratio              9.5%        8.0%
Leverage ratio                              5.5%        4.0%

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


FORWARD-LOOKING STATEMENTS

The sections that follow, Market Risk and Other, contain certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements involve significant risks and uncertainties including changes in general economic and financial market conditions, the Corporation's ability to execute its business plans, including its plan to address the Year 2000 issue, and the ability of third parties to effectively address their Year 2000 issues. Although the Corporation believes the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially.


MARKET RISK

Market risk is the risk of loss due to adverse changes in market prices and rates. The Corporation's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. Management actively monitors and manages its interest rate exposure.

The Corporation's profitability is affected by fluctuations in interest rates. A sudden and substantial increase in interest rates may adversely impact the Corporation's earnings to the extent that the interest rates earned by assets and paid on liabilities do not change at the same speed, to the same extent, or on the same basis. The Corporation monitors the impact of changes in interest rates on its net interest income. The Corporation attempts to maintain a relatively neutral gap between earning assets a d liabilities at various time intervals to minimize the effects of interest rate risk. The Corporation also performs a 200 basis point upward interest rate shock and makes sure that there is not an adverse impact on its annual net interest income.

The following table shows the impact of a 200 basis upward shock on the Corporation's Gap Report as of December 31, 1998 (in $000's):

Current                                                        Cost/Revenue
                                            Under 1 Year        Over 1 Year              Total
                                            ------------        -----------              -----
Assets                                           $14,211             $8,796            $23,007
Liabilities / Equity                              11,112              1,949             13,061
                                               ---------             ------            -------
Net Interest Income                              $ 3,099             $6,847            $ 9,946

Shock Calculation                                              Cost/Revenue
                                            Under 1 Year        Over 1 Year              Total
                                            ------------        -----------              -----
Assets                                           $17,196             $8,796            $25,992
Liabilities / Equity                              14,475              1,949             16,424
                                                 -------             ------            -------
Net Interest Income                              $ 2,721             $6,847            $ 9,568

Summary:
Net interest income - current                     $9,946
Net interest income - shocked                      9,568
                                                  ------
Change $                                         $   378
Change %                                          -3.95%

OTHER
YEAR 2000

Many computer programs do not properly recognize a year that begins with "20" instead of "19". If not corrected, many computer applications could fail or create erroneous results. In the unlikely event that all phases of the Year 2000 program are not completed, the Bank could be materially adversely affected as a result of not being able to process transactions related to its core business activities. In addition, noncompliance by third parties (including loan customers) and disruptions to the economy in general resulting from Year 2000 issues could also have a negative impact of undeterminable magnitude on The National Bank of Indianapolis.

Management has completed an assessment of all its computer systems and software and other operating equipment used in the daily operation of the Bank that could be affected by the Year 2000. Management has established a plan to thoroughly address the issues related to the Year 2000.

Management divided all computer systems and software and operating equipment into two separate categories - Mission Critical and all other. Mission Critical refers to computer systems and software and operating equipment that is the most critical to the daily operation of the Bank. Assessment, remediation, and testing of all mission critical computer systems and software and operating equipment will be substantially completed by the end of March 1999. Assessment and remediation of all non-mission critical computer systems and software and operating equipment has been substantially completed with testing to be completed by the end of June 1999.

Management is also working with significant loan customers to monitor the progress of their Year 2000 efforts.

Management believes that it has an effective plan in place to resolve the Year 2000 issue in a timely manner. Regular status reports are made by Management to the Bank's Board of Directors relating to Year 2000. The Corporation currently has contingency plans in place in the event it does not complete all phases of the Year 2000 program.

Since the Bank's main computer and software services are provided by outside third-party vendors, the cost to make computer systems and software and operating equipment Year 2000 compliant is estimated to be immaterial.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------


                         Report of Independent Auditors


Board of Directors
The National Bank of Indianapolis Corporation


We have audited the accompanying consolidated balance sheets of The National Bank of Indianapolis Corporation as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The National Bank of Indianapolis Corporation at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                    /S/ Ernst & Young LLP

Indianapolis, IN
January 29, 1999

                 The National Bank of Indianapolis Corporation

                          Consolidated Balance Sheets


                                                                                 December 31
                                                                           1998                 1997
                                                                  ----------------------------------------
Assets
Cash and due from banks                                              $     26,547,970     $     11,446,150
Federal funds sold                                                         16,150,000           15,425,000

Available-for-sale securities                                              67,428,673           40,846,522
Held-to-maturity securities                                                10,964,214           12,298,686
                                                                  ----------------------------------------
Total investment securities                                                78,392,887           53,145,208


Loans                                                                     227,847,742          157,905,008
   Less:  Allowance for loan losses                                       (2,626,279)          (1,963,040)
                                                                  ----------------------------------------
Net loans                                                                 225,221,463          155,941,968
Premises and equipment                                                      7,124,929            3,707,907
Accrued interest                                                            1,774,536            1,685,761
Stock in federal banks                                                      1,314,600            1,168,000
Other assets                                                                2,073,716              546,714
                                                                  ----------------------------------------
Total assets                                                         $    358,600,101     $    243,066,708
                                                                  ========================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing demand deposits                               $     54,670,008     $     33,601,383
   Money market and saving deposits                                       134,746,677           82,651,421
   Time deposits over $100,000                                             40,617,911           33,384,744
   Other time deposits                                                     67,879,165           53,596,091
                                                                  ----------------------------------------
Total deposits                                                            297,913,761          203,233,639
Security repurchase agreements                                             25,558,206           19,341,555
FHLB advances                                                              14,000,000            2,000,000
Other liabilities                                                           1,772,702            1,097,267
                                                                  ----------------------------------------
Total liabilities                                                         339,244,669          225,672,461

Shareholders' equity:
   Common stock, no par value:
     Authorized shares - 1998 and 1997 - 3,000,000
     Issued and outstanding shares; 1998 - 1,908,279;
              1997-1,901,433                                               19,747,320           19,661,133
    Unearned compensation                                                   (460,394)            (699,942)
Retained earnings (deficit)                                                   112,954          (1,567,392)
Accumulated other comprehensive income                                       (44,448)                  448
                                                                  ----------------------------------------
Total shareholders' equity                                                 19,355,432           17,394,247
                                                                  ----------------------------------------
Total liabilities and shareholders' equity                           $    358,600,101     $    243,066,708
                                                                  ========================================

See accompanying notes.

                       The National Bank of Indianapolis
                                  Corporation

                       Consolidated Statements of Income

                                                                          YEARS ENDED DECEMBER 31
                                                                      1998                       1997
                                                             --------------------------------------------
Interest income:
   Interest and fees on loans                                  $    15,224,821            $    11,392,221
   Interest on investment securities                                 4,284,039                  3,251,929
   Interest on federal funds sold                                    1,542,918                    953,169
                                                             --------------------------------------------
Total interest income                                               21,051,778                 15,597,319

Interest expense:
   Interest on deposits                                             10,751,116                  8,116,427
   Interest on repurchase agreements                                 1,281,340                    758,815
   Interest on FHLB advances                                           323,215                    129,778
   Other                                                                10,871                          -
                                                             --------------------------------------------
 Total interest expense                                             12,366,542                  9,005,020
                                                             --------------------------------------------
Net interest income                                                  8,685,236                  6,592,299

Provision for loan losses                                              680,000                    624,000
                                                             --------------------------------------------
Net interest income after provision for loan losses                  8,005,236                  5,968,299

Other operating income:
   Trust fees and commissions                                          942,875                    710,543
    Service charges and fees on deposit accounts                       318,593                    239,040
    Net gain on sale of mortgage loans                                 203,354                     84,716
   Other income                                                        576,222                    262,897
                                                             --------------------------------------------
Total other operating income                                         2,041,044                  1,297,196

Other operating expenses:
   Salaries, wages and employee benefits                             4,602,132                  3,402,913
   Net occupancy expense                                               651,269                    508,631
   Furniture and equipment expense                                     537,216                    438,617
   Professional services                                               435,210                    341,883
   Data processing                                                     460,172                    369,080
   Other expenses                                                    1,482,435                  1,030,243
                                                             --------------------------------------------
Total other operating expenses                                       8,168,434                  6,091,367
                                                             --------------------------------------------
Net income before tax                                                1,877,846                  1,174,128
    Federal and state income tax                                       197,500                          -
                                                             --------------------------------------------
Net income after tax                                         $       1,680,346            $     1,174,128
                                                             ============================================

Basic earnings per share                                                 $0.90                      $0.64
                                                             ============================================

Diluted earnings per share                                               $0.84                      $0.61
                                                             ============================================

See accompanying notes.

                       The National Bank of Indianapolis
                                  Corporation

                Consolidated Statements of Shareholders' Equity

                                                                                  ACCUMULATED
                                                                    RETAINED        AND OTHER
                                       COMMON           UNEARNED    EARNINGS    COMPREHENSIVE
                                        STOCK       COMPENSATION   (DEFICIT)           INCOME           TOTAL
                                 ----------------------------------------------------------------------------
Balance at December 31, 1996      $18,645,376         $          $(2,741,520) $        95,448   $  15,999,304

Comprehensive income:
    Net income                              -                  -   1,174,128                -       1,174,128
    Other comprehensive income
       Net unrealized loss on
         investments                        -                  -           -         (95,000)        (95,000)
                                                                                                 ------------
Total comprehensive income                  -                  -           -                -       1,079,128

Issuance of stock (79,658 shares)   1,015,757          (849,465)           -                -         166,292
Compensation earned                         -            149,523           -                -         149,523
                                 ----------------------------------------------------------------------------
Balance at December 31, 1997       19,661,133          (699,942)  (1,567,392)             448      17,394,247

Comprehensive income:
     Net income                             -                  -   1,680,346                -       1,680,346
    Other comprehensive income
       Net unrealized loss on
         investments, net of tax
         of $32,852                         -                  -           -         (44,896)        (44,896)
                                                                                                 ------------
Total comprehensive income                  -                  -           -                -       1,635,450

Issuance of stock (6,846 shares)       86,187           (14,000)           -                -          72,187
Compensation earned                         -            253,548           -                -         253,548
                                 ----------------------------------------------------------------------------
Balance at December 31, 1998      $19,747,320         $(460,394) $   112,954  $      (44,448)   $  19,355,432
                                 ============================================================================

See accompanying notes

                       The National Bank of Indianapolis
                                  Corporation

                     Consolidated Statements of Cash Flows

                                                                             Years ended December 31
                                                                             1998                1997
                                                                  ---------------------------------------
Operating activities
Net income                                                            $     1,680,346    $      1,174,128
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Provision for loan losses                                                680,000             624,000
     Depreciation and amortization                                            608,624             513,197
     Net accretion of investments                                           (714,539)           (436,467)
     Increase (decrease) in:
       Interest receivable                                                   (88,775)           (488,251)
       Other assets                                                       (1,494,150)           (117,241)
       Increase (decrease) in:
          Other liabilities                                                   675,435             109,603
                                                                  ---------------------------------------
Net cash provided by operating activities                                   1,346,941           1,378,969

INVESTING ACTIVITIES
Net change in federal funds sold                                            (725,000)           5,250,000
Proceeds from maturities of investment securities held to
      maturity                                                              2,369,193           5,130,350
Proceeds from maturities of investment securities
     available for sale                                                    84,204,222          50,497,348
Purchases of investment securities held to maturity                       (1,117,056)         (8,571,759)
Purchases of investment securities available for sale                   (110,213,847)        (62,040,168)
Net increase in loans                                                    (69,959,495)        (35,090,195)
Purchases of premises and equipment                                       (4,025,646)           (644,987)
                                                                  ---------------------------------------
Net cash used by investing activities                                    (99,467,629)        (45,469,411)

FINANCING ACTIVITIES
Net increase in deposits                                                   94,680,122          33,085,577
Increase in security repurchase agreements                                  6,216,651           7,358,206
Increase in FHLB borrowings                                                12,000,000                   -
Proceeds from issuance of stock                                               325,735             315,815
                                                                  ---------------------------------------
Net cash provided by financing activities                                 113,222,508          40,759,598
                                                                  ---------------------------------------

Increase (decrease) in cash and cash equivalents                           15,101,820         (3,330,844)
Cash and cash equivalents at beginning of year                             11,446,150          14,776,994
                                                                  ---------------------------------------
Cash and cash equivalents at end of year                              $    26,547,970    $     11,446,150
                                                                  =======================================

Interest paid                                                         $    12,221,455    $      8,932,800
                                                                  =======================================
Income taxes paid                                                     $     1,304,090    $         72,147
                                                                  =======================================

See accompanying notes.

                       The National Bank of Indianapolis
                                  Corporation

                   Notes to Consolidated Financial Statements

                               December 31, 1998

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

RECLASSIFICATIONS

Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 presentation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECENT ACCOUNTING AND REPORTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which established standards for the reporting and display of comprehensive income and its components in a full set of comparative general-purpose financial statements. The statement became effective for the Corporation in 1998. Comprehensive income is defined in this statement as net income plus other comprehensive income, which, under existing accounting standards includes foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income is reported by the Corporation in the consolidated statements of shareholders' equity.

2. RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

The Corporation is required to maintain average reserve balances with the Federal Reserve Bank or as cash on hand or on deposit with a correspondent bank. The required amount of reserve was approximately $25,000 and $1,081,000 at December 31, 1998 and 1997, respectively.

3. INVESTMENT SECURITIES

The following is a summary of available-for-sale securities and held-to-maturity securities:

                                                          AVAILABLE-FOR-SALE SECURITIES
                                    ----------------------------------------------------------------------
                                                           Gross             Gross          Estimated
                                        AMORTIZED        Unrealized       Unrealized           Fair
                                          COST              Gain              Loss            Value
                                    ----------------------------------------------------------------------
December 31, 1998
U.S. Treasury securities                  $ 6,496,513           $ 9,775      $   (6,428)      $  6,499,860
U.S. Government agencies                   42,175,157               678         (22,534)        42,153,301
Collateralized mortgage obligations        15,984,303            13,252         (73,043)        15,924,512
Asset-backed securities                     2,850,000             1,000                -         2,851,000
                                    ----------------------------------------------------------------------
                                          $67,505,973           $24,705       $(102,005)       $67,428,673
                                    ======================================================================
December 31, 1997
U.S. Treasury securities                 $  3,470,956           $23,424     $          -      $  3,494,380
U.S. Government agencies                   28,120,198             4,369         (25,832)        28,098,734
Collateralized mortgage obligations         6,404,920             2,833          (8,133)         6,399,620
Asset-backed securities                     2,850,000             3,787                -         2,853,788
                                    ======================================================================
                                          $40,846,074           $34,413        $(33,965)       $40,846,522
                                    ======================================================================

                                                HELD-TO-MATURITY SECURITIES
                                    ----------------------------------------------------------------------
                                                           Gross             Gross          Estimated
                                        AMORTIZED        Unrealized       Unrealized           Fair
                                          COST              Gain             Loss             Value
                                    ----------------------------------------------------------------------
December 31, 1998
Collateralized mortgage obligations       $10,839,214           $75,600           $(333)       $10,914,481
Other securities                              125,000             4,488                -           129,488
                                    ----------------------------------------------------------------------
                                          $10,964,214           $80,088           $(333)       $11,043,969
                                    ======================================================================
December 31, 1997
Collateralized mortgage obligations       $12,198,686          $155,089         $(1,287)       $12,352,488
Other securities                              100,000             3,834                -           103,834
                                    ----------------------------------------------------------------------
                                          $12,298,686          $158,923         $(1,287)       $12,456,322
                                    ======================================================================

There were no sales of investment securities in 1998 or 1997.

Investment securities with a carrying value of approximately $32,100,000 and $22,110,000 at December 31, 1998 and 1997, respectively were pledged as collateral for bankruptcy accounts to the U.S. Department of Justice, Treasury Tax and Loan, and securities sold under agreements to repurchase.

The amortized cost and estimated fair value of debt and marketable equity securities at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                                                     Estimated
                                                                  Amortized             Fair
                                                                     Cost               Value
                                                              -----------------------------------
Available-for-Sale
Due in one year or less                                              $49,426,117      $49,411,375
Due after one year through five years                                 18,079,856       18,017,298
                                                              -----------------------------------
                                                                     $67,505,973      $67,428,673
                                                              ===================================
Held-to-Maturity
Due after five years through ten years                               $   125,000      $   129,488
Collateralized mortgage obligations                                   10,839,214       10,914,481
                                                              -----------------------------------
                                                                     $10,964,214      $11,043,969
                                                              ===================================

4. Loans and Loan Commitments

Loans consist of the following at December 31:

                                                                       1998             1997
                                                              -----------------------------------
Loans secured by real estate                                        $126,731,804     $ 80,823,913
Commercial and industrial loans                                       64,559,573       58,248,447
Loans to individuals for household, family, and other
   consumer expenditures                                              36,556,365       18,832,648
                                                              -----------------------------------
Total loans                                                         $227,847,742     $157,905,008
                                                              ===================================

In the normal course of business, the Corporation has outstanding letters of credit and loan commitments to meet the financing needs of its customers. At December 31, 1998 and 1997, unused loan commitments totaled approximately $79,746,309 and $70,926,833, respectively. Since some of these commitments are expected to expire without being drawn upon, the outstanding amounts do not necessarily represent future cash requirements.

Activity in the allowance for loan losses was as follows:

                                                                        1998             1997
                                                              -----------------------------------
Beginning balance                                                     $1,963,040       $1,355,800
Loans charged off (net)                                                 (16,761)         (16,760)
Provision for loan losses                                                680,000          624,000
                                                              -----------------------------------
Ending balance                                                        $2,626,279       $1,963,040
                                                              ===================================

No loans were determined to be impaired at December 31, 1998. At December 31, 1997 two loans with a combined balance of $74,000 were considered to be impaired. The average balance of impaired loans during 1998 and 1997 was immaterial.

Loans are entirely to borrowers in the Central Indiana area.

5. PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

                                                                        1998             1997
                                                              -----------------------------------
Land and improvements                                                 $2,270,444      $ 1,789,444
Building and improvements                                              3,315,464          660,639
Construction in progress                                                  53,945           62,758
Leasehold improvements                                                   847,931          674,324
Furniture and equipment                                                2,824,693        2,099,665
                                                              -----------------------------------
                                                                       9,312,477        5,286,830
Less accumulated depreciation and amortization                       (2,187,548)      (1,578,923)
                                                              -----------------------------------
Net premises and equipment                                            $7,124,929      $ 3,707,907
                                                              ===================================

The Corporation purchased the downtown office building which houses the main office and was previously being leased from a third party on December 2, 1998 for $3,100,000.

Certain Corporation facilities and equipment are leased under various operating leases. Rental expense under these leases was $309,255 and $246,996 for 1998 and 1997, respectively.

Future minimum rental commitments under noncancelable leases are:


                                          1999                 $  92,834
                                          2000                   108,834
                                          2001                   108,452
                                          2002                    88,202
                                          2003                    84,088
                                    Thereafter                   337,415
                                                        ----------------
                                                                $819,825
                                                        ================

6. LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others was $37,146,000 and $15,575,000 at December 31, 1998 and 1997, respectively.

7. DEPOSITS

At December 31, 1998 the stated maturities of time deposits are as follows:

                                                                                                Greater
                                                                             Less than            than
                                                                             $100,000           $100,000
                                                                       -----------------------------------
Mature in three months or less                                              $  8,827,911       $15,256,517
Mature after three months through six months                                  18,515,466         8,812,366
Mature after six months through twelve months                                 25,883,570        11,714,774
Mature in 2000                                                                 9,870,799         2,860,868
Mature in 2001                                                                 2,166,914         1,047,696
Thereafter                                                                     2,614,505           925,690
                                                                       -----------------------------------
                                                                             $67,879,165       $40,617,911
                                                                       ===================================

8. OTHER BORROWINGS

Security repurchase agreements are short-term borrowings that generally mature within one to three days from the transaction date. At December 31, 1998 and 1997 the weighted average interest rate on these borrowings was 4.83% and 5.05%, respectively.

All of the FHLB advances have a fixed interest rate and require monthly interest payments. The principal balances for each of the advances is due at maturity. The advances are secured by a pledge covering certain of the Corporation's mortgage loans and investment securities. A schedule of the FHLB advances is as follows:


     Amount              Rate             Maturity
--------------------------------------------------------

 $      2,000,000        6.40%              8/1/2001
        6,000,000        5.66%              9/4/2003
        3,000,000        5.39%             10/3/2005
        3,000,000        5.55%             10/2/2008
 ----------------
 $     14,000,000
 ================

9. STOCK OPTION AND EMPLOYEE BENEFIT PROGRAMS

The Board of Directors of the Corporation adopted stock option plans for directors and key employees at the initial formation of the Bank in 1993. The Board of Directors authorized 130,000 shares in 1993 and an additional 90,000 shares during 1996 to be reserved for issuance under the Corporation's stock option plan. All of the options in these plans remain exercisable for a period of 10 years from the date of issuance, subject to the terms and conditions of the plans.

Shares subject to outstanding options are summarized as follows:

                                                                 DECEMBER 31
                                                   1998                           1997
                                    -------------------------------------------------------------
                                                         Weighted-                      Weighted-
                                                          Average                        Average
                                                          Exercise                       Exercise
                                         OPTIONS           Price       Options           Price
                                    -------------------------------------------------------------
Options outstanding at beginning
   of year                               175,400           $11.01      131,500            $10.29
New options granted                       17,000           $14.82       47,500            $12.93
Options exercised                        (2,400)           $10.00       (1,800)           $10.00
Options forfeited                              -                -       (1,800)           $10.00
Options outstanding at end of
   year                                  190,000           $11.36       175,400           $11.01
                                    ============                    ===========

Exercisable at year end                  163,000           $11.09      128,600            $10.70
Weighted-average fair value of
   options granted during the year
                                                           $ 5.74                            $  5.64

As of December 31, 1998, total shares which may be purchased under the plans is 190,000 with option prices ranging from $10.00 to $15.00. The weighted-average remaining contractual life of those options is 6.7 years.

The Board of Directors also approved a restricted stock plan in 1993. Shares reserved by the Corporation for the restricted stock plan include 50,000 shares in 1993 and an additional 20,000 shares during 1996. In 1994, the Corporation issued 48,000 shares under this plan to employees subject to the terms and conditions of the restricted plan. These restricted shares were originally issued with a requirement that they would not vest unless a defined net income level was achieved, and to the extent the restricted shares issued were not vested by 2001, they would expire. During 1997, the restriction on these shares was modified, eliminating the defined net income threshold and specifying a vesting schedule of 50% as of July 1, 1998, and 25% as of July 1, 1999 and 2000. As a result of the 1997 modification, the Corporation recorded the stock issuance in shareholders' equity with an offsetting contra-equity account, unearned compensation, equal to the fair market value of the shares at the date of the modification of $611,000. The unearned compensation is being amortized over the vesting period and the amortization is included in salaries and wages expense.

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

Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Corporation has accounted for its stock options, restricted stock and warrants granted under the fair value method of that Statement. The fair value for the options and warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 6.56% and 5.89%; a dividend yield of 0%; volatility factor of the expected market price of the Corporation's common stock of .001; and an expected life of the options of 10 years. The fair value for the restricted stock issued in 1994 was estimated to equal the fair value of unrestricted stock and be restricted for a weighted average of six years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over their vesting periods. Also, for purposes of pro forma disclosure, the estimated fair value of restricted stock issued in 1994 is amortized to expense through June 30, 1998, when compensation was recorded for these shares as a result of modifications of the restrictions. The Corporation's pro forma information follows:


                                                 1998             1997
                                       -----------------------------------

Pro forma net income                           $1,561,978       $1,047,828
Pro forma earnings per share:
   Basic                                       $      .84       $      .57
   Diluted                                     $      .78       $      .55

Effective January 1, 1994, the Corporation adopted a trusteed 401(k) retirement savings plan covering substantially all employees and encouraging employee contributions. Employer contributions include Board of Director discretionary contributions and the matching of a portion of employee contributions. The Corporation expensed approximately $55,000 and $39,000 for employer contributions to the plan during 1998 and 1997, respectively.

10. DIVIDEND AND LOAN LIMITATION AND REGULATORY CAPITAL RATIOS

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

The Federal Reserve Board has established standards for measuring capital adequacy based on "risk-weighting" assets according to potential credit risk and classifying capital into two tiers. At December 31, 1998, the Corporation's Tier 1 capital, consisting of shareholders' equity, was $19,399,880. Tier 2 capital, which consists of the allowance for loan losses, amounted to $2,626,279. Total qualifying capital, combining Tier 1 and Tier 2 capital, therefore, amounted to $22,026,159 and risk-weighted assets (including off-balance sheet exposures) totaled $232,998,683 against which Tier 1 and Tier 1 plus Tier 2 capital are compared to determine risk-based capital ratios. The capital adequacy standards also require a minimum leverage ratio which represents the ratio of total qualifying capital to total adjusted assets.

As shown in the following table, the Corporation's regulatory capital ratios are above minimum levels as of December 31, 1998 and 1997.


                                                               Minimum
                                               ACTUAL        Requirements
                                       -----------------------------------
As of December 31, 1998
Tier 1 risk-based capital ratio                      8.3%             4.0%
Total risk-based capital ratio                        9.5              8.0
Leverage ratio                                        5.5              4.0

AS OF DECEMBER 31, 1997
Tier 1 risk-based capital ratio                     10.8%             4.0%
Total risk-based capital ratio                       12.1              8.0
Leverage ratio                                        7.3              4.0


11. RELATED PARTIES

Certain directors and principal shareholders of the Corporation, including their families and companies in which they are principal owners, were loan customers of and had other transactions with the Corporation or its subsidiary in the ordinary course of business during 1998. The aggregate dollar amount of these loans was approximately $4,917,128 and $2,590,841 on December 31, 1998 and 1997, respectively. All of the loans made were on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with unrelated parties. The amounts do not include loans made in the ordinary course of business to companies in which officers or directors of the Corporation are either officers or directors, but are not principal owners, of such companies.

During 1998, new loans to these parties amounted to $2,496,977 and repayments amounted to $170,689.

12. INCOME TAXES

The Corporation applies a federal income tax rate of 34% and a state tax rate of 8.5% in the computation of tax expense or benefit. The provision for income taxes consisted of the following:


                                                      1998         1997
                                                ---------------------------

Current tax expense                                 $1,068,011   $  808,000
Net operating loss carryforward benefit                      -    (409,000)
Deferred tax benefit                                 (316,944)    (295,000)
Reduce valuation allowance for deferred
   tax assets                                        (553,567)    (104,000)
                                                ---------------------------
                                                    $  197,500   $        -
                                                ===========================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are recognized for the estimated tax effects attributable to deductible temporary differences and operating loss carryforwards, net of any valuation allowances for amounts which may not be realized by the Corporation

The components of the Corporation's net deferred tax assets in the consolidated statement of condition as of December 31 are as follows:


                                                       1998          1997
                                                  ---------------------------
Deferred tax assets:
   Allowance for loan losses                         $1,040,269     $ 785,200
   Other                                                255,219       162,725
                                                  ---------------------------
     Total deferred tax assets                        1,295,488       947,925
   Valuation allowance for deferred tax assets                -     (553,567)
                                                  ---------------------------
     Net deferred tax assets                         $1,295,488     $ 394,358
                                                  ===========================

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair values of the Corporation's financial instruments at December 31 are as follows:

                                                   1998                               1997
                                    ----------------------------------------------------------------------
                                        CARRYING            Fair           Carrying            Fair
                                         AMOUNT            Value            Amount            Value
                                    ----------------------------------------------------------------------
ASSETS
Cash and due from banks                 $  26,547,970     $  26,547,970    $  11,446,150     $  11,446,150
Federal funds sold                         16,150,000        16,150,000       15,425,000        15,425,000
Investment securities available-for-
   sale                                    67,428,673        67,428,673       40,846,522        40,846,522
Investment securities held-to-
   maturity                                12,278,814        12,358,569       13,466,686        13,624,322
Net loans                                 225,221,463       227,338,847      155,941,968       157,017,483

LIABILITIES
Deposits                                  297,913,761       299,408,327      203,233,639       203,384,691
Short-term borrowings                      25,558,206        25,558,206       19,341,555        19,341,555
FHLB advances                              14,000,000        14,000,000        2,000,000         2,000,000

OFF-BALANCE-SHEET INSTRUMENTS
Loan commitments                                    -           147,726                -           316,042
Standby and commercial letters of
credit                                              -            50,431                -            44,582

14. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                             1998              1997
                                                                       -----------------------------------
Net income                                                                    $1,680,346        $1,174,128
                                                                       ===================================


Weighted average shares for basic earnings per share                           1,867,710         1,830,600

 Effect of dilutive securities:
   Employee stock options                                                         27,710            15,077
   Restricted Stock                                                               23,520            39,300
   Warrants                                                                       76,905            46,589
                                                                       -----------------------------------
                                                                                 128,135           100,966
                                                                       -----------------------------------

 Shares for diluted earnings per share - weighted
   average shares and assumed conversions                                      1,995,845         1,931,566
                                                                       ===================================

Basic earnings per share                                                           $0.90             $0.64
                                                                       ===================================

Diluted earnings per share                                                         $0.84             $0.61
                                                                       ===================================

15. PARENT COMPANY FINANCIAL STATEMENTS

The condensed financial statements of the Corporation, prepared on a parent company unconsolidated basis, are presented as follows:

BALANCE SHEET

                                                                                   DECEMBER 31
                                                                             1998              1997
                                                                       -----------------------------------
Assets
Cash                                                                         $   472,073       $   246,264
Investment in The National Bank of Indianapolis                               18,969,359        17,171,214
                                                                       -----------------------------------
Total assets                                                                 $19,441,432       $17,417,478
                                                                       ===================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Other liabilities                                                            $    86,000       $    23,231
                                                                       -----------------------------------
Total liabilities                                                                 86,000            23,231

Shareholders' equity                                                          19,355,432        17,394,247
                                                                       -----------------------------------
Total liabilities and shareholders' equity                                   $19,441,432       $17,417,478
                                                                       ===================================

STATEMENTS OF INCOME

                                                                            YEARS ENDED DECEMBER 31
                                                                               1998              1997
                                                                       -----------------------------------
Interest income                                                             $      9,299      $     51,905

Expenses:
   Unearned compensation amortization                                            253,493           149,523
   Other expenses                                                                 25,212            28,837
                                                                       -----------------------------------
Total expenses                                                                   278,705           178,360
                                                                       -----------------------------------
Net loss before tax benefit and equity in undistributed
   net loss of The National Bank of Indianapolis                               (269,406)         (126,455)
                                                                       -----------------------------------
Tax benefit                                                                      106,712                 -
                                                                       -----------------------------------

Net loss before equity in undistributed net income of The National
   Bank of Indianapolis                                                        (162,694)         (126,455)

Equity in undistributed net income of The National Bank of
   Indianapolis                                                                1,843,040         1,300,583
                                                                       -----------------------------------
Net income                                                                    $1,680,346        $1,174,128
                                                                       ===================================

STATEMENTS OF CASH FLOWS

                                                                            Years ended December 31
                                                                             1998              1997
                                                                       -----------------------------------
Operating activities
Net income                                                                    $1,680,346       $ 1,174,128
Adjustments to reconcile net income to net cash provided by operating activities:
     Undistributed income of The National Bank of Indianapolis               (1,843,040)       (1,300,583)
     Unearned compensation amortization                                          253,493           149,523
     Increase in liabilities                                                      62,823               423
                                                                       -----------------------------------
Net cash provided by operating activities                                        153,622            23,491

INVESTING ACTIVITIES
Capital contribution to The National Bank of Indianapolis                              -       (1,000,000)
                                                                       -----------------------------------
Net cash used by investing activities                                                  -       (1,000,000)

FINANCING ACTIVITIES
Proceeds from issuance of stock                                                   72,187           166,292
                                                                       -----------------------------------
Net cash provided by financing activities                                         72,187           166,292
                                                                       -----------------------------------

Increase (decrease) in cash and cash equivalents                                 225,809         (810,217)

Cash and cash equivalents at beginning of year                                   246,264         1,056,481
                                                                       -----------------------------------
Cash and cash equivalents at end of year                                     $   472,073      $    246,264
                                                                       ===================================

16. YEAR 2000 (UNAUDITED)

The Corporation has established a plan to thoroughly address the issues related to the Year 2000. Management of the Corporation has finished an assessment of systems, programs, computers, and equipment used in the daily operation of the Bank. In most cases, key systems and equipment are already Year 2000 compliant. Some systems and equipment have been identified as needing remediation and work is well under way by the appropriate third-party vendors. In most cases, all necessary remediation is expected to be completed by March 31, 1999 with testing to follow. In addition, regular status reports are made by management to the Bank's Board of Directors.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
------------------------------------------------------------------------

         Not applicable.


PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.
----------------------------------------------------------------------

         The following sets forth information as to each director and each executive officer of the Corporation and the Bank as of December 31, 1998, including their ages, present principal occupations, other business experience during the last five years and directorships in other publicly held companies. Each individual's service with the Corporation and the Bank began at the formation of the Corporation in 1993, unless otherwise noted. In addition, all current directors of the Corporation are also current directors of the Bank. Certain family relationships exist among the directors of the Corporation. Michael S. Maurer and Morris L. Maurer are cousins. There are no arrangements or understandings between any of the directors pursuant to which any of them have been selected for their respective positions.

         MICHAEL S. MAURER - Age 56, Term Expires 2001. Mr. Maurer, the chairman of the board of the Corporation and the Bank, was self-employed as an attorney from 1969 through 1988. In 1987 Mr. Maurer became chief executive officer and fifty percent owner of MYSTAR Corp., a broadcasting company which owns Indianapolis radio stations WTPI, WZPL-FM and WMyS-AM. In 1990 Mr. Maurer became chief executive officer and fifty percent owner of IBJ Corp., a publishing company which owns The Indianapolis Business Journal, The Court and
Commercial Record, and the Indiana Lawyer.   From April 1991 through December
1992, Mr. Maurer served as a director and member of the Executive Committee of Merchants National Bank/National City Bank, Indianapolis, Indiana. Mr. Maurer is currently a director of IPALCO Enterprises, Inc. and Indianapolis Power and Light Company.

         MORRIS L. MAURER - Age 47, Term Expires 1999. Mr. Maurer is the president, chief executive officer and a director of the Corporation and the Bank. He was employed by Indiana National Bank/INB Financial Corporation from 1975 through 1992. In Mr. Maurer's capacity as senior vice president, he was responsible for corporate-wide strategic planning, venture capital, chairman of corporate and lead bank ALCO committees, mergers and acquisitions, and economic research. As chief financial officer, Mr. Maurer was responsible for general accounting, controller, investment, funds desk, security sales and brokerage functions. In addition, Mr. Maurer was a member of the executive management committee, and chairman of the state-wide bank integration committee.

         PHILIP B. ROBY - Age 55, Term Expires 2000. Mr. Roby is the executive vice president, chief operating officer and a director of the Corporation and the Bank and is also the chief lending officer of the Bank. He began his career at Indiana National Bank in 1965 in its Management Training Program. During the years between 1967 to 1973, Mr. Roby worked as a Commercial Lending Officer and Correspondent Banking Officer at Indiana National Bank. In 1973, he was named manager of the Commercial Credit Department with responsibility for the Commercial Credit Training Program in Commercial Loan Analysis. In 1975, he became president of two real estate subsidiaries of the parent holding company, Indiana National Financial Corporation.

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

         JAMES M. CORNELIUS - Age 55, Term Expires 2001. Mr. Cornelius, a director, is chairman of the board of directors of Guidant Corporation, a global medical device company traded on the New York and Pacific Stock Exchanges. He was elected to this position in September 1994 and joined Guidant full time following his retirement from Eli Lilly and Company in October 1995. He served as vice president of finance and chief financial officer at Lilly from January 1983 until his retirement and served on its Board and Executive Committee from December 1986. Mr. Cornelius serves on the Board of Directors for American United Life Insurance Company and Lilly Industries, Inc. He served as a director of Indiana National Bank from 1982 through 1992.

         TODD H. STUART - Age 33, Term Expires 1999. Mr. Stuart, a director, has been employed by Stuart's Household Furniture Moving & Storage, Inc., a household and commercial moving, packing and warehousing business since 1983. As vice president of the company, Mr. Stuart's responsibilities include sales, daily operations and supervision of more than 40 employees. Mr. Stuart is also a director of Bankers Life Holding Corporation, Chicago, Illinois.

         G. BENJAMIN LANTZ - Age 62, Term Expires 2001. Dr. Lantz, a director, was employed as president of the University of Indianapolis from 1988 through May 1998. He served approximately 18 years in the administration of various colleges before he became vice president, administration and development at NESCO, Inc., a privately held manufacturing, real estate and engineering company located in Mayfield Heights, Ohio. Dr. Lantz's responsibilities included supervision of legal counsel and corporate recruitment. Dr. Lantz was also involved in acquisitions and divestitures and locating, analyzing and negotiating and conducting due diligence activities for the purchase of companies. Dr. Lantz also monitored corporate activities for four companies.

         ANDRE B. LACY - Age 59, Term Expires 1999. Mr. Lacy, a director, began his career in 1961 with the predecessor of Lacy Diversified Industries, Inc. as an analyst. Mr. Lacy held various positions with the company before becoming chairman and chief executive officer of LDI, Ltd. (Limited Partnership) and its subsidiaries. Its various entities include: Lacy Diversified Industries; Jessup Door Company; Major Video Concepts; Tucker-Rocky Distributing; and Answer Products, Inc.

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

         DAVID R. FRICK - Age 54, Term Expires 2000. Mr. Frick, a director, is the executive vice president and chief administrative officer of Anthem, Inc.
(an insurance and financial services company).   He served as managing partner
of Baker & Daniels, one of Indiana's largest law firms, from 1987 through 1992. Mr. Frick was engaged in the private practice of law from 1969 to 1976, when he became Corporation Counsel and Deputy Mayor of the City of Indianapolis. Mr. Frick returned to the private practice of law in 1982 in Indianapolis. Mr. Frick is also a director of Broadcasting Management, Inc., Accordia Mid-Atlantic, All-Med, Inc., and Anthem Companies, Inc.

         KATHRYN G. BETLEY - Age 56, Term Expires 2000. Ms. Betley, a director, has been chairman of the board, secretary and co-owner of Romancing the Seasons, a retail store located in Indianapolis, from 1989 through the present. Ms. Betley is an extremely active community volunteer in the Indianapolis area and is involved with and serves on the boards of many civic organizations.

         WILLIAM J. LOVEDAY - Age 55, Term Expires 2001. Mr. Loveday, a director, is currently the president and chief executive officer of Clarian Health Partners, Inc. Mr. Loveday has served in that capacity from 1988 through the present. Mr. Loveday is also a director of Indianapolis Life Insurance Company. From 1983 to 1988, Mr. Loveday was executive vice president and chief operating officer of Memorial Medical Center of Long Beach, California.

         DEBRA L. ROSS - Age 37. Ms. Ross is the chief financial officer of the Corporation and Bank. She was employed as a staff accountant at KPMG-Peat Marwick from 1987 to 1989. From 1989 to 1993, Ms. Ross was employed by Summit Bank as assistant vice president and assistant controller, where she was responsible for developing and administering accounting policies and procedures, regulatory reporting, financial analysis, budgeting and directing and supervising the activities of the accounting and cash management departments.

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

Compensation of Directors
-------------------------

Directors of neither the Corporation nor the Bank have ever received fees for serving in such capacities. In June 1996 the Board of Directors adopted a resolution providing that Directors be compensated with stock options each year having a net present value between approximately $17,500 to $20,000 until such time as the Directors are compensated with cash compensation. In 1998, Messrs. Cornelius, Frick, Lacy, Lantz, Loveday and Stuart and Ms. Betley were each granted options for 2,000 shares, exercisable at $15.00 per share, during a ten year period.

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

Bonus Amounts
-------------

During 1998, the Board of Directors approved a bonus plan ("Bonus Plan") for all employees of the Bank applicable only to 1998. Under the terms of the Bonus Plan, all employees were entitled to receive a bonus of up to 10% of their salary depending upon the amount, if any, by which the Bank exceeded its budget. Mr. Maurer received a bonus of $20,952 and Mr. Roby a bonus of $18,864 payable in 1999.

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

Summary Compensation Table
--------------------------

The following table sets forth for the fiscal year ending December 31, 1998 the cash compensation paid by the Corporation or the Bank, as well as certain other compensation paid or awarded during those years, to the chief executive officer and any other executive officer whose total annual salary and bonus equaled or exceeded $100,000. Michael S. Maurer receives no salary from either the Corporation or the Bank; however, Mr. Maurer did receive warrants to purchase 76,875 shares at $12.50 per share during 1995. See "Employee Benefit Plans --Warrants."

                                       ANNUAL COMPENSATION (1)                LONG TERM COMPENSATION
---------------------------------------------------------------------------------------------------------------------------
                                                                                               SECURITIES
                                                                       RESTRICTED STOCK        UNDERLYING       ALL OTHER
NAME AND                             SALARY ($)           BONUS           AWARDS ($)          OPTIONS/SARS    COMPENSATION
PRINCIPAL POSITION        YEAR           (2)               ($)                (3)                 (#)              (4)
---------------------------------------------------------------------------------------------------------------------------
Morris L. Maurer,         1998        $167,019           $20,952              $0                   -0-           $3,520
President and Chief       1997        $139,731           $9,797            $28,000                 -0-           $3,195
Executive Officer         1996        $125,272           $5,525               $0                   -0-           $3,300
---------------------------------------------------------------------------------------------------------------------------
Philip B. Roby,           1998        $146,144           $18,864              $0                   -0-           $3,409
Executive Vice            1997        $125,750           $8,817             $56,000                -0-           $2,876
President and Chief       1996        $113,243           $4,986               $0                   -0-           $2,921
Lending Officer
---------------------------------------------------------------------------------------------------------------------------

(1) While executive officers enjoy certain perquisites, such perquisites are less than 5% of such officer's salary and bonus and are not required to be reported.

(2) Effective July 1, 1998 the salary of Morris L. Maurer was increased from $150,000 to $165,000 and the salary of Philip B. Roby was increased from $130,000 to $145,000. Effective July 1, 1997 the salary of Morris L. Maurer was increased from $126,000 to $150,000 and the salary of Philip B. Roby was increased from $115,000 to $130,000. Effective July 1, 1996, the salary of Morris L. Maurer was increased from $120,000 to $126,000 and the salary of Philip B. Roby was increased from $110,000 to $115,000.

(3) The 1997 award reported in the table represents awards under the 1993 Restricted Stock Plan of the Corporation. Twenty percent of these shares of restricted stock awarded in 1997 vest on January 1, 1998, with an additional 20% vesting on January 1 of each subsequent year until the shares are fully vested on January 1, 2002. The amounts in the table represent a value of $14.00 per share for 1997. This amount represents the value determined by the Board of Directors for purposes of the Corporation's 401(k) Savings Plan to be the "fair market value" of a share of the Corporation's common stock at December 31, 1997, without giving effect to the restrictions on such stock. Because there is not an established trading market for the Common Stock, the assumed price of $14.00 may not reflect the actual price which would be paid for shares of the Common Stock in an active or established trading market and should not necessarily be relied upon when determining the value of a shareholder's investment. Dividends, if declared by the Corporation, would be paid on the restricted shares at the same time and rate as dividends paid to shareholders of unrestricted shares. At December 31, 1998, the total number and value (based on a value of $17.50 per share) of shares of restricted stock held by Messrs. Maurer and Roby were as follows: Mr. Maurer (27,000 shares; $472,500); and Mr. Roby (19,000 shares; $332,500). Because there is not an established trading market for the Common Stock, the assumed price of $17.50 may not reflect the actual price which would be paid for shares of the Common Stock in an active or established trading market and should not necessarily be relied upon when determining the value of a shareholder's investment.

4) These amounts represent Corporation contributions under the Corporation's 401(k) savings plan.


Employee Benefit Plans
----------------------

Warrants
--------

In consideration of their efforts in organizing the Corporation and the Bank and for services to be rendered after the Bank began operations, Michael S. Maurer and Morris L. Maurer were issued warrants to purchase 307,500 and 38,000 shares, respectively, in connection with the formation of the Corporation and the Bank in 1993. Such warrants are exercisable and will remain exercisable until 2003 at a purchase price of $10.00 per share. The warrants will immediately become null and void, without any action required by the Corporation or the Bank, the FDIC, OCC, or the Board of Governors of the Federal Reserve System ("Federal Reserve") if either the Federal Reserve, the FDIC, or the OCC issues a directive or final order to the Corporation or the Bank requiring a contribution of capital.

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

A total of 120,000 shares has been reserved for issuance under the Employee Stock Option Plan, of which 1,800 shares have been forfeited and 4,200 shares have been exercised. Options for 84,000 shares were granted under the Plan in 1994. Morris L. Maurer received options for 35,000 shares and Philip B. Roby received options for 25,000 shares, representing 41.7% and 29.8% of the total options granted under the Plan in 1994. No options were granted under the Plan in 1995. All of the options which were granted in 1994 are exercisable at $10.00 per share. Twenty percent of the options which were granted in 1994 vested on December 31, 1994, an additional 20% vested on December 31, 1995, with an additional 20% vesting every December 31 with the final shares having vested on December 31, 1998. Options for 30,000 shares were granted under the Plan in 1997 and are exercisable at $12.89 per share. Twenty percent of the options will vest on January 1, 1998 with an additional 20% to vest each January 1 thereafter until the options will be fully vested on January 1, 2002. Options for 3,000 shares were granted under the Plan in 1998 and are exercisable at $14.00 per share. Twenty percent of the options will vest on January 1, 1999 with an additional 20% to vest each January 1 thereafter until the options will be fully vested on January 1, 2003.

The following table shows the number of shares covered by both exercisable and non-exercisable stock options by Messrs. M. L. Maurer and P. B. Roby as of December 31, 1998. Also reported are the values for the "in-the-money" options, which represent the positive spread between the exercise price of any such existing stock options and the year-end assumed price of the Common Stock. For purposes of the following table, the year-end price of the stock was assumed to be $17.50 which is the value determined by the Board of Directors for purposes of the Corporation's 401(k) Savings Plan to be the "fair market value" of a share of the Corporation's common stock at December 31, 1998. Because there is not an established trading market for the Common Stock, the assumed price of $17.50 may not reflect the actual price which would be paid for shares of the Common Stock in an active or established trading market and should not necessarily be relied upon when determining the value of a shareholder's investment.

-------------------------------------------------------------------------------------------------------------
                                        NUMBER OF SECURITIES UNDERLYING            VALUE OF UNEXERCISED
                                              UNEXERCISED OPTIONS                  IN-THE-MONEY OPTIONS
                                              AT FISCAL YEAR END                    AT FISCAL YEAR END
                                                      (#)                                   ($)
-------------------------------------------------------------------------------------------------------------
NAME                                    EXERCISABLE       UNEXERCISABLE       EXERCISABLE       UNEXERCISABLE
-------------------------------------------------------------------------------------------------------------
Morris L. Maurer                           35,000               0               $262,500              $0
-------------------------------------------------------------------------------------------------------------
Philip B. Roby                             25,000               0               $187,500              $0
-------------------------------------------------------------------------------------------------------------

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

The options under this program are exercisable for ten years from the date of grant. In addition, the options will immediately become null and void, without any action required by the Corporation or the Bank, the FDIC, the OCC, or the Federal Reserve if either the Federal Reserve, the FDIC, or the OCC issues a directive or final order to the Corporation or the Bank requiring a contribution of capital. Messrs. Cornelius, Frick, Lacy, Lantz, and Stuart have each received options to acquire a total of 13,000 shares. Ms. Betley and Mr. Loveday were not appointed as directors until October 1995. They have each received options to acquire a total of 7,000 shares. All of these individuals received options for 2,500 shares in 1997 at an exercise price of $13.00 per share and 2,000 shares in 1998 at an exercise price of $15.00 per share. Individuals become eligible to receive grants of options under the Directors' Plan upon their election to a qualifying board of directors, but do not receive additional options because they are a member of more than one such board.

1993 Restricted Stock Plan. On June 1, 1993, the Board of Directors of the Corporation adopted a Restricted Stock Plan (the "Restricted Stock Plan"), which provides for the grant of shares to officers and key employees of the Corporation and the Bank.

The Restricted Stock Plan provides for the outright grant of shares, subject to the vesting schedule set forth in the agreement between the recipient and the Administrative Committee of the Restricted Stock Plan, to officers and employees of the Corporation and the Bank. Grants under the Restricted Stock Plan may be made only to officers and other employees who are in a position to make significant contributions to the success of the Corporation. The Compensation Committee, consisting of outside directors of the Corporation who are ineligible under the Plan to receive grants of restricted stock, administers the Restricted Stock Plan. Such committee has the authority to determine the number of grants to issue and to whom such grants are made, what price, if any, will be required to purchase shares of stock issued under the Restricted Stock Plan and the vesting schedule of the restricted stock.

The Restricted Stock Plan provides for the issuance of up to 70,000 Shares. The plan expires on May 31, 2006. Grants for 68,000 shares have been made under the Restricted Stock Plan with 1,500 shares being forfeited.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

The following table contains information concerning individuals or entities who, to the knowledge of the Corporation, beneficially owned on December 31, 1998, more than 5% of the common stock of the Corporation:

--------------------------------------------------------------------------------------------------------
NAME OF BENEFICIAL OWNER                      SHARES BENEFICIALLY OWNED               PERCENT OF CLASS
--------------------------------------------------------------------------------------------------------
Michael S. Maurer                                    656,250(1)                             28.6%
--------------------------------------------------------------------------------------------------------
Morris L. and Janis Maurer                           148,689(2)                             7.5%
--------------------------------------------------------------------------------------------------------
Eugene and Marilyn Glick                               125,000                              6.6%
--------------------------------------------------------------------------------------------------------

(1) Includes 384,375 shares which Mr. Maurer may acquire pursuant to stock warrants. See "Employee Benefit Plans -- Warrants."

(2) Includes 35,000 shares which Mr. Maurer has the right to acquire pursuant to the exercise of stock options and 38,000 shares which Mr. Maurer has the right to acquire pursuant to stock warrants, 27,000 shares of restricted stock, and 1,189 shares in the 401(k) Plan allocated to the account of Mr. Maurer. See "Employee Profit Plans -- 1993 Employees' Stock Option Plan and Warrants."

The following table sets forth as of December 31, 1998 the total number of shares of common stock of the Corporation beneficially owned by each director and executive officer of the Corporation and by all directors and executive officers as a group. The number of shares shown as being beneficially owned by each director and executive officer are those over which he or she has sole or shared voting or investment power.

-------------------------------------------------------------------------------------------------------------------
NAME  OF BENEFICIAL OWNER                                                    NUMBER OF SHARES      PERCENT OF CLASS
-------------------------------------------------------------------------------------------------------------------
Kathryn G. Betley                                                                   8,875 (1)                  0.5%
-------------------------------------------------------------------------------------------------------------------
James M. Cornelius                                                                 25,500 (2)                  1.3%
-------------------------------------------------------------------------------------------------------------------
David R. Frick                                                                     19,250 (2)                  1.0%
-------------------------------------------------------------------------------------------------------------------
Andre B. Lacy                                                                      41,000 (2)                  2.1%
-------------------------------------------------------------------------------------------------------------------
G. Benjamin Lantz, Jr.                                                             16,750 (2)                  0.9%
-------------------------------------------------------------------------------------------------------------------
William J. Loveday                                                                  7,400 (1)                  0.4%
-------------------------------------------------------------------------------------------------------------------
Michael S. Maurer                                                                 656,250 (3)                 28.6%
-------------------------------------------------------------------------------------------------------------------
Morris L. Maurer                                                                  148,689 (4)                  7.5%
-------------------------------------------------------------------------------------------------------------------
Philip B. Roby                                                                     57,598 (5)                  3.0%
-------------------------------------------------------------------------------------------------------------------
Todd H. Stuart                                                                     16,125 (2)                  0.8%
-------------------------------------------------------------------------------------------------------------------
Directors and executive officers as a group (consisting of 11 individuals)      1,002,486 (6)                 40.5%
-------------------------------------------------------------------------------------------------------------------

(1) Includes 7,000 shares which such individual has the right to acquire pursuant to the exercise of options. See "Employee Benefit Plans -- 1993 Directors' Stock Option Plan."

(2) Includes 13,000 shares which such individual has the right to acquire pursuant to the exercise of options. See "Employee Benefit Plans -- 1993 Directors' Stock Option Plan."

(3) Includes 384,375 shares which Mr. Maurer may acquire pursuant to stock warrants. See "Employee Benefit Plans -- Warrants."

(4) Includes 35,000 shares which Mr. Maurer has the right to acquire pursuant to the exercise of stock options, 38,000 shares which Mr. Maurer has the right to acquire pursuant to stock warrants, 27,000 shares of restricted stock, and 1,189 shares in the 401(k) Plan allocated to the account of Mr. Maurer. See "Employee Profit Plans -- 1993 Employees' Stock Option Plan."

(5) Includes 25,000 shares which Mr. Roby has the right to acquire pursuant to the exercise of stock options, 19,000 shares of restricted stock, and 1,098 shares in the 401(k) Plan allocated to the account of Mr. Roby. See "Employee Profit Plans -- 1993 Employees' Stock Option Plan."

(6) Includes 3,000 shares which Ms. Ross has the right to acquire pursuant to the exercise of stock options, 1,500 shares of restricted stock, and 548 shares in the 401(k) Plan allocated to the account of Ms. Ross. See "Employee Profit Plans -- 1993 Employees' Stock Option Plan."

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

         The offices of the Corporation and the Bank at 107 North Pennsylvania Street, Indianapolis, Indiana were leased from a company in which Andre B. Lacy, a director of the Corporation and a director of the Bank, has an ownership interest. In December 1998, the Bank purchased the building. The Corporation has received a report from an independent property consultant that the terms and conditions of the leases and purchase price fall within a reasonable range of market terms and do not involve more than normal risk or present unfavorable features to the Corporation.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)      List of exhibits

Exhibit Number Description
--------------------------
         3a) Articles of Incorporation of the Corporation, filed as Exhibit 3(i) to the Corporation's Form 10-SB are incorporated by reference

         3b) Bylaws of the Corporation, filed as Exhibit 3(ii) to the Corporation's Form 10-SB are incorporated by reference

         10a) 1993 Key Employees' Stock Option Plan of the Corporation, filed as Exhibit 10(i) to the Corporation's Form 10-SB are incorporated by reference

         10b)     1993 Directors' Stock Option Plan of the Corporation, filed as
                  Exhibit 10(ii) to the Corporation's Form 10-SB are incorporated by reference

         10c)     1993 Restricted Stock Plan of the Corporation, filed as
                  Exhibit 10(iii) to the Corporation's Form 10-SB are incorporated by reference

         21       Subsidiaries of the Corporation

         27       Financial Data Schedule

b) No reports on Form 8-K were filed during the last quarter of the fiscal year.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)          The National Bank of Indianapolis Corporation

By (Signature and Title)  /S/ Morris L. Maurer                March 29, 1999
                          ---------------------------------   --------------
                          Morris L. Maurer, President &            Date
                          Principal Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title)       /S/ Morris L. Maurer           March 29, 1999
                          ---------------------------------   --------------
                             Morris L. Maurer, President &         Date
                             Principal Executive Officer

By (Signature and Title)      /S/ Philip B. Roby              March 29, 1999
                          ---------------------------------   --------------
                             Philip B. Roby, Executive             Date
                             Vice President

By (Signature and Title)      /S/ Debra L. Ross               March 29, 1999
                          ---------------------------------   --------------
                             Debra L. Ross, Principal              Date
                             Financial and Accounting Officer

By (Signature and Title)      /S/ Michael S. Maurer           March 29, 1999
                          ---------------------------------   --------------
                             Michael S. Maurer, Chairman           Date
                             of the Board

By (Signature and Title)      /S/ Kathryn G. Betley           March 29, 1999
                          ---------------------------------   --------------
                             Kathryn G. Betley, Director           Date

By (Signature and Title)      /S/ James M. Cornelius          March 29, 1999
                          ---------------------------------   --------------
                             James M. Cornelius, Director          Date

By (Signature and Title)      /S/ David R. Frick              March 29, 1999
                          ---------------------------------   --------------
                             David R. Frick, Director              Date

By (Signature and Title)      /S/ Andre B. Lacy               March 29, 1999
                          ---------------------------------   --------------
                             Andre B. Lacy, Director               Date

By (Signature and Title)      /S/ William J. Loveday          March 29, 1999
                          ---------------------------------   --------------
                             William J. Loveday, Director          Date

By (Signature and Title)      /S/ G. Benjamin Lantz           March 29, 1999
                          ---------------------------------   --------------
                             G. Benjamin Lantz, Director           Date

By (Signature and Title)      /S/ Todd H. Stuart              March 29, 1999
                          ---------------------------------   --------------
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