Form 10QSB
period 1999-03-31
NATIONAL BANK OF INDIANAPOLIS CORP
filed 1999-05-12
CIK 912382

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10Q-SB

(Mark One)
  X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ---     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

 --- TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO
         ___________


Commission File Number  000-21671
                       -----------

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

                          Yes  X           No
                              ---             ---
As of March 31, 1999, there were 1,908,279 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one):

                          Yes  X           No
                              ---             ---

                                TABLE OF CONTENTS
                  THE NATIONAL BANK OF INDIANAPOLIS CORPORATION

                              Report on Form 10Q-SB
                                for Quarter Ended
                                 March 31, 1999


PART I -          FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)
                  Consolidated Balance Sheets - March 31, 1999
                  and December 31, 1998....................................1
                  Consolidated Statements of Operations - Three months
                  ended March 31, 1999 and 1998............................2
                  Consolidated Statements of Cash Flows - Three months
                  ended March 31, 1999 and 1998............................3
                  Notes to Consolidated Financial Statements...............4

Item 2.           Management's Discussion and Analysis.................5 - 8


PART II -         OTHER INFORMATION

Item 1.           Legal Proceedings........................................9
Item 2.           Changes in Securities....................................9
Item 3.           Default Upon Senior Securities...........................9
Item 4.           Submission of Matters to a Vote of Security Holders......9
Item 5.           Other Information .......................................9
Item 6.           Exhibits and Reports on Form 8-K.........................9

Signatures        .........................................................9

                  The National Bank of Indianapolis Corporation

                           Consolidated Balance Sheets

                                                                           March 31        December 31
                                                                               1999               1998
                                                                        (Unaudited)             (Note)
                                                                  -----------------------------------
Assets
Cash and due from banks                                               $  33,598,208     $  26,547,970
Federal funds sold                                                       15,600,000        16,150,000
Investment securities
   Available-for-sale securities                                         60,112,612        67,428,673
   Held-to-maturity securities                                            8,862,975        10,964,214
                                                                  -----------------------------------
Total investment securities                                              68,975,587        78,392,887


Loans                                                                   242,156,473       227,847,742
   Less:  Allowance for loan losses                                     (2,868,529)       (2,626,279)
                                                                  -----------------------------------
Net loans                                                               239,287,944       225,221,463
Premises and equipment                                                    7,231,672         7,124,929
Accrued interest                                                          1,888,640         1,774,536
Stock in federal banks                                                    1,314,600         1,314,600
Other assets                                                              2,220,123         2,073,716
                                                                  -----------------------------------
Total assets                                                          $ 370,116,774     $ 358,600,101
                                                                  ===================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing demand deposits                                $  47,373,266     $  54,670,008
   Money market and saving deposits                                     146,480,234       134,746,677
   Time deposits over $100,000                                           39,056,055        40,617,911
   Other time deposits                                                   69,033,322        67,879,165
                                                                  -----------------------------------
Total deposits                                                          301,942,877       297,913,761
Security repurchase agreements                                           27,011,329        25,558,206
FHLB advances                                                            14,000,000        14,000,000
Long term debt                                                            5,000,000                 -
Other liabilities                                                         2,360,699         1,772,702
                                                                  -----------------------------------
Total liabilities                                                       350,314,905       339,244,669

Shareholders' equity:
   Common stock, no par value:
     Authorized shares - 1999 and 1998 - 3,000,000
     Issued and outstanding shares; 1999 - 1,908,279;
              1998-1,908,279                                             19,747,320        19,747,320
    Unearned compensation                                                  (397,075)         (460,394)
    Retained earnings                                                       469,851           112,954
   Accumulated comprehensive (loss)                                         (18,227)          (44,448)
                                                                  -----------------------------------
Total shareholders' equity                                               19,801,869        19,355,432
                                                                  -----------------------------------
Total liabilities and shareholders' equity                            $ 370,116,774     $ 358,600,101
                                                                  ===================================

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.

                  The National Bank of Indianapolis Corporation
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                             THREE MONTHS ENDED
                                                                                   MARCH 31
                                                                              1999          1998
                                                                       ----------------------------
Interest income:
   Interest and fees on loans                                            $  4,363,625  $  3,333,320
   Interest on investment securities                                        1,100,175       842,290
   Interest on federal funds sold                                             274,552       434,342
                                                                       ----------------------------
Total interest income                                                       5,738,352     4,609,952

Interest expense:
   Interest on deposits                                                     2,742,883     2,345,141
   Interest on repurchase agreements                                          290,497       282,540
   Interest on FHLB advances                                                  198,873        32,000
   Other                                                                        6,458             -
                                                                       ----------------------------
Total interest expense                                                      3,238,711     2,659,681
                                                                       ----------------------------
Net interest income                                                         2,499,641     1,950,271

Provision for loan losses                                                     240,000       156,000
                                                                       ----------------------------
Net interest income after provision for loan losses                         2,259,641     1,794,271

Other operating income:
   Trust fees and commissions                                                 279,712       210,664
   Service charges and fees on deposit accounts                               104,006        70,653
   Net gain on sale of mortgage loans                                          58,443        19,975
   Other                                                                      317,452        97,549
                                                                       ----------------------------
Total other operating income                                                  759,613       398,841

Other operating expenses:
   Salaries, wages and employee benefits                                    1,346,750     1,043,138
   Net occupancy                                                              243,045       135,028
   Furniture and equipment                                                    137,389       111,753
   Professional services                                                      151,787       122,901
   Data processing                                                            143,287       104,761
   Other                                                                      406,009       341,979
                                                                       ----------------------------
Total other operating expenses                                              2,428,267     1,859,560
                                                                       ----------------------------
Net income before tax                                                         590,987       333,552
   Federal and state income tax                                               234,090             -
                                                                       ----------------------------
Net income after tax                                                     $    356,897       333,552
                                                                       ============================

Basic earnings per share                                                 $       0.19  $       0.18
                                                                       ============================

Diluted earnings per share                                               $       0.17  $       0.17
                                                                       ============================

                  The National Bank of Indianapolis Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                Three months ended
                                                                                      March 31
                                                                               1999             1998
                                                                          -------------------------------
Operating activities
Net income                                                                $      356,897    $     333,552
Adjustments to reconcile net income to net cash provided
   (used) by operating activities:
     Provision for loan losses                                                   240,000          156,000
     Depreciation and amortization                                               165,563          126,697
     Net accretion of investments                                               (446,755)        (159,878)
     (Increase) decrease in:
       Interest receivable                                                      (114,104)         205,048
       Other assets                                                             (167,303)        (705,170)
        Increase (decrease) in:
       Other liabilities                                                         587,997          666,224
                                                                          -------------------------------
Net cash provided by operating activities                                        622,295          622,473

INVESTING ACTIVITIES
Net change in federal funds sold                                                 550,000      (22,365,000)
Proceeds from maturities of investment securities held to
      maturity                                                                 2,128,865        9,101,619
Proceeds from maturities of investment securities
     available for sale                                                       28,306,448       21,044,036
Purchases of investment securities held to maturity                                    -       (8,266,759)
Purchases of investment securities available for sale                        (20,524,141)     (27,696,864)
Net increase in loans                                                        (14,306,481)      (9,127,967)
Purchases of premises and equipment                                             (272,306)        (273,734)
                                                                          -------------------------------
Net cash used by investing activities                                         (4,117,615)     (37,584,669)

FINANCING ACTIVITIES
Net increase in deposits                                                       4,029,116       36,918,189
Increase in security repurchase agreements                                     1,453,123        6,928,775
Proceeds from issuance of stock                                                        -           87,530
Proceeds from issuance of long-term debt                                       5,000,000                -
Proceeds from issuance of stock                                                   63,319                -
                                                                          -------------------------------
Net cash provided by financing activities                                     10,545,558       43,934,494
                                                                          -------------------------------

Increase in cash and cash equivalents                                          7,050,238        6,972,298

Cash and cash equivalents at beginning of year                                26,547,970       11,446,150
                                                                          -------------------------------
Cash and cash equivalents at end of period                                $   33,598,208    $  18,418,448
                                                                          ===============================

Interest paid                                                             $    3,008,808    $   2,586,758
                                                                          ===============================

Income taxes paid                                                         $       97,942    $      30,000
                                                                          ===============================

                        THE NATIONAL BANK OF INDIANAPOLIS
                                   CORPORATION

                   Notes to Consolidated Financial Statements

                                 March 31, 1999

                          NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 is not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Form 10-KSB for the year ended December 31, 1998.

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

During the first quarter of 1999 and 1998, total comprehensive income amounted to $383,118 and $412,754.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION


RESULTS OF OPERATIONS

Three months Ended March 31, 1999 Compared to the Three months Ended March 31, 1998:

The Corporation's results of operations depends primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. The Corporation had net income of $356,897 for the three months ended March 31, 1999 compared to a net income of $333,552 for the three months ended March 31, 1998. This change is primarily due to the growth of the Bank allowing for more interest earning assets and net interest income compared to the same period during 1998, thereby offsetting more of the operating expenses.

Net Interest Income
-------------------
Net interest income increased $549,370 or 28.2% to $2,499,641 for the three months ended March 31, 1999 from $1,950,271 for the three months ended March 31, 1998. Total interest income increased $1,128,400 for the three months ended March 31, 1999 to $5,738,352 from $4,609,952 for the three months ended March 31, 1998. This increase is primarily a result of average total loans for the three months ended March 31, 1999 being approximately $231,000,000 compared to average total loans of approximately $165,000,000 for the three months ended March 31, 1998. The loan portfolio produces the highest yield of all earning assets. Investment portfolio income increased $257,885 or 30.6% to $1,100,175 for the three months ended March 31, 1999, as compared to $842,290 for the three months ended March 31, 1998. This increase is primarily a result of the increase in the average investment securities portfolio from approximately $52,000,000 for the three months ended March 31, 1998, to approximately $84,000,000 for the three months ended March 31, 1999. Interest on federal funds sold decreased due to a decrease in average federal funds sold of approximately $8,000,000 and due to a lower yield for the three months ended March 31, 1999 over the same period the previous year.

Total interest expense increased $579,030 or 21.8% to $3,238,711 for the three months ended March 31, 1999, from $2,659,681 for the three months ended March 31, 1998. This increase is due to an increase in interest bearing deposits. Total interest bearing liabilities averaged approximately $288,000,000 for the three months ended March 31, 1999 as compared to approximately $213,000,000 for the three months ended March 31, 1998. The average cost of interest bearing liabilities was approximately 4.5% at March 31, 1999 compared to 5.0% at March 31, 1998.

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

During the three months ended March 31, 1999, $240,000 was charged to the provision for loan losses compared to $156,000 for the three months ended March 31, 1998. At March 31, 1999, the allowance was $2,868,529 or 1.18% of total loans. This compares to an allowance of $2,096,385 or 1.26% as of March 31, 1998. Loans past due over 30 days totaled $176,470 or 0.07% of total loans at March 31, 1999 compared to $64,922 or 0.03% of total loans at March 31, 1998.

Other Operating Income
----------------------
Other operating income for the three months ended March 31, 1999, increased $360,772 or 90.5% to $759,613 from $398,841 for the three months ended March 31, 1998. The increase is primarily due to an increase in trust fees and commissions of $69,048 or 32.8% from $210,664 for the three months ended March 31, 1998 to $279,712 for the three months ended March 31, 1999. The increase in trust income is attributable to the increase in total assets under trust management of approximately $75,000,000 from approximately $295,000,000 at March 31, 1998 to approximately $461,000,000 at March 31, 1999. The increase in other operating income is also attributable to an increase in service charges and fees on deposit accounts of $33,353 or 47.2% from $70,653 for the three months ended March 31, 1998 to $104,006 for the three months ended March 31, 1999. This increase is attributable to the increase in average demand deposit accounts of $55,000,000 from approximately $133,000,000 at March 31, 1998 to approximately $188,000,000 at March 31, 1999. A net gain on the sale of mortgage loans of $58,443 for the three months ended March 31, 1999 compared to $19,975 for the three months ended March 31, 1998 also contributed to the increase in other operating income. In December 1998, the Bank purchased the downtown office building at 107 North Pennsylvania Street which houses its main office as well as the Corporation's main office. Contributing to the increase in other operating income was the rental income from the other tenants in the building. For the three months ended March 31, 1999, building rental income was $130,825 compared to $0 for the three months ended March 31, 1998.

Other Operating Expenses
------------------------
Other operating expenses for the three months ended March 31, 1999 increased $568,707 or 30.6% to $2,428,267 from $1,859,560 for the three months ended March 31, 1998. Salaries, wages and employee benefits increased $303,612 or 29.1% to $1,346,750 for the three months ended March 31, 1999 from $1,043,138 for the three months ended March 31, 1998. This increase is primarily due to the increase in the number of employees from 76 full time equivalents at March 31, 1998 to 93 full time equivalents at March 31, 1999. Net occupancy expense increased $108,017 for the three months ended March 31, 1999 over the same period the previous year. This is due to the acquisition of the 107 North Pennsylvania building in December 1998 and the opening of a new banking center at 4930 North Pennsylvania in March 1998. Furniture and equipment expense icnreased $25,636 for the three months ended March

31, 1999 over the same period the previous year. Professional services expense increased $28,886 or 23.5% from $122,901 for the three months ended March 31, 1998 to $151,787 for the three months ended March 31, 1999. The increase is due to courier service and accounting fees.


LIQUIDITY AND INTEREST RATE SENSITIVITY

The Corporation must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as "available for sale" and maturing loans. Federal funds sold represent the Corporation's primary source of immediate liquidity and were maintained at a level adequate to meet immediate needs. Federal funds averaged approximately $24,000,000 and $32,000,000 for the three months ended March 31, 1999 and 1998, respectively. Maturities in the Corporation's loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At March 31, 1999, the Corporation's rate sensitive liabilities exceeded rate sensitive assets due within one year by $41,761,911.

As part of managing liquidity, the Corporation monitors its loan to deposit ratio on a daily basis. At March 31, 1999 the ratio was 80.2 percent which is within the Corporation's acceptable range.

The Corporation experienced an increase in cash and cash equivalents, its primary source of liquidity, of $7,050,238 during the first three months of 1999. The primary financing activity of deposit growth provided net cash of $4,029,116. Lending used $14,306,481, investments provided $9,911,172, and decreasing federal funds sold provided $550,000. The Corporation's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation's liquidity position.

CAPITAL RESOURCES

The Corporation's source of capital since commencing operations has been from issuance of common stock, results of operations, and the issuance of long term debt to a non-affiliated third party.

The Corporation incurred indebtedness in the amount of $5,000,000 pursuant to a Revolving Credit Agreement with Harris Trust and Savings Bank dated March 26, 1999. The aggregate amount of the revolving line of credit is $7,500,000 maturing December 31, 2005. Mandatory principal payments are due as follows, thus reducing the aggregate line amount available:

             Date                                            Amount
             ----                                            ------
             December 31, 2003                           $3,000,000
             December 31, 2004                           $1,000,000

There are many different interest rate options available. Each option is available for a fixed term of 3 months (on a quarter basis). The Corporation is currently paying Adjusted LIBOR plus 2.0% which equates to 7.0%. Interest payments are due quarterly. The Corporation made a $5,000,000 capital contribution to the Bank from the loan proceeds.

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

Capital for the Bank is above regulatory requirements at March 31, 1999. Pertinent capital ratios for the Bank as of March 31, 1999 are as follows:

                                                      Minimum
                                    Actual          Requirements
                                    ------          ------------
Tier 1 risk-based capital ratio      9.66%              4.0%
Total risk-based capital ratio      10.80%              8.0%
Leverage ratio                       6.79%              4.0%

Dividends from the Bank to the Corporation may not exceed the undivided profits of the Bank (included in consolidated retained earnings) without prior approval of a federal regulatory agency. In addition, Federal banking laws limit the amount of loans the Bank may make to the

Corporation, subject to certain collateral requirements. No dividends were declared, or loans made, during 1999 or 1998 by the Bank to the Corporation.

YEAR 2000

Management has completed an assessment of all its computer systems and software and other operating equipment used in the daily operation of the Bank that could be affected by the Year 2000. Management has established a plan to thoroughly address the issues related to the Year 2000.

Management divided all computer systems and software and operating equipment into two separate categories - Mission Critical and all other. Mission Critical refers to computer systems and software and operating equipment that is the most critical to the daily operation of the Bank. Assessment, remediation, and testing of all mission critical computer systems and software and operating equipment was substantially completed by the end of March 1999. Assessment and remediation of all non-mission critical computer systems and software and operating equipment has been substantially completed with testing to be completed by the end of June 1999.

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

Since the Bank's main computer and software services are provided by outside third-party vendors, the cost to make computer systems and software and operating equipment Year 2000 compliant is estimated to be immaterial

OTHER INFORMATION

Item 1.           Legal Proceedings
                  Neither The National Bank of Indianapolis Corporation nor its subsidiary are involved in any pending legal proceedings at this time, other than routine litigation incidental to its business.

Item 2.           Changes in Securities - Not applicable.

Item 3.           Defaults Upon Senior Securities - Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders - None.

Item 5.           Other Information - Not applicable.

Item 6.           Exhibits and Reports on Form 8-K.
                  (a)  Exhibits - Exhibit 27 - Financial Data Schedule
                  (b) No reports on Form 8-K were filed during the last quarter of the fiscal year.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                           Date:  May 12, 1999
                                 --------------

                           THE NATIONAL BANK OF INDIANAPOLIS CORPORATION

                           /s/ Debra L. Ross
                           -------------------------------------------
                           Debra L. Ross
                           Chief Financial Officer