Form 10QSB
period 1999-06-30
NATIONAL BANK OF INDIANAPOLIS CORP
filed 1999-08-11
CIK 912382

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10Q-SB

(Mark One)
  X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ---     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

 --- TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO
         ___________


Commission File Number      000-21671
                        ----------------

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

                      Yes     X                 No
                            -----                   -----
As of June 30, 1999, there were 1,950,121 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one):

                      Yes                       No    X
                            -----                   -----

                                TABLE OF CONTENTS
                  THE NATIONAL BANK OF INDIANAPOLIS CORPORATION

                              Report on Form 10Q-SB
                                for Quarter Ended
                                  June 30, 1999


PART I -     FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)
             Consolidated Balance Sheets - June 30, 1999
                 and December 31, 1998...............................1
             Consolidated Statements of Operations - Three months
                 ended June 30, 1999 and 1998........................2
             Consolidated Statements of Operations - Six months
                 ended June 30, 1999 and 1998........................3
             Consolidated Statements of Cash Flows - Six months
                 ended June 30, 1999 and 1998........................4
             Notes to Consolidated Financial Statements..............5

Item 2.      Management's Discussion and Analysis....................9


PART II -    OTHER INFORMATION

Item 1.      Legal Proceedings......................................11
Item 2.      Changes in Securities..................................11
Item 3.      Default Upon Senior Securities.........................11
Item 4.      Submission of Matters to a Vote of Security Holders....11
Item 5.      Other Information .....................................11
Item 6.      Exhibits and Reports on Form 8-K.......................12

Signatures   .......................................................12

                  The National Bank of Indianapolis Corporation
                           Consolidated Balance Sheets

                                                              June 30      December 31
                                                                 1999             1998
                                                          (Unaudited)           (Note)
                                                        ------------------------------
Assets
Cash and due from banks                                 $  36,018,023    $  26,547,970
Federal funds sold                                         26,265,842       16,150,000
Investment securities:
   Available-for-sale securities                           49,681,226       67,428,673
   Held-to-maturity securities                             10,195,965       10,964,214
                                                        ------------------------------
Total investment securities                                59,877,191       78,392,887

Loans                                                     263,881,440      227,847,742
   Less:  Allowance for loan losses                        (3,110,039)      (2,626,279)
                                                        ------------------------------
Net loans                                                 260,771,401      225,221,463
Premises and equipment                                      7,590,429        7,124,929
Accrued interest                                            2,160,916        1,774,536
Stock in federal banks                                      1,314,600        1,314,600
Other assets                                                2,247,856        2,073,716
                                                        ------------------------------
Total assets                                            $ 396,246,258    $ 358,600,101
                                                        ==============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing demand deposits                  $  59,909,566    $  54,670,008
   Money market and savings deposits                      146,913,960      134,746,677
   Time deposits over $100,000                             35,858,935       40,617,911
   Other time deposits                                     76,728,826       67,879,165
                                                        ------------------------------
Total deposits                                            319,411,287      297,913,761
Security repurchase agreements                             34,875,353       25,558,206
FHLB advances                                              14,000,000       14,000,000
Long term debt                                              5,500,000             --
Other liabilities                                           2,078,865        1,772,702
                                                        ------------------------------
Total liabilities                                         375,865,505      339,244,669

Shareholders' equity:
   Common stock, no par value:
     Authorized shares - 1999 and 1998 - 3,000,000
     Issued and outstanding shares; 1999 - 1,950,121;
            1998 - 1,908,279                               20,533,551       19,747,320
    Unearned compensation                                  (1,012,054)        (460,394)
   Retained earnings                                          872,647          112,954
   Accumulated comprehensive (loss)                           (13,391)         (44,448)
                                                        ------------------------------
Total shareholders' equity                                 20,380,753       19,355,432
                                                        ------------------------------
Total liabilities and shareholders' equity              $ 396,246,258    $ 358,600,101
                                                        ==============================

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

                  The National Bank of Indianapolis Corporation
                        Consolidated Statements of Income
                                   (Unaudited)

                                                         THREE MONTHS ENDED
                                                              JUNE 30
                                                         1999         1998
                                                      -----------------------
Interest income:
   Interest and fees on loans                         $4,856,700   $3,661,418
   Interest on investment securities                   1,067,975    1,080,714
   Interest on federal funds sold                        299,478      378,471
                                                      -----------------------
Total interest income                                  6,224,153    5,120,603

Interest expense:
   Interest on deposits                                2,827,384    2,666,814
   Interest on repurchase agreements                     339,685      328,361
   Interest on FHLB advances                             201,161       32,356
   Other                                                  90,250         --
                                                      -----------------------
Total interest expense                                 3,458,480    3,027,531
                                                      -----------------------
Net interest income                                    2,765,673    2,093,072

Provision for loan losses                                240,000      156,000
                                                      -----------------------
Net interest income after provision for loan losses    2,525,673    1,937,072

Other operating income:
   Trust fees and commissions                            307,228      224,974
   Service charges and fees on deposit accounts          129,033       78,103
   Net gain on sale of mortgage loans                     12,976       51,781
   Other                                                 367,944      120,067
                                                      -----------------------
Total other operating income                             817,181      474,925

Other operating expenses:
   Salaries, wages and employee benefits               1,483,927    1,110,151
   Net occupancy expense                                 253,106      164,627
   Furniture and equipment expense                       134,573      125,733
   Professional services                                 133,282      105,822
   Data processing                                       160,296      111,605
   Other expenses                                        507,766      429,730
                                                      -----------------------
Total other operating expenses                         2,672,950    2,047,668
                                                      -----------------------
Net income before tax                                    669,904      364,329
   Federal and state income tax                          267,108         --
                                                      -----------------------
Net income after tax                                  $  402,796   $  364,329
                                                      =======================

Basic earnings per share                              $     0.21   $     0.20
                                                      =======================

Diluted earnings per share                            $     0.19   $     0.18
                                                      =======================

                  The National Bank of Indianapolis Corporation
                        Consolidated Statements of Income
                                   (Unaudited)

                                                           SIX MONTHS ENDED
                                                                JUNE 30
                                                          1999          1998
                                                      -------------------------
Interest income:
   Interest and fees on loans                         $ 9,220,325   $ 6,994,738
   Interest on investment securities                    2,168,150     1,923,004
   Interest on federal funds sold                         574,030       812,813
                                                      -------------------------
Total interest income                                  11,962,505     9,730,555

Interest expense:
   Interest on deposits                                 5,570,267     5,011,955
   Interest on repurchase agreements                      630,182       610,901
   Interest on FHLB advances                              400,034        64,356
   Other                                                   96,708          --
                                                      -------------------------
Total interest expense                                  6,697,191     5,687,212
                                                      -------------------------
Net interest income                                     5,265,314     4,043,343

Provision for loan losses                                 480,000       312,000
                                                      -------------------------
Net interest income after provision for loan losses     4,785,314     3,731,343

Other operating income:
   Trust fees and commissions                             586,940       435,638
   Service charges and fees on deposit accounts           233,039       148,756
   Net gain on sale of mortgage loans                      71,419        71,756
   Other                                                  685,396       217,616
                                                      -------------------------
Total other operating income                            1,576,794       873,766

Other operating expenses:
   Salaries, wages and employee benefits                2,830,677     2,153,289
   Net occupancy expense                                  496,151       299,655
   Furniture and equipment expense                        271,962       237,486
   Professional services                                  285,069       228,723
   Data processing                                        303,583       216,366
   Other expenses                                         913,775       771,709
                                                      -------------------------
Total other operating expenses                          5,101,217     3,907,228
                                                      -------------------------
Net income before tax                                   1,260,891       697,881
   Federal and state income tax                           501,198          --
                                                      -------------------------
Net income after tax                                  $   759,693   $   697,881
                                                      =========================

Basic earnings per share                              $      0.40   $      0.37
                                                      =========================

Diluted earnings per share                            $      0.36   $      0.35
                                                      =========================

                  The National Bank of Indianapolis Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                     Six months ended
                                                                                          June 30
                                                                                   1999            1998
                                                                              ----------------------------
Operating activities
Net income                                                                    $    759,693    $    697,881
Adjustments to reconcile net income to net cash provided
   (used) by operating activities:
     Provision for loan losses                                                     480,000         312,000
     Depreciation and amortization                                                 331,832         272,152
     Net accretion of investments                                                 (750,823)       (560,985)
     Increase in:
       Interest receivable                                                        (386,380)        (47,858)
       Other assets                                                               (198,209)       (827,319)
         Other liabilities                                                         306,163         214,932
                                                                              ----------------------------
Net cash provided by operating activities                                          542,276          60,803

INVESTING ACTIVITIES
Net change in federal funds sold                                               (10,115,842)    (11,125,000)
Proceeds from maturities of investment securities held to
      maturity                                                                   2,937,285       1,524,307
Proceeds from maturities of investment securities
     available for sale                                                         53,758,144      40,441,602
Purchases of investment securities held to maturity                             (2,112,070)       (146,600)
Purchases of investment securities available for sale                          (35,261,714)    (51,613,822)
Net increase in loans                                                          (36,029,938)    (36,791,902)
Purchases of premises and equipment                                               (797,332)       (552,198)
                                                                              ----------------------------
Net cash used by investing activities                                          (27,621,467)    (58,263,613)

FINANCING ACTIVITIES
Net increase in deposits                                                        21,497,526      53,793,378
Increase in security repurchase agreements                                       9,317,147      10,281,963
Proceeds from issuance of long-term debt                                         5,500,000            --
Proceeds from issuance of stock                                                    234,571         199,093
                                                                              ----------------------------
Net cash provided by financing activities                                       36,549,244      64,274,434
                                                                              ----------------------------

Increase in cash and cash equivalents                                            9,470,053       6,071,624

Cash and cash equivalents at beginning of year                                  26,547,970      11,446,150
                                                                              ----------------------------
Cash and cash equivalents at end of period                                    $ 36,018,023    $ 17,517,774
                                                                              ============================

Interest paid                                                                 $  6,435,093    $  5,622,835
                                                                              ============================

Income taxes paid                                                             $    541,755    $    766,795
                                                                              ============================

                        THE NATIONAL BANK OF INDIANAPOLIS
                                   CORPORATION

                   Notes to Consolidated Financial Statements

                                  June 30, 1999

                          NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999 is not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in The National Bank of Indianapolis Corporation's ("Corporation") Form 10-KSB for the year ended December 31, 1998.


                      NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

As of January 1, 1999, the Corporation adopted Statement 130, "Reporting Comprehensive Income". Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Corporation's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Corporation's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

For the three months ended June 30, 1999 and 1998, total comprehensive income amounted to $407,632 and $313,958. For the six months ended June 30, 1999 and 1998, total comprehensive income amounted to $790,750 and $726,712.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION


RESULTS OF OPERATIONS

Six months Ended June 30, 1999 Compared to the Six months Ended June 30, 1998:

The Corporation's results of operations depends primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. The Corporation had net income of $759,693 for the six months ended June 30, 1999, compared to net income of $697,881 for the six months ended June 30, 1998. This change is primarily due to the growth of The National Bank of Indianapolis ("Bank") allowing for more interest earning assets and net interest income compared to the same period during 1998, thereby offsetting more of the operating expenses.

Net Interest Income
-------------------
Net interest income increased $1,221,971 or 30.2% to $5,265,314 for the six months ended June 30, 1999, from $4,043,343 for the six months ended June 30, 1998. Total interest income increased $2,231,950 for the six months ended June 30, 1999, to $11,962,505 from $9,730,555 for the six months ended June 30, 1998.
This increase is primarily a result of average total loans for the six months ended June 30, 1999, being approximately $242,000,000 compared to average total loans of approximately $172,000,000 for the six months ended June 30, 1998. Of the total $70,000,000 increase, commercial loans increased approximately $51,000,000 and residential mortgages increased approximately $16,000,000. The loan portfolio produces the highest yield of all earning assets.

Investment portfolio income increased $245,146 or 12.7% to $2,168,150 for the six months ended June 30, 1999, as compared to $1,923,004 for the six months ended June 30, 1998. This increase is primarily a result of the increase in the average investment securities portfolio from approximately $65,000,000 for the six months ended June 30, 1998, to approximately $82,000,000 for the six months ended June 30, 1999. Interest on federal funds sold decreased due to a decrease in average federal funds sold of approximately $6,000,000 for the six months ended June 30, 1999, over the same period the previous year.

Total interest expense increased $1,009,979 or 17.8% to $6,697,191 for the six months ended June 30, 1999, from $5,687,212 for the six months ended June 30, 1998. This increase is due to an increase in interest bearing deposits. Total interest bearing liabilities averaged approximately $299,000,000 for the six months ended June 30, 1999, as compared to approximately $227,000,000 for the six months ended June 30, 1998. The weighted average cost of interest bearing liabilities was approximately 4.5% at June 30, 1999 compared to 5.0% at June 30, 1998.

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

During the six months ended June 30, 1999 $480,000 was charged to the provision for loan losses compared to $312,000 for the six months ended June 30, 1998. At June 30, 1999, the allowance was $3,110,039 or 1.18% of total loans. This compares to an allowance of $2,626,279 or 1.15% as of December 31, 1998.

Other Operating Income
----------------------
Other operating income for the six months ended June 30, 1999, increased $703,028 or 80.5% to $1,576,794 from $873,766 for the six months ended June 30,
1998. The primary increase is attributable to an increase in service charges and fees on deposit accounts of $84,283 or 56.7% from $148,756 for the six months ended June 30, 1998, to $230,039 for the six months ended June 30, 1999. This increase is attributable to the increase in average demand deposit accounts of $16,000,000 from approximately $33,000,000 at June 30, 1998, to approximately $49,000,000 at June 30, 1999. The increase in other operating income is also due to an increase in trust fees and commissions of $151,302 or 34.7% from $435,638 for the six months ended June 30, 1998, to $586,940 for the six months ended June 30, 1999. The increase in trust income is attributable to the increase in total assets under trust management of approximately $165,640,000 from approximately $311,800,000 at June 30, 1998, to approximately $477,440,000 at June 30, 1999.

In December 1998, the Bank purchased the downtown office building at 107 North Pennsylvania Street which houses its main office as well as the Corporation's main office. Contributing to the increase in other operting income was the rental income from the other tenants in the building. For the six months ended June 30, 1999, building rental income was $288,485 compared to $0 for the six months ended June 30, 1998.

Other Operating Expenses
------------------------
Other operating expenses for the six months ended June 30, 1999, increased $1,193,989 or 30.6% to $5,101,217 from $3,907,228 for the six months ended June
30, 1998. Salaries, wages and employee benefits increased $677,388 or 31.5% to $2,830,677 for the six months ended June 30, 1999, from $2,153,289 for the six months ended June 30, 1998. This increase is primarily due to the increase in the number of employees from 81 full time equivalents at June 30, 1998, to 94 full time equivalents at June 30, 1999. Net occupancy expense increased $196,496 for the six months ended June 30, 1999. Furniture and equipment expense increased $34,476 for the six months ended June 30, 1999, over the same period the previous year. Professional services expense increased $56,346 or 24.6% from $228,723 for the six months ended June 30, 1998, to $285,069 for the six months ended June 30, 1999. Data processing expenses increased $87,217 for the six months ended June 30, 1999, over the same period the previous year primarily due to increased service bureau fees relating to increased transaction activity by the Bank and trust department.

LIQUIDITY AND INTEREST RATE SENSITIVITY

The Corporation must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets - those which can be converted into cash - and access to additional sources of funds. Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as "available for sale" and maturing loans. Federal funds sold represent the Corporation's primary source of immediate liquidity and were maintained at a level adequate to meet immediate needs. Federal funds averaged approximately $24,000,000 and $30,000,000 for the six months ended June 30, 1999 and 1998, respectively. Maturities in the Corporation's loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At June 30, 1999, the Corporation's rate sensitive liabilities exceeded rate sensitive assets due within one year by $42,049,790.

As part of managing liquidity, the Corporation monitors its loan to deposit ratio (including repurchase agreements) on a daily basis. At June 30, 1999, the ratio was 82.6 percent which is within the Corporation's acceptable range.

The Corporation experienced an increase in cash and cash equivalents, its primary source of liquidity, of $9,470,053 during the first six months of 1999. The primary financing activity of deposit growth provided net cash of $21,497,526. Lending used $36,029,938, investments used $19,321,645, and increasing federal funds sold used $10,115,842. The Corporation's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation's liquidity position.

CAPITAL RESOURCES

The Corporation's source of capital since commencing operations has been from issuance of common stock, results of operations, and the issuance of long term debt to a non-affiliated third party.

The Corporation incurred indebtedness in the amount of $5,500,000 pursuant to a Revolving Credit Agreement with Harris Trust and Savings Bank dated March 26, 1999. The aggregate amount of the revolving line of credit is $7,500,000 maturing December 31, 2005. Mandatory principal payments are due as follows, thus reducing the aggregate line amount available:

             Date                                            Amount
             ----                                            ------
             December 31, 2003                           $3,000,000
             December 31, 2004                           $1,000,000

There are many different interest rate options available. Each option is available for a fixed term of 3 months (on a quarter basis). The Corporation is currently paying Adjusted LIBOR plus 2.0% which equates to 7.0%. Interest payments are due quarterly. The Corporation made a $5,500,000 capital contribution to the Bank from the loan proceeds.

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
             ------------
              $14,000,000

Capital for the Bank is above regulatory requirements at June 30, 1999. Pertinent capital ratios for the Bank as of June 30, 1999 are as follows:

                                                           Minimum
                                         Actual          Requirements
                                         ------          ------------
Tier 1 risk-based capital ratio            9.8%               4.0%
Total risk-based capital ratio            11.0%               8.0%
Leverage ratio                             6.7%               4.0%

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

Management divided all computer systems and software and operating equipment into two separate categories - Mission Critical and all other. Mission Critical refers to computer systems and software and operating equipment that is the most critical to the daily operation of the Bank. Assessment, remediation, and testing of all mission critical computer systems and software and operating equipment was substantially completed by the end of March 1999. Assessment, remediation and testing of all non-mission critical computer systems and software and operating equipment was substantially completed by the end of June 1999.

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

Item 2.           Changes in Securities - Not applicable.

Item 3.           Defaults Upon Senior Securities - Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders

                  (a) The annual meeting of shareholders of the Corporation was held on May 20, 1999.

                  (b) At the annual meeting of shareholders, Andre B. Lacy, Morris L. Maurer and Todd H. Stuart were each re-elected directors for a term of 3 years. The terms of the other directors of the Corporation, namely Kathryn G. Betley, James M. Cornelius, David R. Frick, G. Benjamin Lantz, William R. Loveday, Michael
                           S. Maurer, Philip B. Roby, and Todd H. Stuart, continued after the meeting.

                  (c) Present in person or by proxy at the annual meeting were 1,386,269 shares of common stock. Mr. Lacy received 1,385,269 votes; Mr. Maurer received 1,386,269 votes; and, Mr. Stuart received 1,384,769 votes. At the meeting, the shareholders also voted upon and approved increasing the number of shares authorized for issuance under the (i) 1993 Employee Stock Option Plan from 120 shares to 220 shares (1,340,579 shares for, 21,975 shares against or withheld, and 23,715 abstentions and broker nonvotes); (ii) 1993 Directors Stock Option Plan from 100 shares to 150 shares (1,324,829 shares for, 32,725 shares against or withheld, and 28,715 abstentions and broker nonvotes); (iii) 1993 Restricted Stock Plan from 70 shares to 110 shares (1,331,579 shares for, 31,975 shares against or withheld, and 22,715 abstentions and broker nonvotes).

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


                           Date:
                                 --------------------------------------
                           THE NATIONAL BANK OF INDIANAPOLIS CORPORATION


                           ---------------------------------------------
                           Debra L. Ross
                           Chief Financial Officer