Form 10QSB
period 1999-09-30
NATIONAL BANK OF INDIANAPOLIS CORP
filed 1999-11-09
CIK 912382

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10Q-SB

(Mark One)
  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ---    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
 --- TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ___________


Commission File Number      000-21671
                        -----------------

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

                             Yes    X             No
                                  -----               -----
As of September 30, 1999, there were 1,950,171 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one):

                             Yes                  No    X
                                  -----               -----

                                TABLE OF CONTENTS
                  THE NATIONAL BANK OF INDIANAPOLIS CORPORATION

                              Report on Form 10Q-SB
                                for Quarter Ended
                               September 30, 1999


PART I -       FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)
               Consolidated Balance Sheets - September 30, 1999
                   and December 31, 1998.....................................1
               Consolidated Statements of Operations - Three months
                   ended September 30, 1999 and 1998.........................2
               Consolidated Statements of Operations - Nine months
                   ended September 30, 1999 and 1998.........................3
               Consolidated Statements of Cash Flows - Nine months
                   ended September 30, 1999 and 1998.........................4
               Notes to Consolidated Financial Statements....................5

Item 2.        Management's Discussion and Analysis.......................6-10


PART II -      OTHER INFORMATION

Item 1.        Legal Proceedings............................................11
Item 2.        Changes in Securities........................................11
Item 3.        Default Upon Senior Securities...............................11
Item 4.        Submission of Matters to a Vote of Security Holders..........11
Item 5.        Other Information ...........................................11
Item 6.        Exhibits and Reports on Form 8-K.............................11

Signatures     .............................................................11

                  THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                     SEPTEMBER 30,    DECEMBER 31,
                                                              1999            1998
                                                       (UNAUDITED)          (NOTE)
                                                   --------------------------------
ASSETS
Cash and due from banks                              $  40,537,492   $  26,547,970
Federal funds sold                                      20,444,997      16,150,000
Investment securities
    Available-for-sale securities                       53,547,918      67,428,673
    Held-to-maturity securities                          8,464,988      10,964,214
                                                   --------------------------------
Total investment securities                             62,012,906      78,392,887

Loans                                                  287,678,756     227,847,742
    Less:  Allowance for loan losses                   (3,322,587)     (2,626,279)
                                                   --------------------------------
Net loans                                              284,356,169     225,221,463
Premises and equipment                                   7,714,457       7,124,929
Accrued interest                                         2,610,744       1,774,536
Stock in federal banks                                   1,797,500       1,314,600
Other assets                                             2,461,444       2,073,716
                                                   --------------------------------
Total assets                                         $ 421,935,709   $ 358,600,101

                                                   ================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Noninterest-bearing demand deposits              $  59,949,877   $  54,670,008
    Money market and savings deposits                  169,283,640     134,746,677
    Time deposits over $100,000                         37,433,451      40,617,911
    Other time deposits                                 70,241,808      67,879,165
                                                   --------------------------------
Total deposits                                         336,908,776     297,913,761
Security repurchase agreements                          41,207,213      25,558,206
FHLB advances                                           14,000,000      14,000,000
Long term debt                                           6,000,000               -
Other liabilities                                        2,761,474       1,772,702
                                                   --------------------------------
Total liabilities                                      400,877,463     339,244,669

Shareholders' equity:
    Common stock, no par value:
    Authorized shares - 3,000,000
    Issued and outstanding shares; 1999 -
    1,950,171;
       1998 - 1,908,279                                 20,534,340      19,747,320
    Unearned compensation                                (914,533)       (460,394)
    Retained earnings                                    1,439,071         112,954
    Accumulated comprehensive (loss)                         (632)        (44,448)
                                                   --------------------------------
Total shareholders' equity                              21,058,246      19,355,432
                                                   --------------------------------
Total liabilities and shareholders' equity           $ 421,935,709   $ 358,600,101

                                                   ================================

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

                THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30
                                                             1999         1998
                                                    ---------------------------
Interest income:
     Interest and fees on loans                       $ 5,402,891  $ 4,028,471

     Interest on investment securities                  1,153,214    1,093,171
     Interest on federal funds sold                       281,686      402,617
                                                    ---------------------------
Total interest income                                   6,837,791    5,524,259

Interest expense:
     Interest on deposits                               2,937,006    2,873,741
     Interest on repurchase agreements                    420,122      342,370
     Interest on FHLB advances                            203,371       57,238
     Other                                                 99,720            -
                                                    ---------------------------
Total interest expense                                  3,660,219    3,273,349
                                                    ---------------------------
Net interest income                                     3,177,572    2,250,910

Provision for loan losses                                 240,000      156,000
                                                    ---------------------------
Net interest income after provision for loan losses     2,937,572    2,094,910

Other operating income:
     Trust fees and commissions                           329,226      235,009
     Service charges and fees on deposit accounts         136,471       81,161
     Net gain on sale of mortgage loans                       290       71,799
     Other                                                374,457      151,705
                                                    ---------------------------
Total operating income                                    840,444      539,674

Other operating expenses:
     Salaries, wages and employee benefits              1,579,166    1,165,790
     Net occupancy expense                                311,139      174,586
     Furniture and equipment expense                      146,577      142,277
     Professional services                                130,932      108,308
     Data processing                                      168,136      113,318
     Other expenses                                       497,551      346,944
                                                    ---------------------------
Total other operating expenses                          2,833,501    2,051,223
                                                    ---------------------------
Net income before tax                                     944,515      583,361
     Federal and state income tax                         378,091            -
                                                    ---------------------------
Net income after tax                                   $  566,424   $  583,361
                                                    ===========================

Basic earnings per share                               $     0.30   $     0.31
                                                    ===========================

Diluted earnings per share                             $     0.27   $     0.29
                                                    ===========================

                THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)

                                                             NINE MONTHS ENDED
                                                                SEPTEMBER 30
                                                             1999         1998
                                                    ---------------------------
Interest income:
     Interest and fees on loans                       $14,623,216  $11,023,209
     Interest on investment securities                  3,321,364    3,016,175
     Interest on federal funds sold                       855,716    1,215,430
                                                    ---------------------------
Total interest income                                  18,800,296   15,254,814

Interest expense:
     Interest on deposits                               8,507,273    7,885,696
     Interest on repurchase agreements                  1,050,304      953,271
     Interest on FHLB advances                            603,405      121,594
     Other                                                196,428            -
                                                    ---------------------------
Total interest expense                                 10,357,410    8,960,561
                                                    ---------------------------
Net interest income                                     8,442,886    6,294,253

Provision for loan losses                                 720,000      468,000
                                                    ---------------------------
Net interest income after provision for loan losses     7,722,886    5,826,253

Other operating income:
     Trust fees and commissions                           916,166      670,647
     Service charges and fees on deposit accounts         369,510      229,917
     Net gain on sale of mortgage loans                    71,709      143,555
     Other                                              1,059,853      369,321
                                                    ---------------------------
Total operating income                                  2,417,238    1,413,440

Other operating expenses:
     Salaries, wages and employee benefits              4,409,843    3,319,079
     Net occupancy expense                                807,290      474,241
     Furniture and equipment expense                      418,539      379,763
     Professional services                                416,001      337,031
     Data processing                                      471,719      329,684
     Other expenses                                     1,411,326    1,118,653
                                                    ---------------------------
Total other operating expenses                          7,934,718    5,958,451
                                                    ---------------------------
Net income before tax                                   2,205,406    1,281,242
     Federal and state income tax                         879,289            -
                                                    ---------------------------
Net income after tax                                  $ 1,326,117  $ 1,281,242
                                                    ===========================

Basic earnings per share                                $    0.70    $    0.69
                                                    ===========================

Diluted earnings per share                              $    0.64    $    0.64
                                                    ===========================

                 THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                     NINE MONTHS ENDED
                                                       SEPTEMBER 30
                                                     1999         1998
                                                 --------------------------
Operating Activities
Net Income                                        $ 1,326,117  $ 1,281,242
Adjustments to reconcile net income to net cash
     provided (used) by operating activities:
         Provision for loan losses                    720,000      468,000
         Depreciation and amortization                537,373      433,507
         Net accretion of investments              (1,001,975)  (1,036,808)
         Increase in:
            Interest receivable                      (836,208)     (11,843)
            Other assets                             (420,165)  (1,247,777)
            Other liabilities                         988,772      686,918

                                                 --------------------------
Net cash provided by operating activities           1,313,914      573,239

INVESTING ACTIVITIES
Net change in federal funds sold                   (4,294,997) (13,825,000)
Proceeds from maturities of investment
     securities held to maturity                    4,371,563    1,958,850
Proceeds from maturities of investment
     securities available for sale                 74,189,331   64,269,865
Purchases of investment securities held
     to maturity                                   (2,277,070)  (1,117,056)
Purchases of investment securities available
     for sale                                     (59,308,515) (87,703,912)
Net increase in loans                             (59,854,706) (49,464,991)
Purchases of bank premises and equipment           (1,126,901)    (632,467)

                                                 --------------------------
Net cash used by investing activities             (48,301,295) (86,514,711)

FINANCING ACTIVITIES
Net increase in deposits                           38,995,015   80,915,947
Increase in security repurchase agreements         15,649,007    9,685,235
Increase in FHLB borrowings                                 -    6,000,000
Proceeds from issuance of long-term debt            6,000,000            -
Proceeds from issuance of stock                       332,881      262,414

                                                 --------------------------
Net cash provided by financing activities          60,976,903   96,863,596
                                                 --------------------------

Increase in Cash and Cash Equivalents              13,989,522   10,922,124

Cash and Cash Equivalents at Beginning of Year     26,547,970   11,446,150

                                                 --------------------------
Cash and Cash Equivalents at End of Period       $ 40,537,492 $ 22,368,274
                                                 ==========================

Interest Paid                                    $ 10,188,265  $ 9,217,701
                                                 ==========================

Income Taxes Paid                                   $ 880,692  $ 1,035,208
                                                 ==========================

                        THE NATIONAL BANK OF INDIANAPOLIS
                                   CORPORATION

                   Notes to Consolidated Financial Statements

                               September 30, 1999

                                   (Unaudited)

                          NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999 is not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in The National Bank of Indianapolis Corporation's ("Corporation") Form 10-KSB for the year ended December 31, 1998.

                      NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

As of January 1, 1998, the Corporation adopted Statement 130, "Reporting Comprehensive Income". Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Corporation's net income. Statement 130 requires unrealized gains or losses net of tax on the Corporation's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

For the three months ended September 30, 1999 and 1998, total comprehensive income amounted to $579,183 and $536,340. For the nine months ended September 30, 1999 and 1998, total comprehensive income amounted to $1,369,933 and $1,263,052.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION


RESULTS OF OPERATIONS

Nine months Ended September 30, 1999 Compared to the Nine months Ended September 30, 1998:

The Corporation's results of operations depend primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. The Corporation had net income of $1,326,117 for the nine months ended September 30, 1999, compared to net income of $1,281,242 for the nine months ended September 30, 1998. This change is primarily due to the growth of The National Bank of Indianapolis ("Bank") allowing for more interest earning assets and net interest income compared to the same period during 1998, thereby offsetting more of the operating expenses.

Net Interest Income
-------------------
Net interest income increased $2,148,633 or 34.1% to $8,442,886 for the nine months ended September 30, 1999, from $6,294,253 for the nine months ended September 30, 1998. Total interest income increased $3,545,482 for the nine months ended September 30, 1999, to $18,800,296 from $15,254,814 for the nine months ended September 30, 1998. This increase is primarily a result of average total loans for the nine months ended September 30, 1999, being approximately $285,000,000 compared to average total loans of approximately $181,000,000 for the nine months ended September 30, 1998. Of the total $104,000,000 increase, commercial loans increased approximately $70,000,000 and residential mortgages increased approximately $28,000,000. The loan portfolio produces the highest yield of all earning assets.

Investment portfolio income increased $305,189 or 10.1% to $3,321,364 for the nine months ended September 30, 1999, as compared to $3,016,175 for the nine months ended September 30, 1998. This increase is primarily a result of the increase in the average investment securities portfolio from approximately $68,000,000 for the nine months ended September 30, 1998, to approximately $85,000,000 for the nine months ended September 30, 1999. Interest on federal funds sold decreased due to a decrease in average federal funds sold of approximately $6,000,000 for the nine months ended September 30, 1999, over the same period the previous year.

Total interest expense increased $1,396,849 or 15.6% to $10,357,410 for the nine months ended September 30, 1999, from $8,960,561 for the nine months ended September 30, 1998. This increase is due to an increase in interest bearing deposits, advances from the FHLB, and the issuance of long-term debt. Total interest bearing liabilities averaged approximately $336,000,000 for the nine months ended September 30, 1999, as compared to approximately $237,000,000 for the nine months ended September 30, 1998. The weighted average cost of interest bearing liabilities was approximately 4.1% at September 30, 1999 compared to 5.0% at September 30, 1998.

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

During the nine months ended September 30, 1999 $720,000 was charged to the provision for loan losses compared to $468,000 for the nine months ended September 30, 1998. At September 30, 1999, the allowance was $3,322,587 or 1.15% of total loans. This compares to an allowance of $2,626,279 or 1.15% of total loans as of December 31, 1998.

Other Operating Income
----------------------
Other operating income for the nine months ended September 30, 1999, increased $1,003,798 or 71.0% to $2,417,238 from $1,413,440 for the nine months ended
September 30, 1998. The increase is primarily due to an increase in service charges and fees on deposit accounts of $139,593 or 60.7% from $229,917 for the nine months ended September 30, 1998, to $369,510 for the nine months ended September 30, 1999. This increase is attributable to the increase in average demand deposit accounts of $82,000,000 from approximately $147,000,000 at September 30, 1998, to approximately $229,000,000 at September 30, 1999. The increase in other operating income is also attributable to an increase in trust fees and commissions of $245,519 or 36.6% from $670,647 for the nine months ended September 30, 1998, to $916,166 for the nine months ended September 30, 1999. The increase in trust income is attributable to the increase in total assets under trust management of approximately $184,000,000 from approximately $308,000,000 at September 30, 1998, to approximately $492,000,000 at September 30, 1999.

In December 1998, the Bank purchased the downtown office building at 107 North Pennsylvania Street which houses its main office as well as the Corporation's main office. Contributing to the increase in other operating income was the rental income from the other tenants in the building. For the nine months ended September 30, 1999, building rental income was $462,512 compared to $0 for the nine months ended September 30, 1998.

Other Operating Expenses
------------------------
Other operating expenses for the nine months ended September 30, 1999, increased $1,976,267 or 33.2% to $7,934,718 from $5,958,451 for the nine months ended
September 30, 1998. Salaries, wages and employee benefits increased $1,090,764 or 32.9% to $4,409,843 for the nine months ended September 30, 1999, from $3,319,079 for the nine months ended September 30, 1998. This increase is primarily due to the increase in the number of employees from 84 full time equivalents at September 30, 1998, to 111 full time equivalents at September 30, 1999. Net occupancy expense increased $333,049 and furniture and equipment expense increased $38,776 for the nine months ended September 30, 1999, over the same period the previous year. This is primarily due to the opening of new branches at 49th and Pennsylvania in March 1998 and One American Square in June 1999 and the expansion of additional space at the downtown location. Professional services expense increased $78,970 or 23.4% from $337,031 for the nine months ended September 30, 1998, to $416,001 for the nine months ended September 30, 1999. Data processing expenses increased $142,035 for the nine months ended September 30, 1999, over the same period the previous year primarily due to increased service bureau fees relating to increased transaction activity by the Bank and trust department.


LIQUIDITY AND INTEREST RATE SENSITIVITY

The Corporation must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets - those which can be converted into cash - and access to additional sources of funds. Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as "available for sale" and maturing loans. Federal funds sold represent the Corporation's primary source of immediate liquidity and were maintained at a level adequate to meet immediate needs. Federal funds averaged approximately $23,000,000 and $29,000,000 for the nine months ended September 30, 1999 and 1998, respectively. Maturities in the Corporation's loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At September 30, 1999, the Corporation's rate sensitive liabilities exceeded rate sensitive assets due within one year by $46,942,654.

As part of managing liquidity, the Corporation monitors its loan to deposit ratio (including repurchase agreements) on a daily basis. At September 30, 1999, the ratio was 85.4 percent which is within the Corporation's acceptable range.

The Corporation experienced an increase in cash and cash equivalents, its primary source of liquidity, of $13,989,522 during the first nine months of 1999. The primary financing activity of deposit and repurchase agreement growth provided net cash of $54,644,022. Lending used $59,854,706, investments provided $16,975,309, and increasing federal funds sold used $4,294,997. The Corporation's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation's liquidity position.

CAPITAL RESOURCES

The Corporation's only source of capital since commencing operations has been from issuance of common stock, results of operations, and the issuance of long term debt to a non-affiliated third party.

The Corporation incurred indebtedness in the amount of $6,000,000 pursuant to a Revolving Credit Agreement with Harris Trust and Savings Bank dated March 26, 1999. The aggregate amount of the revolving line of credit is $7,500,000 maturing December 31, 2005. Mandatory principal payments are due as follows, thus reducing the aggregate line amount available:

                   Date                                      Amount
                   ----                                      ------
                   December 31, 2003                     $3,000,000
                   December 31, 2004                     $1,000,000

There are many different interest rate options available. Each option is available for a fixed term of one to three months. The Corporation is currently paying Adjusted LIBOR plus 2.0% which equates to 7.38%. Interest payments are due quarterly. The Corporation made a $6,000,000 capital contribution to the Bank from the loan proceeds.

The Bank has incurred indebtedness pursuant to FHLB advances as follows:

                           Amount          Rate            Maturity
                           ------          ----            --------
                    $   2,000,000         6.40%          08/01/2001
                        6,000,000         5.66%          09/04/2003
                        3,000,000         5.39%          10/03/2005
                        3,000,000         5.55%          10/02/2005
                   --------------
                    $  14,000,000

Capital for the Bank is above regulatory requirements at September 30, 1999. Pertinent capital ratios for the Bank as of September 30, 1999 are as follows:

                                                            Minimum
                                         Actual        Requirements
                                         ------        ------------
Tier 1 risk-based capital ratio            9.4%                4.0%
Total risk-based capital ratio            10.5%                8.0%
Leverage ratio                             6.5%                4.0%

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

OTHER INFORMATION

Item 1.        Legal Proceedings
               Neither The National Bank of Indianapolis Corporation nor its subsidiary is a party to any pending legal proceedings other than routine litigation incidental to its business.

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



                  Date: November 8, 1999
                        ---------------------------------------

                  THE NATIONAL BANK OF INDIANAPOLIS CORPORATION






                  /s/ Debra L. Ross
                  -------------------------------------------
                  Debra L. Ross
                  Chief Financial Officer