Form 10-K405
period 1999-12-31
NATIONAL BANK OF INDIANAPOLIS CORP
filed 2000-03-30
CIK 912382

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

 X   Annual report under section 13 or 15(d) of the Securities Exchange Act of
---  1934 [FEE REQUIRED] for the fiscal year ended 12/31/99

     Transition report under section 13 or 15(d) of the Securities Exchange Act --- of 1934 [NO FEE REQUIRED] for the transition period from ______________ to
     _______________

COMMISSION FILE NUMBER 000-21671

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            INDIANA                                      35-1887991
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)
--------------------------------------------------------------------------------

107 NORTH PENNSYLVANIA STREET, SUITE 700, INDIANAPOLIS, IN          46204
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)
Issuer's telephone number      (317) 261-9000
--------------------------------------------------------------------------------

Securities to be registered under Section 12(b) of the Act:
      Title of each class              Name of each exchange on which registered
  NONE
-------------------------------------  -----------------------------------------

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
Yes  X    No
   ----     ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $29,992,278
-------------------------------------

NOTE.--If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest
practicable date.   1,950,171 AT 2/29/00
                  -----------------------------

DOCUMENTS INCORPORATED BY REFERENCE. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) Into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement;
and (3) any prospectus filed pursuant to Rule 424(b) or (c) the Securities
Act of 1933 ("Securities Act".) The listed documents should be clearly described for identification purposes. NONE

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  YES         NO  X
                                                               --------   ----

FORM 10-K CROSS REFERENCE INDEX


ITEM              DISCLOSURE REQUIRED                                                        PAGE
----              -------------------                                                        ----
PART I

Item 1.           Business                                                                      3

Item 2.           Property                                                                     10

Item 3.           Legal Proceedings                                                            10

Item 4.           Submission of Matters to a Vote of Security Holders                          10

PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters        11

Item 6.           Selected Financial Data                                                      12

Item 7.           Management's Discussion and Analysis of Financial Condition                  13
                  And Results of Operations

Item 7A.          Quantitative and Qualitative Disclosures about Market Risk                   30

Item 8.           Financial Statements and Supplementary Data                                  32

Item 9.           Changes In and Disagreements With Accountants on Accounting                  53
                  and Financial Disclosure

PART III

Item 10.          Directors and Executive Officers of the Registrant                           53

Item 11.          Executive Compensation                                                       55

Item 12.          Security Ownership and Certain Beneficial Owners and Management              65

Item 13.          Certain Relationships and Related Transactions                               67


PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K             68


PART I

ITEM 1.  BUSINESS

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

     The Bank was officially chartered by the Office of the Comptroller of the Currency ("OCC") on December 8, 1993 and opened for business to the public on December 21, 1993. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank currently conducts its business through its downtown headquarters located at 107 North Pennsylvania Street in Indianapolis, at neighborhood bank offices located at 84th Street and Ditch Road in northwestern Marion County and 82nd Street and Bash Road in northeastern Marion County, in the Chamber of Commerce Building and AUL Office Complex in downtown Indianapolis, and at 4930 North Pennsylvania Street in northern Marion County.

     The Bank provides a full range of deposit, credit, and money management services to its targeted market, which is small to medium size businesses, affluent executive and professional individuals, and not-for-profit organizations. In February of 1994, the Bank received full trust powers and offers full trust services.

     Management has sought to position the Bank to capitalize on the customer disruption, dissatisfaction, and turn-over which it believes has resulted from the acquisition of the three largest commercial banks located in Indianapolis by out-of-state holding companies. As such, The National Bank of Indianapolis enjoys a unique position as the only locally-owned and operated national bank in Marion County. On December 31, 1999, the Corporation had consolidated total assets of $430 million and total deposits of $345 million.

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

     BUSINESS PLAN OVERVIEW. The business plan of the Bank is based on being a strong, locally owned bank providing superior service to a small group of customers, which are primarily corporations with annual sales under $30 million, executives, professionals, and not-for-profit organizations. The Bank provides highly personalized banking services with an emphasis on knowledge of the particular financial needs and objectives of its clients and quick response to customer requests. Because the management of the Bank is located in Indianapolis, all credit and related decisions are made locally, thereby facilitating prompt response. The Bank emphasizes both highly personalized service at the customer=s convenience and non-traditional delivery services that do not require customers to frequent the Bank. This personal contact has become a trademark of the Bank and a key means of differentiating the Bank from other financial service providers.

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

     The Bank's growth in deposits is attributable in part to the efforts of its staff who provide personal banking services to the Bank=s customers. In addition, the Bank has emphasized paying competitive interest rates on deposit products. Finally, the Bank has offered savings and certificate of deposit products with competitive rates to larger depositors in an effort to minimize the operating costs of obtaining these deposits. Lending strategies focus primarily on commercial loans to small and medium size businesses as well as personal loans to executives and professionals.

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

     EMPLOYEES. The Bank has 127 employees, of which 118 are full-time employees. The Bank has employed persons with substantial experience in the Indianapolis banking market. The average experience level for all Bank employees is in excess of 12 years.

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

     The Bank maintains a comprehensive loan policy that establishes guidelines with respect to all categories of lending. In addition, loan policy sets forth lending authority for each loan officer. The Loan Committee of the Bank reviews all loans. Any loan in excess of a lending officer's lending authority must receive the approval of the CEO or CLO up to their lending limit. Any loan greater than the CEO and CLO's lending authority but less than $2,500,000 must be approved by the Loan Committee prior to the Bank making such loan. The Board of Directors Loan Policy Committee does not generally approve loans unless they are above $2,500,000 or are loans to directors or executive officers. All loans are assigned a numerical rating based on creditworthiness and are monitored for improvement or deterioration.

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

     Certain regulatory capital ratios for the Corporation as of December 31, 1999 are shown below:

Tier 1 Capital to Risk-Weighted Assets                                      7.2%

Total Risk Based Capital to Risk-Weighted Assets                            8.4%

Tier 1 Leverage Ratio                                                       5.0%

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

     The most stringent capital requirement affecting the Bank, however, are those established by the prompt corrective action provisions of FDICIA, which are discussed below. At December 31, 1999, the Bank's total risk-based capital, Tier 1 risk-based capital and leverage capital exceeded the amounts required to be designated "well capitalized."

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

     DEPOSIT INSURANCE. The Bank's deposits are insured up to $100,000 per insured account by the BIF. As an institution whose deposits are insured by the BIF, the Bank is not currently required to pay deposit insurance premiums to BIF but, was required to pay $17,300 for the Financing Corporation ("FICO") assessment for the first quarter in 2000. The Bank's deposit insurance assessments may increase depending upon the risk category and subcategory, if any, to which the Bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the Bank's earnings.

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

     Certain regulatory capital ratios under the OCC's risk-based capital guidelines for the Bank at December 31, 1999 are shown below:


         Tier 1 Capital to Risk-Weighted Assets.......................   9.1%
         Total Risk-Based Capital to Risk-Weighted Assets.............  10.2%
         Tier 1 Leverage Ratio........................................   6.3%


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

     RECENT LEGISLATION. On November 12, 1999 the President of the United States signed into law the Gramm-Leach-Bliley Act ("GLBA"). The GLBA contains a number of provisions that will fundamentally alter the banking and financial services industries. The GLBA repeals Section 20 of the Banking Act of 1933, commonly known as the Glass-Steagall Act, which generally has separated commercial from investment banking. The GLBA will also for the first time allow banks, securities firms and insurance companies to affiliate in a new financial holding company structure.

     Under the GLBA, national bank affiliates will be able to conduct a broad range of financial activities, including providing insurance and securities services. However, the national bank must be well-capitalized and well-managed. In addition, insurance and securities activities will be functionally regulated. For example, the Securities and Exchange Commission will regulate most national bank affiliates' securities activities and the states will regulate their insurance activities. The GLBA preserves the thrift charter, but bars new unitary thrift holding companies from approval that were applied for after May 4, 1999.

     It is not possible to predict what impact the GLBA will have on the Corporation and the Bank. One consequence may be increased competition from large financial services companies, that under the GLBA, will be permitted to provide many types of financial services to customers. Another consequence will be the imposition of new regulations regarding the privacy of consumer and customer financial information. Recently, regulations were proposed governing the privacy of financial information of bank customers. The privacy regulations, which will apply to the Corporation and the Bank, are due to be finalized in May, with an effective date next fall.

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

ITEM 2.  PROPERTY

     The Bank purchased the downtown office building which houses its main office as well as the Corporation's main office at 107 North Pennsylvania Street in December 1998. It was previously being leased from an affiliate of one of the directors of the Corporation and the Bank.

     The Bank opened its first neighborhood bank office in February 1995 at 84th and Ditch Road. The Bank also opened a neighborhood bank office at 82nd and Bash Road on the northeast side of Indianapolis in December 1995. The Bank owns the land and the premises for both of these offices. In March 1996, the Bank opened an office in the Chamber of Commerce building at 320 N. Meridian Street in the downtown Indianapolis area. The Bank leases the premises at this banking office. In March 1998, the Bank opened an office at 4930 North Pennsylvania Street and leases the premises at this banking office. In June 1999, the Bank opened an office in the AUL Office Complex located at One American Square in the downtown Indianapolis area. The Bank leases the premises at this banking office. In July 1997, the Bank purchased a parcel of land in Greenwood for future business development.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Shares of the common stock of the Corporation are not traded on any national or regional exchange or in the over-the-counter market. Accordingly, there is no established market for the common stock. These are occasional trades as a result of private negotiations not involving a broker or a dealer.

     The Corporation had 619 shareholders on record as of December 31, 1999.

     The Corporation has not declared or paid any cash dividends on its shares of common stock since its organization in 1993. The Corporation and the Bank anticipate that earnings will be retained to finance the Bank's growth in the immediate future. Future dividend payments by the Corporation, if any, will be dependent upon dividends paid by the Bank, which are subject to regulatory limitations, earnings, general economic conditions, financial condition, capital requirements, and other factors as may be appropriate in determining dividend policy.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain consolidated information concerning the Corporation for the periods and dates indicated and should be read in connection with, and is qualified in its entirety by, the detailed information and consolidated financial statements and related notes set forth in the Corporation's audited financial statements included elsewhere herein (in 000's).


                                                                           YEAR ENDED DECEMBER 31
                                                             1999         1998        1997        1996         1995
--------------------------------------------------------------------------------------------------------------------
CONSOLIDATED OPERATING DATA:
     Interest income                                  $    26,247   $   21,052   $  15,597   $  10,969   $    6,252
     Interest expense                                      14,355       12,367       9,005       6,234        3,425
         Net interest income                               11,892        8,685       6,592       4,735        2,827
    Provision for loan losses                               1,010          680         624         420          600
         Net income after provision for loan losses        10,882        8,005       5,968       4,315        2,227
    Securities gains (losses) net                               0            0           0          23          (2)
    Other income                                            3,363        2,041       1,297         901          445
    Non-interest expense                                   11,198        8,168       6,091       5,161        3,537
    Income (loss) before income taxes                       3,047        1,878       1,174          78        (867)
    Applicable income taxes                                 1,217          198           0           0            0
    Net income (loss)                                 $     1,830   $    1,680   $   1,174   $      78   $    (867)

CONSOLIDATED BALANCE SHEET DATA (AT END OF PERIOD):
    Total assets                                      $   429,501   $  358,600   $ 243,067   $ 201,118   $  120,531
    Total investment securities                            55,660       79,707      54,313      38,988       26,370
    Total loans                                           311,478      227,848     157,905     122,832       70,538
    Allowance for loan losses                             (3,393)        2,626       1,963       1,356          985
    Deposits                                              345,008      297,914     203,234     170,148       98,309
    Shareholders' equity                                   21,636       19,355      17,394      15,999       15,705
    Weighted average shares outstanding                     1,889        1,868       1,831       1,820        1,498

PER SHARE DATA:
    Basic net income (loss) per common share (1)      $      0.97   $     0.90   $    0.64   $    0.04   $   (0.58)
    Cash dividends declared                                     0            0           0           0            0
    Book value (2)                                    $     11.09   $    10.14   $    9.18   $    8.78   $     8.75

OTHER STATISTICS AND OPERATING DATA:
    Return on average assets                                 0.5%         0.6%        0.5%        0.1%       (1.0)%
    Return on average equity                                 7.6%         9.3%        7.7%        0.5%       (7.7)%
    Net interest margin (3)                                  3.2%         3.0%        3.1%        3.1%         3.4%
    Average loans to average deposits                       83.4%        74.6%       74.7%       69.7%        66.1%
    Allowance for loan losses to loans at end of
      period                                                 1.1%         1.2%        1.2%        1.1%         1.4%
    Allowance for loan losses to non-performing loans      881.5%          N/A     1846.7%     1639.8%          N/A
    Non-performing loans to loans at end of period           0.1%         0.0%        0.1%        0.1%          N/A
    Net charge-offs to average loans                         0.1%         0.0%        0.0%        0.1%          N/A
    Number of offices                                           6            5           4           4            3
    Number of full and part-time employees                    127           96          77          58           47
    Number of Shareholders of Record                          619          579         567         549          542

CAPITAL RATIOS:
Average shareholders' equity to average assets               6.1%         5.9%        7.0%        9.2%        12.8%
Equity to Assets                                             5.0%         5.4%        7.2%        8.0%        13.0%
Total risk-based capital ratio (Bank Only)                  10.2%         9.5%       11.4%       12.7%        18.1%


(1)  Based upon weighted average shares outstanding during the period.
(2)  Based on Common Stock outstanding at the end of the period.
(3)  Net interest income as a percentage of average interest-earning assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE CORPORATION RELATES TO THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997 AND SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE HEREIN.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998 AND YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

The Corporation's results of operations depend primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. The Corporation had net income of $1,830,320 for the year ended December 31, 1999 compared to net income of $1,680,346 for the year ended December 31, 1998 and net income of $1,174,128 for the year ended December 31, 1997. This change is primarily due to the growth of the Bank allowing for more interest earning assets and net interest income compared to the same period during 1998 and 1997, thereby offsetting more of the operating expenses.

The Bank experienced exceptional growth during 1999 and 1998. Total assets increased $70,901,363 or 19.8% to $429,501,464 for the year ended December 31, 1999 from $358,600,101 for the year ended December 31, 1998 and total assets increased $115,533,393 or 47.5% from $243,066,708 for the year ended December 31, 1997. This growth is in part due to an increase in customers as a result of the local merger of Bank One with NBD and the entrance of Union Planters to the Indianapolis market.

NET INTEREST INCOME

Net interest income increased $3,207,042 or 36.9% to $11,892,278 for the year ended December 31, 1999, from $8,685,236 for the year ended December 31, 1998 and net interest income increased $2,092,937 or 31.7% from $6,592,299 for the year ended December 31, 1997. Total interest income increased $5,195,410 for the year ended December 31, 1999 to $26,247,188 from $21,051,778 for the year ended December 31, 1998 and total interest income increased $5,454,459 from $15,597,319 for the year ended December 31, 1997. This increase is primarily a result of average total loans for the year ended December 31, 1999 being approximately $265,000,000 compared to average total loans of approximately $190,000,000 for the year ended December 31, 1998 and average total loans of approximately $139,000,000 for the year ended December 31, 1997. The loan portfolio produces the highest yield of all earning assets. Investment portfolio income increased $136,242 or 3.2% to $4,420,281 for the year ended December 31, 1999, as compared to $4,284,039 for the year ended December 31, 1998 and investment portfolio income increased $1,032,110 or 31.7% from $3,251,929 for the year ended December 31, 1997. This increase is primarily a result of the increase in the average investment securities portfolio to approximately $83,000,000 for the year ended December 31, 1999 from approximately $74,000,000 for the year ended December 31, 1998 and from approximately $54,000,000 for the year ended December 31, 1997. The overall increase in investment income during 1999 was not greater due to the fact that there was a decrease in the weighted average rate of the investment portfolio from 5.79% for the year ended December 31, 1998 to 5.35% for the year ended December 31, 1999. For the year ended December 31, 1998, investment income was not greater due to the fact that there was a decrease in the weighted average rate of the investment portfolio from 6.01% for the year ended December 31, 1997. Interest on federal funds sold decreased for the year ended December 31, 1999 over the same period the previous year due to a decrease in average federal funds sold of approximately $5,000,000. Interest on federal funds sold increased for the year ended December 31, 1998 over the same period the previous year due to an increase in average federal funds sold of approximately $11,000,000.

Total interest expense increased $1,988,368 or 16.1% to $14,354,910 for the year ended December 31, 1999, from $12,366,542 for the year ended December 31, 1998 and total interest expense increased $3,361,522 or 37.3% from $9,005,020 for the year ended December 31, 1997. This increase is due to an increase in interest bearing deposits, long term debt, and FHLB advances. Total interest bearing liabilities averaged approximately $318,000,000 for the year ended December 31, 1999 as compared to approximately $249,000,000 for the year ended December 31,

1998 and approximately $174,000,000 for the year ended December 31, 1997. The average cost of interest bearing liabilities at December 31, 1999, was approximately 4.5% as compared to average cost of interest bearing liabilities of approximately 5.0% at December 31, 1998 and approximately 5.1% at December 31, 1997. The rate decrease was due to the run off of higher priced deposits being replaced by lower priced deposits.

The following table details average balances, interest income/expense and average rates/yields for the Bank's earning assets and interest bearing liabilities for the years ended December 31, 1999, 1998 and 1997 (in 000's):


                                              1999                                          1998
                                              Interest       Average                         Interest       Average
                                 Average       Income/         Rate/            Average       Income/         Rate/
                                 Balance       Expense         Yield            Balance       Expense         Yield
                            -----------------------------------------     --------------------------------------------
Assets:
Federal Funds                    $23,880       $ 1,187         4.97%            $28,681       $ 1,543         5.38%
Investments                       82,636         4,420         5.35%             74,025         4,284         5.79%
Loans (gross)                    264,848        20,640         7.79%            189,582        15,225         8.03%
                            -----------------------------------------     --------------------------------------------
Total earning assets            $371,364       $26,247         7.07%           $292,287       $21,052         7.20%
Non-earning assets                27,767                                         14,194

                            -------------                                 --------------
Total assets                    $399,131                                       $306,482
                            =============                                 ==============

Liabilities:
Interest bearing DDA             $29,156         $ 471         1.62%            $19,760         $ 438         2.21%
Savings                          125,510         5,307         4.23%             96,114         4,457         4.64%
CD's under $100,000               64,485         3,495         5.42%             58,410         3,406         5.83%
CD's over $100,000                36,793         1,962         5.33%             35,847         2,082         5.81%
Individual Retirement
  Accounts                         7,194           390         5.42%              6,367           368         5.79%
Repurchase Agreements             36,218         1,603         4.43%             26,625         1,281         4.81%
FHLB Advances                     14,000           807         5.76%              5,452           323         5.93%
Long Term Debt                     4,230           319         7.55%                  0             0         0.00%
                            -----------------------------------------     --------------------------------------------
Total Interest Bearing
  Liabilities                   $317,585       $14,355         4.52%           $248,575       $12,356         4.97%
Non-Interest Bearing
  Liabilities                     54,547                                         37,635
Other Liabilities                  2,815                                          2,244

                            -------------                                 --------------
Total Liabilities               $374,947                                       $288,454
Equity                            24,184                                         18,028

                            -------------                                 --------------
Total Liabilities & Equity      $399,131                                       $306,482
                            =============                                 ==============

Recap:
Interest Income                                $26,247         7.07%                          $21,052         7.20%
Interest Expense                                14,355         4.52%                           12,356         4.97%

                                         ----------------------------                   ----------------------------
Net Interest Income/Spread                     $11,892         2.55%                           $8,696         2.23%
                                         ============================                   ============================

Contribution of
Non-Interest Bearing Funds                                     0.65%                                          0.74%

Net Interest Margin                                            3.20%                                          2.98%



                                                1997
                                            Interest       Average
                               Average       Income/         Rate/
                               Balance       Expense         Yield
                          --------------  -------------------------
Assets:
Federal Funds                  $17,340         $ 953         5.50%
Investments                     54,117         3,252         6.01%
Loans (gross)                  138,984        11,392         8.20%
                          --------------  -------------------------
Total earning assets          $210,441       $15,597         7.41%
Non-earning assets               9,733

                          -------------
Total assets                  $220,174
                          =============

Liabilities:
Interest bearing DDA           $13,824         $ 323         2.34%
Savings                         65,640         3,077         4.69%
CD's under $100,000             44,513         2,629         5.91%
CD's over $100,000              30,269         1,784         5.89%
Individual Retirement
  Accounts                       5,020           303         6.04%
Repurchase Agreements           15,324           759         4.95%
FHLB Advances                    2,000           130         6.49%
Long Term Debt
                          --------------  -------------------------
Total Interest Bearing
  Liabilities                 $176,589        $9,005         5.10%
Non-Interest Bearing
  Liabilities                   26,872
Other Liabilities                1,369

                          -------------
Total Liabilities             $204,830
Equity                          15,344

                          -------------
Total Liabilities & Equity    $220,174
                          =============

Recap:
Interest Income                $15,597         7.41%
Interest Expense                 9,005         5.10%

                            -------------------------
Net Interest Income/Spread      $6,592         2.31%
                            =========================

Contribution of
Non-Interest Bearing Funds                     0.82%

Net Interest Margin                            3.13%


Average balances computed using daily actual balances.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense of the Corporation's average earning assets and average interest-bearing liabilities. The table distinguishes between the changes related to average outstanding balances of assets and liabilities (changes in volume holding the initial average interest rate constant) and the changes related to average interest rates (changes in average rate holding the initial average outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATES (IN 000'S):


                                                                       Year Ended December 31
                                       1999 Changes from 1998            1998 Changes from 1997           1997 Changes from 1996
                                --------------------------------   -------------------------------   ------------------------------
                                               Due to     Due to                 Due to     Due to   Net Change   Due to     Due to
                                Net Change    Rate      Volume     Net Change    Rate      Volume                 Rate      Volume
Interest earning assets:
   Federal funds sold            $    (356) $    (117) $    (239)  $      590 $     (20)  $     610      (213)  $      41 $   (254)
   Investment Securities                136      (324)        461       1,032      (120)      1,152      1,061        (4)     1,065
   Loans                              5,415      (451)      5,866       3,833      (231)      4,064      3,780        138     3,642
                                  ---------- ---------- ----------  ---------- ----------  ---------  ---------  --------- ---------
       Total                     $    5,195 $    (892) $    6,088  $    5,455 $    (371)  $   5,826      4,628  $     175 $   4,453

Interest bearing liabilities:
   Demand deposits               $       34 $    (118) $      152  $      115 $     (17)  $     132         62  $       3 $      59
   Savings deposits                     850      (393)      1,243       1,381       (33)      1,413        668         30       638
   Certificates of deposit under
     $100,000                            89      (241)        329         777       (33)        810        973       (25)       998
   Certificates of deposit over
     $100,000                          (119)      (170)         51         298       (26)        324        513          9       504
   Individual Retirement
     Accounts                            22       (23)         45          65       (13)         78        117       (10)       127
   Repurchase agreements                322      (103)        425         522       (21)        543        328         13       315
   FHLB Advances                        484        (9)        493         193       (11)        204        110          0       110
   Long term debt                       319          0        319           0          0          0          0          0         0
                                  ---------- ---------- ----------  ---------- ----------  ---------  ---------  --------- ---------
        Total                    $    1,999 $  (1,057) $    3,056  $    3,350 $    (154)  $   3,504      2,771  $      20 $   2,751
                                  ---------- ---------- ----------  ---------- ----------  ---------  ---------  --------- ---------

Net change in Net Interest
   Income                        $    3,196 $      164 $    3,032  $    2,105 $    (217)  $   2,322      1,857  $     155 $   1,702
                                  ==================================================================================================


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

During the year ended December 31, 1999, $1,010,000 was charged to the provision for loan losses compared to $680,000 for the year ended December 31, 1998 and $624,000 for the year ended December 31, 1997. At December 31, 1999, the allowance was $3,392,587 or 1.1% of total loans. This compares to an allowance of $2,626,279 or 1.2% as of December 31, 1998 and an allowance of $1,963,040 or 1.2% as of December 31, 1997. A total of $243,692 was charged-off for the year ended December 31, 1999 compared to a total of $16,761 for the year ended December 31, 1998 and $16,760 for the year ended December 31, 1997.

OTHER OPERATING INCOME

Other operating income for the year ended December 31, 1999, increased $1,321,394 or 64.7% to $3,362,438 from $2,041,044 for the year ended December
31, 1998 and other operating income increased $743,848 or 57.3% from $1,297,196 for the year ended December 31, 1997. The increase in other operating income is primarily due to an increase in service charges and fees on deposit accounts of $220,875 or 69.3% to $539,468 for the year ended December 31, 1999 from $318,593 for the year ended December 31, 1998 and an increase of $79,553 or 33.3% from $239,040 for the year ended December 31, 1997. This increase is attributable to the increase in average demand deposit accounts of $56,000,000 to $210,000,000 for the year ended December 31, 1999 from $154,000,000 for the year ended December 31, 1998 and an increase of $46,000,000 from $108,000,000 for the year ended December 31, 1997. The increase in other operating income is also attributable to an increase in trust fees of $336,746 or 35.7% to $1,279,621 for the year ended December 31, 1999 from $942,875 for the year ended December 31, 1998 and an increase in trust fees of $232,332 or 32.7% from $710,543 for the year ended December 31, 1997. The increase in trust income is attributable to the increase in total assets under trust administration of approximately $141,063,000 to approximately $530,663,000 at December 31, 1999 from approximately $389,600,000 at December 31, 1998 and an increase $108,800,000 from approximately $280,800,000 at December 31, 1997. Also contributing to the increase in other operating income was the increase in the net gain on the sale of mortgages of $118,638 or 140.0% from $84,716 for the year ended December 31, 1997 compared to $203,354 for the year ended December 31, 1998 but the net gain on sale of mortgages decreased to $66,698 for the year ended December 31, 1999.

In December 1998, the Bank purchased the downtown office building at 107 North Pennsylvania Street which houses its main office as well as the Corporation's main office. Contributing to the increase in other operating income was the rental income from the other tenants in the building. For the year ended December 31, 1999, building rental income was $636,048 compared to $80,511 for the year ended December 31, 1998 and $0 for the year ended December 31, 1997.

OTHER OPERATING EXPENSES

Other operating expenses for the year ended December 31, 1999 increased $3,029,401 or 37.1% to $11,197,835 from $8,168,434 for the year ended December
31, 1998 and increased $2,077,067 or 34.1% from $6,091,367 for the year ended December 31, 1997. Salaries, wages and employee benefits increased $1,730,416 or 37.6% to $6,332,548 for the year ended December 31, 1999 from $4,602,132 for the year ended December 31, 1998 and increased $1,199,219 or 35.2% from $3,402,913 for the year ended December 31, 1997. This increase is primarily due to the increase in the number of employees to 118 full time equivalents at December 31, 1999 from 89 full time equivalents at December 31, 1998 and from 71 full time equivalents at December 31, 1997. Net occupancy expense increased $450,901 for the year ended December 31, 1999 over the same period the previous year and it increased $142,638 for the year ended December 31, 1998 over the same period for the previous year primarily due to the additional expense related to the operations of the building at 107 North Pennsylvania Street and the opening of the new branch at 4930 North Pennsylvania Street in March 1998 and at the AUL Office Complex in June 1999. Furniture and equipment expense increased $66,421 for the year ended December 31, 1999 over the same period the previous year and it increased $98,599 for the year ended

December 31, 1998 over the same period the previous year primarily due to the opening of the new branches. Professional services expense increased $121,497 or 27.9% to $556,707 for the year ended December 31, 1999 from $435,210 for the year ended December 31, 1998 and professional services expense increased $93,327 or 27.3% for the year ended December 31, 1997. Data processing expenses increased $191,548 for the year ended December 31, 1999 over the same period the previous year and also increased $91,092 for the year ended December 31, 1998 over the same period the previous year primarily due to increased service bureau fees relating to increased transaction activity by the Bank and trust department.

TAX (BENEFIT)/EXPENSE

The Corporation applies a federal income tax rate of 34% and a state tax rate of 8.5% in the computation of tax expense. For the year ended December 31, 1999, the provision for income taxes consisted of current tax expense of $1,417,719, and a deferred tax benefit of $201,158. For the year ended December 31, 1998, the provision for income taxes consisted of current tax expense of $1,068,011, a deferred tax benefit of $316,944 and a benefit of $553,567 from the reduction of the valuation allowance for deferred tax assets.

The Corporation has total deferred tax assets of $1,482,266 as of December 31, 1999 and $1,295,488 as of December 31, 1998. The deferred tax assets represent primarily a temporary difference for the recognition of the allowance for loan losses.

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

LIQUIDITY AND INTEREST RATE SENSITIVITY

The Corporation must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as Aavailable for sale@ and maturing loans. Federal funds sold represent the Corporation's primary source of immediate liquidity and were maintained at a level adequate to meet immediate needs. Federal funds sold averaged approximately $24,000,000, $29,000,000 and $17,000 for the twelve months ended December 31, 1999, 1998 and 1997 respectively. Maturities in the Corporation's loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At December 31, 1999, the Corporation's rate sensitive liabilities exceeded rate sensitive assets due within one year by $44,510,927. At December 31, 1998, the Corporation's rate sensitive liabilities exceeded rate sensitive assets due within one year by $32,581,749.

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

All mortgage-related securities must pass the FFIEC "stress" test. This stress test determines if price volatility under a 200 basis point interest rate shock for each security exceeds a benchmark 30 year mortgage-backed security. If the security fails the test, it is considered high risk and the Bank will not purchase it. All mortgage-related securities purchased and included in the investment portfolio will be subject to the FFIEC test as of December 31 each year to determine if they have become high risk holdings. If a mortgage-related security becomes high risk, it will be evaluated by the Bank's Investment Committee to determine if the security should be liquidated. At December 31, 1999 and 1998, the Bank held one high risk mortgage-related security.

The average yield on the Bank's investment portfolio is as follows as of December 31,


                                               1999                 1998                 1997
                                               ----                 ----                 ----
U.S. Treasuries                                4.97%                5.70%                6.53%
U.S. Government agencies                       5.17%                5.43%                5.75%
Collateralized mortgage securities             6.03%                6.65%                6.30%
Asset-backed securities                        5.24%                5.63%                5.80%
Other securities                               5.19%                5.60%                5.99%


With the exception of securities of the U.S. Government and U.S. Government agencies and corporations, the Corporation had no other securities with a book or market value greater than 10% of shareholders' equity as of December 31, 1999 and 1998.

The following is a summary of available-for-sale securities and held-to-maturity securities:


                                               AVAILABLE-FOR-SALE SECURITIES
                                    -----------------------------------------------------------------------
                                                           GROSS             GROSS          ESTIMATED
                                        AMORTIZED        UNREALIZED       UNREALIZED           FAIR
                                          COST              GAIN              LOSS            VALUE
                                    -----------------------------------------------------------------------
DECEMBER 31, 1999
U.S. Treasury securities                  $29,026,049       $  9,474          $(20,852)      $29,014,671
U.S. Government agencies                   10,000,000              -           (22,200)        9,977,800
Collateralized mortgage obligations         6,970,433          8,523           (16,133)        6,962,823
Asset-backed securities                       208,333            194                 -           208,527
                                    -----------------------------------------------------------------------
                                          $46,204,815        $18,191          $(59,185)      $46,163,821
                                    =======================================================================
DECEMBER 31, 1998
U.S. Treasury securities                 $  6,496,513       $  9,775       $    (6,428)     $  6,499,860
U.S. Government agencies                   42,175,157            678           (22,534)       42,153,301
Collateralized mortgage obligations        15,984,303         13,252           (73,043)       15,924,512
Asset-backed securities                     2,850,000          1,000                 -         2,851,000
                                    -----------------------------------------------------------------------
                                          $67,505,973        $24,705         $(102,005)      $67,428,673
                                    =======================================================================
DECEMBER 31, 1997
U.S. Treasury securities                 $  3,470,956        $23,424    $           --      $  3,494,380
U.S. Government agencies                   28,120,198          4,369           (25,832)       28,098,734
Collateralized mortgage obligations         6,404,920          2,833            (8,133)        6,399,620
Asset-backed securities                     2,850,000          3,787                --         2,853,788
                                    -----------------------------------------------------------------------
                                          $40,846,074        $34,413          $(33,965)      $40,846,522
                                    =======================================================================



                                                HELD-TO-MATURITY SECURITIES
                                    -----------------------------------------------------------------------
                                                           GROSS             GROSS          ESTIMATED
                                        AMORTIZED        UNREALIZED       UNREALIZED           FAIR
                                          COST              GAIN             LOSS             VALUE
                                    -----------------------------------------------------------------------
DECEMBER 31, 1999
Collateralized mortgage obligations      $  7,156,647       $  5,551         $(82,378)         $7,079,820
Other securities                              541,773          6,541              (11)            548,303
                                    -----------------------------------------------------------------------
                                         $  7,698,420        $12,092         $(82,389)         $7,628,123
                                    =======================================================================
DECEMBER 31, 1998
Collateralized mortgage obligations       $10,839,214        $75,600            $(333)        $10,914,481
Other securities                              125,000          4,488                 -            129,488
                                    -----------------------------------------------------------------------
                                          $10,964,214        $80,088            $(333)        $11,043,969
                                    =======================================================================
DECEMBER 31, 1997
Collateralized mortgage obligations       $12,198,686       $155,089          $(1,287)        $12,352,488
Other securities                              100,000          3,834               --             103,834
                                    -----------------------------------------------------------------------
                                          $12,298,686       $158,923          $(1,287)        $12,456,322
                                    =======================================================================


As part of managing liquidity, the Corporation monitors its loan to deposit ratio on a daily basis. At December 31, 1999 the ratio was 90.3 percent and as of December 31, 1998 the ratio was 76.5 percent which is within the Corporation's acceptable range.

The following table shows the composition of the Bank's loan portfolio as of the dates indicated (in 000's):


                                                                               DECEMBER 31,
                                  1999                  1998                      1997               1996                1995
                                  ----                  ----                      ----               ----                ----
                                          % of                   % of                   % of                 % of               % of
                             Amount      Total      Amount      Total         Amount   Total     Amount     Total    Amount    Total
                       ------------------------ ---------------------- ---------------------- --------------------------------------
TYPES OF LOANS
Commercial                 $135,897      43.6%    $102,427      45.0%        $78,855   49.9%    $55,678     45.3%   $34,881    49.4%
Construction                 14,472       4.6%       5,347       2.3%          2,174    1.4%      1,784      1.5%     2,375     3.4%
Commercial Mortgage          34,726      11.1%      21,990       9.7%          3,624    2.3%      3,017      2.5%     3,403     4.8%
Residential Mortgage        109,787      35.2%      86,095      37.8%         62,666   39.7%     56,455     46.0%    28,403    40.3%
Installment                   2,084       0.7%       1,607       0.7%          1,326    0.8%        836      0.7%       679     1.0%
Credit Card                   1,556       0.5%       1,179       0.5%            860    0.5%        793      0.6%       541     0.8%
Other                        12,956       4.2%       9,202       4.0%          8,400    5.3%      4,269      3.5%       256     0.4%
                       ------------------------ ---------------------- ---------------------- --------------------------------------
      Total - Gross        $311,478     100.0%    $227,847     100.0%       $157,905  100.0%   $122,832    100.0%  $ 70,538   100.0%
                                    ===========            ===========               ========           ==========          ========

      Allowance             (3,393)                (2,626)                   (1,963)              (1,356)               (985)

                       -------------            -----------            --------------           ----------          ----------
      Total - Net          $308,085               $225,221                  $155,942             $121,476             $69,553
                       =============            ===========            ==============           ==========          ==========


The following table shows the composition of the commercial loan category by industry type at December 31, 1999 (in $000's):


                                                                            December
                                                   1999                       1998                        1997
Type                                            Amount          %           Amount         %           Amount          %
----                                            ------          -           ------         -           ------          -

Agriculture, Forestry, & Fishing              $     26       0.0%         $    128      0.1%         $     61       0.1%
Mining                                             253       0.2%                -      0.0%                -       0.0%
Construction                                       599       0.4%              330      0.3%              549       0.7%
Manufacturing                                    4,698       3.5%            4,528      4.4%            6,842       8.7%
Transportation, Communication &Utilities         1,360       1.0%              134      0.1%              106       0.1%
Wholesale Trade                                  5,476       4.0%            4,393      4.3%            3,460       4.4%
Retail Trade                                    10,430       7.7%            5,028      4.9%            6,719       8.5%
Finance, Insurance & Real Estate                39,119      28.8%           27,239     26.6%           22,721      28.8%
Services                                        73,853      54.3%           60,510     59.1%           38,235      48.5%
Public Administration                               82       0.1%              137      0.1%              162       0.2%
                                         -------------------------   ------------------------   -------------------------
                                            $  135,897     100.0%       $  102,427    100.0%        $  78,855     100.0%
                                         =========================   ========================   =========================

The allowance for loan losses is allocated to each loan category based on the Bank=s peer median charge off percentages by loan category added to actual reserves maintained for non-performing or specifically identified loans needing a reserve. Any remaining allowance is considered unallocated. The following table shows the dollar amount of the allowance for loan losses using management=s estimate by loan category:

LOAN LOSS RESERVE ALLOCATION ($000):


                                                                 December 31,
                                -------------------------------------------------------------------------------
                                           1999            1998            1997           1996            1995
                                           ----            ----            ----           ----            ----

Commercial                                $ 109            $ 51           $ 181           $ 57            $ 73
Construction                                  0               0               0              0               0
Commercial Mortgage                           0               0               0              0               0
Residential Mortgage                          3               2               0              0               0
Installment                                   0               0               4              2               1
Credit Card                                   0               0               5              4               4
Other                                         0               0              22              8               1
Unallocated                               3,081           2,573           1,751          1,285             906
Y2K                                         200               0               0              0               0

                                -------------------------------------------------------------------------------
                                         $3,393          $2,626          $1,963         $1,356            $985
                                ===============================================================================

Management considers the present allowance to be appropriate and adequate to cover losses inherent in the loan portfolio based on the current economic environment. However, future economic changes cannot be predicted. Deterioration in economic conditions could result in an increase in the risk characteristics of the loan portfolio and an increase in the provision for loan losses.

The following table presents a summary of non-performing assets ($000):


                                      1999                       1998                       1997
                                      ----                       ----                       ----
                                                % of                       % of                       % of
                                  Amount       Total         Amount       Total         Amount       Total

                             ------------------------   ------------------------   ------------------------
NON-ACCRUAL LOANS

Commercial                      $271,642       70.6%           $  0        0.0%          $  57       63.3%
Construction                           0        0.0%              0        0.0%              0        0.0%
Commercial Mortgage                    0        0.0%              0        0.0%              0        0.0%
Residential Mortgage              86,535       22.5%              0        0.0%             33       36.7%
Installment                       26,612        6.9%              0        0.0%              0        0.0%
Credit Card                            0        0.0%              0        0.0%              0        0.0%
Other                                  0        0.0%              0        0.0%              0        0.0%

                             ------------------------   ------------------------   ------------------------
                 Total          $384,789      100.0%           $  0        0.0%          $  90      100.0%
                             ========================   ========================   ========================

Loans 90 Days Past Due -

Still Accruing                     $   0                      $   0                      $   0



                                      1996                       1995
                                      ----                       ----
                                                % of                       % of
                                  Amount       Total         Amount       Total

                             ------------------------   ------------------------
NON-ACCRUAL LOANS

Commercial                         $  84      100.0%          $   0        0.0%
Construction                           0        0.0%              0        0.0%
Commercial Mortgage                    0        0.0%              0        0.0%
Residential Mortgage                   0        0.0%              0        0.0%
Installment                            0        0.0%              0        0.0%
Credit Card                            0        0.0%              0        0.0%
Other                                  0        0.0%              0        0.0%

                             ------------------------   ------------------------
                 Total             $  84      100.0%          $   0        0.0%
                             ========================   ========================

Loans 90 Days Past Due -

Still Accruing                     $ 418                      $   0













During 1999, the Corporation had two non-accrual commercial loans and recognized $43,771 in interest income and would have recorded an additional $1,897 in interest if the loan had been accruing. Also, the Corporation had one non-accrual installment loan and recognized $1,615 in interest income and would have recorded an additional $1,921 in interest income if the loan had been accruing. In addition, the Corporation had one non-accrual residential mortgage loan and recognized $4,563 in interest income and would have recorded an additional $1,483 in interest if the loan had been accruing.

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

The Corporation had no restructured loans due to troubled conditions of the borrower in any of the years presented in the above table.

The following table shows the composition of the Bank's deposit portfolio as of the dates indicated (in 000's):


                                                                   December 31

                                   1999                              1998                          1997
                                   ----                              ----                          ----
                                                     % of                         % of                         % of
                                      Amount        Total          Amount        Total          Amount        Total

                               ---------------------------  ---------------------------  ---------------------------
TYPES OF DEPOSITS

Demand                               $66,799       28.07%         $54,670       28.86%         $33,601       28.90%
MMDA/Savings                         171,147       71.93%         134,485       71.00%          82,222       70.73%
Individual Retirement Accounts             0        0.00%             262        0.14%             430        0.37%

                               ---------------------------  ---------------------------  ---------------------------
    Total Demand Deposits           $237,946      100.00%        $189,417      100.00%        $116,253      100.00%

CDs LESS THAN $100,000               $65,024       60.73%          62,309       57.43%          48,932       56.26%
CDs LESS THAN $100,000                34,279       32.02%          39,657       36.55%          32,769       37.67%
Individual Retirement Accounts         7,759        7.25%           6,531        6.02%           5,280        6.07%

                               ---------------------------  ---------------------------  ---------------------------
    Total Certificates of           $107,062      100.00%        $108,497      100.00%         $86,981      100.00%
    Deposit

                               --------------               --------------               --------------
    Total Deposits                  $345,008                     $297,914                     $203,234
                               ==============               ==============               ==============


The Corporation experienced an increase in cash and cash equivalents, its primary source of liquidity, of $8,261,566 during 1999. During 1998, it experienced an increase of $15,101,820. The primary financing activity for 1999 was deposit growth which provided net cash of $47,094,360 and security repurchase agreements which provided net cash of $14,636,811. The primary financing activity for 1998 was deposit growth which provided net cash of $94,680,122. Lending used $83,873,785 and increasing federal funds sold used $1,152,304 during 1999. Lending used $69,959,495 and increasing federal funds sold used $725,000 during 1998. The Corporation's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation's liquidity position.

The following table illustrates the projected maturities and the repricing mechanisms of the major asset/liabilities categories of the Corporation as of December 31, 1999, based on certain assumptions. No prepayment rate assumptions have been made for the loan portfolio. Maturity and repricing dates for investments have been projected by applying the assumptions set forth below to contractual maturity and repricing dates.


                                                 0 - 180      181 - 365          1 - 2           2 - 3           3 -5
                                                    Days           Days          Years           Years          Years
                                                    ----           ----          -----           -----          -----
Interest Earning Assets:
     Fed Funds/ Overnight Time               $34,302,304
     Investments                              46,288,592      1,589,222      2,401,109       2,561,926        504,622
     Loans
        Commercial & Industrial
            Fixed                             15,371,940      7,700,296     11,927,138       9,150,979     10,595,303
            Variable                          39,778,310
        Loans Secured by Real Estate
            Fixed                              4,351,408      4,068,464      7,085,145       5,983,734     10,015,299
            Variable                          57,036,956      3,377,052      5,336,937       5,085,426     18,855,733
        Other

            Fixed                                850,603        736,320      1,376,456         856,216      1,804,648
            Variable                          15,530,634     12,392,640
                                          ------------------------------------------------------------------------------
Total Interest Earning Assets               $213,510,747    $29,863,994    $28,126,785     $23,638,281    $41,775,605
Non-Interest Earning Assets
                                          ------------------------------------------------------------------------------
Total Assets                               $213,5100,747    $29,863,994    $28,126,785     $23,638,281    $41,775,605
                                          ==============================================================================

Interest Bearing Liabilities:
     Demand Deposits                             $88,690
     Interest Bearing Demand                  35,759,574
     Savings Deposits
     Money Market Accounts                   132,896,593
     Certificate of Deposits                  34,476,582     16,252,983      9,250,384       7,115,599      2,698,197
     Jumbo CDs                                18,485,991      9,730,238      4,930,466       1,608,343        648,351
     Repurchase Agreements                    40,195,017
     FHLB Advances                                                           2,000,000                      6,000,000
     Long term debt                                                                                         6,000,000
                                          ------------------------------------------------------------------------------
Total Interest Bearing Liabilities          $261,902,447    $25,983,221    $16,180,850      $8,723,942    $15,346,548
Non-Interest Bearing Liabilities
Equity
                                          ------------------------------------------------------------------------------
Total Liabilities & Shareholders' Equity    $261,902,447    $25,983,221    $16,180,850      $8,723,942    $15,346,548
                                          ==============================================================================

Interest Sensitivity Gap per Period        ($48,391,700)     $3,880,773    $11,945,935     $14,914,339    $26,429,057

Cumulative Interest Sensitivity Gap        ($48,391,700)  ($44,510,927)  ($32,564,992)   ($17,650,653)     $8,778,404

Interest Sensitivity Gap as a Percentage
     of Earning Assets                           -12.05%          0.97%          2.98%           3.72%          6.58%



                                                  5 +    Non-interest
                                                Years         Earning          Total
                                                -----         -------          -----
Interest Earning Assets:
     Fed Funds/ Overnight Time                                           $34,302,304
     Investments                            2,314,270                     55,659,741
     Loans
        Commercial & Industrial
            Fixed                                             271,642     58,224,588
            Variable                                                      39,778,310
        Loans Secured by Real Estate
            Fixed                                              86,535     64,420,131
            Variable                       25,423,943                    115,116,047
        Other

            Fixed                               8,447         382,795      6,015,485
            Variable                                                      27,923,274
                                         --------------------------------------------
Total Interest Earning Assets             $63,783,496        $740,972   $401,439,880
Non-Interest Earning Assets                                28,061,584     28,061,584
                                         --------------------------------------------
Total Assets                              $64,141,673     $28,444,379   $429,501,464
                                         ============================================

Interest Bearing Liabilities:
     Demand Deposits                                      $66,784,141    $66,872,831
     Interest Bearing Demand                                              35,759,574
     Savings Deposits                                       2,490,503      2,490,503
     Money Market Accounts                                               132,896,593
     Certificate of Deposits                1,391,486                     71,185,231
     Jumbo CDs                                400,000                     35,803,389
     Repurchase Agreements                                                40,195,017
     FHLB Advances                          6,000,000                     14,000,000
     Long term debt                                                        6,000,000
                                         --------------------------------------------
Total Interest Bearing Liabilities         $7,791,486     $69,274,644   $405,203,138
Non-Interest Bearing Liabilities                            2,662,482      2,662,482
Equity                                                     21,635,844     21,635,844
                                         --------------------------------------------
Total Liabilities & Shareholders' Equity   $7,791,486     $93,572,970   $429,501,464
                                         ============================================

Interest Sensitivity Gap per Period       $55,992,010   ($64,770,414)

Cumulative Interest Sensitivity Gap       $64,770,414              $0

Interest Sensitivity Gap as a Percentage
     of Earning Assets                         13.95%         -16.13%

Cumulative Sensitivity Gap as a
     Percentage of Earning Assets                -12.05%        -11.09%         -8.11%          -4.40%          2.19%         16.13%







Cumulative Sensitivity Gap as a
     Percentage of Earning Assets                  0.00%

CAPITAL RESOURCES

The Corporation's only source of capital since commencing operations has been from issuance of common stock, results of operations, and the issuance of long term debt to a non-affiliated third party.

The Corporation incurred indebtedness in the amount of $6,000,000 pursuant to a Revolving Credit Agreement with Harris Trust and Savings Bank dated March 26, 1999. The aggregate amount of the revolving line of credit is $7,500,000 maturing December 31, 2005. Mandatory principal payments based on amounts outstanding at December 31, 1999 are due as follows, thus reducing the aggregate line amounts available:


                  Date                                        Amount
                  ----                                        -------
                  December 31, 2003                           $3,000,000
                  December 31, 2004                           $1,000,000
                  December 31, 2005                           $3,500,000
                                                              ----------
                                                              $6,000,000


There are many different interest rate options available. Each option is available for a fixed term of one to three months. As of December 31, 1999, the Corporation was paying Adjusted LIBOR plus 2.0% which equated to 8.21%. Interest payments are due quarterly. The Corporation also pays a commitment fee of .25% per annum on the average daily unused portion of the line of credit. This line is collateralized by the issued and outstanding stock of the Bank. In addition, this agreement requires the maintenance of certain ratios and compliance with various other restrictive covenants. The Corporation made a $6,000,000 capital contribution to the Bank from the loan proceeds.

All of the FHLB advances have a fixed interest rate and require monthly interest payments. The principal balances for each of the advances is due at maturity. The advances are secured by a pledge covering certain of the Corporation's mortgage loans and investment securities. A schedule of the FHLB advances is as follows:

                       Amount      Rate        Maturity
              ------------------------------------------
                   $2,000,000     6.40%      08/01/2001
                    6,000,000     5.66%      09/04/2003
                    3,000,000     5.39%      10/03/2005
                    3,000,000     5.55%      10/02/2005
                   ----------
                  $14,000,000
                   ===========

In late 1995, the Corporation increased its common stock by approximately $5,000,000 with the sale of 400,000 shares. Capital for the Corporation is above regulatory requirements at December 31, 1999. Pertinent capital ratios for the Corporation as of December 31, 1999 are as follows:



                                                                                 Minimum
                                                     Actual                    Requirements
                                                     ------                    ------------

Tier 1 risk-based capital ratio                        7.2%                     4.0%
Total risk-based capital ratio                         8.4%                     8.0%
Leverage ratio                                         5.0%                     4.0%

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

FORWARD-LOOKING STATEMENTS

The sections that follow, Quantitative and Qualitative Disclosures about Market Risk and Other, contain certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements involve significant risks and uncertainties including changes in general economic and financial market conditions, the Corporation's ability to execute its business plans. Although the Corporation believes the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table shows the impact of a 200 basis upward shock on the Corporation's Gap Report as of December 31, 1999 (in $000's):


Current                                                  Cost/revenue
                                          Under 1 Year       Over 1 Year            Total
                                          ------------       -----------            -----

Assets                                         $17,878           $11,844          $29,722
Liabilities / Equity                            12,985             2,365           15,350
                                          ------------       -----------         ---------
Net Interest Income                             $4,893            $9,479         $ 14,372

Shock Calculation                                        Cost/Revenue
                                          UNDER 1 YEAR       OVER 1 YEAR            TOTAL
                                          ------------       -----------            -----

Assets                                         $23,048           $11,844          $34,892
Liabilities / Equity                            18,402             2,365           20,767
                                          ------------       -----------         ---------
Net Interest Income                             $4,646            $9,479          $14,125


Summary:

Net interest income - current                  $14,372
Net interest income - shocked                 14,125
                                          ------------
Change $                                       $ (246)
Change %                                        -1.74%

OTHER
YEAR 2000

The Corporation established and implemented a plan to thoroughly address the issues related to the Year 2000. Management of the Corporation finished an assessment of systems, programs, computers, and equipment used in the daily operation of the Bank, concluding that after remediation of certain programs and equipment all key systems are Year 2000 compliant. Key systems were satisfactorily tested to affirm management's assessment of such compliance.

The Corporation has not discovered any problems related to the Year 2000 subsequent to December 31, 1999. Regular status reports were made by management to the Bank's Board of Directors.

Since the Bank's main computer and software services are provided by outside third-party vendors, the cost to make computer systems and software and operating equipment Year 2000 compliant was immaterial.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         Report of Independent Auditors

Board of Directors

The National Bank of Indianapolis Corporation

We have audited the accompanying consolidated balance sheets of The National Bank of Indianapolis Corporation as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The National Bank of Indianapolis Corporation at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                                             /S/
                                                               Ernst & Young LLP

Indianapolis, Indiana
January 28, 2000

                  The National Bank of Indianapolis Corporation
                           Consolidated Balance Sheets


                                                                             DECEMBER 31
                                                                        1999               1998
                                                                ---------------------------------------
ASSETS

Cash and due from banks                                                 $ 34,809,536      $ 26,547,970
Federal funds sold                                                        17,302,304        16,150,000

Available-for-sale securities                                             46,163,821        67,428,673
Held-to-maturity securities                                                7,698,420        10,964,214
                                                                ---------------------------------------
Total investment securities                                               53,862,241        78,392,887

Loans                                                                    311,477,835       227,847,742
    Less:  Allowance for loan losses                                     (3,392,587)       (2,626,279)
                                                                ---------------------------------------
Net loans                                                                308,085,248       225,221,463
Premises and equipment                                                     7,925,669         7,124,929
Accrued interest receivable                                                3,296,010         1,774,536
Stock in federal banks                                                     1,797,500         1,314,600
Other assets                                                               2,422,956         2,073,716
                                                                ---------------------------------------
Total assets                                                           $ 429,501,464     $ 358,600,101
                                                                =======================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:

    Noninterest-bearing demand deposits                                 $ 66,799,489      $ 54,670,008
    Money market and saving deposits                                     171,147,030       134,746,677
    Time deposits over $100,000                                           35,403,389        40,617,911
    Other time deposits                                                   71,658,213        67,879,165
                                                                ---------------------------------------
Total deposits                                                           345,008,121       297,913,761
Security repurchase agreements                                            40,195,017        25,558,206
FHLB advances                                                             14,000,000        14,000,000
Long-term debt                                                             6,000,000
                                                                                                     -
Other liabilities                                                          2,662,482
                                                                                             1,772,702
                                                                ---------------------------------------
Total liabilities                                                        407,865,620       339,244,669

Shareholders' equity:
    Common stock, no par value:
      Authorized shares; 1999 and 1998-3,000,000
      Issued and outstanding shares; 1999-1,950,171;

        1998-1,908,279                                                    20,534,340        19,747,320
    Unearned compensation                                                   (817,014)         (460,394)
    Retained earnings                                                      1,943,274           112,954
    Accumulated other comprehensive income                                   (24,756)          (44,448)
                                                                ---------------------------------------
Total shareholders' equity                                                21,635,844        19,355,432
                                                                ---------------------------------------
Total liabilities and shareholders' equity                             $ 429,501,464     $ 358,600,101
                                                                =======================================

SEE ACCOMPANYING NOTES.

                  The National Bank of Indianapolis Corporation
                        Consolidated Statements of Income


                                                                                YEARS ENDED DECEMBER 31
                                                                       1999               1998               1997
                                                                ---------------------------------------------------------
Interest income:
    Interest and fees on loans                                        $ 20,639,845       $ 15,224,821       $ 11,392,221
    Interest on investment securities                                    4,420,281          4,284,039          3,251,929
    Interest on federal funds sold                                       1,187,062          1,542,918            953,169
                                                                ---------------------------------------------------------
Total interest income                                                   26,247,188         21,051,778         15,597,319
Interest expense:
    Interest on deposits                                                11,625,462         10,751,116          8,116,427
    Interest on repurchase agreements                                    1,603,397          1,281,340            758,815
    Interest on FHLB advances                                              806,777            323,215            129,778
    Long term debt                                                         319,274                  -                  -
    Other                                                                        -             10,871                  -
                                                                ---------------------------------------------------------
Total interest expense                                                  14,354,910         12,366,542          9,005,020
                                                                ---------------------------------------------------------
Net interest income                                                     11,892,278          8,685,236          6,592,299
Provision for loan losses                                                1,010,000            680,000            624,000
                                                                ---------------------------------------------------------
Net interest income after provision for loan losses                     10,882,278          8,005,236          5,968,299

Other operating income:
    Trust fees and commissions                                           1,279,621            942,875            710,543
    Building rental income                                                 636,048             80,511                  -
    Service charges and fees on deposit     accounts                       539,468            318,593            239,040
    Net gain on sale of mortgage loans                                      66,698            203,354             84,716
    Other income                                                           840,603            495,711            262,897
                                                                ---------------------------------------------------------
Total other operating income                                             3,362,438          2,041,044          1,297,196

Other operating expenses:
    Salaries, wages, and employee benefits                               6,332,548          4,602,132          3,402,913
    Net occupancy expense                                                1,102,170            651,269            508,631
    Furniture and equipment expense                                        603,637            537,216            438,617
    Professional services                                                  556,707            435,210            341,883
    Data processing                                                        651,720            460,172            369,080
    Business development                                                   383,889            318,344            228,906
    Other expenses                                                       1,567,164          1,164,091            801,337
                                                                ---------------------------------------------------------
Total other operating expenses                                          11,197,835          8,168,434          6,091,367
                                                                ---------------------------------------------------------
Net income before tax                                                    3,046,881          1,877,846          1,174,128
    Federal and state income tax                                         1,216,561            197,500                  -
                                                                ---------------------------------------------------------
Net income after tax                                                   $ 1,830,320        $ 1,680,346        $ 1,174,128
                                                                =========================================================
Basic earnings per share                                                     $0.97              $0.90              $0.64
                                                                =========================================================
Diluted earnings per share                                                   $0.88              $0.84              $0.61
                                                                =========================================================

                  The National Bank of Indianapolis Corporation
                 Consolidated Statements of Shareholders' Equity


                                                                                   ACCUMULATED
                                                                     RETAINED       AND OTHER
                                        COMMON        UNEARNED       EARNINGS     COMPREHENSIVE
                                        STOCK       COMPENSATION    (DEFICIT)        INCOME           TOTAL
                                    -----------------------------------------------------------------------------

Balance at December 31, 1996          $ 18,645,376       $      -  $ (2,741,520)     $    95,448    $ 15,999,304

Comprehensive income:
   Net income                                    -              -      1,174,128               -       1,174,128

   Other comprehensive income
     Net unrealized loss on
       investments                               -              -              -        (95,000)        (95,000)
                                                                                                 ----------------
Total comprehensive income                       -              -              -               -       1,079,128
Issuance of stock (79,658 shares)        1,015,757      (849,465)              -               -         166,292
Compensation earned                              -        149,523              -               -         149,523
                                    -----------------------------------------------------------------------------
Balance at December 31, 1997            19,661,133      (699,942)    (1,567,392)             448      17,394,247

Comprehensive income:
   Net income                                    -              -      1,680,346               -       1,680,346
   Other comprehensive income
     Net unrealized loss on
       investments, net of tax
       of $32,852
                                                 -              -              -        (44,896)        (44,896)
                                                                                                 ----------------
Total comprehensive income                       -              -              -               -       1,635,450
Issuance of stock (6,846 shares)            86,187       (14,000)              -               -          72,187
Compensation earned
                                                 -        253,548              -               -         253,548
                                    -----------------------------------------------------------------------------
Balance at December 31, 1998            19,747,320      (460,394)        112,954        (44,448)      19,355,432

Comprehensive income:
   Net income                                    -              -      1,830,320               -       1,830,320
   Other comprehensive income
     Net unrealized gain on
       investments, net of tax
       of $16,614                                -              -              -          19,692          19,692
                                                                                                 ----------------
Total comprehensive income                                                                            1,850,012
Issuance of stock (41,892 shares)          787,020      (684,000)              -               -         103,020
Compensation earned                             -        327,380              -               -         327,380
                                    -----------------------------------------------------------------------------
Balance at December 31, 1999          $ 20,534,340    $ (817,014)     $1,943,274    $   (24,756)    $ 21,635,844
                                    =============================================================================

SEE ACCOMPANYING NOTES.

                  The National Bank of Indianapolis Corporation
                      Consolidated Statements of Cash Flows


                                                                          YEARS ENDED DECEMBER 31
                                                                    1999            1998           1997
                                                               -----------------------------------------------
OPERATING ACTIVITIES
Net income                                                         $ 1,830,320    $ 1,680,346     $ 1,174,128
Adjustments to reconcile net income to net
   cash provided by operating
   activities:
     Provision for loan losses                                       1,010,000        680,000         624,000
     Depreciation and amortization                                     758,900        608,624         513,197
     Net accretion of investments                                   (1,213,816)      (714,539)       (436,467)
     Unearned compensation amortization                                327,380        253,548         149,523
     (Increase) in:
       Interest receivable                                          (1,521,474)       (88,775)       (488,251)
       Other assets                                                   (365,854)    (1,494,150)       (117,241)
     Increase in:
       Other liabilities                                               889,780        675,435         109,603
                                                               -----------------------------------------------
Net cash provided by operating activities                            1,715,236      1,600,489       1,528,492

INVESTING ACTIVITIES
Net change in federal funds sold                                    (1,152,304)      (725,000)       5,250,000
Proceeds from maturities of investment
   securities held to maturity                                       5,174,107      2,369,193       5,130,350
Proceeds from maturities of investment
   securities available for sale                                   132,636,137     84,204,222      50,497,348
Purchases of investment securities held to maturity                 (2,302,070)    (1,117,056)     (8,571,759)
Purchases of investment securities available for sale             (110,210,306)  (110,213,847)    (62,040,168)
Net increase in loans                                              (83,873,785)   (69,959,495)    (35,090,195)
Purchases of premises and equipment                                 (1,559,640)    (4,025,646)       (644,987)
                                                               -----------------------------------------------
Net cash used by investing activities                              (61,287,861)   (99,467,629)    (45,469,411)

FINANCING ACTIVITIES

Net increase in deposits                                            47,094,360     94,680,122      33,085,577
Increase in security repurchase agreements                          14,636,811      6,216,651       7,358,206
Increase in FHLB advances                                                    -     12,000,000               -
Proceeds from issuance of long-term debt                             6,000,000              -               -
Proceeds from issuance of stock                                        103,020         72,187         166,292
                                                               -----------------------------------------------
Net cash provided by financing activities                           67,834,191    112,968,960      40,610,075
                                                               -----------------------------------------------

Increase (decrease) in cash and cash equivalents                     8,261,566     15,101,820     (3,330,844)
Cash and cash equivalents at beginning of year                      26,547,970     11,446,150      14,776,994
                                                               -----------------------------------------------
Cash and cash equivalents at end of year                          $ 34,809,536   $ 26,547,970    $ 11,446,150
                                                               ===============================================

Interest paid                                                     $ 14,120,910   $ 12,221,455     $ 8,932,800
                                                               ===============================================
Income taxes paid                                                  $ 1,405,028    $ 1,304,090      $   72,147
                                                               ===============================================

SEE ACCOMPANYING NOTES.

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

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income applicable to common shareholders by the weighted average numbers of shares of common shares outstanding for the period. Diluted earnings per share is computed by dividing an adjusted net income by the sum of the weighted average number of shares and the potentially dilutive shares that could be issued through stock award programs or convertible securities.

RECLASSIFICATIONS

Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform with the 1999 presentation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

COMPREHENSIVE INCOME

Comprehensive income is defined as net income plus other comprehensive income, which, under existing accounting standards includes foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income is reported by the Corporation in the consolidated statements of shareholders' equity.

2. RECENT ACCOUNTING AND REPORTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 133,

"Accounting for Derivative Instruments and Hedging Activities," which requires all derivative instruments to be recognized at fair value as either assets or liabilities in the balance sheet. Changes in the fair value of a derivative instrument are to be reported as earnings or other comprehensive income, depending upon the intended use of the derivative instrument.

In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of SFAS 133 for one year, to years beginning after June 15, 2000. Adoption of SFAS 133 is not expected to have a material impact on the Corporation's consolidated results of operations or financial position.

3. RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

The Corporation is required to maintain average reserve balances with the Federal Reserve Bank or as cash on hand or on deposit with a correspondent bank. The required amount of reserve was approximately $4,800,000 and $25,000 at December 31, 1999 and 1998, respectively.

4. INVESTMENT SECURITIES

The following is a summary of available-for-sale securities and held-to-maturity securities:


                                    AVAILABLE-FOR-SALE SECURITIES
                                    -----------------------------------------------------------------------
                                                             GROSS             GROSS          ESTIMATED
                                          AMORTIZED        UNREALIZED         UNREALIZED         FAIR
                                             COST             GAIN              LOSS             VALUE
                                    -----------------------------------------------------------------------
DECEMBER 31, 1999
U.S. Treasury securities                  $29,026,049       $  9,474          $(20,852)      $29,014,671
U.S. Government agencies                   10,000,000              -           (22,200)        9,977,800
Collateralized mortgage obligations

                                            6,970,433          8,523           (16,133)        6,962,823
Asset-backed securities                       208,333            194                 -           208,527
                                    -----------------------------------------------------------------------
                                          $46,204,815        $18,191          $(59,185)      $46,163,821
                                    =======================================================================
DECEMBER 31, 1998
U.S. Treasury securities                 $  6,496,513       $  9,775       $    (6,428)     $  6,499,860
U.S. Government agencies                   42,175,157            678           (22,534)       42,153,301
Collateralized mortgage obligations        15,984,303         13,252           (73,043)       15,924,512
Asset-backed securities                     2,850,000          1,000                 -         2,851,000
                                    =======================================================================
                                          $67,505,973        $24,705         $(102,005)      $67,428,673
                                    =======================================================================


                                                         HELD-TO-MATURITY SECURITIES
                                    -----------------------------------------------------------------------
                                                                GROSS             GROSS          ESTIMATED
                                             AMORTIZED        UNREALIZED       UNREALIZED           FAIR
                                               COST              GAIN             LOSS             VALUE
                                    -----------------------------------------------------------------------
DECEMBER 31, 1999
Collateralized mortgage obligations      $  7,156,647       $  5,551         $(82,378)         $7,079,820
Other securities                              541,773          6,541               (11)           548,303
                                    -----------------------------------------------------------------------
                                         $  7,698,420        $12,092         $(82,389)         $7,628,123
                                    =======================================================================
DECEMBER 31, 1998
Collateralized mortgage obligations       $10,839,214        $75,600            $(333)        $10,914,481
Other securities                              125,000          4,488                 -            129,488
                                    =======================================================================
                                          $10,964,214        $80,088            $(333)        $11,043,969
                                    =======================================================================

There were no sales of investment securities in 1999, 1998 or 1997.

Investment securities with a carrying value of approximately $41,200,000 and $32,100,000 at December 31, 1999 and 1998, respectively were pledged as collateral for bankruptcy accounts to the U.S. Department of Justice, Treasury Tax and Loan, and securities sold under agreements to repurchase.

The amortized cost and estimated fair value of debt and marketable equity securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.


                                                                                    ESTIMATED
                                                                  AMORTIZED           FAIR
                                                                     COST             VALUE
                                                              ------------------------------------
AVAILABLE-FOR-SALE
Due in one year or less                                             $40,274,765       $40,262,348
Due after one year through five years                                 5,930,050         5,901,473
                                                              ====================================
                                                                    $46,204,815       $46,163,821
                                                              ====================================
HELD-TO-MATURITY
Due after one year through five years                             $     416,773     $     423,314
Due after five years through ten years                                  125,000           124,989
Collateralized mortgage obligations                                   7,156,647         7,079,820
                                                              ------------------------------------
                                                              ====================================
                                                                   $  7,698,420      $  7,628,123
                                                              ====================================

5. LOANS AND LOAN COMMITMENTS

Loans consist of the following at December 31:


                                                                       1999             1998
                                                              ------------------------------------
Loans secured by real estate                                       $179,569,663      $126,731,804
Commercial and industrial loans                                      97,669,242        64,559,573
Loans to individuals for household, family, and
   other consumer expenditures                                       34,238,930        36,556,365
                                                              ------------------------------------
Total loans                                                        $311,477,835      $227,847,742
                                                              ====================================

In the normal course of business, the Corporation has outstanding letters of credit and loan commitments to meet the financing needs of its customers. At December 31, 1999 and 1998, unused loan commitments totaled approximately $108,956,004 and $79,746,309, respectively. Since some of these commitments are expected to expire without being drawn upon, the outstanding amounts do not necessarily represent future cash requirements.

Activity in the allowance for loan losses was as follows:



                                                                     1999             1998               1997
                                                              --------------------------------------------------------
                    Beginning balance                               $2,626,279        $1,963,040       $1,355,800
                    Loans charged off (net)                           (243,692)          (16,761)         (16,760)
                    Provision for loan losses                        1,010,000           680,000          624,000
                                                              ========================================================
                    Ending balance                                  $3,392,587        $2,626,279       $1,963,040
                                                              ========================================================

At December 31, 1999 four loans with a combined balance of $384,789 were considered to be impaired. No loans were determined to be impaired at December 31, 1998. The average balance of impaired loans during 1999 and 1998 was immaterial.

Loans are entirely to borrowers in the Central Indiana area.

6. PREMISES AND EQUIPMENT

Premises and equipment consist of the following:


                                                                     1999             1998
                                                              ------------------------------------
Land and improvements                                            $  2,270,444       $ 2,270,444
Building and improvements                                           3,694,573         3,315,464
Construction in progress                                               65,649            53,945
Leasehold improvements                                                984,352           847,931
Furniture and equipment                                             3,857,100         2,824,693
                                                              ------------------------------------
                                                                   10,872,118         9,312,477
Less accumulated depreciation and amortization                     (2,946,449)       (2,187,548)
                                                              ------------------------------------
Net premises and equipment                                       $  7,925,669       $ 7,124,929
                                                              ====================================

The Corporation purchased the downtown office building which houses the main office and was previously being leased from a third party on December 2, 1998 for $3,100,000.

Certain Corporation facilities and equipment are leased under various operating leases. Rental expense under these leases was $95,086, $309,255, and $246,996 for 1999, 1998, and 1997, respectively.

Future minimum rental commitments under noncancelable leases are:


                                             2000                         $   159,722
                                             2001                             165,383
                                             2002                             147,601
                                             2003                             144,881
                                             2004                             126,735
                                          Thereafter                          620,864
                                                                    =======================
                                                                           $1,365,186
                                                                    =======================

7. LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others was $41,562,991 and $37,146,000 at December 31, 1999 and 1998, respectively.

8. DEPOSITS

At December 31, 1999 the stated maturities of time deposits are as follows:



                                                                                                GREATER
                                                                              LESS THAN           THAN
                                                                              $100,000          $100,000
                                                                       ------------------------------------
Mature in three months or less                                               $18,696,533      $14,328,818
Mature after three months through six months                                  15,595,625        4,157,173
Mature after six months through twelve months                                 16,493,280        9,730,238
Mature in 2001                                                                 9,267,495        4,930,466
Mature in 2002                                                                 7,115,600        1,608,343
Thereafter                                                                     4,489,680          648,351
                                                                       ====================================
                                                                             $71,658,213      $35,403,389
                                                                       ====================================

9. OTHER BORROWINGS

Security repurchase agreements are short-term borrowings that generally mature within one to three days from the transaction date. At December 31, 1999 and 1998 the weighted average interest rate on these borrowings was 4.71% and 4.83%, respectively.

All of the FHLB advances have a fixed interest rate and require monthly interest payments. The principal balances for each of the advances is due at maturity. The advances are secured by a pledge covering certain of the Corporation's mortgage loans and investment securities. A schedule of the FHLB advances is as follows:


                                    AMOUNT               RATE          MATURITY
                           ---------------------- -------------------- --------------------
                                  $2,000,000             6.40%         08/1/2001
                                   6,000,000             5.66%         09/4/2003
                                   3,000,000             5.39%         10/3/2005
                                   3,000,000             5.55%         10/2/2008
                           ======================
                                 $14,000,000
                           ======================

The Corporation incurred indebtedness in the amount of $6,000,000 pursuant to a Revolving Credit Agreement with Harris Trust and Savings Bank dated March 26, 1999. The aggregate amount of the revolving line of credit is $7,500,000 maturing December 31, 2005. Mandatory principal payments based on amounts outstanding at December 31, 1999 are due as follows, thus reducing the aggregate line amount available:



                   DATE                                  AMOUNT
                   ------------------------------ ---------------------
                   December 31, 2003                    $1,500,000
                   December 31, 2004                     1,000,000
                   December 31, 2005                     3,500,000
                                                  ---------------------
                                                        $6,000,000
                                                  =====================

There are many different interest rate options available. Each option is available for a fixed term of one to three months. As of December 31, 1999, the Corporation was paying Adjusted LIBOR plus 2.0% which equated to 8.21%. Interest payments are due quarterly. The Corporation also pays a commitment fee of .25% per annum on the average daily unused portion of the line of credit. This line is collateralized by the issued and outstanding stock of the Bank. In addition, this agreement requires the maintenance of certain ratios and compliance with various other restrictive covenants. The Corporation made a $6,000,000 capital contribution to the Bank from the loan proceeds.

10. STOCK OPTION AND EMPLOYEE BENEFIT PROGRAMS

The Board of Directors of the Corporation adopted stock option plans for directors and key employees at the initial formation of the Bank in 1993. The Board of Directors authorized 130,000 shares in 1993, 90,000 shares in 1996, and an additional 150,000 shares during 1999 to be reserved for issuance under the Corporation's stock option plan. All of the options in these plans remain exercisable for a period of 10 years from the date of issuance, subject to the terms and conditions of the plans.

Shares subject to outstanding options are summarized as follows:



                                                                    DECEMBER 31
                                    1999                               1998                                1997
                                                       WEIGHTED-                    WEIGHTED-                   WEIGHTED-
                                                       AVERAGE                      AVERAGE                     AVERAGE
                                                       EXERCISE                    EXERCISE                     EXERCISE
                                           OPTIONS      PRICE           OPTIONS      PRICE         OPTIONS        PRICE
                                    -------------------------------------------------------------------------------------
Options outstanding at
   beginning of year                        190,000     $11.36          175,400      $11.01         131,500      $10.29
New options granted                          97,500     $19.00           17,000      $14.82          47,500      $12.93
Options exercised                                 -       -              (2,400)     $10.00          (1,800)     $10.00
Options forfeited                                 -       -                   -              -       (1,800)     $10.00
                                    ---------------             ----------------            ----------------
Options  outstanding at end of
   year                                     287,500     $13.95          190,000      $11.36         175,400      $11.01
                                    ===============             ================            ================

Exercisable at year end                     183,600     $11.76          163,000      $11.09         128,600      $10.70
Weighted-average   fair  value of
options granted during the year
                                                         $8.55                        $5.74                       $5.64


As of December 31, 1999 total shares which may be purchased under the plans is 287,500 with option prices ranging from $10.00 to $19.00. The weighted-average remaining contractual life of those options is 7.0 years.

10. STOCK OPTION AND EMPLOYEE BENEFIT PROGRAMS (CONTINUED)

The Board of Directors also approved a restricted stock plan in 1993. Shares reserved by the Corporation for the restricted stock plan include 50,000 shares in 1993, 20,000 shares in 1996, and an additional 40,000 shares in 1999. In 1994, the Corporation issued 48,000 shares under this plan to employees subject to the terms and conditions of the restricted plan. These restricted shares were originally issued with a requirement that they would not vest unless a defined net income level was achieved, and to the extent the restricted shares issued were not vested by 2001, they would expire. During 1997, the restriction on these shares was modified, eliminating the defined net income threshold and specifying a vesting schedule of 50% as of July 1, 1998, and 25% as of July 1, 1999 and 2000. As a result of the 1997 modification, the Corporation recorded the stock issuance in shareholders' equity with an offsetting contra-equity account, unearned compensation, equal to the fair market value of the shares at the date of the modification of $611,000. The unearned compensation is being amortized over the vesting period and the amortization is included in salaries and wages expense.

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

In 1998, the Corporation issued 1,000 shares pursuant to the 1993 restricted stock plan. These shares vest 20% per year beginning with the first vesting date of January 1, 1999 and will be fully vested on January 1, 2003. The Corporation recorded the stock issuance in shareholders' equity with an offsetting contra-equity account, unearned compensation, in the amount of $14,000. The unearned compensation is being amortized over the vesting period.

In 1999, the Corporation issued 36,000 shares pursuant to the 1993 restricted stock plan. These shares vest on a cliff vesting schedule. The employee must remain as an employee of the Corporation for a period of at least five years to become fully vested. The shares may become fully vested on June 30, 2004. The Corporation recorded the stock issuance in shareholders' equity with an offsetting contra-equity account, unearned compensation, in the amount of $684,000. The unearned compensation is being amortized over the vesting period.

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

Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, which also requires that the information be determined as if the Corporation has accounted for its stock options, restricted stock and warrants granted under the fair value method of that Statement. The fair value for the options and warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted- average assumptions: risk-free interest rates of 6.56% and 5.89%; a dividend yield of 0%; volatility factor of the expected market price of the Corporation's common stock of .001; and an expected life of the options of 10 years. The fair value for the restricted stock issued in 1994 was estimated to equal the fair value of unrestricted stock and be restricted for a weighted average of six years.

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


                                                              1999             1998            1997
                                                     ----------------------------------------------------
Pro forma net income                                       $1,661,194        $1,561,978      $1,047,828
Pro forma earnings per share:
   Basic                                                   $      .88        $      .84      $      .57
   Diluted                                                 $      .80        $      .78      $      .55


The Corporation has a trusteed 401(k) retirement savings plan covering substantially all employees and encouraging employee contributions. Employer contributions include Board of Director discretionary contributions and the matching of a portion of employee contributions. The Corporation expensed approximately $75,000, $55,000, and $39,000 for employer contributions to the plan during 1999, 1998, and 1997, respectively.

11. DIVIDEND AND LOAN LIMITATION AND REGULATORY CAPITAL RATIOS

Dividends from the Bank to the Corporation may not exceed the undivided profits of the Bank (included in consolidated retained earnings) without prior approval of a federal regulatory agency. In addition, Federal banking laws limit the amount of loans the Bank may make to the Corporation, subject to certain collateral requirements. No dividends were declared, or loans made, during 1999, 1998, or 1997 by the Bank to the Corporation.

The Federal Reserve Board has established standards for measuring capital adequacy based on "risk-weighting" assets according to potential credit risk and classifying capital into two tiers. At December 31, 1999, the Bank's Tier 1 capital, consisting of shareholders' equity, was $27,173,794. Tier 2 capital, which consists of the allowance for loan losses, amounted to $3,392,587. Total qualifying capital, combining Tier 1 and Tier 2 capital, therefore, amounted to $30,566,381 and risk-weighted assets (including off-balance sheet exposures) totaled $298,385,108 against which Tier 1 and Tier 1 plus Tier 2 capital are compared to determine risk-based capital ratios. The capital adequacy standards also require a minimum leverage ratio which represents the ratio of total qualifying capital to total adjusted assets.

As shown in the following table, the Bank's regulatory capital ratios are above minimum levels as of December 31, 1999 and 1998.


                                                                             MINIMUM
                                                           ACTUAL         REQUIREMENTS
                                                     --------------------------------------
AS OF DECEMBER 31, 1999
Tier 1 risk-based capital ratio                               9.1%             4.0%
Total risk-based capital ratio                               10.2              8.0
Leverage ratio                                                6.3              4.0

AS OF DECEMBER 31, 1998
Tier 1 risk-based capital ratio                               8.3%             4.0%
Total risk-based capital ratio                                9.5              8.0
Leverage ratio                                                5.5              4.0

12. RELATED PARTIES

Certain directors and principal shareholders of the Corporation, including their families and companies in which they are principal owners, were loan customers of and had other transactions with the Corporation or its subsidiary in the ordinary course of business during 1999. The aggregate dollar amount of these loans was approximately $5,188,640 and $4,917,128 on December 31, 1999 and 1998, respectively. All of the loans made were on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with unrelated parties. The amounts do not include loans made in the ordinary course of business to companies in which officers or directors of the Corporation are either officers or directors, but are not principal owners, of such companies.

During 1999, new loans to these parties amounted to $2,140,252 and repayments amounted to $1,868,740.

13. INCOME TAXES

The Corporation applies a federal income tax rate of 34% and a state tax rate of 8.5% in the computation of tax expense or benefit. The provision for income taxes consisted of the following:



                                                                       1999             1998              1997
                                                              ------------------------------------------------------
Current tax expense                                                 $1,417,719       $1,068,011         $808,000
Net operating loss carryforward benefit                                      -                -         (409,000)
Deferred tax benefit                                                  (201,158)        (316,944)        (295,000)
Reduce valuation allowance for deferred
   tax assets                                                                -         (553,567)        (104,000)
                                                              ======================================================
                                                                    $1,216,561      $   197,500    $           -
                                                              ======================================================

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

The components of the Corporation's net deferred tax assets in the consolidated statement of condition as of December 31 are as follows:



                                                                      1999               1998
                                                              ------------------------------------
Deferred tax assets:
   Allowance for loan losses                                       $1,343,804        $1,040,269
   Other                                                              300,127           255,219
                                                              ------------------------------------
     Total deferred tax assets                                      1,643,931         1,295,488
Deferred tax liability:
   Mortgage servicing rights                                         (161,665)                -
   Valuation allowance for deferred tax assets                              -                 -
                                                              ------------------------------------
     Net deferred tax assets                                       $1,482,266        $1,295,488
                                                              ====================================

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     INVESTMENT SECURITIES (INCLUDING COLLATERAL MORTGAGE OBLIGATIONS AND STOCK IN FEDERAL BANKS): Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

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

     LONG-TERM DEBT: The carrying amounts of borrowings under a long-term revolving line of credit approximate their fair values.

     OFF-BALANCES-SHEET INSTRUMENTS: Fair values of the Corporation's off-balance-sheet instruments (loan commitments) are based on quoted fees currently charged to enter into similar agreements, taking into account the counterparties' credit standing.

The estimated fair values of the Corporation's financial instruments at December 31 are as follows:



                                                       1999                               1998
                                    -----------------------------------------------------------------------
                                            CARRYING           FAIR           CARRYING            FAIR
                                             AMOUNT            VALUE            AMOUNT            VALUE
                                    -----------------------------------------------------------------------
ASSETS
Cash and due from banks                 $  34,809,536      $34,809,536     $  26,547,970    $  26,547,970
Federal funds sold                         17,302,304       17,302,304        16,150,000       16,150,000
Investment securities available-for-sale
                                           46,163,821       46,163,821        67,428,673       67,428,673
Investment securities held-to-maturity
                                            7,698,420        7,628,123        12,278,814       12,358,569
Stock in federal banks                      1,797,500        1,797,500         1,314,600        1,314,600
Net loans                                 308,085,248      307,113,000       225,221,463      227,338,847

LIABILITIES
Deposits                                  345,008,121      344,588,000       297,913,761      299,408,327
Short-term borrowings                      40,195,017       40,195,017        25,558,206       25,558,206
FHLB advances                              14,000,000       14,000,000        14,000,000       14,000,000
Long-term debt                              6,000,000        6,000,000                 -                -

OFF-BALANCE-SHEET INSTRUMENTS
Loan commitments                                    -          206,547                 -          147,726
Standby and commercial letters of credit
                                                    -           44,467                 -           50,431

15. EARNINGS PER SHARE

Basic net income per common share is computed by dividing net income applicable to common stock by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing net income applicable to common stock by the weighted average number of shares, nonvested stock and dilutive common stock equivalents outstanding during the period. Common stock equivalents consist of common stock issuable under the assumed exercise of warrants and stock options granted under the Corporation's stock plans, using the treasury stock method. A computation of earnings per share follows:



                                                                               1999             1998              1997
                                                                       -----------------------------------------------------
Basic average shares outstanding                                             1,888,514        1,867,710         1,830,600
                                                                       =====================================================
Net income                                                                  $1,830,320       $1,680,346        $1,174,128
                                                                       =====================================================
Basic net income per common share                                               $0.97            $0.90             $0.64
                                                                       =====================================================

Diluted
   Average shares outstanding                                                1,888,514        1,867,710         1,830,600
   Nonvested restricted stock                                                   35,820           23,520            39,300
   Common stock equivalents
     Net effect of the assumed exercise of stock options                        45,831           27,710            15,077
      Net effect of the assumed exercise of warrants                           113,974           76,905            46,589
                                                                       -----------------------------------------------------
Diluted average shares                                                       2,084,139        1,995,845         1,931,566
                                                                       =====================================================
Net income                                                                  $1,830,320       $1,680,346        $1,174,128
                                                                       =====================================================
Diluted net income per common share                                             $0.88            $0.84             $0.61
                                                                       =====================================================

16. PARENT COMPANY FINANCIAL STATEMENTS

The condensed financial statements of the Corporation, prepared on a parent company unconsolidated basis, are presented as follows:

BALANCE SHEET



                                                                                   DECEMBER 31
                                                                             1999              1998
                                                                       ------------------------------------
ASSETS
Cash                                                                      $     558,183    $     472,073
Investment in The National Bank of Indianapolis                              27,189,852       18,969,359
                                                                       ------------------------------------
Total assets                                                                $27,748,035      $19,441,432
                                                                       ====================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Other liabilities                                                         $     112,191   $       86,000
Long-term debt                                                                6,000,000                -
                                                                       ------------------------------------
Total liabilities                                                             6,112,191           86,000

Shareholders' equity                                                         21,635,844       19,355,432
                                                                       ------------------------------------
Total liabilities and shareholders' equity                                  $27,748,035      $19,441,432
                                                                       ====================================




                   STATEMENTS OF INCOME                                                YEARS ENDED DECEMBER 31
                                                                                 1999              1998              1997
                                                                       -----------------------------------------------------

Interest income                                                            $     10,938     $      9,299       $    51,905
Interest expense                                                                319,274                -                 -
Other operating expenses:
   Unearned compensation amortization                                           327,380          253,493           149,523
   Other expenses                                                                31,092           25,212            28,837
                                                                       -----------------------------------------------------
Total other operating expenses                                                  358,472          278,705           178,360
                                                                       -----------------------------------------------------
Net loss before tax benefit and equity in undistributed
         net loss of The National Bank of Indianapolis                         (666,808)        (269,406)         (126,455)
Tax benefit                                                                     296,326          106,712                 -
                                                                       -----------------------------------------------------

Net loss before equity in  undistributed  net income of The National
   Bank of Indianapolis                                                        (370,482)        (162,694)         (126,455)
Equity in  undistributed  net income of The National Bank of
   Indianapolis                                                               2,200,802        1,843,040         1,300,583
                                                                       -----------------------------------------------------
Net income                                                                   $1,830,320       $1,680,346        $1,174,128
                                                                       =====================================================

STATEMENTS OF CASH FLOWS


                                                                             1999              1998             1997
                                                                       -----------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                  $ 1,830,320       $1,680,346        $1,174,128
Adjustments  to  reconcile  net income to net cash  provided  by operating activities:
     Undistributed income of The National Bank of Indianapolis
                                                                             (2,200,802)      (1,843,040)       (1,300,583)
     Unearned compensation amortization                                         327,380          253,493           149,523
     Increase in other liabilities                                               26,192           62,823               423
                                                                       -----------------------------------------------------
Net cash (used by) provided by operating activities                             (16,910)         153,622            23,491

INVESTING ACTIVITIES

Capital contribution to The National Bank of Indianapolis

                                                                             (6,000,000)               -        (1,000,000)
                                                                       -----------------------------------------------------
Net cash used by investing activities                                        (6,000,000)               -        (1,000,000)

FINANCING ACTIVITIES

Proceeds from issuance of stock                                                 103,020           72,187           166,292
Proceeds of issuance of long-term debt                                        6,000,000                -                 -
                                                                       -----------------------------------------------------
Net cash provided by financing activities                                     6,103,020           72,187           166,292
                                                                       -----------------------------------------------------
Increase in cash and cash equivalents                                            86,110          225,809          (810,217)

Cash and cash equivalents at beginning of year                                  472,073          246,264         1,056,481
                                                                       =====================================================
Cash and cash equivalents at end of year                                   $    558,183      $   472,073          $246,264
                                                                       =====================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following sets forth information as to each director and executive officer of the Corporation and the Bank as of December 31, 1999, including their ages, present principal occupations, other business experience during the last five years and directorships in other publicly held companies. Each individual's service with the Corporation and the Bank began at the formation of the Corporation in 1993, unless otherwise noted. In addition, all current directors of the Corporation are also current directors of the Bank. Certain family relationships exist among the directors of the Corporation. Michael S. Maurer and Morris L. Maurer are cousins. There are no arrangements or understandings between any of the directors pursuant to which any of them have been selected for their respective positions.

         KATHRYN G. BETLEY - AGE 57, TERM EXPIRES 2000. Ms. Betley, a director, has been chairman of the board, secretary and co-owner of Romancing the Seasons, a retail store located in Indianapolis, from 1989 through the present. Ms. Betley is an active community volunteer in the Indianapolis area and is involved with and serves on the boards of many civic organizations.

         JAMES M. CORNELIUS - AGE 56, TERM EXPIRES 2001. Mr. Cornelius, a director, is chairman of the board of directors of Guidant Corporation, a global medical device company traded on the New York and Pacific Stock Exchanges. He was elected to this position in September 1994 and joined Guidant full time following his retirement from Eli Lilly and Company in October 1995. He served as vice president of finance and chief financial officer at Lilly from January 1983 until his retirement and served on its Board and Executive Committee from December 1986. Mr. Cornelius serves on the Board of Directors for American United Life Insurance Company, Lilly Industries, Inc., and The Chubb Corporation. He served as a director of Indiana National Bank from 1982 through 1992.

         DAVID R. FRICK - AGE 55, TERM EXPIRES 2000. Mr. Frick, a director, is the executive vice president and chief legal and administrative officer of Anthem, Inc. (a health care management and health insurance company). He served as managing partner of Baker & Daniels, one of Indiana's largest law firms, from 1987 through 1992. Mr. Frick was engaged in the private practice of law from 1969 to 1976, when he became Corporation Counsel and Deputy Mayor of the City of Indianapolis. Mr. Frick returned to the private practice of law in 1982 in Indianapolis. Mr. Frick is a director of Artistic Media Partners, Inc., Anthem Foundation, Inc., Anthem Life Insurance Company of California, Anthem Life Insurance Company of Indiana, Anthem Companies, Inc., and Associated Group, Inc.

         ANDRE B. LACY - AGE 60, TERM EXPIRES 2002. Mr. Lacy, a director, began his career in 1961 with the predecessor of Lacy Diversified Industries, Inc. as an analyst. Mr. Lacy held various positions with the company before becoming chairman and chief executive officer of LDI, Ltd. (Limited Partnership) and its subsidiaries. Its various entities include: Lacy Distributions, Inc.; Major Video Concepts; Tucker-Rocky Distributing; Answer Products, Inc.; and FinishMaster, Inc.

         Mr. Lacy was a director of Merchants National Bank & Trust Company and Merchants National Corporation/National City Corporation from 1979 through 1992. He also served as chairman of the Finance Committee and as a member of the Executive Committee. Mr. Lacy is currently a director of Albemarle Corporation, Richmond, Virginia; IPALCO Enterprises, Indianapolis; Tredegar Industries, Richmond, Virginia; Patterson Dental Company, St. Paul, Minnesota; Herff Jones, Indianapolis, Indiana; and FinishMaster, Inc., Indianapolis, Indiana.

         G. BENJAMIN LANTZ, JR. - AGE 63, TERM EXPIRES 2001. Dr. Lantz, a director, was president of the University of Indianapolis from 1988 through May 1998. He is currently retired. He served approximately 18 years in the administration of various colleges before he became vice president, administration and development at NESCO, Inc., a privately held manufacturing, real estate and engineering company located in Mayfield Heights, Ohio. Dr. Lantz's responsibilities included supervision of legal counsel and corporate recruitment. Dr. Lantz was also involved in acquisitions and divestitures and locating, analyzing and negotiating and conducting due diligence activities for the purchase of companies. Dr. Lantz also monitored corporate activities for four companies.

         WILLIAM J. LOVEDAY - AGE 56, TERM EXPIRES 2001. Mr. Loveday, a director, is currently the president and chief executive officer of Clarian Health Partners, Inc. Mr. Loveday has served in that capacity since 1988. Mr. Loveday is also a director of Indianapolis Life Insurance Company. From 1983 to 1988, Mr. Loveday was executive vice president and chief operating officer of Memorial Medical Center of Long Beach, California.

         MICHAEL S. MAURER - AGE 57, TERM EXPIRES 2001. Mr. Maurer, the chairman of the board of the Corporation and the Bank, was self-employed as an attorney from 1969 through 1988. In 1987 Mr. Maurer became chief executive officer and fifty percent owner of MYSTAR Corp., a broadcasting company which owns Indianapolis radio stations WTPI-FM, WZPL-FM and WMyS-AM. In 1990 Mr. Maurer became chief executive officer and fifty percent owner of IBJ Corp., a publishing company which owns THE INDIANAPOLIS BUSINESS JOURNAL, THE COURT AND COMMERCIAL RECORD, INDIANA LAWYER, AND SENIOR BEACON. From April 1991 through December 1992, Mr. Maurer served as a director and member of the Executive Committee of Merchants National Bank/National City Bank, Indianapolis, Indiana. Mr. Maurer is currently a director of IPALCO Enterprises, Inc. and Indianapolis Power and Light Company.

         MORRIS L. MAURER - AGE 48, TERM EXPIRES 2002. Mr. Maurer is the president, chief executive officer and a director of the Corporation and the Bank. He was employed by Indiana National Bank/INB Financial Corporation from 1975 through 1992. In Mr. Maurer's capacity as senior vice president, he was responsible for corporate-wide strategic planning, venture capital, chairman of corporate and lead bank ALCO committees, mergers and acquisitions, and economic research. As chief financial officer, Mr. Maurer was responsible for general accounting, controller, investment, funds desk, security sales and brokerage functions. In addition, Mr. Maurer was a member of the executive management committee, and chairman of the state-wide bank integration committee.

         PHILIP B. ROBY - AGE 56, TERM EXPIRES 2000. Mr. Roby is the executive vice president, chief operating officer and a director of the Corporation and the Bank and is also the chief lending officer of the Bank. He began his career at Indiana National Bank in 1965 in its Management Training Program. During the years between 1967 to 1973, Mr. Roby worked as a Commercial Lending Officer and Correspondent Banking Officer at Indiana National Bank. In 1973, he was named manager of the Commercial Credit Department with responsibility for the Commercial Credit Training Program in Commercial Loan Analysis. In 1975, he became president of two real estate subsidiaries of the parent holding company, Indiana National Financial Corporation.

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

         TODD H. STUART - AGE 35, TERM EXPIRES 2002. Mr. Stuart, a director, has been employed by Stuart's Household Furniture Moving & Storage, Inc., a household and commercial moving, packing and warehousing business since 1983. As vice president of the company, Mr. Stuart's responsibilities include sales, daily operations and supervision of more than 40 employees. Mr. Stuart is also a director of Brightpoint, Inc.

         DEBRA L. ROSS - AGE 38. Ms. Ross is the chief financial officer of the Corporation and the Bank. She was employed as a staff accountant at KPMG-Peat Marwick from 1987 to 1989. From 1989 to 1993 she was employed by Summit Bank as assistant vice president and assistant controller, where she was responsible for developing and administering accounting policies and procedures, regulatory reporting, financial analysis, budgeting, and directing and supervising the activities of the accounting and cash management departments.

EXECUTIVE OFFICERS OF THE CORPORATION

         The executive officers of the Corporation, all of whom serve for a one year term, consist of Michael S. Maurer, chairman of the board; Morris L. Maurer, president and chief executive officer; Philip B. Roby, executive vice president, chief operating officer and chief lending officer; and Debra L. Ross, chief financial officer.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

         Directors of the Corporation and the Bank did not receive a fee in cash for serving in such capacity during 1999 and neither the Corporation nor the Bank are currently paying any director fees in cash. In June 1996 the Board of Directors adopted a resolution providing that Directors be compensated with stock options each year having a net present value between approximately $17,500 to $20,000 until such time as the Directors are compensated with cash compensation. In 1999, Messrs. Cornelius, Frick, Lacy, Lantz, Loveday and Stuart and Ms. Betley each were granted options for 2,000 shares, exercisable at $19.00 per share, during a ten year period.

COMPENSATION COMMITTEE REPORT

         Decisions on compensation of the Corporation s executives are made by the Compensation Committee of the Board, which also serves as the Compensation Committee of the Bank. Each member of the Compensation Committee is a non-employee director. All decisions of the Compensation Committee relating to the compensation of the Corporation and the Bank's executive officers are reviewed by the full Board. Set forth below is a report submitted by Messrs. Cornelius, Michael S. Maurer, Lacy, and Loveday in their capacity as the Compensation Committee, addressing the Corporation's compensation policies for the fiscal year ended December 31, 1999 as they affected the Corporation's and the Bank's executive officers.

         COMPENSATION POLICIES TOWARD EXECUTIVE OFFICERS

         The Compensation Committee s executive compensation policies are designed to provide competitive levels of compensation to the executive officers and to reward officers for individual performance and for performance of the Corporation as a whole. Although there are established goals and standards relating to performance of the Corporation, these goals and standards have not been established solely for utilization in setting compensation of individual employees. The Compensation Committee does, however, consider the Corporation and the Bank's performance compared to the Annual Plan and compared to certain established non-financial goals in setting compensation levels

         BASE SALARY

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

         BONUS AMOUNTS

         During 1999, the Board of Directors approved an incentive bonus plan ("Incentive Bonus Plan") for all employees of the Bank applicable only in 1999. Under the terms of the Incentive Bonus Plan, all employees were entitled to receive a bonus of up to 15% of their salary, depending upon the amount, if any, by which the Bank exceeded its profit plan. In addition, additional bonus payments in the aggregate amount of $24,000 were made to individuals for exceptional individual performance in areas considered to be critical to the success of the Bank.

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

         MR. MAURER'S 1999 COMPENSATION.

         Regulations of the Securities and Exchange Commission require that the Compensation Committee disclose the Committee's basis for compensation reported for any individual who served as the Chief Executive Officer during the last fiscal year. Mr. Maurer's salary is determined in the same manner as discussed above for other senior executives. Mr. Maurer did not participate in the deliberations of the Compensation Committee with respect to his compensation level. See "Compensation Committee Insider Participation."

COMPENSATION COMMITTEE INSIDER PARTICIPATION

         During the past fiscal year, none of the executive officers who received compensation from the Corporation served on the Compensation Committee, did not participate in any discussion with respect to their salary as an executive officer, and were not present in the room during the discussion by the Compensation Committee of their compensation.

SUMMARY COMPENSATION TABLE

         The following table sets forth for the fiscal year ending December 31, 1999 the cash compensation paid by the Corporation or the Bank, as well as certain other compensation paid or awarded during those years, to the chief executive officer and any other executive officer whose total annual salary and bonus equaled or exceeded $100,000.



----------------------------- -------------------------------- ------------------------------------ ------------------
                                  ANNUAL COMPENSATION (1)            LONG TERM COMPENSATION
-------------------- -------- --------------- ---------------- ---------------- ------------------- ------------------
NAME AND PRINCIPAL    YEAR     SALARY($)(2)    BONUS($) (3)      RESTRICTED         SECURITIES             ALL
POSITION                                                            STOCK           UNDERLYING            OTHER
                                                                AWARDS($)(4)       OPTIONS/SARS       COMPENSATION
                                                                                       (#)                 (5)
-------------------- -------- --------------- ---------------- ---------------- ------------------- ------------------
Morris L. Maurer,     1999        $177,231         $26,585         $120,000            12,500            $3,520
President and        -------- --------------- ---------------- ---------------- ------------------- ------------------
Chief Executive       1998       $167,019         $20,952            $0                -0-               $3,520
Officer              -------- --------------- ---------------- ---------------- ------------------- ------------------
                      1997       $139,731         $9,797           $28,000             -0-               $3,195
-------------------- -------- --------------- ---------------- ---------------- ------------------- ------------------
Philip B. Roby,       1999       $156,770         $23,515         $100,000            10,000             $3,520
Executive Vice       -------- --------------- ---------------- ---------------- ------------------- ------------------
President and         1998       $146,144         $18,864            $0                -0-               $3,409
Chief Operating      -------- --------------- ---------------- ---------------- ------------------- ------------------
Officer               1997       $125,750         $8,817           $56,000             -0-               $2,876
-------------------- -------- --------------- ---------------- ---------------- ------------------- ------------------

(1) While executive officers enjoy certain perquisites, such perquisites are less than 5% of such officer's salary and bonus and are not required to be reported.

(2) Effective July 1, 1999 the salary of Morris L. Maurer was increased from $165,000 to $180,000 and the salary of Philip B. Roby was increased from $145,000 to $160,000. Effective July 1, 1998 the salary of Morris L. Maurer was increased from $150,000 to $165,000 and the salary of Philip B. Roby was increased from $130,000 to $145,000. Effective July 1, 1997, the salary of Morris L. Maurer was increased from $126,000 to $150,000 and the salary of Philip B. Roby was increased from $115,000 to $130,000.

(3) Amounts include amounts awarded under the Incentive Bonus Plan and additional amounts deemed appropriate by the Board of Directors in recognition of performance critical to the success of the Bank.

(4) The 1999 award reported in the table represents awards under the 1993 Restricted Stock Plan of the Corporation. One hundred percent of these shares of restricted stock awarded in 1999 will vest on June 17, 2004. The amounts in the table represent an assumed value of $20.00 per share for 1999, which is the value determined by the Board of Directors for purposes of the Corporation's 401(k) Savings Plan to be the "fair market value" of a share of the Corporation's Common Stock at December 31, 1999, without giving effect to the diminution in value attributable to the restrictions on such stock. The 1997 award reported in the table also represents awards under the 1993 Restricted Stock Plan of the Corporation. Twenty percent of these shares of restricted stock awarded in 1997 vested on January 1, 1998, with an additional 20% vesting on January 1 of each subsequent year until the shares are fully vested on January 1, 2002. The amounts in the table represent an assumed value of $14.00 per share for 1997, which is the value determined by the Board of Directors for purposes of the Corporation's 401(k) Savings Plan to be the "fair market value" of a share of the Corporation's Common Stock at December 31, 1997, without giving effect to the diminution in value attributable to the restrictions on such stock. Dividends, if declared by the Corporation, would be paid on the restricted shares at the same time and rate as dividends paid to shareholders of unrestricted shares. At December 31, 1999, the total number and value (based on a value of $20.00 per share) of shares of restricted stock held by Messrs. Maurer and Roby were as follows: Mr. Maurer (33,000 shares; $660,000); and Mr. Roby (24,000 shares; $480,000). The assumed value of $20.00 at December 31, 1999 is the value determined by the Board of Directors for purposes of the Corporation's 401(k) Savings Plan to be the "fair market value" of a share of the Corporation's Common Stock at December 31, 1999, without giving effect to the diminution in value attributable to the restrictions on such stock. Because there is not an established trading market for the Common Stock, the assumed price of $20.00 may not reflect the actual price which would be paid for a share of the Common Stock in an active or established trading market and should not necessarily be relied upon when determining the value of a shareholder's investment.

(5) These amounts represent amounts contributed by the Corporation under the Corporation's 401(k) plan.

EMPLOYEE BENEFIT PLANS

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

     In addition, in 1995 Michael S. Maurer received warrants for 76,875 shares, exercisable at a price of $12.50 per share, exercisable until 2005. Such warrants were granted to Mr. Maurer in recognition of the fact that he had not received any cash compensation or stock options from either the Bank or the Corporation since its inception, and that the other Directors of the Corporation and the Bank have received options for their service to the Corporation and the Bank.

     STOCK PLANS

     The Corporation has adopted a stock option program for directors of the Corporation and the Bank, and a separate stock option program for officers and key employees of the Corporation and the Bank. The Corporation has also adopted a restricted stock plan for officers and employees of the Corporation and the Bank. Under the option programs, options for an aggregate of 370,000 shares may be granted. A total of 110,000 shares have been reserved for issuance under the restricted stock plan. The Board of Directors of the Corporation believes these programs provide an important incentive to those who will be instrumental to the success of the Corporation and of the Bank. A more detailed description of each of the programs is set forth below.

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

     A total of 220,000 shares has been reserved for issuance under the Employee Stock Option Plan. As of March 31, 2000, 6,300 shares were available for issuance under the Employee Stock Option Plan.

     OPTIONS GRANTS IN LAST FISCAL YEAR

     The following table provides details regarding stock options granted to Messrs. M.L. Maurer and Roby during the fiscal year ended December 31, 1999. On June 17, 2000, 20% of the options will vest, with an additional 20% vesting on each subsequent June 17 until the options are fully vested on June 17, 2004. For purposes of the following table, the "fair market value" of a share of the Corporation's Common Stock on the date of the grant of the options was determined by the Compensation Committee. Because there is not an established trading market for the Common Stock, the "fair market value" amount of $19.00 set forth below may not reflect the actual price which would have been paid for shares of the Common Stock in an active or established trading market and should not necessarily be relied upon when determining the value of a shareholder's investment. In addition, in accordance with the rules of the Securities and Exchange Commission, there are shown the hypothetical gains or "options spreads" that would exist for respective options. These gains are based on assumed rates of annual compound stock price appreciation of five percent (5%) and ten percent (10%) from the date the options were granted over the full option term. Gains are reported net of the option exercise price, but before any effect of taxes. In assessing these values, it should be kept in mind that no matter what value is placed on a stock option on the date of grant, its ultimate value will be dependent on the market value of the Corporation's stock at a future date, and that value would depend on the efforts of such executive to foster the future success of the Corporation for the benefit of all shareholders. The amounts reflected in the table may not necessarily be achieved.


--------------------------------------------------------------------------------------------------------------------
                                                                                          POTENTIAL REALIZABLE
                                                                                          VALUE AT ASSUMED RATES
                                   INDIVIDUAL GRANTS                                      OF STOCK PRICE
                                                                                          APPRECIATION FOR OPTION
                                                                                          TERM
--------------------------------------------------------------------------------------------------------------------
               NUMBER OF      PERCENT OF        EXERCISE OR   MARKET PRICE   EXPIRATION
NAME           SHARES         TOTAL OPTIONS     BASE PRICE    ON DATE OF     DATE
               UNDERLYING     GRANTED TO        ($/SHARE)     GRANT
               OPTIONS        EMPLOYEES IN                    ($/SHARE)                   5% ($)       10% ($)
               GRANTED        FISCAL YEAR (%)
-------------- -------------- ----------------- ------------- -------------- ------------ ------------ -------------
Morris L.      12,500              14.9%        $19.00           $19.00      6/17/09      $149,375     $378,500
Maurer
-------------- -------------- ----------------- ------------- -------------- ------------ ------------ -------------
Philip B.      10,000              11.9%        $19.00           $19.00      6/17/09      $119,500     $302,800
Roby
-------------- -------------- ----------------- ------------- -------------- ------------ ------------ -------------


AGGREGATE FISCAL YEAR-END OPTION VALUES TABLE

     The following table shows the number of shares covered by both exercisable and non-exercisable stock options by Messrs. M.L. Maurer and Roby as of December 31, 1999. Also reported are the values for the "in-the-money" options, which represent the positive spread between the exercise price of any such existing stock options and the year-end assumed price of the Common Stock. For purposes of the following table, the year-end price of the stock was assumed to be $20.00, which is the value determined by the Board of Directors for purposes of the Corporation's 401(k) Savings Plan to be the "fair market value" of a share of the Corporation's Common Stock at December 31, 1999. Because there is not an established trading market for the Common Stock, the assumed price of $20.00 may not reflect the actual price which would be paid for shares of the Common Stock in an active or established trading market and should not necessarily be relied upon when determining the value of a shareholder's investment.


----------------------- ------------------------------------------- -------------------------------------------
                               NUMBER OF SHARES UNDERLYING                     VALUE OF UNEXERCISED
                                   UNEXERCISED OPTIONS                         IN-THE-MONEY OPTIONS
                                    AT FISCAL YEAR END                          AT FISCAL YEAR END
                                           (#)                                         ($)
----------------------- --------------------- --------------------- --------------------- ---------------------
         NAME               EXERCISABLE          UNEXERCISABLE          EXERCISABLE          UNEXERCISABLE
----------------------- --------------------- --------------------- --------------------- ---------------------
Morris L. Maurer               35,000                12,500               $350,000              $12,500
----------------------- --------------------- --------------------- --------------------- ---------------------
Philip B. Roby                 25,000                10,000               $250,000              $10,000
----------------------- --------------------- --------------------- --------------------- ---------------------


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

     The Directors' Plan provides for the grant of nonqualified stock options to acquire shares of the Corporation at a price equal to the greater of $10.00 or the fair market value of the shares on the date of grant. A total of 150,000 shares has been reserved for issuance under the Directors' Plan. There are currently 57,000 shares available for issuance under the Directors' Plan.

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

     The Restricted Stock Plan provides for the issuance of up to 110,000 shares. The plan expires on May 31, 2006. There are currently 8,500 shares available to be awarded under the Restricted Stock Plan.

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

FIVE-YEAR TOTAL SHAREHOLDER RETURN

     The following indexed graph indicates the Corporation's total return to its shareholders on its common stock for the past five years, assuming dividend reinvestment, as compared to total return for the Russell 2000 Index and the peer group index (which is a line-of-business index developed by an independent third party consisting of stocks of banks with assets between $250 million and $500 million). The comparison of total return on investment for each of the periods assumes that $100 was invested on January 1, 1995, in each of the Corporation, the Russell 2000 Index, and the peer group index. Shares of the common stock of the Corporation are not traded on any national or regional exchange or in the over-the-counter market and there is no established market for the common stock. As such, the values set forth below as of December 31 of each year is the value determined by the Board of Directors for purposes of the Corporation's 401(k) Savings Plan to be the "fair market value" of a share of the Corporation's common stock at such date. Because there is not an established trading market for the common stock, these prices may not reflect the actual price which would have been paid for a share of the common stock in an active or established trading market and should not necessarily be relied upon when determining the value of a shareholder's investment.

                   COMPARATIVE 5-YEAR CUMULATIVE TOTAL RETURN
                             AMONG THE CORPORATION,
                     RUSSELL 2000 INDEX AND PEER GROUP INDEX

                                   [GRAPHIC]

                    ASSUMES $100 INVESTED ON JANUARY 1, 1995

                          ASSUMES DIVIDENDS REINVESTED

                             YEAR ENDED DECEMBER 31


                                      1994          1995         1996          1997         1998          1999
                                  ----------------------------------------------------------------------------------
Corporation                             $100.00       $110.85      $125.92       $146.90      $183.63       $209.86
Peer Group Index                        $100.00       $128.45      $149.64       $183.10      $178.44       $216.37
Russell 2000 Index                      $100.00       $134.95      $175.23       $303.07      $271.41       $252.50


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table contains information concerning individuals or entities who, to the knowledge of the Corporation, beneficially owned on December 31, 1999, more than 5% of the Common Stock of the Corporation:


---------------------------------------- ------------------------------------- --------------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER          SHARES BENEFICIALLY OWNED               PERCENT OF CLASS
---------------------------------------- ------------------------------------- --------------------------------
Michael S. Maurer                                    656,250 (1)                            28.1%
---------------------------------------- ------------------------------------- --------------------------------
Morris L. and Janis Maurer                           154,865 (2)                            7.7%
---------------------------------------- ------------------------------------- --------------------------------
Eugene and Marilyn Glick                               125,000                               6.4%
---------------------------------------- ------------------------------------- --------------------------------


(1) Includes 384,375 shares which Mr. Maurer may acquire pursuant to stock warrants. See "Employee Benefit Plans -- Warrants."

(2) Includes 35,000 shares which Mr. Maurer has the right to acquire pursuant to the exercise of stock options and 38,000 shares which Mr. Maurer has the right to acquire pursuant to stock warrants, 33,000 shares of restricted stock, and 1,365 shares in the 401(k) Plan allocated to the account of Mr. Maurer. See "Employee Benefit Plans -- 1993 Employees' Stock Option Plan, and -- Warrants."

     The following table sets forth as of December 31, 1999 the total number of shares of Common Stock of the Corporation beneficially owned by each director and executive officer of the Corporation and by all directors and executive officers as a group. The number of shares shown as being beneficially owned by each director and executive officer are those over which he or she has sole or shared voting or investment power.


----------------------------------------------------- ------------------------------- -------------------------
              NAME OF BENEFICIAL OWNER                       NUMBER OF SHARES             PERCENT OF CLASS
----------------------------------------------------- ------------------------------- -------------------------
Kathryn G. Betley                                               10,875 (1)                      0.6%
----------------------------------------------------- ------------------------------- -------------------------
James M. Cornelius                                              27,500 (2)                      1.4%
----------------------------------------------------- ------------------------------- -------------------------
David R. Frick                                                  21,250 (2)                      1.1%
----------------------------------------------------- ------------------------------- -------------------------
Andre B. Lacy                                                   43,000 (2)                      2.2%
----------------------------------------------------- ------------------------------- -------------------------
G. Benjamin Lantz, Jr.                                          18,750 (2)                      1.0%
----------------------------------------------------- ------------------------------- -------------------------
William J. Loveday                                              9,400 (1)                       0.5%
----------------------------------------------------- ------------------------------- -------------------------
Michael S. Maurer                                              656,250 (3)                     28.1%
----------------------------------------------------- ------------------------------- -------------------------
Morris L. Maurer                                               154,865 (4)                      7.7%
----------------------------------------------------- ------------------------------- -------------------------
Philip B. Roby                                                  62,774 (5)                      3.2%
----------------------------------------------------- ------------------------------- -------------------------
Todd H. Stuart                                                  18,125 (2)                      0.9%
----------------------------------------------------- ------------------------------- -------------------------
Directors and executive officers as a group                   1,028,933 (6)                    40.7%
(consisting of 11 individuals)
----------------------------------------------------- ------------------------------- -------------------------


(1) Includes 9,000 shares which such individual has the right to acquire pursuant to the exercise of options. See "Employee Benefit Plans -- 1993 Directors' Stock Option Plan."

(2) Includes 15,000 shares which such individual has the right to acquire pursuant to the exercise of options. See "Employee Benefit Plans -- 1993 Directors' Stock Option Plan."

(3) Includes 384,375 shares which Mr. Maurer may acquire pursuant to stock warrants. See "Employee Benefit Plans -- Warrants."

(4) Includes 35,000 shares which Mr. Maurer has the right to acquire pursuant to the exercise of stock options, 38,000 shares which Mr. Maurer has the right to acquire pursuant to stock warrants, 33,000 shares of restricted stock, and 1,365 shares in the 401(k) Plan allocated to the account of Mr. Maurer. See "Employee Benefit Plans -- 1993 Employee Stock Option Plan," "--1993 Restricted Stock Plan," and " -- Warrants."

(5) Includes 25,000 shares which Mr. Roby has the right to acquire pursuant to the exercise of stock options, 24,000 shares of restricted stock, and 1,274 shares in the 401(k) Plan allocated to the account of Mr. Roby. See "Employee Benefit Plans -- 1993 Employee Stock Option Plan" and "--1993 Restricted Stock Plan."

(6) Includes 643 shares in the Corporation's 401(k) Plan allocated to the account of Debra L. Ross, the Chief Financial Officer of the Corporation, 2,500 shares of restricted stock owned by Ms. Ross, and 3,000 shares which Ms. Ross has the right to acquire pursuant to the exercise of stock options. See "Employee Benefit Plans -- 1993 Employee Stock Option Plan" and "--1993 Restricted Stock Plan."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The offices of the Corporation and the Bank at 107 North Pennsylvania Street, Indianapolis, Indiana were leased from, and in 1998 purchased from a company in which Andre B. Lacy, a director of the Corporation and a director of the Bank, has an ownership interest. The Corporation received a report from an independent property consultant that the terms and conditions of the lease, and the terms and conditions of the purchase, were within a reasonable range of market terms and did not involve more than normal risk or present unfavorable features to the Corporation.

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

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FROM 8-K

(a) (1) The following consolidated financial statements are included in Item 8:


                                                                                                   Page Number in
                                                                                                        10-K
         Independent Auditor's Report on Consolidated Financial Statements                                32

         Consolidated Balance Sheets December 31, 1999 and 1998                                           33

         Consolidated Statement of Income                                                                 34
         For the years ended December 31, 1999, 1998 and 1997

         Consolidated Statements of Shareholders' Equity                                                  35
         For the years ended December 31, 1999, 1998 and 1997

         Consolidated Statements of Cash Flow                                                             36
         For the years ended December 31, 1999, 1998, and 1997

         Notes to consolidated Financial Statements                                                       37


(2) See response to Item 14 (a)(1). All other financial statement schedules have been omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(3)  List of Exhibits

EXHIBIT NUMBER DESCRIPTION

3a) Articles of Incorporation of the Corporation, filed as Exhibit 3(i) to the Corporation's Form 10-K are incorporated by reference

3b) Bylaws of the Corporation, filed as Exhibit 3(ii) to the Corporation's Form 10-K are incorporated by reference

10a) 1993 Key Employees' Stock Option Plan of the Corporation, filed as Exhibit 10(i) to the Corporation's Form 10-K are incorporated by reference

10b) 1993 Directors' Stock Option Plan of the Corporation, filed as Exhibit 10(ii) to the Corporation's Form 10-K are incorporated by reference

10c) 1993 Restricted Stock Plan of the Corporation, filed as Exhibit 10(iii) to the Corporation's Form 10-K are incorporated by reference

21   Subsidiaries of the Corporation

27   Financial Data Schedule

(b) No reports on Form 8-K were filed during the last quarter of the fiscal year.

(c)  See the list of exhibits in Item 14 (a) (3).

(d)  No other financial statement schedules are required to be submitted.

Signatures


 --------------------------------------------------------------------------------------------------------------------

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 (Registrant)          THE NATIONAL BANK OF INDIANAPOLIS

 CORPORATION
 By (Signature and Title)   /S/ Morris L. Maurer                                                  March 29, 2000
 --------------------------------------------------------------------------------------------    ----------------
                            Morris L. Maurer, President & Principal Executive Officer                    Date
 --------------------------------------------------------------------------------------------------------------------



 ---------------------------------------------------------------------------------------------------------------- --
 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
 By (Signature and Title)   /S/ Morris L. Maurer                                            March 29, 2000
                         ------------------------------------------------------------     -----------------
                            Morris L. Maurer, President & Principal Executive Officer            Date

 By (Signature and Title)   /S/ Philip B. Roby                                              March 29, 2000
                         ------------------------------------------------------------     -----------------
                            Philip B. Roby, Executive Vice President                              Date

 By (Signature and Title)   /S/ Debra L. Ross                                               March 29, 2000
                         ------------------------------------------------------------     -----------------
                            Debra L. Ross, Principal Financial and Accounting Officer            Date

 By (Signature and Title)   /S/ Michael S. Maurer                                           March 29, 2000
                         ------------------------------------------------------------     -----------------
                           Michael S. Maurer, Chairman of the Board                              Date

 By (Signature and Title)   /S/ Kathryn G. Betley                                           March 29, 2000
                         ------------------------------------------------------------     -----------------
                            Kathryn G. Betley, Director                                          Date

 By (Signature and Title)   /S/ James M. Cornelius                                          March 29, 2000
                         ------------------------------------------------------------     -----------------
                            James M. Cornelius, Director                                         Date

 By (Signature and Title)   /S/ David R. Frick                                              March 29, 2000
                         ------------------------------------------------------------     -----------------
                            David R. Frick, Director                                             Date

 By (Signature and Title)   /S/ Andre B. Lacy                                               March 29, 2000
                         ------------------------------------------------------------     -----------------
                            Andre B. Lacy, Director                                              Date

 By (Signature and Title)   /S/ William J. Loveday                                          March 29, 2000
                         ------------------------------------------------------------     -----------------
                            William J. Loveday, Director                                         Date

 By (Signature and Title)   /S/ G. Benjamin Lantz                                           March 29, 2000
                         ------------------------------------------------------------     -----------------
                            G. Benjamin Lantz, Director                                          Date

 By (Signature and Title)   /S/ Todd H. Stuart                                              March 29, 2000
                         ------------------------------------------------------------     -----------------
                            Todd H. Stuart, Director                                             Date

 -------------------------------------------------------------------------------------------------------------------


EXHIBIT INDEX

3(I) Articles of Incorporation of The National Bank of Indianapolis Corporation

3(ii) By-laws of The National Bank of Indianapolis Corporation

10(I) 1993 Key Employees' Stock Option Plan

10(ii) 1993 Directors' Stock Option Plan

10(iii) 1993 Restricted Stock Plan

21   Subsidiaries of The National Bank of Indianapolis Corporation

27   Financial Data Schedules