Form 10-Q
period 2000-03-31
NATIONAL BANK OF INDIANAPOLIS CORP
filed 2000-05-05
CIK 912382

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ___________


Commission File Number   000-21671
                        -----------


                  The National Bank of Indianapolis Corporation
                  ---------------------------------------------
             (Exact name of registrant as specified in its charter)


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

                             Yes     X             No
                                  -------              -------

As of March 31, 2000, there were 1,954,171 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one):

                             Yes                   No     X
                                  -------              --------

                                Table of Contents
                  The National Bank of Indianapolis Corporation

                               Report on Form 10-Q
                                for Quarter Ended
                                 March 31, 2000


PART I -       FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)
               Consolidated Balance Sheets - March 31, 2000
               and December 31, 1999.........................................1
               Consolidated Statements of Income - Three months
               ended March 31, 2000 and 1999.................................2
               Consolidated Statements of Cash Flows - Three months
               ended March 31, 2000 and 1999 ................................3
               Consolidated Statements of Shareholders' Equity - Three
               months ended March 31, 2000 and 1999..........................4
               Notes to Consolidated Financial Statements....................5


Item 2.        Management's Discussion and Analysis.....................6 - 10


PART II -      OTHER INFORMATION

Item 1.        Legal Proceedings............................................11
Item 2.        Changes in Securities........................................11
Item 3.        Default Upon Senior Securities...............................11
Item 4.        Submission of Matters to a Vote of Security Holders..........11
Item 5.        Other Information ...........................................11
Item 6.        Exhibits and Reports on Form 8-K.............................11

Signatures     .............................................................11

                  The National Bank of Indianapolis Corporation
                           Consolidated Balance Sheets

                                                              March 31,     December 31,
                                                                   2000             1999
                                                            (Unaudited)           (Note)
                                                        ---------------------------------
           Assets
           Cash and due from banks                        $  63,606,144    $  34,809,536
           Federal funds sold                                15,818,452       17,302,304
           Investment securities
              Available-for-sale securities                  58,630,554       46,163,821
              Held-to-maturity securities                     6,989,985        7,698,420
                                                        ---------------------------------
           Total investment securities                       65,620,539       53,862,241

           Loans                                            319,326,361      311,477,835
              Less:  Allowance for loan losses               (3,630,407)      (3,392,587)
                                                        ---------------------------------
           Net loans                                        315,695,954      308,085,248
           Premises and equipment                             7,819,132        7,925,669
           Accrued interest                                   2,986,792        3,296,010
           Stock in federal banks                             1,812,500        1,797,500
           Other assets                                       2,669,937        2,422,956
                                                        ---------------------------------
           Total assets                                   $ 476,029,450    $ 429,501,464
                                                        =================================

           Liabilities and shareholders' equity
           Deposits:
              Noninterest-bearing demand deposits         $  96,820,861    $  66,799,489
              Money market and savings deposits             186,959,546      171,147,030
              Time deposits over $100,000                    36,125,730       35,403,389
              Other time deposits                            67,164,129       71,658,213
                                                        ---------------------------------
           Total deposits                                   387,070,266      345,008,121
           Security repurchase agreements                    42,220,166       40,195,017
           FHLB advances                                     14,000,000       14,000,000
           Long term debt                                     7,500,000        6,000,000
           Other liabilities                                  3,053,851        2,662,482
                                                        ---------------------------------
           Total liabilities                                453,844,283      407,865,620

           Shareholders' equity:
              Common stock, no par value:
              Authorized shares - 3,000,000
              Issued and outstanding shares; 2000 -
              1,954,171; 1999 - 1,950,171                    20,615,340       20,534,340
              Unearned compensation                            (802,668)        (817,014)
              Retained earnings                               2,444,897        1,943,274
              Accumulated other comprehensive (loss)            (72,402)         (24,756)
                                                        ---------------------------------
           Total shareholders' equity                        22,185,167       21,635,844
                                                        ---------------------------------
           Total liabilities and shareholders' equity     $ 476,029,450    $ 429,501,464
                                                        =================================

           Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.

                   The National Bank of Indianapolis Corporation
                         Consolidated Statements of Income
                                    (Unaudited)

                                                     Three months ended
                                                            March 31
                                                                2000            1999
                                                     --------------------------------
Interest  income:
     Interest and fees on loans                         $  6,423,582    $  4,363,625
     Interest on investment securities                     1,128,808       1,100,175
     Interest on federal funds sold                          283,397         274,552
                                                     --------------------------------
Total interest income                                      7,835,787       5,738,352

Interest expense:
     Interest on deposits                                  3,262,024       2,742,883
     Interest on repurchase agreements                       530,069         290,497
     Interest on FHLB advances                               201,161         198,873
     Interest on long term debt                              140,523           6,458
                                                     --------------------------------
Total interest expense                                     4,133,777       3,238,711
                                                     --------------------------------
Net interest income                                        3,702,010       2,499,641

Provision for loan losses                                    360,000         240,000
                                                     --------------------------------
Net interest income after provision for loan losses        3,342,010       2,259,641

Other operating income:
     Trust fees and commissions                              387,038         279,712
     Building rental income                                  174,385         130,825
     Service charges and fees on deposit accounts            186,343         104,006
     Net gain (loss) on sale of mortgage loans              (100,891)         58,443
     Other income                                            244,356         186,627
                                                     --------------------------------
Total operating income                                       891,231         759,613

Other operating expenses:
     Salaries, wages and employee benefits                 1,877,190       1,346,750
     Net occupancy expense                                   301,055         243,045
     Furniture and equipment expense                         175,646         137,389
     Professional services                                   184,949         151,787
     Data processing                                         234,249         143,287
     Business development                                    120,989          77,711
     Other expenses                                          494,890         328,298
                                                     --------------------------------
Total other operating expenses                             3,388,968       2,428,267
                                                     --------------------------------
Net income before tax                                        844,273         590,987
     Federal and state income tax                            342,650         234,090
                                                     --------------------------------
Net income after tax                                     $   501,623     $   356,897
                                                     ================================

Basic earnings per share                                 $      0.26     $      0.19
                                                     ================================

Diluted earnings per share                               $      0.24     $      0.17
                                                     ================================

                The National Bank of Indianapolis Corporation
                    Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                Three months ended
                                                       March 31
                                                           2000            1999
                                               ---------------------------------
Operating Activities
Net Income                                         $    501,623    $    356,897
Adjustments to reconcile net income to net cash
     provided (used) by operating activities:
        Provision for loan losses                       360,000         240,000
        Depreciation and amortization                   221,119         165,563
        Net accretion of investments                    (66,194)       (446,755)
        Unearned compensation amortization               95,346          63,319
        (Increase) decrease in:
           Interest receivable                          309,218        (114,104)
           Other assets                                (215,729)       (167,303)
        Increase in other liabilities                   391,369         587,997
                                               ---------------------------------
   Net cash provided by operating activities          1,596,752         685,614
                                               ---------------------------------

Investing Activities
Net change in federal funds sold                      1,483,852         550,000
Proceeds from maturities of investment securities
     Held to maturity                                   716,365       2,128,865
Proceeds from maturities of investment securities
     Available for sale                              38,708,846      28,306,448
Purchases of investment securities held to
     maturity                                           (15,000)              -
Purchases of investment securities available
     for sale                                       (51,196,213)    (20,524,141)
Net increase in loans                                (7,970,706)    (14,306,481)
Purchases of bank premises and equipment               (114,582)       (272,306)
                                               ---------------------------------
Net cash used by investing activities               (18,387,438)     (4,117,615)
                                               ---------------------------------

Financing Activities
Net increase in deposits                             42,062,145       4,029,116
Increase in security repurchase agreements            2,025,149       1,453,123
Proceeds from issuance of long-term debt              1,500,000       5,000,000
                                               ---------------------------------
Net cash provided by financing activities            45,587,294      10,482,239
                                               ---------------------------------

Increase in Cash and Cash Equivalents                28,796,608       7,050,238

Cash and Cash Equivalents at Beginning of Year       34,809,536      26,547,970
                                               ---------------------------------

Cash and Cash Equivalents at End of Period        $  63,606,144   $  33,598,208
                                               =================================

Interest Paid                                     $   4,021,793   $   3,008,808
                                               =================================

Income Taxes Paid                                 $     110,163   $      97,942
                                               =================================

                  The National Bank of Indianapolis Corporation
                 Consolidated Statements of Shareholders' Equity
                                   (Unaudited)

                                                                              Accumulated
                                                                                and Other
                                        Common       Unearned     Retained  Comprehensive
                                         Stock   Compensation     Earnings         Income        TOTAL
                                 ----------------------------------------------------------------------
Balance at December 31, 1998       $ 19,747,320  $   (460,394)    $ 112,954  $   (44,448)  $ 19,355,432

Comprehensive income:
   Net income                                                       356,897                     356,897
   Other comprehensive income
     Net unrealized gain on investments,
       net of tax of $11,956                                                      26,221         26,221
                                                                                           ------------
Total comprehensive income                                                                      383,118

Issuance of stock                                                                                     -
Compensation earned                                    63,319                                    63,319
                                   --------------------------------------------------------------------
Balance at March 31, 1999          $ 19,747,320  $   (397,075)    $ 469,851  $   (18,227)  $ 19,801,869
                                   ====================================================================


Balance at December 31, 1999       $ 20,534,340  $   (817,014)   $1,943,274  $   (24,756)  $ 21,635,844

Comprehensive income:
   Net income                                                       501,623                     501,623
   Other comprehensive income
     Net unrealized loss on investments,
       net of tax of $47,490                                                     (47,646)       (47,646)
                                                                                           ------------
Total comprehensive income                                                                      453,977

Issuance of stock                        81,000       (81,000)                                        -
Compensation earned                                    95,346                                    95,346
                                   --------------------------------------------------------------------
Balance at March 31, 2000          $ 20,615,340  $   (802,668)   $2,444,897  $   (72,402)  $ 22,185,167
                                   ====================================================================

                        The National Bank of Indianapolis
                                   Corporation

                   Notes to Consolidated Financial Statements

                                 March 31, 2000

                          Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of The National Bank of Indianapolis Corporation ("Corporation") and its wholly-owned subsidiary The National Bank of Indianapolis ("Bank"). All intercompany transactions between the Corporation and Bank have been properly eliminated. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 is not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Form 10-K for the year ended December 31, 1999.

                           Note 2: Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended March 31, 2000 and 1999.

                                                      Three months ended
                                                          March 31,
                                                       2000        1999
                                                    ----------  -----------

Basic average shares outstanding                    1,905,971    1,884,579
                                                    ==========  ===========

Net income                                           $501,623     $356,897
                                                    ==========  ===========

Basic net income per common share                       $0.26        $0.19
                                                    ==========  ===========

Diluted
    Average shares outstanding                      1,905,971    1,884,579
    Nonvested restricted stock                         28,920       14,220
    Common stock equivalents
       Net effect of the assumed exercise of
       stock options                                   53,364       39,987
       Net effect of the assumed exercise of
       warrants                                       120,947      102,021
                                                    ----------  -----------
Diluted average shares                              2,109,202    2,040,807
                                                    ==========  ===========

Net income                                           $501,623     $356,897
                                                    ==========  ===========

Diluted net income per common share                     $0.24        $0.17
                                                    ==========  ===========

                      Management's Discussion and Analysis
                 of Financial Condition and Results of Operation


Results of Operations

Three months Ended March 31, 2000 Compared to the Three months Ended March 31, 1999:

The Corporation's results of operations depends primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. The Corporation had net income of $501,623 for the three months ended March 31, 2000 compared to a net income of $356,897 for the three months ended March 31, 1999. This change is primarily due to the growth of the Bank allowing for more interest earning assets and net interest income compared to the same period during 1999, thereby offsetting more of the operating expenses.

Net Interest Income
Net interest income increased $1,202,369 or 48.1% to $3,702,010 for the three months ended March 31, 2000 from $2,499,641 for the three months ended March 31, 1999. Total interest income increased $2,097,435 for the three months ended March 31, 2000 to $7,835,787 from $5,738,352 for the three months ended March 31, 1999. This increase is primarily a result of average total loans for the three months ended March 31, 2000 being approximately $313,000,000 compared to average total loans of approximately $231,000,000 for the three months ended March 31, 1999. The loan portfolio produces the highest yield of all earning assets. Investment portfolio income increased $28,633 or 2.6% to $1,128,808 for the three months ended March 31, 2000, as compared to $1,100,175 for the three months ended March 31, 1999. Interest on investment securities increased due to a higher yield although the average investment securities portfolio decreased from approximately $84,000,000 for the three months ended March 31, 1999, to approximately $77,000,000 for the three months ended March 31, 2000. Interest on federal funds sold increased although average federal funds sold decreased approximately $4,000,000 due to a higher yield for the three months ended March 31, 2000 over the same period the previous year.

Total interest expense increased $895,066 or 27.6% to $4,133,777 for the three months ended March 31, 2000, from $3,238,711 for the three months ended March 31, 1999. This increase is due to an increase in interest bearing deposits. Total interest bearing liabilities averaged approximately $346,000,000 for the three months ended March 31, 2000 as compared to approximately $288,000,000 for the three months ended March 31, 1999. The average cost of interest bearing liabilities was approximately 4.8% at March 31, 2000 compared to 4.5% at March 31, 1999.

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


                                                    Three months ended
                                                         March 31,
                                                     2000              1999
                                            --------------    --------------
           Beginning of Period                 $3,392,587        $2,626,279
               Provision for loan losses          360,000           240,000

               Losses charged to the reserve
                   Commercial                      90,226                 -
                   Real Estate                     31,954                 -
                                            --------------    --------------
                                                  122,180                 -
               Recoveries
                   Commercial                           -             2,250
                                            --------------------------------
                                                        -             2,250

                                            --------------    --------------
           End of Period                       $3,630,407        $2,868,529
                                            ==============    ==============

           Allowance as a % of Loans                1.14%             1.18%

Loans past due over 30 days totaled $228,631 or 0.07% of total loans at March 31, 2000 compared to $176,470 or 0.07% of total loans at March 31, 1999.

Other Operating Income
----------------------
Other operating income for the three months ended March 31, 2000, increased $131,618 or 17.3% to $891,231 from $759,613 for the three months ended March 31, 1999. The increase is primarily due to an increase in trust fees and commissions of $107,326 or 38.4% from $279,712 for the three months ended March 31, 1999 to $387,038 for the three months ended March 31, 2000. The increase in trust income is attributable to the increase in total assets under trust management of approximately $78,000,000 from approximately $461,000,000 at March 31, 1999 to approximately $539,000,000 at March 31, 2000. The increase in other operating income is also attributable to an increase in service charges and fees on deposit accounts of $82,337 or 79.2% from $104,006 for the three months ended March 31, 1999 to $186,343 for the three months ended March 31, 2000. This increase is attributable to the increase in average demand deposit accounts of $54,000,000 from approximately $188,000,000 at March 31, 1999 to approximately $242,000,000 at March 31, 2000. A net loss on the sale of mortgage loans of $100,891 for the three months ended March 31, 2000 compared to a net gain of $58,443 for the three months ended March 31, 1999 caused a decrease in other operating income. Contributing to the increase in other operating income was the rental income from the other tenants in the

Corporation's main office building. For the three months ended March 31, 2000, building rental income was $174,385 compared to $130,825 for the three months ended March 31, 1999.

Other Operating Expenses
------------------------
Other operating expenses for the three months ended March 31, 2000 increased $960,701 or 39.6% to $3,388,968 from $2,428,267 for the three months ended March 31, 1999. Salaries, wages and employee benefits increased $530,440 or 39.4% to $1,877,190 for the three months ended March 31, 2000 from $1,346,750 for the three months ended March 31, 1999. This increase is primarily due to the increase in the number of employees from 93 full time equivalents at March 31, 1999 to 123 full time equivalents at March 31, 2000. Net occupancy expense increased $58,010 for the three months ended March 31, 2000 over the same period the previous year. This is due to the opening of a new banking center at the AUL Office Complex in June 1999. Professional services expense increased $33,162 or 21.8% from $151,787 for the three months ended March 31, 1999 to $184,949 for the three months ended March 31, 2000. The increase is due to courier service and accounting fees.


Liquidity and Interest Rate Sensitivity

The Corporation must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as available for sale and maturing loans. Federal funds sold represent the Corporation's primary source of immediate liquidity and were maintained at a level adequate to meet immediate needs. Federal funds averaged approximately $20,000,000 and $24,000,000 for the three months ended March 31, 2000 and 1999, respectively. Maturities in the Corporation's loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At March 31, 2000, the Corporation's rate sensitive liabilities exceeded rate sensitive assets due within one year by $42,801,523.

As part of managing liquidity, the Corporation monitors its loan to deposit ratio on a daily basis. At March 31, 2000 the ratio was 82.5 percent which is within the Corporation' acceptable range.

The Corporation experienced an increase in cash and cash equivalents, its primary source of liquidity, of $28,796,608 during the first three months of 2000. The primary financing activity of deposit growth provided net cash of $42,062,145. Lending used $7,970,706, investments used $11,786,002, and decreasing federal funds sold provided $1,483,852. The Corporation's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation' liquidity position.

Capital Resources

The Corporation's only source of capital since commencing operations has been from issuance of common stock, results of operations, and the issuance of long term debt to a non-affiliated third party.

The Corporation incurred indebtedness in the amount of $7,500,000 pursuant to a Revolving Credit Agreement with Harris Trust and Savings Bank dated March 26, 1999. The aggregate amount of the revolving line of credit is $7,500,000 maturing December 31, 2005. Mandatory principal payments based on amounts outstanding at March 31, 2000 are due as follows, thus reducing the aggregate line amounts available:

               Date                                           Amount
               ----                                           ------
               December 31, 2003                          $3,000,000
               December 31, 2004                          $1,000,000
               December 31, 2005                          $3,500,000
                                                          ----------
                                                          $7,500,000

There are many different interest rate options available. Each option is available for a fixed term of 1-3 months. The Corporation is currently paying Adjusted LIBOR plus 2.0% which equates to 7.92%. Interest payments are due at the expiration of the fixed term option. The Corporation made a $7,500,000 capital contribution to the Bank from the loan proceeds.

The Bank has incurred indebtedness pursuant to FHLB advances as follows:

                    Amount          Rate           Maturity
                    ------          ----           --------
              $  2,000,000          6.40%          08/01/2001
                 6,000,000          5.66%          09/04/2003
                 3,000,000          5.39%          10/03/2005
                 3,000,000          5.55%          10/02/2005
             -------------
               $14,000,000
             =============

The Bank may add indebtedness of this nature in the future if determined to be in the best interest of the Bank. Capital for the Bank is above regulatory requirements at March 31, 2000. Pertinent capital ratios for the Bank as of March 31, 2000 are as follows:

                                                                 Minimum
                                            Actual             Requirements
                                            ------             ------------
Tier 1 risk-based capital ratio              9.28%                  4.0%
Total risk-based capital ratio              10.43%                  8.0%
Leverage ratio                               6.73%                  4.0%

Dividends from the Bank to the Corporation may not exceed the undivided profits of the Bank (included in consolidated retained earnings) without prior approval of a federal regulatory agency. In addition, Federal banking laws limit the amount of loans the Bank may make to the Corporation, subject to certain collateral requirements. No dividends were declared, or loans made, during 2000 or 1999 by the Bank to the Corporation.

Year 2000

The Corporation established and implemented a plan to thoroughly address the issues related to the Year 2000. Management of the Corporation finished an assessment of systems, programs, computers, and equipment used in the daily operation of the Bank, concluding that after remediation of certain programs and equipment all key systems were Year 2000 compliant. Key systems were satisfactorily tested to affirm management's assessment of such compliance.

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


                      Date:  May 4, 2000
                            -------------
                      THE NATIONAL BANK OF INDIANAPOLIS CORPORATION

                      /s/ Debra L. Ross
                      -------------------------------------------
                      Debra L. Ross
                      Chief Financial Officer