Form 10-Q
period 2000-06-30
NATIONAL BANK OF INDIANAPOLIS CORP
filed 2000-08-10
CIK 912382

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ___________


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

                             Yes     X       No
                                  -------        -------

As of August 2, 2000, there were 1,958,962 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one):

                             Yes             No     X
                                  -------        -------

                                Table of Contents
                  The National Bank of Indianapolis Corporation

                               Report on Form 10-Q
                                for Quarter Ended
                                  June 30, 2000


PART I -   FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)
           Consolidated Balance Sheets - June 30, 2000
           and December 31, 1999.............................................1
           Consolidated Statements of Income - Three months
           ended June 30, 2000 and 1999......................................2
           Consolidated Statements of Income - Six months
           ended June 30, 2000 and 1999......................................3
           Consolidated Statements of Cash Flows - Six months
           ended June 30, 2000 and 1999 .....................................4
           Consolidated Statements of Shareholders' Equity - Six months ended June 30, 2000 and 1999......................................5
           Notes to Consolidated Financial Statements........................6


Item 2.    Management's Discussion and Analysis.........................7 - 10


PART II -  OTHER INFORMATION

Item 1.    Legal Proceedings................................................11
Item 2.    Changes in Securities............................................11
Item 3.    Default Upon Senior Securities...................................11
Item 4.    Submission of Matters to a Vote of Security Holders..............11
Item 5.    Other Information ...............................................11
Item 6.    Exhibits and Reports on Form 8-K.................................11

Signatures .................................................................11

                  The National Bank of Indianapolis Corporation
                           Consolidated Balance Sheets

                                                     June 30,    December 31,
                                                         2000            1999
                                                  (Unaudited)          (Note)
                                              --------------------------------
Assets
Cash and due from banks                         $  29,431,706   $  34,809,536
Federal funds sold                                  8,006,563      17,302,304
Investment securities
    Available-for-sale securities                  54,334,294      46,163,821
    Held-to-maturity securities                     6,146,594       7,698,420
                                              --------------------------------
Total investment securities                        60,480,888      53,862,241

Loans                                             333,871,247     311,477,835
    Less:  Allowance for loan losses               (3,971,607)     (3,392,587)
                                              --------------------------------
Net loans                                         329,899,640     308,085,248
Premises and equipment                              7,784,179       7,925,669
Accrued interest                                    2,442,543       3,296,010
Stock in federal banks                              2,044,200       1,797,500
Other assets                                        2,917,442       2,422,956
                                              --------------------------------
Total assets                                    $ 443,007,161   $ 429,501,464
                                              ================================

Liabilities and shareholders' equity
Deposits:
    Noninterest-bearing demand deposits         $  65,888,291   $  66,799,489
    Money market and savings deposits             180,425,143     171,147,030
    Time deposits over $100,000                    37,099,426      35,403,389
    Other time deposits                            64,014,040      71,658,213
                                              --------------------------------
Total deposits                                    347,426,900     345,008,121
Security repurchase agreements                     48,475,388      40,195,017
FHLB advances                                      14,000,000      14,000,000
Long term debt                                      7,500,000       6,000,000
Other liabilities                                   2,545,583       2,662,482
                                              --------------------------------
Total liabilities                                 419,947,871     407,865,620

Shareholders' equity:
    Common stock, no par value:
    Authorized shares - 3,000,000
    Issued and outstanding shares; 2000 -
    1,958,962; 1999 - 1,950,171                    20,711,160      20,534,340
    Unearned compensation                            (701,099)       (817,014)
    Retained earnings                               3,103,427       1,943,274
    Accumulated other comprehensive (loss)            (54,198)        (24,756)
                                              --------------------------------
Total shareholders' equity                         23,059,290      21,635,844
                                              --------------------------------
Total liabilities and shareholders' equity      $ 443,007,161   $ 429,501,464
                                              ================================

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

                   The National Bank of Indianapolis Corporation
                         Consolidated Statements of Income
                                    (Unaudited)

                                                           Three months ended
                                                                June 30
                                                          2000           1999
                                                     -------------------------------
Interest income:
     Interest and fees on loans                        $  6,894,222    $  4,856,700
     Interest on investment securities                    1,136,179       1,067,975
     Interest on federal funds sold                         344,969         299,478
                                                     -------------------------------
Total interest income                                     8,375,370       6,224,153

Interest expense:
     Interest on deposits                                 3,445,558       2,827,384
     Interest on repurchase agreements                      674,588         339,685
     Interest on FHLB advances                              201,161         201,161
     Interest on long term debt                             157,814          90,250
                                                     -------------------------------
Total interest expense                                    4,479,121       3,458,480
                                                     -------------------------------
Net interest income                                       3,896,249       2,765,673

Provision for loan losses                                   360,000         240,000
                                                     -------------------------------
Net interest income after provision for loan losses       3,536,249       2,525,673

Other operating income:
     Trust fees and commissions                             393,981         307,228
     Building rental income                                 169,665         157,660
     Service charges and fees on deposit accounts           205,078         129,033
     Net gain on sale of mortgage loans                      15,825          12,976
     Other                                                  254,211         210,284
                                                     -------------------------------
Total operating income                                    1,038,760         817,181

Other operating expenses:
     Salaries, wages and employee benefits                1,975,883       1,483,927
     Net occupancy expense                                  297,070         253,106
     Furniture and equipment expense                        179,489         134,573
     Professional services                                  152,855         133,282
     Data processing                                        240,932         160,296
     Business development                                   139,482         114,813
     Other expenses                                         478,504         392,953
                                                     -------------------------------
Total other operating expenses                            3,464,215       2,672,950
                                                     -------------------------------
Net income before tax                                     1,110,794         669,904
     Federal and state income tax                           452,264         267,108
                                                     -------------------------------
Net income after tax                                    $   658,530     $   402,796
                                                     ===============================

Basic earnings per share                                $     0.35      $     0.21
                                                     ===============================

Diluted earnings per share                              $     0.31      $     0.19
                                                     ===============================

                  The National Bank of Indianapolis Corporation
                        Consolidated Statements of Income
                                   (Unaudited)


                                                           Six months ended
                                                               June 30
                                                          2000          1999
                                                     -----------------------------
Interest income:
     Interest and fees on loans                       $  13,317,804  $  9,220,325
     Interest on investment securities                    2,264,987     2,168,150
     Interest on federal funds sold                         628,366       574,030
                                                     -----------------------------
Total interest income
                                                         16,211,157    11,962,505

Interest expense:
     Interest on deposits                                 6,707,582     5,570,267
     Interest on repurchase agreements                    1,204,657       630,182
     Interest on FHLB advances                              402,322       400,034
     Interest on long term debt                             298,337        96,708
                                                     -----------------------------
Total interest expense                                    8,612,898     6,697,191
                                                     -----------------------------
Net interest income                                       7,598,259     5,265,314

Provision for loan Losses                                   720,000       480,000
                                                     -----------------------------
Net interest income after provision for loan losses       6,878,259     4,785,314

Other operating income:
     Trust fees and commissions                             781,019       586,940
     Building rental income                                 344,050       288,485
     Service charges and fees on deposit accounts           391,421       233,039
     Net gain (loss) on sale of mortgage loans              (85,066)       71,419
     Other                                                  498,567       396,911
                                                     -----------------------------
Total operating income                                    1,929,991     1,576,794

Other operating expenses:
     Salaries, wages and employee benefits                3,853,073     2,830,677
     Net occupancy expense                                  598,125       496,151
     Furniture and equipment expense                        355,135       271,962
     Professional services                                  337,804       285,069
     Data processing                                        475,181       303,583
     Business development                                   260,471       192,524
     Other expenses                                         973,394       721,251
                                                     -----------------------------
Total other operating expenses                            6,853,183     5,101,217
                                                     -----------------------------
Net income before tax                                     1,955,067     1,260,891
     Federal and state income tax                           794,914       501,198
                                                     -----------------------------
Net income after tax                                   $  1,160,153   $   759,693
                                                     =============================

Basic earnings per share                               $       0.61   $      0.40
                                                     =============================

Diluted earnings per share                             $       0.54   $      0.36
                                                     =============================

                  The National Bank of Indianapolis Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                     Six months ended
                                                          June 30
                                                   2000             1999
                                             ----------------------------------
Operating Activities
Net Income                                      $   1,160,153     $    759,693
Adjustments to reconcile net income to net cash
     provided (used) by operating activities:
        Provision for loan losses                     720,000          480,000
        Depreciation and amortization                 447,161          331,832
        Net accretion of investments                 (277,772)        (750,823)
        Unearned compensation amortization            196,915          132,340
        (Increase) decrease in:
           Interest receivable                        853,467         (386,380)
           Other assets                              (475,175)        (198,209)
        Increase (decrease) in:
           Other liabilities                         (116,899)         306,163
                                             ----------------------------------
Net cash provided by operating activities           2,507,850          674,616
                                             ----------------------------------

Investing Activities
Net change in federal funds sold                    9,295,741      (10,115,842)
Proceeds from maturities of investment securities
     held to maturity                               1,566,043        2,937,285
Proceeds from maturities of investment securities
     available for sale                            64,544,575       53,758,144
Purchases of investment securities held to
     maturity                                        (246,700)      (2,112,070)
Purchases of investment securities available
     for sale                                     (72,500,246)     (35,261,714)
Net increase in loans                             (22,534,392)     (36,029,938)
Purchases of bank premises and equipment             (305,671)        (797,332)

                                             ----------------------------------
Net cash used by investing activities             (20,180,650)     (27,621,467)
                                             ----------------------------------

Financing Activities
Net increase in deposits                            2,418,779       21,497,526
Increase in security repurchase agreements          8,280,371        9,317,147
Proceeds from issuance of long-term debt            1,500,000        5,500,000
Proceeds from issuance of stock                        95,820          102,231

                                             ----------------------------------
Net cash provided by financing activities          12,294,970       36,416,904
                                             ----------------------------------

Increase (Decrease) in Cash and Cash
     Equivalents                                   (5,377,830)       9,470,053

Cash and Cash Equivalents at Beginning of Year     34,809,536       26,547,970
                                             ----------------------------------

Cash and Cash Equivalents at End of Period      $  29,431,706    $  36,018,023
                                             ==================================

Interest Paid                                   $   8,590,143    $   6,435,093
                                             ==================================

Income Taxes Paid                               $     893,853    $     541,755
                                             ==================================

                  The National Bank of Indianapolis Corporation
                 Consolidated Statement of Shareholders' Equity
                                   (Unaudited)

                                                                               Accumulated
                                                                                 and Other
                                     Common       Unearned        Retained   Comprehensive
                                      Stock   Compensation        Earnings          Income           TOTAL
                            -------------------------------------------------------------------------------
Balance at December 31, 1998   $ 19,747,320  $   (460,394)    $    112,954   $    (44,448)    $ 19,355,432

Comprehensive income:
   Net income                                                      759,693                         759,693
   Other comprehensive  income
     Net unrealized gain on
     investments, net of tax
     of $8,783                                                                      31,057          31,057
                                                                                           ----------------
Total comprehensive income                                                                         790,750

Issuance of stock                   786,231      (684,000)                                         102,231
Compensation earned                                132,340                                         132,340
                            -------------------------------------------------------------------------------
Balance at June 30, 1999       $ 20,533,551  $ (1,012,054)    $    872,647   $    (13,391)    $ 20,380,753
                            ===============================================================================

Balance at December 31, 1999   $ 20,534,340  $  (817,014)     $  1,943,274   $    (24,756)    $ 21,635,844

Comprehensive income:
   Net income                                                    1,160,153                       1,160,153
   Other comprehensive income
     Net unrealized loss on
     investments, net of tax
     of $35,549                                                                   (29,442)        (29,442)
                                                                                           ----------------
Total comprehensive income                                                                       1,130,711

Issuance of stock                   176,820       (81,000)                                          95,820
Compensation earned                                196,915                                         196,915
                            -------------------------------------------------------------------------------
Balance at June 30, 2000       $ 20,711,160  $   (701,099)    $  3,103,427   $    (54,198)    $ 23,059,290
                            ===============================================================================

                        The National Bank of Indianapolis
                                   Corporation

                   Notes to Consolidated Financial Statements

                                  June 30, 2000

                          Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of The National Bank of Indianapolis Corporation ("Corporation") and its wholly-owned subsidiary The National Bank of Indianapolis ("Bank"). All intercompany transactions between the Corporation and Bank have been properly eliminated. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000 is not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Form 10-K for the year ended December 31, 1999.

                           Note 2: Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended June 30, 2000 and 1999.

                                                      Three months ended         Six months ended
                                                           June 30,                  June 30,
                                                      2000         1999          2000       1999
                                                    ----------  -----------    ---------  ----------
Basic average shares outstanding                    1,907,604    1,888,559     1,906,787  1,886,569
                                                    ==========  ===========   ==========  ==========

Net income                                           $658,530     $402,796    $1,160,153   $759,693
                                                    ==========  ===========   ==========  ==========

Basic net income per common share                       $0.35        $0.21        $0.61       $0.40
                                                    ==========  ===========   ==========  ==========

Diluted
    Average shares outstanding                      1,907,604    1,888,559     1,906,787  1,886,569
    Nonvested restricted stock                         28,920       35,820        28,920     35,820
    Common stock equivalents
       Net effect of the assumed exercise of stock     63,867       45,831        63,867     45,831
       options
       Net effect of the assumed exercise of          132,990      113,974       132,990    113,974
       warrants
                                                    ----------  -----------   ----------  ----------
Diluted average shares                              2,133,381    2,084,184     2,132,564  2,082,194
                                                    ==========  ===========   ==========  ==========

Net income                                           $658,530     $402,796    $1,160,153   $759,693
                                                    ==========  ===========   ==========  ==========

Diluted net income per common share                     $0.31        $0.19         $0.54      $0.36
                                                    ==========  ===========    =========  ==========

                      Management's Discussion and Analysis
                 of Financial Condition and Results of Operation


Results of Operations

Six months Ended June 30, 2000 Compared to the Six months Ended June 30, 1999:

The Corporation's results of operations depends primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. The Corporation had net income of $1,160,153 for the six months ended June 30, 2000 compared to a net income of $759,693 for the six months ended June 30, 1999. This change is primarily due to the growth of the Bank allowing for more interest earning assets and net interest income compared to the same period during 1999, thereby offsetting more of the operating expenses.

Net Interest Income
-------------------
Net interest income increased $2,332,945 or 44.3% to $7,598,259 for the six months ended June 30, 2000 from $5,265,314 for the six months ended June 30, 1999. Total interest income increased $4,248,652 for the six months ended June 30, 2000 to $16,211,157 from $11,962,505 for the six months ended June 30, 1999.
This increase is primarily a result of average total loans for the six months ended June 30, 2000 being approximately $320,000,000 compared to average total loans of approximately $242,000,000 for the six months ended June 30, 1999. The increased loan growth is the result of new clients due to local bank mergers and the addition of experienced lenders to the staff. The loan portfolio produces the highest yield of all earning assets. Investment portfolio income increased $96,837 or 4.5% to $2,264,987 for the six months ended June 30, 2000, as compared to $2,168,150 for the six months ended June 30, 1999. Interest on investment securities increased due to a higher yield although the average investment securities portfolio decreased from approximately $82,000,000 for the six months ended June 30, 1999, to approximately $76,000,000 for the six months ended June 30, 2000. Interest on federal funds sold increased although average federal funds sold decreased approximately $3,000,000 due to a higher yield for the six months ended June 30, 2000 over the same period the previous year.

Total interest expense increased $1,915,707 or 28.6% to $8,612,898 for the six months ended June 30, 2000, from $6,697,191 for the six months ended June 30, 1999. This increase is due to an increase in interest bearing deposits. Total interest bearing liabilities averaged approximately $352,000,000 for the six months ended June 30, 2000 as compared to approximately $299,000,000 for the six months ended June 30, 1999. The average cost of interest bearing liabilities was approximately 4.9% at June 30, 2000 compared to 4.5% at June 30, 1999.

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

                                          Six months ended
                                               June 30,
                                           2000              1999
                                  --------------    --------------
Beginning of Period                 $ 3,392,587       $ 2,626,279
      Provision for loan losses         720,000           480,000

      Losses charged to the reserve
         Commercial                      90,226                 -
         Real Estate                     30,168                 -
         Installment                      9,550                 -
         Credit Cards                    11,036                 -
                                  --------------    --------------
                                        140,980                 -

      Recoveries
         Commercial                           -             3,760
                                  --------------------------------
                                              -             3,760

                                  --------------    --------------
End of Period                       $ 3,971,607       $ 3,110,039
                                  ==============    ==============

Allowance as a % of Loans                 1.19%             1.18%

Loans past due over 30 days totaled $3,050,970 or 0.91% of total loans at June 30, 2000 compared to $218,163 or 0.08% of total loans at June 30, 1999.

Other Operating Income
----------------------
Other operating income for the six months ended June 30, 2000, increased $353,197 or 22.4% to $1,929,991 from $1,576,794 for the six months ended June
30, 1999. The increase is primarily due to an increase in trust fees and commissions of $194,079 or 33.1% from $586,940 for the six months ended June 30, 1999 to $781,019 for the six months ended June 30, 2000. The increase in trust income is attributable to the increase in total assets under trust management of approximately $44,000,000 from approximately $477,000,000 at June 30, 1999 to approximately $521,000,000 at June 30, 2000. The increase in other operating income is also attributable to an increase in service charges and fees on deposit accounts of $158,382 or 68.0% from $233,039 for the six months ended June 30, 1999 to $391,421 for the six months ended June 30, 2000. This increase is attributable to the increase in average demand deposit accounts of $56,000,000 from approximately $192,000,000 at June 30, 1999 to approximately $248,000,000 at June 30, 2000. A net loss on the sale of mortgage loans of $85,066 for the six months ended June 30, 2000 compared to a net gain of $71,419 for the six months ended June 30, 1999 caused a decrease in other operating income. Contributing to the increase in other operating income was the rental income from the other tenants in the Corporation's main office building. For the six months ended June 30, 2000, building rental income was $344,050 compared to $288,485 for the six months ended June 30, 1999.

Other Operating Expenses
------------------------
Other operating expenses for the six months ended June 30, 2000 increased $1,751,966 or 34.3% to $6,853,183 from $5,101,217 for the six months ended June
30, 1999. Salaries, wages and employee benefits increased $1,022,396 or 36.1% to $3,853,073 for the six months ended June 30, 2000 from $2,830,677 for the six months ended June 30, 1999. This increase is primarily due to the increase in the number of employees from 94 full time equivalents at June 30, 1999 to 127 full time equivalents at June 30, 2000. Net occupancy expense increased $101,974 for the six months ended June 30, 2000 over the same period the previous year. This is due to the opening of a new banking center at the AUL Office Complex in June 1999. Professional services expense increased $52,735 or 18.5% from $285,069 for the six months ended June 30, 1999 to $337,804 for the six months ended June 30, 2000. The increase is due to courier service and accounting fees. Data processing expenses increased $171,598 or 56.5% for the six months ended June 30, 2000 over the same period the previous year primarily due to increased service bureau fees relating to increased transaction activity by the Bank and trust department.


Liquidity and Interest Rate Sensitivity

The Corporation must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as available for sale and maturing loans. Federal funds sold represent the Corporation's primary source of immediate liquidity and were maintained at a level adequate to meet immediate needs. Federal funds averaged approximately $21,000,000 and $24,000,000 for the six months ended June 30, 2000 and 1999, respectively. Maturities in the Corporation's loan and investment portfolios are monitored regularly to manage the maturity dates of deposits to coincide with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At June 30, 2000, the Corporation's rate sensitive liabilities exceeded rate sensitive assets due within one year by $51,946,162.

As part of managing liquidity, the Corporation monitors its loan to deposit ratio on a daily basis. At June 30, 2000 the ratio was 96.1 percent.

The Corporation experienced a decrease in cash and cash equivalents, its primary source of liquidity, of $5,377,830 during the first six months of 2000. The primary financing activity of deposit growth provided net cash of $2,418,779. Lending used $22,534,392, investments used $6,636,328, and decreasing federal funds sold provided $9,295,741. The Corporation's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation' liquidity position.

Capital Resources

The Corporation's only source of capital since commencing operations has been from issuance of common stock, results of operations, and the issuance of long term debt to a non-affiliated third party.

The Corporation incurred indebtedness in the amount of $7,500,000 pursuant to a Revolving Credit Agreement with Harris Trust and Savings Bank dated March 26, 1999. The aggregate amount of the revolving line of credit is $7,500,000 maturing December 31, 2005. Mandatory principal payments based on amounts outstanding at June 30, 2000 are due as follows, thus reducing the aggregate line amounts available:

               Date                                           Amount
               ----                                           ------
               December 31, 2003                          $3,000,000
               December 31, 2004                          $1,000,000
               December 31, 2005                          $3,500,000
                                                          ----------
                                                          $7,500,000
                                                          ==========

There are many different interest rate options available. Each option is available for a fixed term of 1-3 months. The Corporation is currently paying Adjusted LIBOR plus 2.0% which equates to 8.62%. Interest payments are due at the expiration of the fixed term option. The Corporation made a $7,500,000 capital contribution to the Bank from the loan proceeds.

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
             -------------
               $14,000,000
             =============

The Bank may add indebtedness of this nature in the future if determined to be in the best interest of the Bank. Capital for the Bank is above regulatory requirements at June 30, 2000. Pertinent capital ratios for the Bank as of June 30, 2000 are as follows:

                                                                 Minimum
                                            Actual             Requirements
                                            ------             ------------

Tier 1 risk-based capital ratio              9.25%                  4.0%
Total risk-based capital ratio              10.47%                  8.0%
Leverage ratio                               6.65%                  4.0%

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


                      Date: August 10, 2000
                            ---------------
                      THE NATIONAL BANK OF INDIANAPOLIS CORPORATION

                      /s/ Debra L. Ross
                      -------------------------------------------
                      Debra L. Ross
                      Chief Financial Officer