Form 10-Q
period 2000-09-30
NATIONAL BANK OF INDIANAPOLIS CORP
filed 2000-11-08
CIK 912382

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ___________


Commission File Number      000-21671
                          -------------

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

As of November 2, 2000, there were 1,958,962 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one):

                             Yes                   No     X
                                    ---                  ---

                                Table of Contents
                  The National Bank of Indianapolis Corporation

                               Report on Form 10-Q
                                for Quarter Ended
                               September 30, 2000


PART I -    FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)
            Consolidated Balance Sheets - September 30, 2000
            and December 31, 1999..............................................1
            Consolidated Statements of Income - Three months
            ended September 30, 2000 and 1999..................................2
            Consolidated Statements of Income - Nine months
            ended September 30, 2000 and 1999..................................3
            Consolidated Statements of Cash Flows - Nine months
            ended September 30, 2000 and 1999 .................................4
            Consolidated Statements of Shareholders' Equity - Nine months ended September 30, 2000 and 1999..................................5
            Notes to Consolidated Financial Statements.....................6 - 7


Item 2.     Management's Discussion and Analysis..........................8 - 12


PART II -   OTHER INFORMATION

Item 1.     Legal Proceedings.................................................13
Item 2.     Changes in Securities.............................................13
Item 3.     Default Upon Senior Securities....................................13
Item 4.     Submission of Matters to a Vote of Security Holders...............13
Item 5.     Other Information ................................................13
Item 6.     Exhibits and Reports on Form 8-K..................................13

Signatures  ..................................................................13

                  The National Bank of Indianapolis Corporation
                           Consolidated Balance Sheets

                                                      September 30,      December 31,
                                                               2000              1999
                                                        (Unaudited)            (Note)
                                                   -----------------------------------
Assets
Cash and due from banks                               $  49,404,719     $  34,809,536
Federal funds sold                                       29,239,808        17,302,304
Investment securities
    Available-for-sale securities                        66,436,772        46,163,821
    Held-to-maturity securities                           5,413,927         7,698,420
                                                   -----------------------------------
Total investment securities                              71,850,699        53,862,241

Loans                                                   343,340,057       311,477,835
    Less:  Allowance for loan losses                     (4,366,100)       (3,392,587)
                                                   -----------------------------------
Net loans                                               338,973,957       308,085,248
Premises and equipment                                    7,891,741         7,925,669
Accrued interest                                          3,289,874         3,296,010
Stock in federal banks                                    2,089,200         1,797,500
Other assets                                              3,500,777         2,422,956
                                                   -----------------------------------
Total assets                                          $ 506,240,775     $ 429,501,464
                                                   ===================================

Liabilities and shareholders' equity
Deposits:
    Noninterest-bearing demand deposits               $  80,649,684     $  66,799,489
    Money market and savings deposits                   194,910,888       171,147,030
    Time deposits over $100,000                          40,580,817        35,403,389
    Other time deposits                                  67,493,068        71,658,213
                                                   -----------------------------------
Total deposits                                          383,634,457       345,008,121
Security repurchase agreements                           57,864,378        40,195,017
FHLB advances                                            24,000,000        14,000,000
Long term debt                                                    -         6,000,000
Company obligated mandatorily redeemable preferred
    capital securities of subsidiary trust holding
    solely the junior subordinated debentures of the
    parent company                                       13,500,000                 -
Other liabilities                                         3,402,106         2,662,482
                                                   -----------------------------------
Total liabilities                                       482,400,941       407,865,620

Shareholders' equity:
    Common stock, no par value:
    Authorized shares - 3,000,000
    Issued and outstanding shares; 2000 -
    1,958,962; 1999 - 1,950,171                          20,711,160        20,534,340
    Unearned compensation                                  (649,904)         (817,014)
    Retained earnings                                     3,835,412         1,943,274
    Accumulated other comprehensive (loss)                  (56,834)         (24,756)
                                                   ----------------------------------
Total shareholders' equity                               23,839,834        21,635,844
                                                   -----------------------------------
Total liabilities and shareholders' equity            $ 506,240,775     $ 429,501,464
                                                   ===================================

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

                  The National Bank of Indianapolis Corporation
                        Consolidated Statements of Income
                                   (Unaudited)

                                                             Three months ended
                                                                September 30
                                                           2000              1999
                                                     ------------------------------------
Interest income:
     Interest and fees on loans                           $  7,293,073      $  5,402,891
     Interest on investment securities                       1,451,566         1,153,214
     Interest on federal funds sold                            391,460           281,686
                                                     ------------------------------------
Total interest income                                        9,136,099         6,837,791

Interest expense:
     Interest on deposits                                    3,807,410         2,937,006
     Interest on repurchase agreements                         795,125           420,122
     Interest on FHLB advances                                 357,641           203,371
     Interest on long term debt                                258,566            99,720
                                                     ------------------------------------
Total interest expense                                       5,218,742         3,660,219
                                                     ------------------------------------
Net interest income                                          3,917,357         3,177,572

Provision for loan losses                                      360,000           240,000
                                                     ------------------------------------
Net interest income after provision for loan losses          3,557,357         2,937,572

Other operating income:
     Trust fees and commissions                                422,975           329,226
     Building rental income                                    171,681           169,134
     Service charges and fees on deposit accounts              212,636           136,471
     Net gain on sale of mortgage loans                         27,026               290
     Other                                                     250,245           205,323
                                                     ------------------------------------
Total operating income                                       1,084,563           840,444

Other operating
expenses:
     Salaries, wages and employee benefits                   1,958,565         1,579,166
     Net occupancy expense                                     302,303           311,139
     Furniture and equipment expense                           179,524           146,577
     Professional services                                     174,514           130,932
     Data processing                                           221,713           168,136
     Business development                                      132,594            92,777
     Other expenses                                            488,252           404,774
                                                     ------------------------------------
Total other operating expenses                               3,457,465         2,833,501
                                                     ------------------------------------
Net income before tax                                        1,184,455           944,515
     Federal and state income tax                              452,470           378,091
                                                     ------------------------------------
Net income after tax                                       $   731,985       $   566,424
                                                     ====================================

Basic earnings per share                                   $      0.38       $      0.30
                                                     ====================================

Diluted earnings per share                                 $      0.34       $      0.27
                                                     ====================================

See notes to condensed consolidated financial statements.

                  The National Bank of Indianapolis Corporation
                        Consolidated Statements of Income
                                   (Unaudited)

                                                             Nine months ended
                                                               September 30
                                                           2000             1999
                                                     -----------------------------------
Interest income:
     Interest and fees on loans                         $  20,610,877     $  14,623,216
     Interest on investment securities                      3,716,553         3,321,364
     Interest on federal funds sold                         1,019,826           855,716
                                                     -----------------------------------
Total interest income                                      25,347,256        18,800,296

Interest expense:
     Interest on deposits                                  10,514,992         8,507,273
     Interest on repurchase agreements                      1,999,782         1,050,304
     Interest on FHLB advances                                759,963           603,405
     Interest on long term debt                               556,903           196,428
                                                     -----------------------------------
Total interest expense                                     13,831,640        10,357,410
                                                     -----------------------------------
Net interest income                                        11,515,616         8,442,886

Provision for loan losses                                   1,080,000           720,000
                                                     -----------------------------------
Net interest income after provision for loan losses        10,435,616         7,722,886

Other operating income:
     Trust fees and commissions                             1,203,994           916,166
     Building rental income                                   515,731           457,619
     Service charges and fees on deposit accounts             604,057           369,510
     Net gain (loss) on sale of mortgage loans                (58,040)           71,709
     Other                                                    748,812           602,234
                                                     -----------------------------------
Total operating income                                      3,014,554         2,417,238

Other operating expenses:
     Salaries, wages and employee benefits                  5,811,638         4,409,843
     Net occupancy expense                                    900,428           807,290
     Furniture and equipment expense                          534,659           418,539
     Professional services                                    512,318           416,001
     Data processing                                          696,894           471,719
     Business development                                     393,065           285,301
     Other expenses                                         1,461,646         1,126,025
                                                     -----------------------------------
Total other operating expenses                             10,310,648         7,934,718
                                                     -----------------------------------
Net income before tax                                       3,139,522         2,205,406
     Federal and state income tax                           1,247,384           879,289
                                                     -----------------------------------
Net income after tax                                     $  1,892,138      $  1,326,117
                                                     ===================================

Basic earnings per share                                 $       0.99      $       0.70
                                                     ===================================

Diluted earnings per share                               $       0.88      $       0.64
                                                     ===================================

See notes to condensed consolidated financial statements.

                  The National Bank of Indianapolis Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                        Nine months ended
                                                           September 30
                                                      2000             1999
                                                -----------------------------------
Operating Activities
Net Income                                         $   1,892,138     $   1,326,117
Adjustments to reconcile net income to net cash
     provided (used) by operating
     activities:
        Provision for loan losses                      1,080,000           720,000
        Depreciation and amortization                    679,174           537,373
        Net accretion of investments                    (656,308)       (1,001,975)
        Unearned compensation amortization               248,110           229,861
        (Increase) decrease in:
           Interest receivable                             6,136          (836,208)
           Other assets                               (1,056,782)         (420,165)
        Increase (decrease) in:
           Other liabilities                             739,624           988,772
                                                -----------------------------------
Net cash provided by operating activities              2,932,092         1,543,775
                                                -----------------------------------

Investing Activities
Net change in federal funds sold                     (11,937,504)       (4,294,997)
Proceeds from maturities of investment securities
      held to maturity                                 2,304,043         4,371,563
Proceeds from maturities of investment securities
      available for sale                             139,589,680        74,189,331
Purchases of investment securities held to maturity     (291,700)       (2,277,070)
Purchases of investment securities available
      for sale                                      (159,278,990)      (59,308,515)
Net increase in loans                                (31,968,709)      (59,854,706)
Purchases of bank premises and equipment                (645,246)       (1,126,901)
                                                -----------------------------------
Net cash used by investing activities                (62,228,426)      (48,301,295)
                                                -----------------------------------

Financing Activities
Net increase in deposits                              38,626,336        38,995,015
Increase in security repurchase agreements            17,669,361        15,649,007
Increase in FHLB borrowings                           10,000,000                 -
Proceeds from issuance of long-term debt              (6,000,000)        6,000,000
Proceeds from issuance of capital                     13,500,000                 -
Proceeds from issuance of stock                           95,820           103,020
                                                -----------------------------------
Net cash provided by financing activities             73,891,517        60,747,042
                                                -----------------------------------

Increase in Cash and Cash Equivalents                 14,595,183        13,989,522

Cash and Cash Equivalents at Beginning of Year        34,809,536        26,547,970
                                                -----------------------------------

Cash and Cash Equivalents at End of Period         $  49,404,719     $  40,537,492
                                                ===================================

Interest Paid                                      $  13,562,225     $  10,188,265
                                                -----------------------------------

Income Taxes Paid                                  $   1,588,931      $    880,692
                                                -----------------------------------

See notes to condensed consolidated financial statements.

                  The National Bank of Indianapolis Corporation
                 Consolidated Statement of Shareholders' Equity
                                   (Unaudited)

                                                                                Accumulated
                                                                                 and Other
                                         Common      Unearned      Retained   Comprehensive
                                          Stock  Compensation      Earnings         Income         TOTAL
                                 ------------------------------------------------------------------------

Balance at December 31, 1998       $ 19,747,320    $ (460,394)   $  112,954    $  (44,448)   $ 19,355,432

Comprehensive income:
   Net income                                                     1,326,117                     1,326,117
   Other comprehensive income
     Net unrealized gain on
     investments, net of tax
     of $415                                                                       43,816          43,816
                                                                                             ------------
Total comprehensive income                                                                      1,369,933

Issuance of stock                       787,020      (684,000)                                    103,020
Compensation earned                                   229,861                                     229,861
                                 ------------------------------------------------------------------------
Balance at September 30, 1999      $ 20,534,340    $ (914,533)   $1,439,071    $     (632)   $ 21,058,246
                                 ========================================================================

Balance at December 31, 1999       $ 20,534,340    $ (817,014)   $1,943,274    $  (24,756)   $ 21,635,844

Comprehensive income:
   Net income                                                     1,892,138                     1,892,138
   Other comprehensive income
     Net unrealized loss on
     investments, net of tax
     of $37,278                                                                   (32,078)        (32,078)
                                                                                             ------------
Total comprehensive income                                                                      1,860,060

Issuance of stock                       176,820       (81,000)                                     95,820
Compensation earned                                   248,110                                     248,110
                                 ------------------------------------------------------------------------
Balance at September 30, 2000      $ 20,711,160    $ (649,904)   $3,835,412    $  (56,834)   $ 23,839,834
                                 ========================================================================




See notes to condensed consolidated financial statements.

                        The National Bank of Indianapolis
                                   Corporation

                   Notes to Consolidated Financial Statements

                               September 30, 2000

                          Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of The National Bank of Indianapolis Corporation ("Corporation") and its wholly-owned subsidiary The National Bank of Indianapolis ("Bank"). All intercompany transactions between the Corporation and Bank have been properly eliminated. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000 is not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Form 10-K for the year ended December 31, 1999.

                       Note 2: Trust Preferred Securities

In September 2000, NBIN Statutory Trust I ("the Trust"), a Connecticut statutory business trust owned by the Corporation, issued $13,500,000 of company obligated mandatorily redeemable capital securities. The proceeds from the issuance of the capital securities and common securities ($418,000) were used by the Trust to purchase from the Corporation $13,918,000 Fixed Rate Junior Subordinated Debentures.

The subordinated debentures are the sole assets of the trust and the Corporation owns all of the common securities of the trust. Interest payments made on the capital securities are reported as a component of interest expense on long-term debt. The capital securities bear interest and mature as follows:

                                      Fixed Interest
                                           Rate            Maturity Date
                                           ----            -------------
        NBIN Statutory Trust I            10.60%           September 6, 2030

The net proceeds received by the Corporation from the sale of the capital securities were used for general corporate purposes.

                           Note 3: Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2000 and 1999.

                                                      Three months ended          Nine months ended
                                                         September 30,              September 30,
                                                       2000         1999          2000         1999
                                                    -----------  -----------    ----------   ----------
Basic average shares outstanding                     1,910,762    1,890,446     1,908,112    1,887,861
                                                    ===========  ===========    ==========   ==========

Net income                                            $731,985     $566,424     $1,892,138   $1,326,117
                                                    ===========  ===========    ==========   ==========

Basic net income per common share                        $0.38        $0.30         $0.99        $0.70
                                                    ===========  ===========    ==========   ==========

Diluted
    Average shares outstanding                       1,910,762    1,890,446     1,908,112    1,887,861
    Nonvested restricted stock                          28,920       35,820        28,920       35,820
    Common stock equivalents
       Net effect of the assumed exercise of stock
       options                                          66,481       45,831        66,481       45,831
       Net effect of the assumed exercise of
       warrants                                        135,667      113,974       135,667      113,974
                                                    -----------  -----------    ----------   ----------
Diluted average shares                               2,141,830    2,086,071     2,139,180    2,083,486
                                                    ===========  ===========    ==========   ==========

Net income                                            $731,985     $566,424     $1,892,138   $1,326,117
                                                    ===========  ===========    ==========   ==========

Diluted net income per common share                      $0.34        $0.27         $0.88        $0.64
                                                    ===========  ===========    ==========   ==========

                      Management's Discussion and Analysis
                 of Financial Condition and Results of Operation


Results of Operations

Nine months Ended September 30, 2000 Compared to the Nine months Ended September 30, 1999:

The Corporation's results of operations depends primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. The Corporation had net income of $1,892,138 for the nine months ended September 30, 2000 compared to a net income of $1,326,117 for the nine months ended September 30, 1999. This change is primarily due to the growth of the Bank allowing for more interest earning assets and net interest income compared to the same period during 1999, thereby offsetting more of the operating expenses.

Net Interest Income
-------------------
Net interest income increased $3,072,730 or 36.4% to $11,515,616 for the nine months ended September 30, 2000 from $8,442,886 for the nine months ended September 30, 1999. Total interest income increased $6,546,960 for the nine months ended September 30, 2000 to $25,347,256 from $18,800,296 for the nine months ended September 30, 1999. This increase is primarily a result of average total loans for the nine months ended September 30, 2000 being approximately $325,000,000 compared to average total loans of approximately $285,000,000 for the nine months ended September 30, 1999. The increased loan growth is the result of new clients due to local bank mergers and the addition of experienced lenders to the staff. The loan portfolio produces the highest yield of all earning assets. The increase in interest income is also the result of an increase in the prime lending rate. The prime lending rate has increased from 8.25% as of September 30, 1999 to 9.50% as of September 30, 2000. Investment portfolio income increased $395,189 or 11.9% to $3,321,364 for the nine months ended September 30, 2000, as compared to $3,321,364 for the nine months ended September 30, 1999. Interest on investment securities increased due to a higher yield although the average investment securities portfolio decreased from approximately $85,000,000 for the nine months ended September 30, 1999, to approximately $80,000,000 for the nine months ended September 30, 2000. Interest on federal funds sold increased although average federal funds sold decreased approximately $1,000,000 due to a higher yield for the nine months ended September 30, 2000 over the same period the previous year.

Total interest expense increased $3,474,230 or 33.5% to $13,831,640 for the nine months ended September 30, 2000, from $10,357,410 for the nine months ended September 30, 1999. This increase is due to an increase in interest bearing deposits. Total interest bearing liabilities averaged approximately $361,000,000 for the nine months ended September 30, 2000 as compared to approximately $336,000,000 for the nine months ended September 30, 1999. The increase in interest expense is also the result of an overall upward movement of interest rates. The average cost of interest bearing liabilities was approximately 5.1% at September 30, 2000 compared to 4.1% at September 30, 1999.

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

                                          Nine months ended
                                             September 30,
                                           2000              1999
                                  --------------    --------------
Beginning of Period                 $ 3,392,587       $ 2,626,279
      Provision for loan losses       1,080,000           720,000

      Losses charged to the reserve
         Commercial                     100,726                 -
         Real Estate                     30,168            27,452
         Installment                     18,405                 -
         Credit Cards                    11,036                 -
                                  --------------    --------------
                                        160,335            27,452

      Recoveries
         Commercial                      53,672             3,760
         Credit Cards                       176                 -
                                  --------------------------------
                                         53,848             3,760

                                  --------------    --------------
End of Period                       $ 4,366,100       $ 3,322,587
                                  ==============    ==============

Allowance as a % of Loans                 1.27%             1.15%

Loans past due over 30 days totaled $467,000 or 0.14% of total loans at September 30, 2000 compared to $228,000 or 0.08% of total loans at September 30, 1999.

Other Operating Income
----------------------
Other operating income for the nine months ended September 30, 2000, increased $597,316 or 24.7% to $3,014,554 from $2,417,238 for the nine months ended
September 30, 1999. The increase is primarily due to an increase in trust fees and commissions of $287,828 or 31.4% from $916,166 for the nine months ended September 30, 1999 to $1,203,994 for the nine months ended September 30, 2000. The increase in trust income is attributable to the increase in total assets under trust management of approximately $60,000,000 from approximately $492,000,000 at September 30, 1999 to approximately $552,000,000 at September 30, 2000. The increase in other operating income is also attributable to an increase in service charges and fees on deposit accounts of $234,547 or 63.5% from $369,510 for the nine months ended September 30, 1999 to $604,057 for the nine months ended September 30, 2000. This increase is attributable to the increase in average demand deposit accounts of $25,000,000 from approximately $229,000,000 at September 30, 1999 to approximately $254,000,000 at September 30, 2000. A net loss on the sale of mortgage loans of $58,040 for the nine months ended September 30, 2000 compared to a net gain of $71,709 for the nine months ended September 30, 1999 caused a decrease in other operating income. Contributing to the increase in other operating income was the rental income from the other tenants in the Corporation's main office building. For the nine months ended September 30, 2000, building rental income was $515,731 compared to $457,619 for the nine months ended September 30, 1999.

Other Operating Expenses
------------------------
Other operating expenses for the nine months ended September 30, 2000 increased $2,375,930 or 29.9% to $10,310,648 from $7,934,718 for the nine months ended
September 30, 1999. Salaries, wages and employee benefits increased $1,401,795 or 31.8% to $5,811,638 for the nine months ended September 30, 2000 from $4,409,843 for the nine months ended September 30, 1999. This increase is primarily due to the increase in the number of employees from 111 full time equivalents at September 30, 1999 to 132 full time equivalents at September 30, 2000. Net occupancy expense increased $93,138 for the nine months ended September 30, 2000 over the same period the previous year. This is due to the opening of a new banking center at the AUL Office Complex in June 1999 and in Carmel in September 2000. Professional services expense increased $96,317 or 23.2% from $416,001 for the nine months ended September 30, 1999 to $512,318 for the nine months ended September 30, 2000. The increase is due to courier service and accounting fees. Data processing expenses increased $225,175 or 47.7% for the nine months ended September 30, 2000 over the same period the previous year primarily due to increased service bureau fees relating to increased transaction activity by the Bank and trust department.


Liquidity and Interest Rate Sensitivity

The Corporation must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as available for sale and maturing loans. Federal funds sold represent the Corporation's primary source of immediate liquidity and were maintained at a level adequate to meet immediate needs. Federal funds averaged approximately $22,000,000 and $23,000,000 for the nine months ended September 30, 2000 and 1999, respectively. Maturities in the Corporation's loan and investment portfolios are monitored regularly to manage the maturity dates of deposits to coincide with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At September 30, 2000, the Corporation's rate sensitive liabilities exceeded rate sensitive assets due within one year by $24,839,000.

As part of managing liquidity, the Corporation monitors its loan to deposit ratio on a daily basis. At September 30, 2000 the ratio was 89.5 percent.

The Corporation experienced an increase in cash and cash equivalents, its primary source of liquidity, of $14,595,183 during the first nine months of 2000. The primary financing activity of deposit growth provided net cash of $38,626,336. Lending used $31,968,709, investments used $17,676,967, and increasing federal funds used provided $11,937,504. The Corporation's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation' liquidity position.


Capital Resources

The Corporation's only source of capital since commencing operations has been from issuance of common stock, results of operations, issuance of long term debt to a non-affiliated third party, and the issuance of company obligated mandatorily redeemable preferred capital securities.

The Corporation incurred indebtedness in the amount of $7,500,000 pursuant to a Revolving Credit Agreement with Harris Trust and Savings Bank dated March 26, 1999. The aggregate amount of the revolving line of credit is $7,500,000 maturing December 31, 2005. The Corporation made a $7,500,000 capital contribution to the Bank from the loan proceeds. On September 29, 2000, the Corporation paid the total outstanding of $7,500,000 in full with part of the proceeds from the issuance of company obligated mandatorily redeemable preferred capital securities.

In September 2000, the Trust, which is wholly owned by the Corporation, issued $13,500,000 of company obligated mandatorily redeemable capital securities. The proceeds from the issuance of the capital securities and common securities ($418,000) were used by the Trust to purchase from the Corporation $13,918,000 Fixed Rate Junior Subordinated Debentures. The capital securities mature September 6, 2030, and have a fixed interest rate of 10.60%. The net proceeds received by the Corporation from the sale of the capital securities were used for general corporate purposes.

The Bank has incurred indebtedness pursuant to FHLB advances as follows:

                    Amount          Rate           Maturity
                    ------          ----           --------
              $  2,000,000          6.40%          08/01/2001
                10,000,000          7.03%          07/17/2002
                 6,000,000          5.66%          09/04/2003
                 3,000,000          5.55%          10/02/2005
                 3,000,000          5.39%          10/03/2005
             -------------
               $24,000,000
             =============

The Bank may add indebtedness of this nature in the future if determined to be in the best interest of the Bank.

Capital for the Bank is above regulatory requirements at September 30, 2000. Pertinent capital ratios for the Bank as of September 30, 2000 are as follows:

                                                               Minimum
                                         Actual             Requirements
                                         ------             ------------
Tier 1 risk-based capital ratio           8.90%                  4.0%
Total risk-based capital ratio           10.15%                  8.0%
Leverage ratio                            6.49%                  4.0%

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


                      Date: 11/3/00
                            ------------------------
                      THE NATIONAL BANK OF INDIANAPOLIS CORPORATION


                      /S/ Debra L. Ross
                      ------------------------------
                      Debra L. Ross
                      Chief Financial Officer