Form 10-K405
period 2000-12-31
NATIONAL BANK OF INDIANAPOLIS CORP
filed 2001-03-29
CIK 912382

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
 X Annual report under section 13 or 15(d) of the Securities Exchange --- Act of 1934 [Fee Required] for the fiscal year ended 12/31/00

    Transition report under section 13 or 15(d) of the Securities Exchange --- Act of 1934 [No Fee Required] for the transition

    period from                to
                --------------    ---------------
Commission file number   000-21671
                      ---------------

                 The National Bank of Indianapolis Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Indiana                               35-1887991
-------------------------------       ------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)

        107 North Pennsylvania Street, Suite 700, Indianapolis, IN 46204
        ----------------------------------------------------------------
             (Address of principal executive offices)          (Zip Code)

Issuer?s telephone number  (317) 261-9000
                           --------------

Securities to be registered under               Name of each exchange
Section 12(b) of the Act: Title of each class   on which registered
       None
---------------------------------------------   -------------------------

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

                                  $34,637,705
--------------------------------------------------------------------------------

Note.--If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer?s classes of common equity, as of the latest practicable date. 1,956,962 at 2/28/01
                 ----------------------

Documents incorporated by reference.     None
                                    --------------

Transitional Small Business Disclosure Format (Check one):  Yes      No  X
                                                                ---     ---

Form 10-K Cross Reference Index


Item              Disclosure Required                                      Page
----              -------------------                                      ----

                  Cautionary Statement Regarding Forward-Looking Information  3

PART I

Item 1.           Business                                                    3

Item 2.           Property                                                   10

Item 3.           Legal Proceedings  11

Item 4.           Submission of Matters to a Vote of Security Holders        11

PART II

Item 5.           Market for Registrant's Common Equity and Related
                  Stockholder Matters                                        11

Item 6.           Selected Financial Data                                    12

Item 7.           Management's Discussion and Analysis of Financial
                  Condition And Results of Operations                        13

Item 7A.          Quantitative and Qualitative Disclosures about
                  Market Risk                                                28

Item 8.           Financial Statements and Supplementary Data                29

Item 9.           Changes In and Disagreements With Accountants on
                  Accounting and Financial Disclosure                        50

PART III

Item 10.          Directors and Executive Officers of the Registrant         50

Item 11.          Executive Compensation                                     52

Item 12.          Security Ownership and Certain Beneficial Owners
                  and Management                                             59

Item 13.          Certain Relationships and Related Transactions             61


Part IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K                                                62

         CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         This discussion contains certain forward-looking statements that are subject to risks and uncertainties and includes information about possible or assumed future results of operations. Many possible events or factors could affect our future financial results and performance. This could cause results or performance to differ materially from those expressed in our forward-looking statements. Words such as "expects", "anticipates","believes", "estimates", variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this discussion. These statements are representative only on the date hereof.

         The possible events or factors include the following: our loan growth is dependent on economic conditions, as well as various discretionary factors, such as decisions to sell or purchase certain loans or loan portfolios; syndications or participations of loans; retention of residential mortgage loans; and the management of borrower, industry, product and geographic concentrations and the mix of the loan portfolio. The rate of charge-offs and provision expense can be affected by local, regional and international economic and market conditions, concentrations of borrowers, industries, products and geographic locations, the mix of the loan portfolio and management's judgments regarding the collectibility of loans. Liquidity requirements may change as a result of fluctuations in assets and liabilities and off-balance sheet exposures, which will impact our capital and debt financing needs and the mix of funding sources. Decisions to purchase, hold or sell securities are also dependent on liquidity requirements and market volatility, as well as on- and off-balance sheet positions. Factors that may impact interest rate risk include local, regional and international economic conditions, levels, mix, maturities, yields or rates of assets and liabilities, utilization and effectiveness of interest rate contracts and the wholesale and retail funding sources of the Bank. We are also exposed to the potential of losses arising from adverse changes in market rates and prices which can adversely impact the value of financial products, including securities, loans, deposits, debt and derivative financial instruments, such as futures, forwards, swaps, options and other financial instruments with similar characteristics.

         In addition, the banking industry in general is subject to various monetary and fiscal policies and regulations, which include those determined by the Federal Reserve Board, the OCC, the FDIC, state regulators and the Office of Thrift Supervision, whose policies and regulations could affect our results. Other factors that may cause actual results to differ from the forward-looking statements include the following: competition with other local, regional and international banks, thrifts, credit unions and other nonbank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, investment companies and insurance companies, as well as other entities which offer financial services, located both within and outside the United States and through alternative delivery channels such as the World Wide Web; interest rate, market and monetary fluctuations; inflation; market volatility; general economic conditions and economic conditions in the geographic regions and industries in which we operate; introduction and acceptance of new banking-related products, services and enhancements; fee pricing strategies, mergers and acquisitions and our ability to manage these and other risks.


PART I

Item 1.  Business
-----------------

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

         The Bank was officially chartered by the Office of the Comptroller of the Currency ("OCC") on December 8, 1993 and opened for business to the public on December 21, 1993. The Bank's deposits are insured by the Federal Deposit

Insurance Corporation ("FDIC"). The Bank currently conducts its business through its downtown headquarters located at 107 North Pennsylvania Street in Indianapolis, at neighborhood bank offices located at 84th Street and Ditch Road in northwestern Marion County and 82nd Street and Bash Road in northeastern Marion County, in the Chamber of Commerce Building and AUL Office Complex in downtown Indianapolis, at 4930 North Pennsylvania Street in northern Marion County and Carmel Drive in Hamilton County.

         The Bank provides a full range of deposit, credit, and money management services to its targeted market, which is small to medium size businesses, affluent executive and professional individuals, and not-for-profit organizations. In February of 1994, the Bank received full trust powers.

         Management has sought to position the Bank to capitalize on the customer disruption, dissatisfaction, and turn-over which it believes has resulted from the acquisition of the three largest commercial banks located in Indianapolis by out-of-state holding companies. As such, The National Bank of Indianapolis enjoys a unique position as the only locally-owned and operated national bank in Marion County. On December 31, 2000, the Corporation had consolidated total assets of $534 million and total deposits of $410 million.

         The key ingredients in the initial growth of the Bank have been an aggressive business plan, an experienced Board of Directors and management team and a seasoned group of bank employees. The basic strategy of the Bank continues to emphasize the delivery of highly personalized services to the target client base with an emphasis on quick response and financial expertise.

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

         The Bank offers a broad range of deposit services typically available from most banks and savings associations, including checking accounts, NOW accounts, savings and other kinds of deposits of various types (ranging from daily money market accounts to longer term certificates of deposit). The Bank also offers a full range of credit services, including commercial loans (such as lines of credit, term loans, refinancings, etc.), personal lines of credit, direct installment consumer loans, credit card loans, residential mortgage loans, construction loans, and letters of credit. In addition, the Bank offers full trust services. The Bank also has formed arrangements with outside providers of tax and financial planning services to better accommodate its customers.

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

         The Market. The Bank derives a substantial proportion of its business from the Indianapolis/Marion County, Indiana area. Indianapolis has been ranked by a number of national publications as a "top" Midwestern city.

         Competition. The Bank's service area is highly competitive. There are numerous financial institutions operating in the Marion County marketplace. In addition to competition from commercial banks, significant competition also comes from savings and loans associations, credit unions, finance companies, insurance companies, mortgage companies, securities and brokerage firms, money market mutual funds, loan production offices, and other providers of financial services in the area. The Bank competes in this marketplace primarily on the basis of highly personalized service, responsive decision making, and competitive pricing.

         Employees. The Bank has 144 employees, of which 130 are full-time employees. The Bank has employed persons with substantial experience in the Indianapolis banking market. The average banking experience level for all Bank employees is in excess of 12 years.

         Lending Activity. The Bank's lending strategy emphasizes a high quality, well-diversified loan portfolio. The Bank's principal lending categories are commercial, residential mortgage, private banking/personal, and home equity. Commercial loans include loans for working capital, machinery and equipment purchases, premises and equipment acquisitions and other corporate needs. Residential mortgage lending includes loans on first mortgage residential properties. Private banking loans include secured and unsecured personal lines of credit as well as home equity loans.

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

         The Bank maintains a comprehensive loan policy that establishes guidelines with respect to all categories of lending. In addition, loan policy sets forth lending authority for each loan officer. The Loan Committee of the Bank reviews all loans. Any loan in excess of a lending officer's lending authority must receive the approval of the Chief Executive Officer ("CEO") or Chief Lending Officer ("CLO") up to their lending limit. Any loan greater than the CEO and CLO's lending authority but less than $2,500,000 must be approved by the Loan Committee prior to the Bank making such loan. The Board of Directors Loan Policy Committee does not generally approve loans unless they are above $2,500,000 or are loans to directors or executive officers. All loans are assigned a numerical rating based on creditworthiness and are monitored for improvement or deterioration.

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

         Certain regulatory capital ratios for the Corporation as of December 31, 2000 are shown below:


Tier 1 Capital to Risk-Weighted Assets                     8.8%
Total Risk Based Capital to Risk-Weighted Assets          11.6%
Tier 1 Leverage Ratio                                      6.2%

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

         The most stringent capital requirement affecting the Bank, however, are those established by the prompt corrective action provisions of FDICIA, which are discussed below. At December 31, 2000, the Bank's total risk-based capital, Tier 1 risk-based capital and leverage capital exceeded the amounts required to be designated "well capitalized."

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

         Affiliates. The Bank is subject to Sections 22(h), 23A and 23B of the Federal Reserve Act, which restrict financial transactions between banks and affiliated companies limits credit transactions between a bank and its executive officers and its affiliates, prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, and restricts the types of collateral security permitted in connection with a bank?s extension of credit to an affiliate.

         Prompt Corrective Action. The FDIC has adopted regulations to implement "prompt corrective action" with respect to banks which do not meet minimum capital requirements. Among other things, the regulations define the relevant capital measures for the five capital categories. An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and generally a leverage ratio 4% or greater. An institution is deemed to be "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%. An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

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

         Safety and Soundness Guidelines. The federal banking agencies have established guidelines which prescribe standards for depository institutions relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, compensation fees and benefits, and management compensation. The agencies may require an institution which fails to meet the standards set forth in the guidelines to submit a compliance plan. Failure to submit an acceptable plan or adhere to an accepted plan may be grounds for further enforcement action.

         Deposit Insurance. The Bank's deposits are insured up to $100,000 per insured account by the BIF. As an institution whose deposits are insured by the BIF, the Bank is not currently required to pay deposit insurance premiums to BIF but was required to pay $18,177 for the Financing Corporation (FICO) assessment for the first quarter in 2001. The Bank's deposit insurance assessments may increase depending upon the risk category and subcategory, if any, to which the Bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the Bank's earnings.

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

         Certain regulatory capital ratios under the OCC's risk-based capital guidelines for the Bank at December 31, 2000 are shown below:

         Tier 1 Capital to Risk-Weighted Assets..................  9.8%
         Total Risk-Based Capital to Risk-Weighted Assets........ 11.1%
         Tier 1 Leverage Ratio...................................  6.9%

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

         Financial Modernization Legislation: The Gramm Leach Bliley Act. Effective as of March 11, 2000, the Gramm-Leach-Bliley Act:

          (i) allows bank holding companies meeting management, capital and CRA standards to engage in a substantially broader range of nonbanking activities then was previously permissible, including insurance underwriting and agency, and underwriting and making merchant banking investments in commercial and financial companies;

          (ii) allows insurers and other financial services companies to acquire banks and thrifts;

          (iii) removes various restrictions that previously applied to bank holding company ownership of securities firms and mutual fund advisory companies; and

          (iv) establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

         In order for a bank holding company to engage in the broader range of activities that are permitted by the Gramm-Leach-Bliley Act, (1) all of its depository institutions must be well capitalized and well managed and (2) it must file a declaration with the Federal Reserve Broad that it elects to be a "financial holding company". In addition, to commence any new activity permitted by the Gramm-Leach-Bliley Act, each insured depository institution of the financial holding company must have received at least a "satisfactory" rating in its most recent examination under the Community Reinvestment Act.

         The Gramm-Leach-Bliley Act also modified laws related to financial privacy. The new financial privacy provisions generally prohibit financial institutions, including the Bank, from disclosing nonpublic personal financial information to third parties unless customer have the opportunity to "opt out" of the disclosure.

         The Company does not believe that the Gramm-Leach-Bliley Act will have any immediate, material impact on its operations. However, to the extent that the Gramm-Leach-Bliley Act permits commercial banks, securities firms and insurance companies to affiliate, the Act may have the effect of increasing the amount of competition that the Company faces from other companies offering financial products, many of which may have substantially more financial resources.

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

Item 2.  Property
-----------------

         The Bank purchased the downtown office building which houses its main office as well as the Corporation's main office at 107 North Pennsylvania Street in December 1998. It was previously being leased from an affiliate of one of the directors of the Corporation and the Bank.

         The Bank opened its first neighborhood bank office in February 1995 at 84th and Ditch Road. The Bank also opened a neighborhood bank office at 82nd and Bash Road on the northeast side of Indianapolis in December 1995. The Bank owns the land and the premises for both of these offices. In March 1996, the Bank opened an office in the Chamber of Commerce building at 320 N. Meridian Street in the downtown Indianapolis area. The Bank leases the premises at this banking office. In March 1998, the Bank opened an office at 4930 North Pennsylvania Street and leases the premises at this banking office. In June 1999, the Bank opened an office in the AUL Office Complex located at One American Square in the downtown Indianapolis area. The Bank leases the premises at this banking center. In September 2000, the Bank opened an office at 650 East Carmel Drive in Carmel. This office is located in Hamilton County which is north of Indianapolis. The Bank leases the premises at this banking office. In July 1997, the Bank purchased a parcel of land in Greenwood for future business development.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

         None.


PART II

Item 5. Market Price for Registrant's Common Equity and Related Stockholder Matters.
----------------------------------------------------------------------------

         Shares of the common stock of the Corporation are not traded on any national or regional exchange or in the over-the-counter market. Accordingly, there is no established market for the common stock. These are occasional trades as a result of private negotiations not involving a broker or a dealer.

         The Corporation had 640 shareholders on record as of December 31, 2000.

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

Item 6.  Selected Financial Data
--------------------------------

The following table sets forth certain consolidated information concerning the Corporation for the periods and dates indicated and should be read in connection with, and is qualified in its entirety by, the detailed information and consolidated financial statements and related notes set forth in the Corporation's audited financial statements included elsewhere herein (in 000's).

                                                                               Year Ended December 31
                                                            2000          1999          1998         1997         1996
                                                       -------------------------------------------------------------------
Consolidated Operating Data:
     Interest income                                     $  35,319     $  26,247     $  21,052    $  15,597    $    10,969
     Interest expense
                                                            19,786        14,355        12,367        9,005          6,234
        Net interest income
                                                            15,533        11,892         8,685        6,592          4,735
     Provision for loan losses
                                                             1,440         1,010           680          624            420
        Net income after provision for loan losses
                                                            14,093        10,882         8,005        5,968          4,315
     Securities gains (losses) net
                                                                --            --            --           --             23
     Other income
                                                             4,278         3,363         2,041        1,297            901
     Non-interest expense
                                                            14,002        11,198         8,168        6,091          5,161
     Income before income taxes
                                                             4,369         3,047         1,878        1,174             78
     Applicable income taxes
                                                             1,719         1,217           198           --             --
     Net income
                                                             2,650         1,830         1,680        1,174             78

Consolidated Balance Sheet Data (at end of period):
     Total assets                                        $ 533,767     $ 429,501     $ 358,600    $ 243,067    $   201,118
     Total investment securities
                                                            89,379        55,660        79,707       54,313         38,988
     Total loans
                                                           361,602       311,478       227,848      157,905        122,832
     Allowance for loan losses
                                                            (4,701)       (3,393)        2,626        1,963          1,356
     Deposits
                                                           410,434       345,008       297,914      203,234        170,148
     Shareholders' equity
                                                            24,660        21,636        19,355       17,394         15,999
     Weighted average shares outstanding
                                                             1,908         1,889         1,868        1,831          1,820

Per Share Data:
     Basic net income (loss) per common share (1)        $    1.39     $    0.97     $    0.90    $    0.64    $      0.04
     Cash dividends declared                                     0             0             0            0              0
     Book value (2)
                                                             12.60         11.09         10.14         9.18           8.78

Other Statistics and Operating Data:
     Return on average assets                                  0.6%          0.5%          0.6%         0.5%           0.1%
     Return on average equity                                  8.8%          7.6%          9.3%         7.7%           0.5%
     Net interest margin (3)                                   3.5%          3.2%          3.0%         3.1%           3.1%
     Average loans to average deposits                        79.0%         83.4%         74.6%        74.7%          69.7%
     Allowance for loan losses to loans at end of              1.3%          1.1%          1.2%         1.2%           1.1%
     period
     Allowance for loan losses to non-performing loans       518.8%        881.5%          N/A       1846.7%        1639.8%
     Non-performing loans to loans at end of period            0.3%          0.1%          0.0%         0.1%           0.1%
     Net charge-offs to average loans                          0.0%          0.1%          0.0%         0.0%           0.1%
     Number of offices                                           7             6             5            4              4
     Number of full and part-time employees                    144           127            96           77             58
     Number of Shareholders of Record                          640           619           579          567            549

Capital Ratios:
     Average shareholders' equity to average assets            6.2%          6.1%          5.9%         7.0%           9.2%
     Equity to assets                                          4.6%          5.0%          5.4%         7.2%           8.0%
     Total risk-based capital ratio (Bank only)               11.1%         10.2%          9.3%        11.4%          12.7%

(1) Based upon weighted average shares outstanding during the period.
(2)  Based on Common Stock outstanding at the end of the period.
(3) Net interest income as a percentage of average interest-earning assets.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

The following discussion and analysis of the Corporation relates to the years ended December 31, 2000, 1999 and 1998 and should be read in conjunction with the Corporation's Consolidated Financial Statements and Notes thereto included elsewhere herein.

Results of Operations

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999 and Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

The Corporation's results of operations depend primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. The Corporation had net income of $2,649,749 for the year ended December 31, 2000 compared to net income of $1,830,320 for the year ended December 31, 1999 and net income of $1,680,346 for the year ended December 31, 1998. This change is primarily due to the growth of the Bank allowing for more interest earning assets and net interest income compared to the same period during 1999 and 1998, thereby offsetting more of the operating expenses.

The Bank experienced exceptional growth during the past three years. Total assets increased $104,265,362 or 24.3% to $533,766,826 for the year ended December 31, 2000 from $429,501,464 for the year ended December 31, 1999 and total assets increased from $358,600,101 for the year ended December 31, 1998. This growth is in part due to an increase in customers as a result of the local merger of Bank One with NBD and the entrance of Union Planters to the Indianapolis market in 1998 - 1999 and a local merger of People's Bank with Fifth/Third in 1999 - 2000.

Net Interest Income
Net interest income increased $3,640,707 or 30.6% to $15,532,985 for the year ended December 31, 2000, from $11,892,278 for the year ended December 31, 1999 and from $8,685,236 for the year ended December 31, 1998. Total interest income increased $9,071,840 or 34.6% to $35,318,668 for the year ended December 31, 2000 from $26,247,188 for the year ended December 31, 1999 and from $21,051,778 for the year ended December 31, 1998. This increase is primarily a result of average total loans for the year ended December 31, 2000 being approximately $331,000,000 compared to approximately $265,000,000 for the year ended December 31, 1999 and approximately $190,000,000 for the year ended December 31, 1998. The loan portfolio produces the highest yield of all earning assets. Investment portfolio income increased $1,298,060 or 29.4% to $5,718,341 for the year ended December 31, 2000, as compared to $4,420,281 for the year ended December 31, 1999, as compared to $4,284,039 for the year ended December 31, 1998. This increase is primarily a result of the increase in the average investment securities portfolio to approximately $90,000,000 for the year ended December 31, 2000 from approximately $83,000,000 for the year ended December 31, 1999 and from approximately $74,000,000 for the year ended December 31, 1998. Also contributing to the increase in 2000 was an increase in the weighted average rate of the investment portfolio from 5.35% for the year ended December 31, 1999 to 6.33% for the year ended December 31, 2000. The overall increase in investment income during 1999 was not greater due to the fact that there was a decrease in the weighted average rate of the investment portfolio from 5.79% for the year ended December 31, 1998 to 5.35% for the year ended December 31, 1999. Interest on federal funds sold increased for the year ended December 31, 2000 over the same period the previous year due to an increase in the weighted average rate from 4.97% for the year ended December 31, 1999 to 6.29% for the year ended December 31, 2000. The average balance for 2000 actually decreased $2,000,000 over the same period of the previous year. Interest on federal funds sold decreased for the year ended December 31, 1999 over the same period the previous year due to a decrease in average federal funds sold of approximately $5,000,000.

Total interest expense increased $5,430,733 or 37.8% to $19,785,683 for the year ended December 31, 2000, from $14,354,910 for the year ended December 31, 1999 and from $12,366,542 for the year ended December 31, 1998. This increase is due to an increase in interest bearing deposits, long term debt, and FHLB advances. Total interest bearing liabilities averaged approximately $378,000,000 for the year ended December 31, 2000 as compared to approximately $318,000,000 for the year ended December 31, 1999 and approximately $249,000,000 for the year ended December 31, 1998. The average cost of interest bearing liabilities for the year ended December 31, 2000 was approximately 5.2% as compared to the average cost of interest bearing liabilities of 4.5% for the year ended December 31, 1999. This rate increase is due to an overall rate increase in the market. The average cost of interest bearing liabilities for the year ended December 31, 1999, was approximately 4.5% as compared to average cost of interest bearing liabilities of approximately 5.0% for the year ended December 31, 1998. The rate decrease was due to the run off of higher priced deposits being replaced by lower priced deposits.

The following table details average balances, interest income/expense and average rates/yields for the Bank's earning assets and interest bearing liabilities for the years ended December 31, 2000, 1999 and 1998 (in 000's):

                                              2000                             1999                              1998
                                               Interest   Average               Interest   Average               Interest   Average
                                   Average     Income/     Rate/    Average     Income/     Rate/    Average     Income/     Rate/
                                   Balance     Expense     Yield    Balance     Expense     Yield    Balance     Expense     Yield
                                  -------------------------------  -------------------------------  -------------------------------
Assets:
Federal Funds                     $  21,550   $   1,356     6.29%  $  23,880  $    1,187     4.97%  $  28,681   $   1,543     5.38%
Investments                          90,361       5,718     6.33%     82,636       4,420     5.35%     74,025       4,284     5.79%
Loans (gross)                       331,240      28,245     8.53%    264,848      20,640     7.79%    189,582      15,225     8.03%
                                  -------------------------------  -------------------------------  -------------------------------
Total earning assets              $ 443,151   $  35,319     7.97%  $ 371,364  $   26,247     7.07%  $ 292,288   $  21,052     7.20%
Non-earning assets                   37,938                           27,767                           14,194
                                  ----------                       ----------                       ----------
Total assets                      $ 481,089                        $ 399,131                        $ 306,482
                                  ==========                       ==========                       ==========

Liabilities:
Interest bearing DDA              $  39,209   $     749     1.91%  $  29,156   $     471     1.62%  $  19,760   $     438     2.21%
Savings                             150,245       7,724     5.14%    125,510       5,307     4.23%     96,114       4,457     4.64%
CD's under $100,000                  59,673       3,520     5.90%     64,485       3,495     5.42%     58,410       3,406     5.83%
CD's over $100,000                   36,975       2,212     5.98%     36,792       1,963     5.34%     35,847       2,082     5.81%
Individual Retirement Accounts        8,628         518     6.00%      7,194         390     5.42%      6,367         368     5.79%
Repurchase Agreements                53,507       3,004     5.61%     36,218       1,603     4.43%     26,625       1,281     4.81%
FHLB Advances                        18,699       1,143     6.11%     14,000         807     5.76%      5,452         323     5.93%
Long Term Debt                        9,730         916     9.41%      4,230         319     7.54%          -           -     0.00%
                                  -------------------------------  -------------------------------  -------------------------------
Total Interest Bearing            $ 376,666   $  19,786     5.25%  $ 317,585  $   14,355     4.52%  $ 248,575   $  12,355     4.97%
Liabilities
Non-Interest Bearing Liabilities     71,003                           54,547                           37,635
Other Liabilities                     3,378                            2,815                            2,244
                                  ----------                       ----------                       ----------
Total Liabilities                 $ 451,047                        $ 374,947                        $ 288,454
Equity                               30,042                           24,184                           18,028
                                  ----------                       ----------                       ----------
Total Liabilities & Equity        $ 481,089                        $ 399,131                        $ 306,482
                                  ==========                       ==========                       ==========

Recap:
Interest Income                               $  35,319     7.97%             $   26,247     7.07%              $  21,052     7.20%
Interest Expense                                 19,786     5.25%                 14,355     4.52%                 12,356     4.97%
                                            ---------------------            ---------------------            ---------------------
Net Interest Income/Spread                    $  15,533     2.72%             $   11,892     2.55%              $   8,696     2.23%
                                            =====================            =====================            =====================

Contribution of Non-Interest                                0.79%                            0.65%                            0.74%
Bearing Funds

Net Interest Margin                                         3.51%                            3.20%                            2.98%
                                                        =========                        =========                        =========

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

Net Interest Income Changes Due to Volume and Rates (in 000's):

                                                                    Year Ended December 31

                                        2000 Changes from 1999      1999 Changes from 1998        1998 Changes from 1997
                                        Net    Due to   Due to      Net     Due to    Due to      Net    Due to    Due to
                                       Change   Rate    Volume     Change    Rate     Volume     Change   Rate     Volume
Interest earning assets:
      Federal funds sold              $   169  $   316  $  (147)  $  (356)  $  (117)  $  (239)  $   590  $   (20)  $   610
      Investment securities             1,298      809      489       136      (325)      461     1,032     (120)    1,152
      Loans                             7,605    1,944    5,661     5,415      (451)    5,866     3,833     (231)    4,064
                                      -------------------------   ---------------------------   --------------------------
           TOTAL                      $ 9,072  $ 3,069  $ 6,003   $ 5,195   $  (893)  $ 6,088   $ 5,455  $  (371)  $ 5,826

Interest bearing liabilities:
      Demand deposits                 $   278  $    86  $   192   $    33   $  (118)  $   151   $   115  $   (17)  $   132
      Savings deposits                  2,417    1,145    1,272       850      (393)    1,243     1,381      (32)    1,413
      CDs under $100,000                   25      309     (284)       89      (240)      329       777      (33)      810
      CDs over $100,000                   249      238       11      (120)     (170)       50       298      (26)      324
      Individual retirement accounts      128       42       86        22       (23)       45        65      (13)       78
      Repurchase agreements             1,401      430      971       322      (103)      425       522      (21)      543
      FHLB Advances                       336       49      287       484        (9)      493       193      (11)      204
      Long term debt                      597       79      518       319        --       319        --       --        --
                                      -------------------------   ---------------------------   --------------------------
           TOTAL                      $ 5,431  $ 2,378  $ 3,053   $ 1,999   $(1,056)  $ 3,055   $ 3,351  $  (153)  $ 3,504
                                      -------------------------   ---------------------------   --------------------------

Net change in Net Interest Income     $ 3,641  $   691  $ 2,950   $ 3,196   $   163   $ 3,033   $ 2,104  $  (218)  $ 2,322
                                      =========================   ===========================   ==========================

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

During the year ended December 31, 2000, $1,440,000 was charged to the provision for loan losses compared to $1,010,000 for the year ended December 31, 1999 and $680,000 for the year ended December 31, 1998. At December 31, 2000, the allowance was $4,700,672 or 1.3% of total loans. This compares to an allowance of $3,392,587 or 1.1% as of December 31, 1999 and an allowance of $2,626,279 or 1.2% as of December 31, 1998. A total of $131,915 was charged-off, net of recoveries, for the year ended December 31, 2000 compared to a total of $243,692 for the year ended December 31, 1999 and $16,761 for the year ended December 31, 1998.

Other Operating Income
----------------------
Other operating income for the year ended December 31, 2000, increased $915,492 or 27.2% to $4,277,930 from $3,362,438 for the year ended December 31, 1999 and from $2,041,044 for the year ended December 31, 1998. The increase in other operating income is primarily due to an increase in service charges and fees on deposit accounts of $362,679 or 67.2% to $902,147 for the year ended December 31, 2000 from $539,468 for the year ended December 31, 1999 and from $318,593 for the year ended December 31, 1998. This increase is attributable to the increase in average demand deposit accounts of approximately $51,000,000 to approximately $261,000,000 for the year ended December 31, 2000 from approximately $210,000,000 for the year ended December 31, 1999 and an increase of approximately $56,000,000 from approximately $154,000,000 for the year ended December 31, 1998. The increase in other operating income is also attributable to an increase in trust fees of $390,810 or 30.5% to $1,670,431 for the year ended December 31, 2000 from $1,279,621 for the year ended December 31, 1999 and from $942,875 for the year ended December 31, 1998. The increase in trust income is attributable to the increase in total assets under trust administration of approximately $82,000,000 to approximately $613,000,000 at December 31, 2000 from approximately $531,000,000 at December 31, 1999 and an increase of approximately $141,000 from approximately $390,000,000 at December 31, 1998.

In December 1998, the Bank purchased the downtown office building at 107 North Pennsylvania Street which houses its main office as well as the Corporation's main office. Contributing to the increase in other operating income was the rental income from the other tenants in the building. For the year ended December 31, 2000, building rental income was $683,984 compared to $636,048 for the year ended December 31, 1999 and $80,511 for the year ended December 31, 1998.

Other Operating Expenses
------------------------
Other operating expenses for the year ended December 31, 2000 increased $2,803,873 or 25.0% to $14,001,708 from $11,197,835 for the year ended December
31, 1999 and increased $3,029,401 or 37.1% from $8,168,434 for the year ended December 31, 1998. Salaries, wages and employee benefits increased $1,611,099 or 25.4% to $7,943,647 for the year ended December 31, 2000 from $6,332,548 for the year ended December 31, 1999 and increased $1,730,416 or 37.6% from $4,602,132 for the year ended December 31, 1998. This increase is primarily due to the increase in the number of employees to 138 full time equivalents at December 31, 2000 from 118 full time equivalents at December 31, 1999 and from 89 full time equivalents at December 31, 1998. Occupancy expense increased $111,838 for the year ended December 31, 2000 over the same period the previous year and it increased $450,901 for the year ended December 31, 1999 over the same period the previous year primarily due to the additional expense related to the operations of the building at 107 North Pennsylvania Street and the opening of the new branch at 4930 North Pennsylvania Street in March 1998, the AUL Office Complex in June 1999, and the Carmel Office in September 2000. Furniture and equipment expense increased $144,723 for the year ended December 31, 2000 over the same period the previous year and it increased $66,421 for the year ended December 31, 1999 over the same period the previous year primarily due to the opening of the new branches. Professional services expense increased $164,259 or 29.5% to $720,966 for the year ended December 31, 2000 from $556,707 for the year ended December 31, 1999 and increased $121,497 or 27.9% for the year ended December 31, 1998. The increase in 2000 was due to consulting fees incurred for the development and implementation of Private Portrait, the Bank's internet banking web site. Also contributing to the increase was accounting fees and the courier service. Data processing expenses increased $269,507 for the year ended December 31, 2000 over the same period the previous year and also increased $191,548 for the year ended December 31, 1999 over the same period the previous year primarily due to increased service bureau fees relating to increased transaction activity by the Bank and trust department. Business Development increased $115,794 for the year ended December 31, 2000 over the same period the previous year and increased $65,545 for the year ended December 31, 1999 over the same period the previous year. The increase is due to customer entertaining and public relations.

Tax (Benefit)/Expense
---------------------

The Corporation applies a federal income tax rate of 34% and a state tax rate of 8.5% in the computation of tax expense. For the year ended December 31, 2000, the provision for income taxes consisted of current tax expense of $1,719,458, and a deferred tax benefit of $542,991. For the year ended December 31, 1999, the provision for income taxes consisted of current tax expense of $1,417,719 and a deferred tax benefit of $201,158.

The Corporation has net deferred tax assets of $2,008,801 as of December 31, 2000 and $1,482,266 as of December 31, 1999. The net deferred tax assets represent primarily a temporary difference for the recognition of the allowance for loan losses.

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

Liquidity and Interest Rate Sensitivity

The Corporation must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as available for sale and maturing loans. Federal funds sold represent the Corporation's primary source of immediate liquidity and were maintained at a level adequate to meet immediate needs. Federal funds sold averaged approximately $22,000,000, $24,000,000 and $29,000,000 for the twelve months ended December 31, 2000, 1999 and 1998 respectively. Maturities in the Corporation's loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At December 31, 2000, the Corporation's rate sensitive liabilities exceeded rate sensitive assets due within one year by $38,306,400. At December 31, 1999, the Corporation's rate sensitive liabilities exceeded rate sensitive assets due within one year by $44,510,927.

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

A significant portion of the Bank's investment securities consist of asset-backed securities and collateralized mortgage obligations. The Bank limits the level of these securities that can be held in the portfolio to a specified percentage of total average assets. Also, asset-backed securities collateralized by receivables other than mortgages will not have a stated final maturity greater than seven years. In addition, only credit card receivables or mortgage-related securities rated "AA" or better by Standard & Poor's or an equivalent rating by another rating agency, will be purchased.

All mortgage-related securities must pass the FFIEC stress test. This stress test determines if price volatility under a 200 basis point interest rate shock for each security exceeds a benchmark 30 year mortgage-backed security. If the security fails the test, it is considered high risk and the Bank will not purchase it. All mortgage-related securities purchased and included in the investment portfolio will be subject to the FFIEC test as of December 31 each year to determine if they have become high risk holdings. If a mortgage-related security becomes high risk, it will be evaluated by the Bank' Investent Committee to determine if the security should be liquidated. At December 31, 2000, the Bank held no high risk mortgage-related securities and at December 31, 1999, the Bank held one high risk mortgage-related security.

The average yield on the Bank's investment portfolio is as follows as of December 31,

                                      2000        1999        1998
                                      ----        ----        ----
U.S. Treasuries                       5.92%       4.97%       5.70%
U.S. Government agencies              6.24%       5.17%       5.43%
Collateralized mortgage obligations   6.63%       6.03%       6.65%
Asset-backed securities               6.11%       5.24%       5.63%
Municipals (FTE)                      7.10%          -           -
Other securities                      6.42%       5.19%       5.60%

With the exception of securities of the U.S. Government and U.S. Government agencies and corporations, the Corporation had no other securities with a book or market value greater than 10% of shareholders' equity as of December 31, 2000, 1999 and 1998.

The following is a summary of available-for-sale securities and held-to-maturity securities:

                                                   Available-for-Sale Securities
                                    ---------------------------------------------------------
                                                      Gross          Gross        Estimated
                                       Amortized    Unrealized     Unrealized        Fair
                                         Cost         Gain           Loss            Value
                                    ---------------------------------------------------------
December 31, 2000
U.S. Treasury securities             $ 13,988,088  $         --   $    (13,828)  $ 13,974,260
U.S. Government agencies               58,695,209        37,591        (25,477)    58,707,323
Collateralized mortgage obligations     4,355,124         4,455         (2,188)     4,357,391
                                     --------------------------------------------------------
                                     $ 77,038,421  $     42,046   $    (41,493)  $ 77,038,974
                                     ========================================================
December 31, 1998
U.S. Treasury securities             $ 29,026,049  $      9,474   $    (20,852)  $ 29,014,671
U.S. Government agencies               10,000,000            --        (22,200)     9,977,800
Collateralized mortgage obligations     6,970,433         8,523        (16,133)     6,962,823
Asset-backed securities                   208,333           194             --        208,527
                                     --------------------------------------------------------
                                     $ 46,204,815  $     18,191   $    (59,185)  $ 46,163,821
                                     ========================================================
December 31, 1998
U.S. Treasury securities             $  6,496,513  $      9,775   $     (6,428)  $  6,499,860
U.S. Government agencies               42,175,157           678        (22,534)    42,153,301
Collateralized mortgage obligations    15,984,303        13,252        (73,043)    15,924,512
Asset-backed securities                 2,850,000         1,000             --      2,851,000
                                     --------------------------------------------------------
                                     $ 67,505,973  $     24,705   $   (102,005)  $ 67,428,673
                                     ========================================================

                                                    Held-to-Maturity Securities
                                    ---------------------------------------------------------
                                                      Gross          Gross        Estimated
                                        Amortized   Unrealized     Unrealized       Fair
                                          Cost        Gain           Loss           Value
                                    ---------------------------------------------------------
December 31, 2000
Collateralized mortgage obligations  $  4,351,992  $      2,752   $    (19,048)  $  4,335,686
Municipals                              5,456,729       157,334             --      5,614,063
Other securities                          441,661         9,476         (2,307)       448,830
                                    ---------------------------------------------------------
                                     $ 10,250,372  $    169,562   $    (21,355)  $ 10,398,579
                                    ---------------------------------------------------------
December 31, 1999
Collateralized mortgage obligations  $  7,156,647  $      5,551   $    (82,378)  $  7,079,820
Other securities                          541,773         6,541            (11)       548,303
                                     --------------------------------------------------------
                                     $  7,698,420  $     12,092   $    (82,389)  $  7,628,123
                                     ========================================================
December 31, 1998
Collateralized mortgage obligations  $ 10,839,214  $     75,600   $       (333)  $ 10,914,481
Other securities                          125,000         4,488             --        129,488
                                    ---------------------------------------------------------
                                     $ 10,964,214  $     80,088   $       (333)  $ 11,043,969
                                     ========================================================

As part of managing liquidity, the Corporation monitors its loan to deposit ratio on a daily basis. At December 31, 2000 the ratio was 88.1 percent and as of December 31, 1999 the ratio was 90.3 percent which is within the Corporation's acceptable range.

The following table shows the composition of the Bank's loan portfolio as of the dates indicated (in 000's):

                                                                    December 31,
                                                                    ------------
                               2000                1999                1998                1997                1996
                               ----                ----                ----                ----                ----
                                    % of                % of                % of                % of                % of
                         Amount    Total     Amount    Total     Amount    Total     Amount    Total     Amount    Total
                       ------------------  ------------------  ------------------  ------------------  ------------------
TYPES OF LOANS
Commercial             $166,881    46.2%   $135,897    43.6%   $102,427    45.0%    $78,855    49.9%    $55,678    45.3%
Construction              8,733     2.4%     14,472     4.6%      5,347     2.3%      2,174     1.4%      1,784     1.4%
Commercial Mortgage      53,095    14.7%     34,726    11.1%     21,990     9.7%      3,624     2.3%      3,017     2.5%
Residential Mortgage    116,064    32.1%    109,787    35.3%     86,095    37.8%     62,666    39.8%     56,455    46.0%
Installment               2,320     0.6%      2,084     0.7%      1,607     0.7%      1,326     0.8%        836     0.7%
Credit Card               1,709     0.5%      1,556     0.5%      1,179     0.5%        860     0.5%        793     0.6%
Other                    12,800     3.5%     12,956     4.2%      9,202     4.0%      8,400     5.3%     4,269      3.5%
                       ------------------  ------------------  ------------------  ------------------  ------------------
     Total - Gross     $361,602   100.0%   $311,478   100.0%   $227,847   100.0%   $157,905   100.0%   $122,832   100.0%
                                =========           =========           =========           =========           =========

     Allowance          (4,701)             (3,393)             (2,626)             (1,963)             (1,356)
                       ---------           ---------           ---------           ---------           ---------
     Total - Net       $356,901            $308,085            $225,221            $155,942            $121,476
                       =========           =========           =========           =========           =========

The following table shows the composition of the commercial loan category by industry type as of the dates indicated (in $000's):

                                                                       December 31,
                                                                       ------------
                                                  2000                     1999                      1998
                                                  ----                     ----                      ----
Type                                         Amount      %            Amount       %            Amount       %
----                                         ------     ----          ------      ----          ------      ----
Agriculture, Forestry, & Fishing           $     49     0.0%        $     26      0.0%        $    128      0.1%
Mining                                          371     0.2%             253      0.2%               -      0.0%
Construction                                    767     0.5%             599      0.4%             330      0.3%
Manufacturing                                 8,085     4.8%           4,698      3.5%           4,528      4.4%
Transportation, Communication &
Utilities                                     1,838     1.1%           1,360      1.0%             134      0.1%
Wholesale Trade                               9,241     5.5%           5,476      4.0            4,393      4.3%
Retail Trade                                 12,210     7.3%          10,430      7.7%           5,028      4.9%
Finance, Insurance & Real Estate             41,854    25.1%          39,119     28.8%          27,239     26.6%
Services                                     92,362    55.4%          73,854     54.3%          60,510     59.1%
Public Administration                           104     0.1%              82      0.1%             137      0.2%
                                        ---------------------    ----------------------   -----------------------
                                         $  166,881   100.0%      $  135,897    100.0%      $  102,427    100.0%
                                        =====================    ======================   =======================

The allowance for loan losses is allocated to each loan category based on the Bank's peer median charge off percentages by loan category added to actual reserves maintained for non-performing or specifically identified loans needing a reserve. Any remaining allowance is then allocated back to each loan category based on that category's percentage of the total loan portfolio. The following table shows the dollar amount of the allowance for loan losses using management's estimate by loan category:

Loan Loss Reserve Allocation ($000):

Loan Loss Reserve Allocation
($000)
                                    December 31,
                                    ------------
                       2000    1999    1998    1997    1996
                       ----    ----    ----    ----    ----
Commercial            $3,246  $1,452  $1,209  $1,055  $  639
Construction              49     142      59      25      19
Commercial Mortgage      297     342     250      40      32
Residential Mortgage     779   1,088     975     695     591
Installment               43      22      18      18      11
Credit Card               70      15      13      14      12
Other                    217     132     102     116      52
Year 2000                 --     200      --      --      --
                      --------------------------------------
                      $4,701  $3,393  $2,626  $1,963  $1,356
                      ======================================

Management considers the present allowance to be appropriate and adequate to cover losses inherent in the loan portfolio based on the current economic environment. However, future economic changes cannot be predicted. Deterioration in economic conditions could result in an increase in the risk characteristics of the loan portfolio and an increase in the provision for loan losses.

The following table presents a summary of non-performing assets as of December 31, ($000):

                                   2000                1999                1998                  1997                1996
                                   ----                ----                ----                  ----                ----
                                         % of                % of                 % of                 % of                % of
                             Amount     Total    Amount     Total    Amount      Total    Amount      Total    Amount     Total
                            ------------------  ------------------  -------------------  -------------------  ------------------
Non-Accrual Loans
Commercial                  $   595     65.7%   $   272     70.7%   $     -       0.0%   $    57      63.3%   $    84    100.0%
Construction                      -      0.0%         -      0.0%         -       0.0%         -       0.0%         -      0.0%
Commercial Mortgage               -      0.0%         -      0.0%         -       0.0%         -       0.0%         -      0.0%
Residential Mortgage            288     31.8%        86     22.3%         -       0.0%        33      36.7%         -      0.0%
Installment                      23      2.5%        27      7.0%         -       0.0%         -       0.0%         -      0.0%
Credit Card                       -      0.0%         -      0.0%         -       0.0%         -       0.0%         -      0.0%
Other                             -      0.0%         -      0.0%         -       0.0%         -       0.0%         -      0.0%
                            ------------------  ------------------  -------------------  -------------------  ------------------
    Total                   $   906    100.0%   $   385    100.0%   $     -       0.0%   $    90     100.0%   $    84    100.0%
                            ==================  ==================  ===================  ===================  ==================

Loans 90 Days Past Due -
Still Accruing              $    -              $    -              $    -               $     -              $   418

Restructured due to
troubled
conditions of the borrower  $    -              $    -              $    -               $     -              $     -

During 2000, the Corporation had eleven non-performing commercial loans and recognized $55,432 in interest income and would have recorded an additional $65,435 in interest if the loans had been accruing. Also, the Corporation had three non-performing installment loans and recognized $1,760 in interest income and would have recorded an additional $2,176 in interest income if the loans had been accruing. In addition, the Corporation had five non-performing residential mortgage loans and recognized $7,095 in interest income and would have recorded an additional $16,454 in interest if the loans had been accruing. The Corporation also had four non-performing credit cards and recognized $167 in interest income and would have recorded an additional $1,821 in interest if the loans had been accruing.

During 1999, the Corporation had two non-performing commercial loans and recognized $43,771 in interest income and would have recorded an additional $1,897 in interest if the loans had been accruing. Also, the Corporation had one non-performing installment loan and recognized $1,615 in interest income and would have recorded an additional $1,921 in interest income if the loan had been accruing. In addition, the Corporation had one non-performing residential mortgage loan and recognized $4,563 in interest income and would have recorded an additional $1,483 in interest if the loan had been accruing.

During 1998, the Corporation had one non-performing commercial loan and recognized no interest income on the loan. The loan was charged off in February 1998. If the loan had been accruing, $2,041 in interest income would have been recognized. Also, the Corporation had one non-performing residential mortgage loan and recognized no interest income on the loan. The loan was charged off in June 1998. If the loan had been accruing, $1,327 in interest income would have been recognized.

During 1997, the Corporation had one non-performing commercial loan and recognized no interest income on the loan. If the loan had been accruing, $10,195 in interest income would have been recognized. Also, the Corporation had one non-performing residential mortgage loan. A total of $943 was included in interest income and if the loan had been accruing, an additional $806 would have been recorded.

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

The following table shows the composition of the Bank's deposit portfolio as of the dates indicated (in 000's):

                                                                    December 31
                                                                    -----------
                                           2000                         1999                         1998
                                           ----                         ----                         ----
                                                     % of                         % of                         % of
                                      Amount        Total          Amount        Total           Amount       Total
                                 -------------------------    -------------------------     ------------------------
TYPES OF DEPOSITS
Demand                                84,977       28.41%          66,799       28.07%           54,670      28.86%
MMDA/Savings                         214,168       71.59%         171,147       71.93%          134,485      71.00%
Individual Retirement Accounts             0        0.00%               0        0.00%              262       0.14%
                                 -------------------------    -------------------------     ------------------------
      Total Demand Deposits          299,145      100.00%         237,946      100.00%          189,417     100.00%
                                             =============                =============                 ============

CDs < $100,000                        62,076       55.78%          65,024       60.73%           62,309      57.43%
CDs > $100,000                        39,873       35.83%          34,279       32.02%           39,657      36.55%
Individual Retirement Accounts         9,340        8.39%           7,759        7.25%            6,531       6.02%

                                 -------------------------    -------------------------     ------------------------
      Total Certificates of
      Deposit                        111,289      100.00%         107,062      100.00%          108,497     100.00%
                                             =============                =============                 ============

                                 ------------                 ------------                  ------------
      Total Deposits                 410,434                      345,008                       297,914
                                 ============                 ============                  ============

The Corporation experienced an increase in cash and cash equivalents, its primary source of liquidity, of $21,826,942 during 2000. During 1999, it experienced an increase of $8,261,566. The primary financing activity for 2000 was deposit growth which provided net cash of $65,425,432 and security repurchase agreements which provided net cash of $17,266,237. The primary financing activity for 1999 was deposit growth which provided net cash of $47,094,360 and security repurchase agreements which provided net cash of $14,636,811. Lending used $50,255,788 during 2000. Lending used $83,873,785 and increasing federal funds sold used $1,152,304 during 1999. The Corporation's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation's liquidity position.

The following table illustrates the projected maturities and the repricing mechanisms of the major asset/liabilities categories of the Corporation as of December 31, 2000, based on certain assumptions. No prepayment rate assumptions have been made for the loan portfolio. Maturity and repricing dates for investments have been projected by applying the assumptions set forth below to contractual maturity and repricing dates.

                                                     0 - 180      181 - 365          1 - 2        2 - 3
                                                        days           days          years        years
                                                        ----           ----          -----        -----
Interest Earning Assets:
      Fed Funds/ Overnight Time                $  44,533,453
      Investments                                 47,883,969     16,436,330      2,070,658   15,000,000
      Loans
           Commercial & Industrial
                Fixed                             15,791,607      9,784,240     13,346,775   12,034,748
                Variable                          56,093,748
           Loans Secured by Real Estate
                Fixed                              6,343,900      8,129,823     11,584,674   10,682,714
                Variable                          61,466,869      6,164,437      6,571,938   11,342,455
           Other
                Fixed                              1,100,780        923,288      1,719,849    1,445,764

                Variable                          18,716,745     12,025,208
                                             ----------------------------------------------------------
Total Interest Earning Assets                  $ 251,931,071  $  53,463,326  $  35,293,894  $50,505,681
Non-Interest Earning Assets
                                             ----------------------------------------------------------
Total Assets                                   $ 251,931,071  $  53,463,326  $  35,293,894  $50,505,681
                                             ==========================================================

Interest Bearing Liabilities:
      Demand Deposits                          $     211,060
      Interest Bearing Demand                     45,452,048
      Savings Deposits
      Money Market Accounts                      164,746,030
      Certificate of Deposits                     20,254,772     21,768,102     17,152,935    6,644,800
      Jumbo CDs                                   19,174,941     12,632,590      5,951,896    2,438,543
      Repurchase Agreements                       57,461,254
      FHLB Advances                                               2,000,000     10,000,000    6,000,000
      Company obligated mandatorily
           redeemable preferred capital
           securities of subsidiary trust
           holding solely the junior
           subordinated debentures of the
           parent company
                                             ----------------------------------------------------------
Total Interest Bearing Liabilities             $ 307,300,105  $  36,400,692  $  33,104,831  $15,083,343
Non-Interest Bearing Liabilities
Equity
                                             ----------------------------------------------------------
Total Liabilities & Shareholders' Equity       $ 307,300,105  $  36,400,692  $  33,104,831  $15,083,343
                                             ==========================================================

Interest Sensitivy Gap per Period              $ 55,369,034)  $  17,062,634  $   2,189,063  $35,422,338

Cumulative Interest Sensitivity Gap            $(55,369,034)  $(38,306,400)  $(36,117,337)  $ (694,999)

Interest Sensitivity Gap as a Percentage
      of Earning Assets                              -11.17%          3.44%          0.44%        7.15%
Cumulative Sensitivity Gap as a
      Percentage of Earning Assets                   -11.17%         -7.73%         -7.29%       -0.14%


                                                      3 -5          5 +   Non-interest
                                                     years        years        Earning         Total
                                                     -----        -----        -------         -----
Interest Earning Assets:
      Fed Funds/ Overnight Time                                                         $ 44,533,453
      Investments                                   50,000    7,937,590                   89,378,547
      Loans
           Commercial & Industrial
                Fixed                           11,380,013    5,326,275        595,197    68,258,855
                Variable                                                                  56,093,748
           Loans Secured by Real Estate
                Fixed                           18,174,578   29,427,456                   84,343,145
                Variable                        26,015,834    2,161,648        288,066   114,011,247
           Other
                Fixed                            2,403,709                     554,463     8,152,760
                                                                  4,907
                Variable                                                                  30,741,953
                                             --------------------------------------------------------
Total Interest Earning Assets                  $58,024,134  $44,857,876  $   1,437,726  $495,513,708
Non-Interest Earning Assets                                                 38,253,118    38,253,118
                                             --------------------------------------------------------
Total Assets                                   $58,024,134  $44,857,876  $  39,690,844  $533,766,826
                                             ========================================================

Interest Bearing Liabilities:
      Demand Deposits                                                    $  84,766,317  $  4,977,377
      Interest Bearing Demand                                                             45,452,048
      Savings Deposits                                                       3,969,512     3,969,512
      Money Market Accounts                                                              164,746,030
      Certificate of Deposits                    2,678,021    1,697,716                   70,196,346
      Jumbo CDs                                    794,270      100,000                   41,092,240
      Repurchase Agreements                                                               57,461,254
      FHLB Advances                              3,000,000    3,000,000                   24,000,000
      Company obligated mandatorily                          13,500,000                   13,500,000
           redeemable preferred capital
           securities of subsidiary trust
           holding solely the junior
           subordinated debentures of the
           parent company
                                             --------------------------------------------------------
Total Interest Bearing Liabilities             $ 6,472,291  $18,297,716  $  88,735,829  $505,394,807
Non-Interest Bearing Liabilities                                             3,712,213     3,712,213
Equity                                                                      24,659,806    24,659,806
                                             --------------------------------------------------------
Total Liabilities & Shareholders' Equity       $ 6,472,291  $18,297,716  $ 117,107,848  $533,766,826
                                             ========================================================

Interest Sensitivy Gap per Period              $51,551,843  $26,560,160  $(77,417,004)

Cumulative Interest Sensitivity Gap            $50,856,844  $77,417,004  $         (0)

Interest Sensitivity Gap as a Percentage
      of Earning Assets                             10.40%        5.36%        -15.62%
Cumulative Sensitivity Gap as a
      Percentage of Earning Assets                  10.26%       15.62%          0.00%

Capital Resources

The Corporation's only source of capital since commencing operations has been from issuance of common stock, results of operations, issuance of long term debt to a non-affiliated third party, and the issuance of company obligated mandatorily redeemable preferred capital securities.

The Corporation incurred indebtedness in the amount of $7,500,000 pursuant to a Revolving Credit Agreement with Harris Trust and Savings Bank dated March 26, 1999. The aggregate amount of the revolving line of credit is $7,500,000 maturing December 31, 2005. The Corporation made a $7,500,000 capital contribution to the Bank from the loan proceeds. On September 29, 2000, the Corporation paid the total outstanding of $7,500,000 in full with part of the proceeds from the issuance of company obligated mandatorily redeemable preferred capital securities. Effective September 29, 2000, the aggregate amount of the revolving line of credit was reduced from $7,500,000 to $5,000,000 and the maturity date was changed from December 31, 2005 to September 28, 2001.

In September 2000, the Trust, which is wholly owned by the Corporation, issued $13,500,000 of company obligated mandatorily redeemable capital securities. The proceeds from the issuance of the capital securities and common securities ($418,000) were used by the Trust to purchase from the Corporation $13,918,000 Fixed Rate Junior Subordinated Debentures. The capital securities mature September 6, 2030, and have a fixed interest rate of 10.60%. The net proceeds received by the Corporation from the sale of capital securities were used for general corporate purposes.

The Bank has incurred indebtedness pursuant to FHLB advances as follows:

                         Amount             Rate              Maturity
                         ------             ----              --------
                   $  2,000,000             6.40%             08/01/2001
                     10,000,000             7.03%             07/17/2002
                      6,000,000             5.66%             09/04/2003
                      3,000,000             5.39%             10/03/2005
                      3,000,000             5.55%             10/02/2008
                  -------------
                   $ 24,000,000
                  =============

The Bank may add indebtedness of this nature in the future if determined to be in the best interest of the Bank.

In late 1995, the Corporation increased its common stock by approximately $5,000,000 with the sale of 400,000 shares. Capital for the Corporation is above regulatory requirements at December 31, 2000. Pertinent capital ratios for the Corporation as of December 31, 2000 are as follows:

                                                        Minimum
                                          Actual      Requirements
                                          ------      ------------
Tier 1 risk-based capital ratio             8.8%          4.0%
Total risk-based capital ratio             11.6%          8.0%
Leverage ratio                              6.2%          4.0%

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


Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------

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

The following table shows the impact of a 200 basis upward shock on the Corporation's Gap Report as of December 31, 2000 (in $000's):

Current                                                     Cost/Revenue
                                          Under 1 Year       Over 1 Year            Total
                                          ------------       -----------            -----
Assets                                         $25,085           $14,489          $39,574
Liabilities / Equity                            18,154             4,039           22,193
                                              --------          --------         --------
Net Interest Income                            $ 6,931           $10,450          $17,381

Shock Calculation                                           Cost/Revenue
                                          Under 1 Year       Over 1 Year            Total
                                          ------------       -----------            -----

Assets                                         $30,388           $14,489          $44,877
Liabilities / Equity                            23,807             4,039           27,846
                                              --------          --------         --------
Net Interest Income                            $ 6,581           $10,450          $17,031


Summary:

Net interest income - current                  $17,381
Net interest income - shocked                   17,031
                                              --------
Change $                                       $ (350)
Change %                                        -2.05%

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------


                         Report of Independent Auditors


Board of Directors
The National Bank of Indianapolis Corporation


We have audited the accompanying consolidated balance sheets of The National Bank of Indianapolis Corporation as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The National Bank of Indianapolis Corporation at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



January 25, 2001

                  The National Bank of Indianapolis Corporation
                           Consolidated Balance Sheets

                                                                          December 31
                                                                     2000            1999
                                                             --------------------------------
Assets
Cash and due from banks                                         $  56,636,478   $  34,809,536
Federal funds sold                                                 15,533,453      17,302,304

Available-for-sale securities                                      77,038,974      46,163,821
Held-to-maturity securities                                        10,250,372       7,698,420
                                                             --------------------------------
Total investment securities                                        87,289,346      53,862,241

Loans                                                             361,601,708     311,477,835
      Less:  Allowance for loan losses                             (4,700,672)     (3,392,587)
                                                             --------------------------------
Net loans                                                         356,901,036     308,085,248
Premises and equipment                                              8,242,484       7,925,669
Accrued interest receivable                                         3,443,503       3,296,010
Stock in federal banks                                              2,089,200       1,797,500
Other assets                                                        3,631,326       2,422,956
                                                             --------------------------------
Total assets                                                    $ 533,766,826   $ 429,501,464
                                                             ================================

Liabilities and shareholders' equity
Deposits:
      Noninterest-bearing demand deposits                       $  84,977,377   $  66,799,489
      Money market and saving deposits                            214,167,590     171,147,030
      Time deposits over $100,000                                  41,092,240      35,403,389
      Other time deposits                                          70,196,346      71,658,213
                                                             --------------------------------
Total deposits                                                    410,433,553     345,008,121
Security repurchase agreements                                     57,461,254      40,195,017
FHLB advances                                                      24,000,000      14,000,000
Long-term debt                                                             --       6,000,000
Company obligated mandatorily redeemable preferred
      capital securities of subsidiary trust holding solely
      the junior subordinated debentures of the parent company     13,500,000              --
Other liabilities                                                   3,712,213       2,662,482
                                                             --------------------------------
Total liabilities                                                 509,107,020     407,865,620

Shareholders' equity:
      Common stock, no par value:
          Authorized shares; 2000 and 1999-3,000,000
          Issued and outstanding shares; 2000-1,956,962;
                           1999-1,950,171                          20,665,160      20,534,340
      Unearned compensation                                          (598,711)       (817,014)
      Retained earnings                                             4,593,023       1,943,274
      Accumulated other comprehensive income (loss)                       334         (24,756)
                                                             --------------------------------
Total shareholders' equity                                         24,659,806      21,635,844
                                                             --------------------------------
Total liabilities and shareholders' equity                      $ 533,766,826   $ 429,501,464
                                                             ================================

See accompanying notes.

                  The National Bank of Indianapolis Corporation
                        Consolidated Statements of Income

                                                               Years ended December 31
                                                          2000           1999          1998
                                                 ---------------------------------------------
Interest income:
     Interest and fees on loans                      $ 28,244,569   $ 20,639,845  $ 15,224,821
     Interest on investment securities                  5,718,341      4,420,281     4,284,039
     Interest on federal funds sold                     1,355,758      1,187,062     1,542,918
                                                 ---------------------------------------------
Total interest income                                  35,318,668     26,247,188    21,051,778

Interest expense:
     Interest on deposits                              14,723,423     11,625,462    10,761,987
     Interest on repurchase agreements                  3,003,715      1,603,397     1,281,340
     Interest on FHLB advances                          1,142,990        806,777       323,215
     Interest on long-term debt                           915,555        319,274            --
                                                 ---------------------------------------------
Total interest expense                                 19,785,683     14,354,910    12,366,542
                                                 ---------------------------------------------
Net interest income                                    15,532,985     11,892,278     8,685,236

Provision for loan losses                               1,440,000      1,010,000       680,000
                                                 ---------------------------------------------
Net interest income after provision for loan losses    14,092,985     10,882,278     8,005,236

Other operating income:
     Trust fees and commissions                         1,670,431      1,279,621       942,875
     Service charges and fees on deposit accounts         902,147        539,468       318,593
     Building rental income                               683,984        636,048        80,511
     Net gain (loss) on sale of mortgage loans             (1,008)        66,698       203,354
     Other income                                       1,022,376        840,603       495,711
                                                 ---------------------------------------------
Total other operating income                            4,277,930      3,362,438     2,041,044

Other operating expenses:
     Salaries, wages, and employee benefits             7,943,647      6,332,548     4,602,132
     Occupancy expense                                  1,214,008      1,102,170       651,269
     Furniture and equipment expense                      748,360        603,637       537,216
     Professional services                                720,966        556,707       435,210
     Data processing                                      921,227        651,720       460,172
     Business development                                 499,683        383,889       318,344
     Other expenses                                     1,953,817      1,567,164     1,164,091
                                                 ---------------------------------------------
Total other operating expenses                         14,001,708     11,197,835     8,168,434
                                                 ---------------------------------------------
Net income before tax                                   4,369,207      3,046,881     1,877,846
     Federal and state income tax                       1,719,458      1,216,561       197,500
                                                 ---------------------------------------------
Net income after tax                                 $  2,649,749   $  1,830,320  $  1,680,346
                                                 =============================================

Basic earnings per share                             $       1.39   $       0.97  $       0.90
                                                 =============================================

Diluted earnings per share                           $       1.24   $       0.88  $       0.84
                                                 =============================================

See accompanying notes.

                  The National Bank of Indianapolis Corporation
                 Consolidated Statements of Shareholders' Equity

                                                                                   Accumulated
                                                                     Retained         Other
                                        Common        Unearned       Earnings     Comprehensive
                                        Stock       Compensation     (Deficit)    Income (Loss)      Total
                                     ------------------------------------------------------------------------
Balance at December 31, 1997         $ 19,661,133   $   (699,942)  $ (1,567,392)  $        448   $ 17,394,247

Comprehensive income:
     Net income                                --             --      1,680,346             --      1,680,346
     Other comprehensive income
        Net unrealized gain on
            investments, net of tax
            of $32,852                         --             --             --        (44,896)       (44,896)
                                                                                                 ------------
Total comprehensive income                                                                          1,635,450

Issuance of stock (6,846 shares)           86,187        (14,000)            --             --         72,187
Compensation earned                            --        253,548             --             --        253,548
                                     ------------------------------------------------------------------------
Balance at December 31, 1998           19,747,320       (460,394)       112,954        (44,448)    19,355,432

Comprehensive income:
     Net income                                --             --      1,830,320             --      1,830,320
     Other comprehensive income
        Net unrealized gain on
            investments, net of tax
            of $16,614                         --             --             --         19,692         19,692
                                                                                                 ------------
Total comprehensive income                                                                          1,850,012

Issuance of stock (41,892 shares)         787,020       (684,000)            --             --        103,020
Compensation earned                            --        327,380             --             --        327,380
                                     ------------------------------------------------------------------------
Balance at December 31, 1999           20,534,340       (817,014)     1,943,274        (24,756)    21,635,844

Comprehensive income:
     Net income                                --             --      2,649,749             --      2,649,749
     Other comprehensive income
        Net unrealized gain on
            investments, net of tax
            of $219                            --             --             --         25,090         25,090
                                                                                                 ------------
Total comprehensive income                                                                          2,674,839

Issuance of stock (8,791 shares)          176,820        (81,000)            --             --         95,820
Repurchase of stock (2,000 shares)        (46,000)            --             --             --        (46,000)
Compensation earned                            --        299,303             --             --        299,303
                                     ------------------------------------------------------------------------
Balance at December 31, 2000         $ 20,665,160   $   (598,711)  $  4,593,023   $        334   $ 24,659,806
                                     ========================================================================

See accompanying notes.

                  The National Bank of Indianapolis Corporation
                      Consolidated Statements of Cash Flows

                                                                   Years ended December 31
                                                            2000            1999            1998
------------------------------------------------------------------------------------------------------
Operating activities
Net income                                             $   2,649,749   $   1,830,320   $   1,680,346
Adjustments to reconcile net income to net
     cash provided by operating activities:
         Provision for loan losses                         1,440,000       1,010,000         680,000
         Depreciation and amortization                       935,882         758,900         608,624
         Net accretion of investments                     (1,349,135)     (1,213,816)       (714,539)
         Unearned compensation amortization                  299,303         327,380         253,548
         Increase in:
            Accrued interest receivable                     (147,493)     (1,521,474)        (88,775)
            Other assets                                  (1,224,827)       (365,854)     (1,494,150)
         Increase in:
            Other liabilities                              1,049,731         889,780         675,435
                                                       ---------------------------------------------
Net cash provided by operating activities                  3,653,210       1,715,236       1,600,489

Investing activities
Net change in federal funds sold                           1,768,851      (1,152,304)       (725,000)
Proceeds from maturities of investment
     securities held to maturity                           2,953,285       5,174,107       2,369,193
Proceeds from maturities of investment
     securities available for sale                       191,818,216     132,636,137      84,204,222
Purchases of investment securities held to maturity       (5,765,926)     (2,302,070)     (1,117,056)
Purchases of investment securities available for sale   (221,333,698)   (110,210,306)   (110,213,847)
Net increase in loans                                    (50,255,788)    (83,873,785)    (69,959,495)
Purchases of premises and equipment                       (1,252,697)     (1,559,640)     (4,025,646)
                                                       ---------------------------------------------
Net cash used by investing activities                    (82,067,757)    (61,287,861)    (99,467,629)

Financing activities
Net increase in deposits                                  65,425,432      47,094,360      94,680,122
Increase in security repurchase agreements                17,266,237      14,636,811       6,216,651
Increase in FHLB advances                                 10,000,000              --      12,000,000
Proceeds from issuance of long-term debt                   1,500,000       6,000,000              --
Repayment of long-term debt                               (7,500,000)             --              --
Proceeds from issuance of capital securities              13,500,000              --              --
Repurchase of stock                                          (46,000)             --              --
Proceeds from issuance of stock                               95,820         103,020          72,187
                                                       ---------------------------------------------
Net cash provided by financing activities                100,241,489      67,834,191     112,968,960
                                                       ---------------------------------------------

Increase in cash and cash equivalents                     21,826,942       8,261,566      15,101,820
Cash and cash equivalents at beginning of year            34,809,536      26,547,970      11,446,150
                                                       ---------------------------------------------
Cash and cash equivalents at end of year               $  56,636,478   $  34,809,536   $  26,547,970
                                                       =============================================

Interest paid                                          $  18,917,557   $  14,120,910   $  12,221,455
                                                       =============================================
Income taxes paid                                      $   2,209,100   $   1,405,028   $   1,304,090
                                                       =============================================

See accompanying notes.

1. Organization and Accounting Policies

Organization

The National Bank of Indianapolis Corporation (the Corporation) was incorporated in the State of Indiana on January 29, 1993. The Corporation subsequently formed a de novo national bank, The National Bank of Indianapolis (the Bank), and a statutory trust, NBIN Statutory Trust I (the Trust). The Bank is a wholly owned subsidiary and commenced operations in December, 1993. The Trust was formed in September, 2000 as part of the issuance of capital securities. The Corporation and the Bank engage in a wide range of commercial, personal banking, and trust activities primarily in Central Indiana.

The consolidated financial statements include the accounts of the Corporation, the Bank, and the Trust with intercompany balances and transactions eliminated.

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

The allowance for loan losses is maintained at a level believed adequate by management to absorb inherent losses in the loan portfolio. The determination of the allowance is based on factors which, in management's judgment, deserve recognition under existing economic conditions in estimating possible loan losses. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance is increased by provisions for loan losses charged against income and reduced by net charge-offs.

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

Reclassifications

Certain amounts in the 1999 and 1998 financial statements have been reclassified to conform with the 2000 presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Comprehensive Income

Comprehensive income is defined as net income plus other comprehensive income, which, under existing accounting standards includes unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income is reported by the Corporation in the consolidated statements of shareholders' equity.

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

3. Restrictions on Cash and Due From Bank Accounts

The Corporation is required to maintain average reserve balances with the Federal Reserve Bank or as cash on hand or on deposit with a correspondent bank. The required amount of reserve was approximately $4,156,000 and $4,800,000 at December 31, 2000 and 1999, respectively.

4. Investment Securities

The following is a summary of available-for-sale securities and held-to-maturity securities:

                                                   Available-for-Sale Securities
                                     --------------------------------------------------------
                                                       Gross          Gross       Estimated
                                       Amortized     Unrealized     Unrealized      Fair
                                         Cost          Gain           Loss          Value
                                     --------------------------------------------------------
December 31, 2000
U.S. Treasury securities             $ 13,988,088            --   $    (13,828)  $ 13,974,260
U.S. Government agencies               58,695,209        37,591        (25,477)    58,707,323
Collateralized mortgage obligations     4,355,124         4,455         (2,188)     4,357,391
                                     --------------------------------------------------------
                                     $ 77,038,421  $     42,046   $    (41,493)  $ 77,038,974
                                     ========================================================
December 31, 1999
U.S. Treasury securities             $ 29,026,049  $      9,474   $    (20,852)  $ 29,014,671
U.S. Government agencies               10,000,000            --        (22,200)     9,977,800
Collateralized mortgage obligations     6,970,433         8,523        (16,133)     6,962,823
Asset-backed securities                   208,333           194             --        208,527
                                     --------------------------------------------------------
                                     $ 46,204,815  $     18,191   $    (59,185)  $ 46,163,821
                                     ========================================================

                                                   Held-to-Maturity Securities
                                     --------------------------------------------------------
                                                      Gross          Gross         Estimated
                                       Amortized    Unrealized     Unrealized        Fair
                                         Cost         Gain           Loss            Value
                                     --------------------------------------------------------
December 31, 2000
Collateralized mortgage obligations  $  4,351,982  $      2,752   $    (19,048)  $  4,335,686
Municipals                              5,456,729       157,334             --      5,614,063
Other securities                          441,661         9,476         (2,307)       448,830
                                     --------------------------------------------------------
                                     $ 10,250,372  $    169,562   $    (21,355)  $ 10,398,579
                                     ========================================================
December 31, 1999
Collateralized mortgage obligations  $  7,156,647  $      5,551   $    (82,378)  $  7,079,820
Other securities                          541,773         6,541            (11)       548,303
                                     --------------------------------------------------------
                                     $  7,698,420  $     12,092   $    (82,389)  $  7,628,123
                                     ========================================================

There were no sales of investment securities in 2000 or 1999.

Investment securities with a carrying value of approximately $59,500,000 and $41,200,000 at December 31, 2000 and 1999, respectively were pledged as collateral for bankruptcy accounts to the U.S. Department of Justice, Treasury Tax and Loan, and securities sold under agreements to repurchase.

The amortized cost and estimated fair value of debt and marketable equity securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                     Estimated
                                         Amortized      Fair
                                           Cost         Value
                                       -------------------------
Available-for-Sale
Due in one year or less                 $61,203,764  $61,212,383
Due after one year through five years    15,834,657   15,826,591
                                       -------------------------
                                        $77,038,421  $77,038,974
                                       =========================
Held-to-Maturity
Due after one year through five years   $   341,661  $   350,910
Due after five years through ten years    5,556,729    5,711,983
Collateralized mortgage obligations       4,351,982    4,335,686
                                       -------------------------
                                        $10,250,372  $10,398,579
                                       =========================

5. Loans and Loan Commitments

Loans consist of the following at December 31:

                                                2000          1999
                                            ---------------------------
Residential loans secured by real estate     $145,260,170  $144,843,353
Commercial loans secured by real estate        53,094,609    34,726,310
Other commercial and industrial loans         123,757,407    97,669,242
Loans to individuals for household, family,
   and other consumer expenditures             39,489,522    34,238,930
                                            ---------------------------
Total loans                                  $361,601,708  $311,477,835
                                            ===========================

In the normal course of business, the Corporation has outstanding letters of credit and loan commitments to meet the financing needs of its customers. At December 31, 2000 and 1999, unused loan commitments totaled approximately $124,762,804 and $108,956,004, respectively. Since some of these commitments are expected to expire without being drawn upon, the outstanding amounts do not necessarily represent future cash requirements.

Activity in the allowance for loan losses was as follows:

                              2000          1999          1998
                          ----------------------------------------
Beginning balance          $ 3,392,587   $ 2,626,279   $ 1,963,040
Loans charged off (net)       (131,915)     (243,692)      (16,761)
Provision for loan losses    1,440,000     1,010,000       680,000
                          ----------------------------------------
Ending balance             $ 4,700,672   $ 3,392,587   $ 2,626,279
                          ========================================

At December 31, 2000 thirteen loans with a combined balance of $906,022 were considered to be impaired. At December 31, 1999 four loans with a combined balance of $384,789 were considered to be impaired. The average balance of impaired loans during 2000 and 1999 was $494,979 and $194,668, respectively.

Loans are entirely to borrowers in the Central Indiana area.

6. Premises and Equipment

Premises and equipment consist of the following at December 31:

                                                    2000           1999
                                               ----------------------------
Land and improvements                           $  2,270,444   $  2,270,444
Building and improvements                          3,774,066      3,694,573
Construction in progress                              96,429         65,649
Leasehold improvements                             1,406,189        984,352
Furniture and equipment                            4,467,265      3,857,100
                                               ----------------------------
                                                  12,014,393     10,872,118
Less accumulated depreciation and amortization    (3,771,909)    (2,946,449)
                                               ----------------------------
Net premises and equipment                      $  8,242,484   $  7,925,669
                                               ============================

Certain Corporation facilities and equipment are leased under various operating leases. Rental expense under these leases was $175,435 and $95,086 for 2000 and 1999, respectively.

Future minimum rental commitments under noncancelable leases are:

              2001                            $237,577
              2002                             217,621
              2003                             214,785
              2004                             196,636
              2005                             186,481
           Thereafter                          492,633
                                     -----------------------
                                            $1,545,733
                                     =======================

7. Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others was $55,286,545 and $41,562,991 at December 31, 2000 and 1999, respectively.

8. Deposits

At December 31, 2000 the stated maturities of time deposits are as follows:

                                                                   Greater
                                                     Less than      than
                                                     $100,000     $100,000
                                                  --------------------------
     Mature in three months or less                 $10,289,826  $14,306,692
     Mature after three months through six months     9,964,946    4,868,249
     Mature after six months through twelve months   21,768,102   12,632,590
     Mature in 2002                                  17,152,935    5,951,896
     Mature in 2003                                   6,644,800    2,438,543
     Thereafter                                       4,375,737      894,270
                                                  --------------------------
                                                    $70,196,346  $41,092,240
                                                  ==========================

9. Other Borrowings

Security repurchase agreements are short-term borrowings that generally mature within one to three days from the transaction date. At December 31, 2000 and 1999 the weighted average interest rate on these borrowings was 5.56% and 4.71%, respectively.

All of the FHLB advances have a fixed interest rate and require monthly interest payments. The principal balances for each of the advances is due at maturity. The advances are collateralized by a pledge covering certain of the Corporation's mortgage loans and investment securities.

A schedule of the FHLB advances as of December 31, 2000 is as follows:

                        Amount           Rate       Maturity
                   -------------------------------------------

                      $2,000,000         6.40%       8/1/2001
                      10,000,000         7.03%       7/17/2002
                       6,000,000         5.66%       9/4/2003
                       3,000,000         5.39%       10/3/2005
                       3,000,000         5.55%       10/2/2008
                   ----------------
                     $24,000,000
                   ================

On March 26, 1999, the Corporation entered into a $7,500,000 Revolving Credit Agreement with Harris Trust and Savings Bank which matures on December 31, 2005. Effective September 29, 2000, the aggregate amount of the revolving line of credit was reduced from $7,500,000 to $5,000,000 and the maturity date was changed from December 31, 2005 to September 28, 2001. At December 31, 2000 and 1999, $0 and $6,000,000 was outstanding, respectively. Several interest rate options, including an adjusted LIBOR rate, are available to the Corporation on any amounts drawn on the line. Interest payments are due quarterly. The Corporation also pays a commitment fee of .25% per annum on the average daily unused portion of the line of credit. The line is collateralized by the issued and outstanding stock of the Bank. In addition, this agreement requires the maintenance of certain ratios and compliance with various other restrictive covenants.

In September 2000, the Trust, which is wholly owned by the Corporation, issued $13,500,000 of company obligated mandatorily redeemable capital securities. The proceeds from the issuance of the capital securities and common securities ($418,000) were used by the Trust to purchase from the Corporation $13,918,000 Fixed Rate Junior Subordinated Debentures. The capital securities mature September 6, 2030, have a fixed interest rate of 10.60%, and are guaranteed by the Bank. The net proceeds received by the Corporation from the sale of the capital securities were used for general corporate purposes. The indenture, dated September 7, 2000, requires compliance with certain non-financial covenants.

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

Shares subject to outstanding options are summarized as follows:

                                                   December 31
                                 2000                 1999                  1998
                         ----------------------------------------------------------------
                                    Weighted-             Weighted-             Weighted-
                                    Average               Average               Average
                                    Exercise              Exercise              Exercise
                          Options    Price     Options     Price     Options     Price
                         ----------------------------------------------------------------
Options outstanding
  at beginning of year    287,500    $13.95    190,000     $11.36     175,400     $11.01
New options granted        31,000     21.13     97,500      19.00      17,000      14.82
Options exercised            -            -      -              -     (2,400)      10.00
Options forfeited          (2,000)    19.00       -             -       -              -
                         ---------            ---------              ---------
Options outstanding
  at end of year           316,500   $14.65    287,500     $13.95     190,000      $11.36
                         =========            =========              =========

Exercisable at year end    220,500   $13.01    183,600     $11.76     163,000      $11.09

Weighted-average fair
  value of options
  granted
  during the year                     $9.77                 $8.55                   $5.74

As of December 31, 2000 total shares which may be purchased under the plans is 316,500 with option prices ranging from $10.00 to $22.50. The weighted-average remaining contractual life of those options is 6.3 years.

The Board of Directors also approved a restricted stock plan in 1993. Shares reserved by the Corporation for the restricted stock plan include 50,000 shares in 1993, 20,000 shares in 1996, and an additional 40,000 shares in 1999. Under this plan, shares were issued in the proceeding years as detailed in the following table. The Corporation recorded each stock issuance in shareholders' equity with an offsetting contra-equity account, unearned compensation, equal to the fair market value of the shares at the grant date. The unearned compensation is amortized over the vesting period.

    Fiscal Year     Number of        Unearned
      Ended       Shares Issued    Compensation    Vesting Schedule       Date Fully Vested
--------------------------------------------------------------------------------------------
      1994            48,000         $611,000       50% - July 1, 1998        July 1, 2000
                                                  25% - January 1, 1999
                                                    25% - July 1, 2000
      1997            19,000          238,465          20% per year         January 1, 2002
      1998             1,000           14,000          20% per year         January 1, 2003
      1999            36,000          684,000          5 yr. cliff           June 30, 2004
      2000             4,000           81,000          5 yr. cliff           March 16, 2005

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

Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, which also requires that the information be determined as if the Corporation has accounted for its stock options, restricted stock and warrants granted under the fair value method of that Statement. The fair value for the options and warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted- average assumptions: risk-free interest rates of 6.53% and 6.26%; a dividend yield of 0%; volatility factor of the expected market price of the Corporation's common stock of .001; and an expected life of the options of 10 years. The fair value for the restricted stock issued in 1994 was estimated to equal the fair value of unrestricted stock and be restricted for a weighted average of six years.

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

                                    2000           1999            1998
                                 -----------------------------------------
Pro forma net income             $2,442,758     $1,661,194      $1,561,978
Pro forma earnings per share:
   Basic                         $     1.28     $      .88      $      .84
   Diluted                       $     1.14     $      .80      $      .78
 .
The Corporation has a trusteed 401(k) retirement savings plan covering substantially all employees and encouraging employee contributions. Employer contributions include Board of Director discretionary contributions and the matching of a portion of employee contributions. The Corporation expensed approximately $98,000, $75,000, and $55,000 for employer contributions to the plan during 2000, 1999, and 1998, respectively.

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

The Federal Reserve Board has established standards for measuring capital adequacy based on "risk-weighting" assets according to potential credit risk and classifying capital into two tiers. At December 31, 2000, the Bank's Tier 1 capital, consisting of shareholders' equity, was $35,940,043. Tier 2 capital, which consists of the allowance for loan losses, amounted to $4,581,179. Total qualifying capital, combining Tier 1 and Tier 2 capital, therefore, amounted to $40,521,222 and risk-weighted assets (including off-balance sheet exposures) totaled $366,494,315 against which Tier 1 and Tier 1 plus Tier 2 capital are compared to determine risk-based capital ratios. The capital adequacy standards also require a minimum leverage ratio which represents the ratio of total qualifying capital to total adjusted assets.

As shown in the following table, the Bank's regulatory capital ratios are above minimum levels as of December 31.

                                           2000                     1999
                                     ----------------------------------------------
                                                Minimum                  Minimum
                                     Actual   Requirements    Actual   Requirements
                                     ----------------------------------------------
   Tier 1 risk-based capital ratio     9.8%        4.0%         9.1%        4.0%
   Total risk-based capital ratio     11.1%        8.0%        10.2%        8.0%
   Leverage ratio                      6.9%        4.0%         6.3%        4.0%

12. Related Parties

Certain directors and principal shareholders of the Corporation, including their families and companies in which they are principal owners, are loan customers of and have other transactions with the Corporation or its subsidiary in the ordinary course of business. The aggregate dollar amount of these loans was approximately $5,813,418 and $5,188,640 on December 31, 2000 and 1999,
respectively. All of the loans made were on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with unrelated parties. The amounts do not include loans made in the ordinary course of business to companies in which officers or directors of the Corporation are either officers or directors, but are not principal owners, of such companies. During 2000, new loans to these parties amounted to $665,761 and repayments amounted to $40,982.

13. Income Taxes

The Corporation applies a federal income tax rate of 34% and a state tax rate of 8.5% in the computation of tax expense or benefit. The provision for income taxes consisted of the following:

                                    2000              1999             1998
                                -------------------------------------------------
Current tax expense              $2,262,449        $1,417,719        $1,068,011
Deferred tax benefit               (542,991)         (201,158)         (316,944)
Reduce valuation allowance
   for deferred tax assets                -                 -          (553,567)
                                -------------------------------------------------
                                 $1,719,458        $1,216,561        $  197,500
                                =================================================

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

The components of the Corporation's net deferred tax assets in the consolidated statement of condition as of December 31 are as follows:

                                             2000              1999
                                        --------------------------------
Deferred tax assets:
   Allowance for loan losses              $1,861,936        $1,343,804
   Other                                     332,670           300,127
                                        --------------------------------
     Total deferred tax assets             2,194,606         1,643,931
Deferred tax liability:
   Mortgage servicing rights                (185,586)         (161,665)
   Other                                        (219)                -
                                        --------------------------------
     Total deferred tax liabilities         (185,805)         (161,665)
                                        --------------------------------
     Net deferred tax assets              $2,008,801        $1,482,266
                                        ================================

14. Fair Value of Financial Instruments

Statement No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement

14. Fair Value of Financial Instruments (contined)

of the instrument. Statement No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:

     Cash and short-term investments: The carrying amounts reported in the balance sheet for cash and short-term investments approximate those assets' fair values due to the short maturity of those assets.

     Investment securities (including collateral mortgage obligations and stock in federal banks): Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

     Loans receivable: For variable-rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for all other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest approximates its fair value.

     Deposit liabilities: The fair values disclosed for demand deposits, including interest-bearing and non-interest bearing accounts, passbook savings, and certain types of money market accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

     Short-term borrowings: The carrying amounts of borrowings under repurchase agreements, and other short-term borrowings approximate their fair values due to variable interest rates.

     Long-term debt: The fair value of amounts of borrowings under a long-term revolving line of credit .are based upon discounted cash flows using rates for similar debt with the same maturities.

     FHLB Advances: The fair value of FHLB advances are based upon discounted cash flows using rates for similar advances with the same maturities.

     Capital securities: The fair value of the preferred capital securities are based upon discounted cash flows using rates for similar securities with the same maturities.

     Off-balances-sheet instruments: Fair values of the Corporation's off-balance-sheet instruments are based on quoted fees currently charged to enter into similar agreements, taking into account the counterparties' credit standing.

The estimated fair values of the Corporation's financial instruments at December 31 are as follows:

                                                   2000                               1999
                                    -----------------------------------------------------------------------
                                           Carrying          Fair            Carrying           Fair
                                            Amount           Value            Amount            Value
                                    -----------------------------------------------------------------------
Assets
Cash and due from banks                 $  56,636,478    $  56,636,478     $  34,809,536      $34,809,536
Federal funds sold                         15,533,453       15,533,453        17,302,304       17,302,304
Investment securities
   available-for-sale                      77,038,974       77,038,974        46,163,821       46,163,821
Investment securities
   held-to-maturity                        10,250,372       10,398,579         7,698,420        7,628,123
Stock in federal banks                      2,089,200        2,089,200         1,797,500        1,797,500
Net loans                                 356,901,036      356,364,804       308,085,248      307,113,000

Liabilities
Deposits                                  410,433,553      409,620,066       345,008,121      344,588,000
Short-term borrowings                      57,461,254       57,461,254        40,195,017       40,195,017
FHLB advances                              24,000,000       23,936,057        14,000,000       14,000,000
Long-term debt                                      -                -         6,000,000        6,000,000
Capital securities                         13,500,000       14,667,799                 -                -

Off-Balance-Sheet Instruments
Loan commitments                                    -          272,902                 -          206,547
Standby and commercial letters of
   credit                                           -           46,399                 -           44,467

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

                                               2000             1999           1998
                                          ----------------------------------------------
Basic average shares outstanding             1,908,476        1,888,514      1,867,710
                                          ==============================================

Net income                                  $2,649,749       $1,830,320     $1,680,346
                                          ==============================================

Basic net income per common share                $1.39            $0.97          $0.90
                                          ==============================================

Diluted
   Average shares outstanding                1,908,476        1,888,514      1,867,710
   Nonvested restricted stock                   28,920           35,820         23,520
   Common stock equivalents
     Net effect of the assumed exercise
          of stock options                      69,164           45,831         27,710
      Net effect of the assumed
          exercise of warrants                 138,227          113,974         76,905
                                          ----------------------------------------------
Diluted average shares                       2,144,787        2,084,139      1,995,845
                                          ==============================================

Net income                                  $2,649,749       $1,830,320     $1,680,346
                                          ==============================================

Diluted net income per common share             $1.24            $0.88          $0.84
                                          ==============================================

16. Parent Company Financial Statements

The condensed financial statements of the Corporation, prepared on a parent company unconsolidated basis, are presented as follows:

Balance Sheet

                                                                December 31
                                                          2000             1999
                                                   --------------------------------
Assets
Cash                                                 $  2,229,643    $     558,183
Investment in subsidiaries                             36,405,230       27,189,852
Other assets                                              438,019                -
                                                   --------------------------------
Total assets                                          $39,072,892      $27,748,035
                                                   ================================

Liabilities and shareholders' equity
Other liabilities                                   $     495,086    $     112,191
Long-term debt                                                  -        6,000,000
Subordinated debt                                      13,918,000                -
                                                   --------------------------------
Total liabilities                                      14,413,086        6,112,191

Shareholders' equity                                   24,659,806       21,635,844
                                                   --------------------------------
Total liabilities and shareholders' equity            $39,072,892      $27,748,035
                                                   ================================

Statements of Income

                                                                         Years ended December 31
                                                                  2000             1999             1998
                                                            -------------------------------------------------
Interest income                                               $   154,624      $    10,938      $     9,299
Interest expense                                                  915,555          319,274                -
Other operating expenses:
   Unearned compensation amortization                             299,303          327,380          253,493
   Other expenses                                                  52,661           31,092           25,212
                                                            -------------------------------------------------
Total other operating expenses                                    351,964          358,472          278,705
                                                            -------------------------------------------------
Net loss before tax benefit and equity in undistributed
         net income of The National Bank of Indianapolis       (1,112,895)        (666,808)        (269,406)
Tax benefit                                                       490,356          296,326          106,712
                                                            -------------------------------------------------
Net loss before equity in undistributed net income of The
   National Bank of Indianapolis                                 (622,539)        (370,482)        (162,694)

Equity in undistributed net income of The National
   Bank of Indianapolis                                         3,272,288        2,200,802        1,843,040
                                                            -------------------------------------------------
Net income                                                    $ 2,649,749      $ 1,830,320      $ 1,680,346
                                                            =================================================

Statements of Cash Flows

                                                                         Years ended December 31
                                                                 2000             1999             1998
                                                           --------------------------------------------------
Operating activities
Net income                                                    $ 2,649,749      $ 1,830,320      $ 1,680,346
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Undistributed income of The National Bank of
       Indianapolis                                            (3,272,288)      (2,200,802)      (1,843,040)
     Unearned compensation amortization                           299,303          327,380          253,493
     Increase in other assets                                    (438,019)               -                -
     Increase in other liabilities                                382,895           26,192           62,823
                                                           --------------------------------------------------
Net cash (used by) provided by operating activities              (378,360)         (16,910)         153,622

Investing activities
Capital contribution to The National Bank of Indianapolis
                                                               (5,500,000)      (6,000,000)               -
Capital contribution to NBIN Statutory Trust I                   (418,000)               -                -
                                                           --------------------------------------------------
Net cash used by investing activities                          (5,918,000)      (6,000,000)               -

Financing activities
Proceeds from issuance of stock                                    95,820          103,020           72,187
Repurchase of stock                                               (46,000)               -                -
Proceeds of issuance of long-term debt                         15,418,000         6,000,000               -
Repayment of long-term debt                                    (7,500,000)                -               -
                                                           --------------------------------------------------
Net cash provided by financing activities                       7,967,820         6,103,020          72,187
                                                           --------------------------------------------------

Increase in cash and cash equivalents                           1,671,460            86,110         225,809

Cash and cash equivalents at beginning of year                    558,183           472,073         246,264
                                                           --------------------------------------------------
Cash and cash equivalents at end of year                      $ 2,229,643      $    558,183     $   472,073
                                                           ==================================================

17. Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2000 and 1999:

                                  March 31          June 30          September 30        December 31
                                 -------------------------------------------------------------------
2000

Interest income                  $7,835,787        $8,375,370          $9,136,099         $9,971,412
Interest expense                  4,133,777         4,479,121           5,218,742          5,954,043
                                 -------------------------------------------------------------------

Net interest income               3,702,010         3,896,249           3,917,357          4,017,369

Provision for loan losses           360,000           360,000             360,000            360,000
Other operating income              891,231         1,038,760           1,084,563          1,263,376
Other operating expense           3,388,968         3,464,215           3,457,465          3,691,060
                                 -------------------------------------------------------------------

Net income before tax               844,273         1,110,794           1,184,455          1,229,685

Federal and state income tax        342,650           452,264             452,470            472,074
                                 -------------------------------------------------------------------

Net income after tax              $ 501,623         $ 658,530           $ 731,985          $ 757,611
                                 ===================================================================

Basic earnings per share           $   0.26          $   0.35            $   0.38           $   0.40
Diluted earnings per share         $   0.24          $   0.31            $   0.34           $   0.35

1999

Interest income                  $5,738,352        $6,224,153          $6,837,791         $7,446,892
Interest expense                  3,238,711         3,458,480           3,660,219          3,997,500
                                 -------------------------------------------------------------------

Net interest income               2,499,641         2,765,673           3,177,572          3,449,392

Provision for loan losses           240,000           240,000             240,000            290,000
Other operating income              759,613           817,181             840,444            945,200
Other operating expense           2,428,267         2,672,950           2,833,501          3,263,117
                                 -------------------------------------------------------------------

Net income before tax               590,987           669,904             944,515            841,475

Federal and state income tax        234,090           267,108             378,091            337,272
                                 -------------------------------------------------------------------

Net income after tax              $ 356,897         $ 402,796           $ 566,424          $ 504,203
                                 ===================================================================

Basic earnings per share           $   0.19          $   0.21            $   0.30           $   0.27
Diluted earnings per share         $   0.17          $   0.19            $   0.27           $   0.25

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
------------------------------------------------------------------------

         Not applicable.


PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The following sets forth information as to each director and executive officer of the Corporation and the Bank as of December 31, 2000, including their ages, present principal occupations, other business experience during the last five years and directorships in other publicly held companies. Each individual's service with the Corporation and the Bank began at the formation of the Corporation in 1993, unless otherwise noted. In addition, all current directors of the Corporation are also current directors of the Bank. Certain family relationships exist among the directors of the Corporation. Michael S. Maurer and Morris L. Maurer are cousins. There are no arrangements or understandings between any of the directors pursuant to which any of them have been selected for their respective positions.

     KATHRYN G. BETLEY - Age 58, Term Expires 2000. Ms. Betley, a director, has been chairman of the board, secretary and co-owner of Romancing the Seasons, a retail store located in Indianapolis, from 1989 through the present. Ms. Betley is an active community volunteer in the Indianapolis area and is involved with and serves on the boards of many civic organizations.

     JAMES M. CORNELIUS - Age 57, Term Expires 2001. Mr. Cornelius, a director, is chairman of the board of directors of Guidant Corporation, a global medical device company traded on the New York and Pacific Stock Exchanges. He was elected to this position in September 1994 and joined Guidant full time following his retirement from Eli Lilly and Company in October 1995. He served as vice president of finance and chief financial officer at Lilly from January 1983 until his retirement and served on its Board and Executive Committee from December 1986. Mr. Cornelius serves on the Board of Directors for American United Life Insurance Company, American United Mutual Insurance Holding Company, Hughes Electronics, Lilly Industries, Inc., and The Chubb Corporation and is a member of the Board of Trustees for University of Indianapolis, DePauw University, and Indianapolis Museum of Art. He served as a director of Indiana National Bank from 1982 through 1992.

     DAVID R. FRICK - Age 56, Term Expires 2000. Mr. Frick, a director, is the executive vice president and chief legal and administrative officer of Anthem Insurance Companies, Inc. (a health care management and health insurance company). He served as managing partner of Baker & Daniels, one of Indiana's largest law firms, from 1987 through 1992. Mr. Frick was engaged in the private practice of law from 1969 to 1976, when he became Corporation Counsel and Deputy Mayor of the City of Indianapolis. Mr. Frick returned to the private practice of law in 1982 in Indianapolis. Mr. Frick is a member of the Board of Managers of Anthem Prescription Management LLC, President and Director of Anthem Blue Cross and Blue Shield Foundations, Inc. Mr. Frick is also a director of Anthem Benefit Administrators, Inc., Anthem East, Inc., Anthem Financial, Inc., Anthem Health Plans of Connecticut, Inc., Anthem Health Plans of Maine, Inc., Anthem Health Plans of New Hampshire, Inc., Anthem Life Insurance Company, Anthem Midwest, Inc., Anthem West, Inc., Associated Group, Inc., The Anthem Companies, Inc., AdminaStar Federal, Inc., AllMed Financial Corp., HMO Colorado, Inc,. Health Care Ventures, Inc., Health Initiatives, Inc., Lease Partners, Inc., Matthew Thornton Health Plan, Inc., Matthew Thornton Insurance, Inc., Northeast Consolidated Services, Inc., Occupational Healthcare Management Services, Inc., Raffensperger, Hughes & Co., Inc., Rocky Mountain Administrative Services Company, Inc., Rocky Mountain Health Care Corporation, Rocky Mountain Hospital and Medical Service, Inc.

     ANDRE B. LACY - Age 61, Term Expires 2002. Mr. Lacy, a director, began his career in 1961 with the predecessor of Lacy Diversified Industries, Inc. as an analyst. Mr. Lacy held various positions with the company before becoming chairman and chief executive officer of LDI, Ltd. (Limited Partnership) and its subsidiaries. Its various entities include: Lacy Distributions, Inc.; Major Video Concepts; Tucker-Rocky Distributing; Answer Products, Inc.; and FinishMaster, Inc.

     Mr. Lacy was a director of Merchants National Bank & Trust Company and Merchants National Corporation/National City Corporation from 1979 through 1992. He also served as chairman of the Finance Committee and as a member of the Executive Committee. Mr. Lacy is currently a director of IPALCO Enterprises, Inc., Patterson Dental Co., Indianapolis Chamber of Commerce, Indiana Chamber of Commerce, Economic Club of Indianapolis, Inc., Corporate Community Council; Herff Jones, and FinishMaster, Inc. He is also the Chairman of Community Leaders Allies for Superior Schools, a Trustee of Hudson Institute, serves on the Board of Governors of United Way of Central Indiana and is on the Board of Trustees of Rose-Hulman Institute of Technology.

     G. BENJAMIN LANTZ, JR. - Age 64, Term Expires 2001. Dr. Lantz, a director, was president of the University of Indianapolis from 1988 through May 1998. He is currently retired. He served approximately 18 years in the administration of various colleges before he became vice president, administration and development at NESCO, Inc., a privately held manufacturing, real estate and engineering company located in Mayfield Heights, Ohio. Dr. Lantz's responsibilities included supervision of legal counsel and corporate recruitment. Dr. Lantz was also involved in acquisitions and divestitures and locating, analyzing and negotiating and conducting due diligence activities for the purchase of companies. Dr. Lantz also monitored corporate activities for four companies. He is a director of Meridian Mutual Insurance Company and Administar Federal Inc.

     WILLIAM J. LOVEDAY - Age 57, Term Expires 2001. Mr. Loveday, a director, is currently the president and chief executive officer of Clarian Health Partners, Inc. Mr. Loveday has served in that capacity since 1988. Mr. Loveday is also a director of Indianapolis Life Insurance Company, Indiana Health Industry Forum, Healthcare Research Development Institute, Inc., IUPUI Board of Advisors, and Indiana Health and Hospital Association. From 1983 to 1988, Mr. Loveday was executive vice president and chief operating officer of Memorial Medical Center of Long Beach, California.

     MICHAEL S. MAURER - Age 58, Term Expires 2001. Mr. Maurer, the chairman of the board of the Corporation and the Bank, was self-employed as an attorney from 1969 through 1988. In 1987 Mr. Maurer became chief executive officer and fifty percent owner of MYSTAR Corp., a broadcasting company which owns Indianapolis radio stations WTPI-FM, WZPL-FM and WMyS-AM. In 1990 Mr. Maurer became chief executive officer and fifty percent owner of IBJ Corp., a publishing company which owns The Indianapolis Business Journal, The Court and Commercial Record, Indiana Lawyer, and Senior Beacon. From April 1991 through December 1992, Mr. Maurer served as a director and member of the Executive Committee of Merchants National Bank/National City Bank, Indianapolis, Indiana. Mr. Maurer is currently a director of IPALCO Enterprises, Inc. Jewish Community Relations Council, Indianapolis Chamber of Commerce, Central Indiana Corporate Partnership, Inc., Greater Indianapolis Progress Committee, United Way of Central Indiana, and Indianapolis Power and Light Company.

     MORRIS L. MAURER - Age 49, Term Expires 2002. Mr. Maurer is the president, chief executive officer and a director of the Corporation and the Bank. He was employed by Indiana National Bank/INB Financial Corporation from 1975 through 1992. In Mr. Maurer's capacity as senior vice president, he was responsible for corporate-wide strategic planning, venture capital, chairman of corporate and lead bank ALCO committees, mergers and acquisitions, and economic research. As chief financial officer, Mr. Maurer was responsible for general accounting, controller, investment, funds desk, security sales and brokerage functions. In addition, Mr. Maurer was a member of the executive management committee, and chairman of the state-wide bank integration committee. Mr. Maurer is a director of Indianapolis Symphony Orchestra, Community Hospital Foundation and Historic Landmarks Foundation of Indiana. In addition, he serves as the Treasurer of Indianapolis Civic Theatre and serves on the Advisory Board of Indianapolis Downtown Inc.

     PHILIP B. ROBY - Age 57, Term Expires 2000. Mr. Roby is the executive vice president, chief operating officer and a director of the Corporation and the Bank and is also the chief lending officer of the Bank. He began his career at Indiana National Bank in 1965 in its Management Training Program. During the years between 1967 to 1973, Mr. Roby worked as a Commercial Lending Officer and Correspondent Banking Officer at Indiana National Bank. In 1973, he was named manager of the Commercial Credit Department with responsibility for the Commercial Credit Training Program in Commercial Loan Analysis. In 1975, he became president of two real estate subsidiaries of the parent holding company, Indiana National Financial Corporation.

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

     TODD H. STUART - Age 36, Term Expires 2002. Mr. Stuart, a director, has been employed by Stuart's Household Furniture Moving & Storage, Inc., a household and commercial moving, packing and warehousing business since 1983. As vice president of the company, Mr. Stuart's responsibilities include sales, daily operations and supervision of more than 40 employees. Mr. Stuart is also a director of Brightpoint, Inc., Indianapolis Convention & Visitors Bureau and Indianapolis Civic Theatre as well as a member of the Board of Governors of the Indianapolis Museum of Art.

     DEBRA L. ROSS - Age 39. Ms. Ross is the chief financial officer of the Corporation and the Bank. She was employed as a staff accountant at KPMG-Peat Marwick from 1987 to 1989. From 1989 to 1993 she was employed by Summit Bank as assistant vice president and assistant controller, where she was responsible for developing and administering accounting policies and procedures, regulatory reporting, financial analysis, budgeting, and directing and supervising the activities of the accounting and cash management departments.

Executive Officers of the Corporation
-------------------------------------

     The executive officers of the Corporation, all of whom serve for a one year term, consist of Michael S. Maurer, chairman of the board; Morris L. Maurer, president and chief executive officer; Philip B. Roby, executive vice president, chief operating officer and chief lending officer; and Debra L. Ross, chief financial officer.

Item 11.  Executive Compensation
--------------------------------

Compensation of Directors
-------------------------

     Directors of the Corporation and the Bank did not receive a fee in cash for serving in such capacity during 2000 and neither the Corporation nor the Bank are currently paying any director fees in cash. In June 1996 the Board of Directors adopted a resolution providing that Directors be compensated with stock options each year having a net present value between approximately $17,500 to $20,000 until such time as the Directors are compensated with cash compensation. In 2000, Messrs. Cornelius, Frick, Lacy, Lantz, Loveday and Stuart and Ms. Betley each were granted options for 2,000 shares, exercisable at $22.50 per share, during a ten year period.

Compensation Committee Report
-----------------------------

     Decisions on compensation of the Corporation's executives are made by the Compensation Committee of the Board, which also serves as the Compensation Committee of the Bank. Each member of the Compensation Committee is a non-employee director. All decisions of the Compensation Committee relating to the compensation of the Corporation and the Bank's executive officers are reviewed by the full Board. Set forth below is a report submitted by Messrs. Cornelius, Michael S. Maurer, Lacy, and Loveday in their capacity as the Compensation Committee, addressing the Corporation's compensation policies for the fiscal year ended December 31, 2000 as they affected the Corporation's and the Bank's executive officers.

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

         Bonus Amounts

         During 2000, the Board of Directors approved an incentive bonus plan ("Incentive Bonus Plan") for all employees of the Bank applicable only in 2000. Under the terms of the Incentive Bonus Plan, all employees were entitled to receive a bonus of up to 15% of their salary, depending upon the amount, if any, by which the Bank exceeded its profit plan. In addition, additional bonus payments in the aggregate amount of $24,000 were made to individuals for exceptional individual performance in areas considered to be critical to the success of the Bank.

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

         Mr. Maurer's 2000 Compensation

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

Compensation Committee Insider Participation
--------------------------------------------

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

Summary Compensation Table
--------------------------

         The following table sets forth for the fiscal year ending December 31, 2000 the cash compensation paid by the Corporation or the Bank, as well as certain other compensation paid or awarded during those years, to the chief executive officer and any other executive officer whose total annual salary and bonus equaled or exceeded $100,000.

-------------------------------------------------------------------------------------------------------------------
                                  Annual Compensation (1)            Long Term Compensation
-------------------------------------------------------------------------------------------------------------------
Name and Principal    Year     Salary($)(2)    Bonus($) (3)      Restricted         Securities             All
Position                                                            Stock           Underlying            Other
                                                                Awards($)(4)       Options/SARS       Compensation
                                                                                       (#)                 (5)
-------------------------------------------------------------------------------------------------------------------
Morris L. Maurer,     2000       $189,069         $23,520            $0                -0-               $3,740
President and         1999       $177,231         $26,585         $120,000            12,500             $3,520
Chief Executive       1998       $167,019         $20,952            $0                -0-               $3,520
Officer
-------------------------------------------------------------------------------------------------------------------
Philip B. Roby,       2000       $168,923         $21,014            $0                -0-               $3,740
Executive Vice        1999       $156,770         $23,515         $100,000            10,000             $3,520
President and         1998       $146,144         $18,864            $0                -0-               $3,409
Chief Operating
Officer
-------------------------------------------------------------------------------------------------------------------

(1) While executive officers enjoy certain perquisites, such perquisites are less than 5% of such officer's salary and bonus and are not required to be reported.

(2) Effective July 1, 2000 the salary of Morris L. Maurer was increased from $180,000 to $190,800 and the salary of Philip B. Roby was increased from $160,000 to $170,000. Effective July 1, 1999 the salary of Morris L. Maurer was increased from $165,000 to $180,000 and the salary of Philip B. Roby was increased from $145,000 to $160,000. Effective July 1, 1998 the salary of Morris L. Maurer was increased from $150,000 to $165,000 and the salary of Philip B. Roby was increased from $130,000 to $145,000.

(3) Amounts include amounts awarded under the Incentive Bonus Plan and additional amounts deemed appropriate by the Board of Directors in recognition of performance critical to the success of the Bank.

(4) The 1999 award reported in the table represents awards under the 1993 Restricted Stock Plan of the Corporation. One hundred percent of these shares of restricted stock awarded in 1999 will vest on June 17, 2004. The amounts in the table represent an assumed value of $20.00 per share for 1999, which is the value determined by the Board of Directors for purposes of the Corporation's 401(k) Savings Plan to be the "fair market value" of a share of the Corporation's Common Stock at December 31, 1999, without giving effect to the diminution in value attributable to the restrictions on such stock. Dividends, if declared by the Corporation, would be paid on the restricted shares at the same time and rate as dividends paid to shareholders of unrestricted shares. At December 31, 2000, the total number and value (based on a value of $23.00 per share) of shares of restricted stock held by Messrs. Maurer and Roby were as follows: Mr. Maurer (33,000 shares; $759,000); and Mr. Roby (24,000 shares; $552,000). The assumed value of $23.00 at December 31, 2000 is the value determined by the Board of Directors for purposes of the Corporation's 401(k) Savings Plan to be the "fair market value" of a share of the Corporation's Common Stock at December 31, 2000, without giving effect to the diminution in value attributable to the restrictions on such stock. Because there is not an established trading market for the Common Stock, the assumed price of $23.00 may not reflect the actual price which would be paid for a share of the Common Stock in an active or established trading market and should not necessarily be relied upon when determining the value of a shareholder's investment.

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

         A total of 220,000 shares has been reserved for issuance under the Employee Stock Option Plan. As of December 31, 2000, 6,300 shares were available for issuance under the Employee Stock Option Plan.

Aggregate Fiscal Year-end Option Values Table

         The following table shows the number of shares covered by both exercisable and non-exercisable stock options by Messrs. M.L. Maurer and Roby as of December 31, 2000. Also reported are the values for the "in-the-money" options, which represent the positive spread between the exercise price of any such existing stock options and the year-end assumed price of the Common Stock. For purposes of the following table, the year-end price of the stock was assumed to be $23.00, which is the value determined by the Board of Directors for purposes of the Corporation's 401(k) Savings Plan to be the "fair market value" of a share of the Corporation's Common Stock at December 31, 2000. Because there is not an established trading market for the Common Stock, the assumed price of $23.00 may not reflect the actual price which would be paid for shares of the Common Stock in an active or established trading market and should not necessarily be relied upon when determining the value of a shareholder's investment.

------------------------------------------------------------------------------------
                        Number of Shares Underlying         Value of Unexercised
                            Unexercised Options             in-the-Money Options
                            at Fiscal Year End               at Fiscal Year End
                                   (#)                               ($)
------------------------------------------------------------------------------------
    Name               Exercisable    Unexercisable    Exercisable    Unexercisable
------------------------------------------------------------------------------------
Morris L. Maurer          37,500          10,000         $465,000        $40,000
------------------------------------------------------------------------------------
Philip B. Roby            27,000           8,000         $333,000        $32,000
------------------------------------------------------------------------------------

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

         The Directors' Plan provides for the grant of nonqualified stock options to acquire shares of the Corporation at a price equal to the greater of $10.00 or the fair market value of the shares on the date of grant. A total of 150,000 shares has been reserved for issuance under the Directors' Plan. There are currently 49,300 shares available for issuance under the Directors' Plan.

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

         The Restricted Stock Plan provides for the issuance of up to 110,000 shares. The plan expires on May 31, 2006. There are currently 3,500 shares available to be awarded under the Restricted Stock Plan.

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

Five-Year Total Shareholder Return
----------------------------------

         The following indexed graph indicates the Corporation's total return to its shareholders on its common stock for the past five years, assuming dividend reinvestment, as compared to total return for the Russell 2000 Index and the peer group index (which is a line-of-business index developed by an independent third party consisting of stocks of banks with assets between $250 million and $500 million). The comparison of total return on investment for each of the periods assumes that $100 was invested on January 1, 1996, in each of the Corporation, the Russell 2000 Index, and the peer group index. Shares of the common stock of the Corporation are not traded on any national or regional exchange or in the over-the-counter market and there is no established market for the common stock. As such, the values set forth below as of December 31 of each year is the value determined by the Board of Directors for purposes of the Corporation's 401(k) Savings Plan to be the "fair market value" of a share of the Corporation's common stock at such date. Because there is not an established trading market for the common stock, these prices may not reflect the actual price which would have been paid for a share of the common stock in an active or established trading market and should not necessarily be relied upon when determining the value of a shareholder's investment.


                   Comparative 5-Year Cumulative Total Return
                             Among the Corporation,
                     Russell 2000 Index and Peer Group Index


                        [PERFORMANCE CHART APPEARS HERE]


                    Assumes $100 Invested on January 1, 1996
                          Assumes Dividends Reinvested
                             Year Ended December 31

                         1995          1996         1997          1998         1999          2000
                       -----------------------------------------------------------------------------
Corporation             $100.00       $114.28      $133.33       $166.66      $109.47       $219.04
Peer Group Index        $100.00       $116.49      $142.55       $138.92      $168.45       $163.36
Russell 2000 Index      $100.00       $129.85      $224.58       $201.12      $187.11       $180.15

Item 12.  Security ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

         The following table contains information concerning individuals or entities who, to the knowledge of the Corporation, beneficially owned on December 31, 2000, more than 5% of the Common Stock of the Corporation:

---------------------------------------------------------------------------------------
Name and Address of Beneficial Owner   Shares Beneficially Owned      Percent of Class
---------------------------------------------------------------------------------------
Michael S. Maurer                             656,250 (1)                   28.0%
---------------------------------------------------------------------------------------
Morris L. and Janis Maurer                    157,528 (2)                   7.8%
---------------------------------------------------------------------------------------
Eugene and Marilyn Glick                        125,000                      6.4%
---------------------------------------------------------------------------------------

(1) Includes 384,375 shares which Mr. Maurer may acquire pursuant to stock warrants. See "Employee Benefit Plans -- Warrants."

(2) Includes 37,500 shares which Mr. Maurer has the right to acquire pursuant to the exercise of stock options and 38,000 shares which Mr. Maurer has the right to acquire pursuant to stock warrants, 33,000 shares of restricted stock, and 1,528 shares in the 401(k) Plan allocated to the account of Mr. Maurer. See "Employee Benefit Plans -- 1993 Employees' Stock Option Plan, and -- Warrants."

         The following table sets forth as of December 31, 2000 the total number of shares of Common Stock of the Corporation beneficially owned by each director and executive officer of the Corporation and by all directors and executive officers as a group. The number of shares shown as being beneficially owned by each director and executive officer are those over which he or she has sole or shared voting or investment power.

-----------------------------------------------------------------------------------

         Name of Beneficial Owner              Number of Shares   Percent of Class

-----------------------------------------------------------------------------------
Kathryn G. Betley                                   12,875 (1)            0.7%
-----------------------------------------------------------------------------------
James M. Cornelius                                  29,500 (2)            1.5%
-----------------------------------------------------------------------------------
David R. Frick                                      23,250 (2)            1.2%
-----------------------------------------------------------------------------------
Andre B. Lacy                                       45,000 (2)            2.3%
-----------------------------------------------------------------------------------
G. Benjamin Lantz, Jr.                              20,750 (2)            1.1%
-----------------------------------------------------------------------------------
William J. Loveday                                  11,400 (1)            0.6%
-----------------------------------------------------------------------------------
Michael S. Maurer                                  656,250 (3)           28.0%
-----------------------------------------------------------------------------------
Morris L. Maurer                                   157,528 (4)            7.8%
-----------------------------------------------------------------------------------
Philip B. Roby                                      64,937 (5)            3.3%
-----------------------------------------------------------------------------------
Todd H. Stuart                                      20,125 (2)            1.0%
-----------------------------------------------------------------------------------
Directors and executive officers as a group       1,048,250 (6)          41.0%
(consisting of 11 individuals)
-----------------------------------------------------------------------------------

(1) Includes 11,000 shares which such individual has the right to acquire pursuant to the exercise of options. See "Employee Benefit Plans -- 1993 Directors' Stock Option Plan."

(2) Includes 17,000 shares which such individual has the right to acquire pursuant to the exercise of options. See "Employee Benefit Plans -- 1993 Directors' Stock Option Plan."

(3) Includes 384,375 shares which Mr. Maurer may acquire pursuant to stock warrants. See "Employee Benefit Plans -- Warrants."

(4) Includes 37,500 shares which Mr. Maurer has the right to acquire pursuant to the exercise of stock options, 38,000 shares which Mr. Maurer has the right to acquire pursuant to stock warrants, 33,000 shares of restricted stock, and 1,528 shares in the 401(k) Plan allocated to the account of Mr. Maurer. See "Employee Benefit Plans -- 1993 Employee Stock Option Plan," "--1993 Restricted Stock Plan," and " -- Warrants."

(5) Includes 27,000 shares which Mr. Roby has the right to acquire pursuant to the exercise of stock options, 24,000 shares of restricted stock, and 1,437 shares in the 401(k) Plan allocated to the account of Mr. Roby. See "Employee Benefit Plans -- 1993 Employee Stock Option Plan" and "--1993 Restricted Stock Plan."

(6) Includes 736 shares in the Corporation's 401(k) Plan allocated to the account of Debra L. Ross, the Chief Financial Officer of the Corporation, 2,500 shares of restricted stock owned by Ms. Ross, and 3,400 shares which Ms. Ross has the right to acquire pursuant to the exercise of stock options. See "Employee Benefit Plans -- 1993 Employee Stock Option Plan" and "--1993 Restricted Stock Plan."

Item 13.  Certain Relationships and Related Transactions.
---------------------------------------------------------

         The Corporation's officers and directors, as well as firms and companies with which they are associated, have banking transactions with the Bank. It is the policy of the Bank that any credit extended to such persons, firms and companies will be extended only in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and will not involve more than the normal risk of collectability or present other unfavorable features.

Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on From 8-K
--------------------------------------------------------------------------

(a) (1) The following consolidated financial statements are included in Item 8:
                                                                 Page Number in
                                                                      10-K

         Independent Auditors' Report on Consolidated Financial
         Statements                                                    29

         Consolidated Balance Sheets December 31, 2000 and 1999        30

         Consolidated Statement of Income                              31
         For the years ended December 31, 2000, 1999 and 1998

         Consolidated Statements of Shareholders' Equity               32
         For the years ended December 31, 2000, 1999 and 1998

         Consolidated Statements of Cash Flow                          33
         For the years ended December 31, 2000, 1999, and 1998

         Notes to consolidated Financial Statements                    34

     (2) See response to Item 14 (a)(1). All other financial statement schedules have been omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

     (3)  List of Exhibits

  Exhibit
  Number  Description
  ------  -----------
     3a) Articles of Incorporation of the Corporation, filed as Exhibit 3(i) to the Corporation's Form 10-K are incorporated by reference and Articles of Amendment

     3b) Bylaws of the Corporation, filed as Exhibit 3(ii) to the Corporation's Form 10-K are incorporated by reference

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


(Registrant)    The National Bank of Indianapolis Corporation
                ---------------------------------------------

By (Signature and Title)      /S/                               March 27, 2001
                              -------------------------------   --------------
                              Morris L. Maurer, President &          Date
                              Principal Executive  Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title)      /S/                               March 27, 2001
                              -------------------------------   --------------
                              Morris L. Maurer, President &          Date
                              Principal Executive Officer

By (Signature and Title)      /S/                               March 27, 2001
                              -------------------------------   --------------
                              Philip B. Roby, Executive Vice         Date
                              President

By (Signature and Title)      /S/                               March 27, 2001
                              -------------------------------   --------------
                              Debra L. Ross, Principal               Date
                              Financial and Accounting Officer

By (Signature and Title)      /S/                               March 27, 2001
                              -------------------------------   --------------
                              Michael S. Maurer, Chairman of         Date
                              the Board

By (Signature and Title)      /S/                               March 27, 2001
                              -------------------------------   --------------
                              Kathryn G. Betley, Director            Date

By (Signature and Title)      /S/                               March 27, 2001
                              -------------------------------   --------------
                              James M. Cornelius, Director           Date

By (Signature and Title)      /S/                               March 27, 2001
                              -------------------------------   --------------
                              David R. Frick, Director               Date

By (Signature and Title)      /S/                               March 27, 2001
                              -------------------------------   --------------
                              Andre B. Lacy, Director                Date

By (Signature and Title)      /S/                               March 27, 2001
                              -------------------------------   --------------
                              William J. Loveday, Director           Date

By (Signature and Title)      /S/                               March 27, 2001
                              -------------------------------   --------------
                              G. Benjamin Lantz, Director            Date

By (Signature and Title)      /S/                               March 27, 2001
                              -------------------------------   --------------
                              Todd H. Stuart, Director               Date

Exhibit Index
-------------

     3(i)* Articles of Incorporation of The National Bank of Indianapolis Corporation and Articles of Amendment

    3(ii)      By-laws of The National Bank of Indianapolis Corporation

    10(i)      1993 Key Employees' Stock Option Plan

   10(ii)      1993 Directors' Stock Option Plan

  10(iii)      1993 Restricted Stock Plan

       21*     Subsidiaries of The National Bank of Indianapolis Corporation

---------
* filed herein