Form 10-Q
period 2001-03-31
NATIONAL BANK OF INDIANAPOLIS CORP
filed 2001-05-07
CIK 912382

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
 X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ___________

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

As of April 30, 2001, there were 1,957,962 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one):

                           Yes                 No  X
                                ---               ---

                                Table of Contents
                  The National Bank of Indianapolis Corporation

                               Report on Form 10-Q
                                for Quarter Ended
                                 March 31, 2001


PART I -       FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)
               Consolidated Balance Sheets - March 31, 2001
               and December 31, 2000..........................................1
               Consolidated Statements of Income - Three months
               ended March 31, 2001 and 2000..................................2
               Consolidated Statements of Cash Flows - Three months
               ended March 31, 2001 and 2000 .................................3
               Consolidated Statements of Shareholders' Equity - Three months ended March 31, 2001 and 2000..................................4
               Notes to Consolidated Financial Statements.....................5


Item 2.        Management's Discussion and Analysis......................7 - 11

Item 3.        Quantitative and Qualitative Disclosures about
               Market Risk...................................................11


PART II -      OTHER INFORMATION

Item 1.        Legal Proceedings.............................................12
Item 2.        Changes in Securities.........................................12
Item 3.        Default Upon Senior Securities................................12
Item 4.        Submission of Matters to a Vote of Security Holders...........12
Item 5.        Other Information ............................................12
Item 6.        Exhibits and Reports on Form 8-K..............................12

Signatures     ..............................................................12

                  The National Bank of Indianapolis Corporation
                           Consolidated Balance Sheets

                                                                      March 31,     December 31,
                                                                           2001             2000
                                                                    (Unaudited)           (Note)
                                                  ----------------------------------------------
Assets
Cash and due from banks                                           $  66,681,645    $  56,636,478
Federal funds sold                                                   19,662,667       15,533,453
Investment securities
       Available-for-sale securities                                102,185,960       77,038,974
       Held-to-maturity securities                                    9,584,759       10,250,372
                                                  ----------------------------------------------
Total investment securities                                         111,770,719       87,289,346

Loans                                                               385,746,938      361,601,708
       Less:  Allowance for loan losses                              (5,049,227)      (4,700,672)
                                                  ----------------------------------------------
Net loans                                                           380,697,711      356,901,036
Premises and equipment                                                8,220,979        8,242,484
Accrued interest                                                      2,839,060        3,443,503
Stock in federal banks                                                2,481,500        2,089,200
Other assets                                                          3,822,951        3,631,326
                                                  ----------------------------------------------
Total assets                                                      $ 596,177,232    $ 533,766,826
                                                  ==============================================

Liabilities and shareholders' equity
Deposits:
       Noninterest-bearing demand deposits                        $  83,657,322    $  84,977,377
       Money market and savings deposits                            225,125,463      214,167,590
       Time deposits over $100,000                                   43,212,005       41,092,240
       Other time deposits                                           73,160,575       70,196,346
                                                  ----------------------------------------------
Total deposits                                                      425,155,365      410,433,553
Security repurchase agreements                                       93,773,358       57,461,254
FHLB advances                                                        34,000,000       24,000,000
Company obligated mandatorily redeemable preferred capital
       securities of subsidiary trust holding solely the junior
       subordinated debentures of the parent company                 13,500,000       13,500,000
Other liabilities                                                     4,000,191        3,712,213
                                                  ----------------------------------------------
Total liabilities                                                   570,428,914      509,107,020

Shareholders' equity:
       Common stock, no par value:
       Authorized shares - 3,000,000
       Issued and outstanding shares; 2001 - 1,957,962;
            2000 - 1,956,962                                         20,688,160       20,665,160
       Unearned compensation                                           (569,367)        (598,711)
       Retained earnings                                              5,433,316        4,593,023
       Accumulated other comprehensive income                           196,209              334
                                                  ----------------------------------------------
Total shareholders' equity                                           25,748,318       24,659,806
                                                  ----------------------------------------------
Total liabilities and shareholders' equity                        $ 596,177,232    $ 533,766,826
                                                  ==============================================

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.

                  The National Bank of Indianapolis Corporation
                        Consolidated Statements of Income
                                   (Unaudited)

                                                      Three months ended
                                                            March 31
                                                       2001            2000
                                            -----------------------------------
Interest income:
 Interest and fees on loans                           $ 7,826,668   $ 6,423,582
 Interest on investment securities                      1,939,113     1,128,808
 Interest on federal funds sold                           339,828       283,397
                                            -----------------------------------
Total interest income                                  10,105,609     7,835,787

Interest expense:
 Interest on deposits                                   3,943,911     3,262,024
 Interest on repurchase agreements                      1,019,465       530,069
 Interest on FHLB advances                                412,220       201,161
 Interest on long term debt                               360,337       140,523
                                            -----------------------------------
Total interest expense                                  5,735,933     4,133,777
                                            -----------------------------------
Net interest income                                     4,369,676     3,702,010

Provision for loan losses                                 360,000       360,000
                                            -----------------------------------
Net interest income after provision for loan losses     4,009,676     3,342,010

Other operating income:
 Trust fees and commissions                               489,280       387,038
 Building rental income                                   125,458       174,385
 Service charges and fees on deposit accounts             358,474       186,343
 Net gain (loss) on sale of mortgage loans                135,654      (100,891)
 Other income                                             295,387       244,356
                                            -----------------------------------
Total operating income                                  1,404,253       891,231

Other operating expenses:
 Salaries, wages and employee benefits                  2,171,139     1,877,190
 Occupancy expense                                        356,463       301,055
 Furniture and equipment expense                          198,080       175,646
 Professional services                                    226,111       184,949
 Data processing                                          289,958       234,249
 Business development                                     199,737       120,989
 Other expenses                                           603,885       494,890
                                            -----------------------------------
Total other operating expenses                          4,045,373     3,388,968
                                            -----------------------------------
Net income before tax                                   1,368,556       844,273
 Federal and state income tax                             528,263       342,650
                                            -----------------------------------
Net income after tax                                  $   840,293   $   501,623
                                            ===================================

Basic earnings per share                              $      0.44   $      0.26
                                            ===================================

Diluted earnings per share                            $      0.39   $      0.24
                                            ===================================

              See notes to condensed consolidated financial statements.

                  The National Bank of Indianapolis Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                  Three months ended
                                                                       March 31
                                                                 2001             2000
                                                        ------------------------------------
Operating Activities
Net Income                                                    $     840,293    $     501,623
Adjustments to reconcile net income to net cash
       provided (used) by operating activities:
           Provision for loan losses                                360,000          360,000
           Depreciation and amortization                            268,064          221,119
           Net accretion of investments                            (658,014)         (66,194)
           Unearned compensation amortization                        29,344           95,346
           (Increase) decrease in:
                Accrued interest receivable                         604,443          309,218
                Other assets                                       (320,101)        (215,729)
           Increase (decrease) in:
                Other liabilities                                   287,978          391,369

                                                        ------------------------------------
Net cash provided by operating activities                         1,412,007        1,596,752
                                                        ------------------------------------

Investing Activities
Net change in federal funds sold                                 (4,129,214)       1,483,852
Proceeds from maturities of investment securities held
       to maturity                                                  677,688          716,365
Proceeds from maturities of investment securities available
       for sale                                                  52,185,642       38,708,846
Purchases of investment securities held to maturity                (392,300)         (15,000)
Purchases of investment securities available for sale           (76,362,338)     (51,196,213)
Net increase in loans                                           (24,156,675)      (7,970,706)
Purchases of bank premises and equipment                           (246,559)        (114,582)

                                                        ------------------------------------
Net cash used by investing activities                           (52,423,756)     (18,387,438)
                                                        ------------------------------------

Financing Activities
Net increase in deposits                                         14,721,812       42,062,145
Increase in security repurchase agreements                       36,312,104        2,025,149
Increase in FHLB borrowings                                      10,000,000                -
Proceeds from issuance of long-term debt                                  -        1,500,000
Proceeds from issuance of stock                                      23,000                -

                                                        ------------------------------------
Net cash provided by financing activities                        61,056,916       45,587,294
                                                        ------------------------------------

Increase in Cash and Cash Equivalents                            10,045,167       28,796,608

Cash and Cash Equivalents at Beginning of Year                   56,636,478      119,971,196
                                                        ------------------------------------

Cash and Cash Equivalents at End of Period                    $  66,681,645    $ 148,767,804
                                                        ====================================

Interest Paid                                                 $   6,164,351    $   4,021,793
                                                        ====================================

Income Taxes Paid                                             $     167,994    $     110,163
                                                        ====================================

        See notes to condensed consolidated financial statements.

                  The National Bank of Indianapolis Corporation
                 Consolidated Statement of Shareholders' Equity
                                   (Unaudited)

                                                                                                      Accumulated
                                                                                                        and Other
                                                       Common         Unearned         Retained     Comprehensive
                                                        Stock     Compensation         Earnings            Income           TOTAL
                                              ------------------------------------------------------------------------------------
Balance at December 31, 1999                    $  20,534,340     $  (817,014)     $  1,943,274     $    (24,756)    $ 21,635,844

Comprehensive income:
    Net income                                                                          501,623                           501,623

    Other comprehensive income
       Net unrealized loss on investments,
         net of tax of $47,490                                                                           (47,646)         (47,646)

                                                                                                                    --------------
Total comprehensive income                                                                                                453,977

Issuance of stock                                      81,000         (81,000)                                                  -

Compensation earned                                                    95,346                                              95,346
                                              ------------------------------------------------------------------------------------
Balance at March 31, 2000                       $  20,615,340     $  (802,668)     $  2,444,897     $    (72,402)    $ 22,185,167
                                              ====================================================================================




Balance at December 31, 2000                    $  20,665,160     $  (598,711)     $  4,593,023        $      334    $ 24,659,806

Comprehensive income:
    Net income                                                                          840,293                           840,293

    Other comprehensive income
       Net unrealized gain on investments,
         net of tax of $128,694                                                                           195,875         195,875

                                                                                                                    --------------
Total comprehensive income                                                                                              1,036,168

Issuance of stock                                      23,000          (23,000)                                                 -

Compensation earned                                                     52,344                                             52,344
                                              ------------------------------------------------------------------------------------
Balance at March 31, 2001                       $  20,688,160     $  (569,367)     $  5,433,316      $    196,209    $ 25,748,318
                                              ====================================================================================

See notes to condensed consolidated financial statements.

                        The National Bank of Indianapolis
                                   Corporation

                   Notes to Consolidated Financial Statements

                                 March 31, 2001

                          Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of The National Bank of Indianapolis Corporation ("Corporation") and its wholly-owned subsidiary The National Bank of Indianapolis ("Bank"). All intercompany transactions between the Corporation and Bank have been properly eliminated. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 is not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Form 10-K for the year ended December 31, 2000.

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

The subordinated debentures are the sole assets of the trust and the Corporation owns all of the common securities of the trust. Interest payments made on the capital securities are reported as a component of interest expense on long-term debt. The capital securities bear interest and mature as follows:

                                         Fixed Interest
                                              Rate           Maturity Date
                                              ----           -------------
            NBIN Statutory Trust I           10.60%        September 7, 2030

The Corporation made a $4,000,000 capital contribution to the Bank with a portion of the net proceeds received from the sale of the capital securities and the remainder of the proceeds were used for general corporate purposes.

                           Note 3: Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three month period ended March 31, 2001 and 2000.

                                                                              Three months ended
                                                                                   March 31,
                                                                              2001          2000
                                                                          ------------  ------------
             Basic average shares outstanding                               1,912,762     1,905,971
                                                                          ============  ============

             Net income                                                      $840,293      $501,623
                                                                          ============  ============

             Basic net income per common share                                  $0.44         $0.26
                                                                          ============  ============

             Diluted
              Average shares outstanding                                    1,912,762     1,905,971
              Nonvested restricted stock                                       27,120        28,920
              Common stock equivalents
                   Net effect of the assumed exercise of stock options         69,164        53,364
                   Net effect of the assumed exercise of warrants             138,227       120,947
                                                                          ------------  ------------
             Diluted average shares                                         2,147,273     2,109,202
                                                                          ============  ============

             Net income                                                      $840,293      $501,623
                                                                          ============  ============

             Diluted net income per common share                                $0.39         $0.24
                                                                          ============  ============

                      Management's Discussion and Analysis
                 of Financial Condition and Results of Operation


Results of Operations

Three months Ended March 31, 2001 Compared to the Three months Ended March 31, 2000:

The Corporation's results of operations depends primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. The Corporation had net income of $840,293 for the three months ended March 31, 2001 compared to a net income of $501,623 for the three months ended March 31, 2000. This change is primarily due to the growth of the Bank allowing for more interest earning assets and net interest income compared to the same period during 2000, thereby offsetting more of the operating expenses.

Net Interest Income
-------------------
Net interest income increased $667,666 or 18.0% to $4,369,676 for the three months ended March 31, 2001 from $3,702,010 for the three months ended March 31, 2000. Total interest income increased $2,269,822 for the three months ended March 31, 2001 to $10,105,609 from $7,835,787 for the three months ended March 31, 2000. This increase is primarily a result of average total loans for the three months ended March 31, 2001 being approximately $375,000,000 compared to average total loans of approximately $313,000,000 for the three months ended March 31, 2000. The increased loan growth is the result of new clients due to local bank mergers and the addition of experienced lenders to the staff. The loan portfolio produces the highest yield of all earning assets. The increase in interest income is also the result of an increase in the prime lending rate during 2000. Investment portfolio income increased $810,305 or 71.8% to $1,939,113 for the three months ended March 31, 2001, as compared to $1,128,808 for the three months ended March 31, 2000. Interest on investment securities increased due to a higher yield and an increase in the average investment securities portfolio from approximately $77,000,000 for the three months ended March 31, 2000, to approximately $132,000,000 for the three months ended March 31, 2001. Interest on federal funds sold increased due to an increase in average federal funds sold of approximately $5,000,000 over the same period the previous year.

Total interest expense increased $1,602,156 or 38.8% to $5,735,933 for the three months ended March 31, 2001, from $4,133,777 for the three months ended March 31, 2000. This increase is due to an increase in interest bearing liabilities. Total interest bearing liabilities averaged approximately $450,000,000 for the three months ended March 31, 2001 as compared to approximately $346,000,000 for the three months ended March 31, 2000. The increase in interest expense is also the result of an overall upward movement of interest rates in 2000. The average cost of interest bearing liabilities was approximately 5.1% at March 31, 2001 compared to 4.8% at March 31, 2000.

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

                                                        Three months ended
                                                            March 31,
                                                      2001              2000
                                                 -------------     -------------
             Beginning of Period                  $ 4,700,672       $ 3,392,587
              Provision for loan losses               360,000           360,000

              Losses charged to the reserve
                     Commercial                         9,748            90,226
                     Real Estate                       18,772            31,954
                     Credit Cards                       6,839                 -
                                                 -------------     -------------
                                                       35,359           122,180

              Recoveries
                     Commercial                        23,868                 -
                     Credit Cards                          46                 -
                                                 -------------------------------
                                                       23,914                 -

                                                 -------------     -------------
             End of Period                        $ 5,049,227       $ 3,630,407
                                                 =============     =============

             Allowance as a % of Loans                  1.31%             1.14%

Loans past due over 30 days totaled $48,000 or 0.01% of total loans at March 31, 2001 compared to $229,000 or 0.07% of total loans at March 31, 2000.

Other Operating Income
----------------------
Other operating income for the three months ended March 31, 2001, increased $513,022 or 57.6% to $1,404,253 from $891,231 for the three months ended March 31, 2000. The increase is primarily due to an increase in trust fees and commissions of $102,242 or 26.4% from $387,038 for the three months ended March 31, 2000 to $489,280 for the three months ended March 31, 2001. The increase in trust income is attributable to the increase in total assets under trust management of approximately $30,000,000 from approximately $539,000,000 at March 31, 2000 to approximately $569,000,000 at March 31, 2001. The increase in other operating income is also attributable to an increase in service charges and fees on deposit accounts of $172,131 or 92.4% from $186,343 for the three months ended March 31, 2000 to $358,474 for the three months ended March 31, 2001. This increase is attributable to the increase in average demand deposit accounts of $56,000,000 from approximately $242,000,000 at March 31, 2000 to approximately $298,000,000 at March 31, 2001. The increase is also the result of an overall fee increase effective November 2000. A net loss on the sale of mortgage loans of $100,891 for the three months ended March 31, 2000 compared to a net gain of $135,654 for the three months ended March 31, 2001 caused an increase in other operating income. Rental income from the other tenants in the Corporation's main office building caused a decrease of $48,927 in operating income. For the three months ended March 31, 2001, building rental income was $125,458 compared to $174,385 for the three months ended March 31, 2000. The decrease is the result of the Bank occupying more space in the building in 2001 over the same period the previous year.

Other Operating Expenses
------------------------
Other operating expenses for the three months ended March 31, 2001 increased $656,405 or 19.4% to $4,045,373 from $3,388,968 for the three months ended March 31, 2000. Salaries, wages and employee benefits increased $293,949 or 15.7% to $2,171,139 for the three months ended March 31, 2001 from $1,877,190 for the three months ended March 31, 2000. This increase is primarily due to the increase in the number of employees from 123 full time equivalents at March 31, 2000 to 138 full time equivalents at March 31, 2001. Occupancy expense increased $55,408 for the three months ended March 31, 2001 over the same period the previous year. This is due to the opening of a new banking center in Carmel in September 2000. Professional services expense increased $41,162 or 22.3% from $184,949 for the three months ended March 31, 2000 to $226,111 for the three months ended March 31, 2001. The increase is due to courier service and accounting fees. Data processing expenses increased $55,709 or 23.8% for the three months ended March 31, 2001 over the same period the previous year primarily due to increased service bureau fees relating to increased transaction activity by the Bank and trust department.


Liquidity and Interest Rate Sensitivity

The Corporation must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as available for sale and maturing loans. Federal funds sold represent the Corporation's primary source of immediate liquidity and were maintained at a level adequate to meet immediate needs. Federal funds averaged approximately $25,000,000 and $20,000,000 for the three months ended March 31, 2001 and 2000, respectively. Maturities in the Corporation's loan and investment portfolios are monitored regularly to manage the maturity dates of deposits to coincide with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At March 31, 2001, the Corporation's rate sensitive liabilities exceeded rate sensitive assets due within one year by $44,776,208.

As part of managing liquidity, the Corporation monitors its loan to deposit ratio on a daily basis. At March 31, 2001 the ratio was 90.7 percent.

The Corporation experienced an increase in cash and cash equivalents, its primary source of liquidity, of $10,045,167 during the first three months of 2001. The primary financing activity of deposit growth provided net cash of $14,721,812. Lending used $24,156,675, investments used $23,891,308, and increasing federal funds used provided $4,129,214. The Corporation's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation' liquidity position.


Capital Resources

The Corporation's only source of capital since commencing operations has been from issuance of common stock, results of operations, issuance of long term debt to a non-affiliated third party, and the issuance of company obligated mandatorily redeemable preferred capital securities.

The Corporation incurred indebtedness in the amount of $7,500,000 pursuant to a Revolving Credit Agreement with Harris Trust and Savings Bank dated March 26, 2000. The aggregate amount of the revolving line of credit was $7,500,000 maturing December 31, 2005. The Corporation made a $7,500,000 capital contribution to the Bank from the loan proceeds. On September 29, 2000, the Corporation paid the total outstanding of $7,500,000 in full with part of the proceeds from the issuance of company obligated mandatorily redeemable preferred capital securities. Effective September 29, 2000, the aggregate amount of the revolving line was reduced from $7,500,000 to $5,000,000 and the maturity date was changed from December 31, 2005 to September 28, 2001.

In September 2000, the Trust, which is wholly owned by the Corporation, issued $13,500,000 of company obligated mandatorily redeemable capital securities. The proceeds from the issuance of the capital securities and common securities ($418,000) were used by the Trust to purchase from the Corporation $13,918,000 Fixed Rate Junior Subordinated Debentures. The capital securities mature September 7, 2030, and have a fixed interest rate of 10.60%. The net proceeds received by the Corporation from the sale of capital securities were used for general corporate purposes.

The Bank has incurred indebtedness pursuant to FHLB advances as follows:

                   Amount            Rate              Maturity
                   ------            ----              --------
             $  2,000,000            6.40%             08/01/2001
               10,000,000            7.03%             07/17/2002
                6,000,000            5.66%             09/04/2003
                5,000,000            5.39%             02/26/2004
                3,000,000            5.55%             10/03/2005
                5,000,000            5.43%             03/16/2006
                3,000,000            5.39%             10/02/2008
             ------------
              $34,000,000

The Bank may add indebtedness of this nature in the future if determined to be in the best interest of the Bank.

Capital for the Bank is above regulatory requirements at March 31, 2001. Pertinent capital ratios for the Bank as of March 31, 2001 are as follows:

                                                                    Minimum
                                                Actual            Requirements
                                                ------            ------------
Tier 1 risk-based capital ratio                  9.43%                4.0%
Total risk-based capital ratio                  10.71%                8.0%
Leverage ratio                                   6.60%                4.0%

Dividends from the Bank to the Corporation may not exceed the undivided profits of the Bank (included in consolidated retained earnings) without prior approval of a federal regulatory agency. In addition, Federal banking laws limit the amount of loans the Bank may make to the Corporation, subject to certain collateral requirements. No dividends were declared, or loans made, during 2001 or 2000 by the Bank to the Corporation.


Quantitative and Qualitative Disclosures about Market Risk

The Corporation's exposure to market risk is primarily related to changes in interest rates. Quantitative and qualitative disclosures about the Corporation's market risk resulting from changes in interest rates are included in Item 7A. in the Corporation's 2000 Annual Report on Form 10-K. There have been no material changes in such risks or in the Corporation's asset/liability management program during the quarter ended March 31, 2001. Liquidity and interest rate sensitivity disclosures for the quarter ended March 31, 2001 are found on page 9 of this report.

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

Item 2.    Changes in Securities - Not applicable.

Item 3.    Defaults Upon Senior Securities - Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders - None.

Item 5.    Other Information - Not applicable.

Item 6.    Exhibits and Reports on Form 8-K.
           (a) No reports on Form 8-K were filed during the last quarter of the fiscal year.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Date:    May 4, 2001
                                     ---------------------------------------
                               THE NATIONAL BANK OF INDIANAPOLIS CORPORATION


                               /S/ Debra L. Ross
                               ---------------------------------------------
                               Debra L. Ross
                               Chief Financial Officer