Form 10-Q
period 2001-06-30
NATIONAL BANK OF INDIANAPOLIS CORP
filed 2001-08-10
CIK 912382

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
  X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
         PERIOD ENDED JUNE 30, 2001

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
-------  SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
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

As of July 26, 2001, there were 1,961,544 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one):

                               Yes       No  X
                                   ---      ---

                                Table of Contents
                  The National Bank of Indianapolis Corporation

                               Report on Form 10-Q
                                for Quarter Ended
                                  June 30, 2001


PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)
           Consolidated Balance Sheets - June 30, 2001
           and December 31, 2000..............................................1
           Consolidated Statements of Income - Three months
           ended June 30, 2001 and 2000.......................................2
           Consolidated Statements of Income - Six months
           ended June 30, 2001 and 2000.......................................3
           Consolidated Statements of Cash Flows - Six months
           ended June 30, 2001 and 2000 ......................................4
           Consolidated Statements of Shareholders' Equity - Six months ended June 30, 2001 and 2000.......................................5
           Notes to Consolidated Financial Statements.....................6 - 7


Item 2.    Management's Discussion and Analysis..........................8 - 12

Item 3.    Quantitative and Qualitative Disclosures about Market Risk........12


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

Signatures ..................................................................14

                  The National Bank of Indianapolis Corporation
                           Consolidated Balance Sheets
                                                                               June 30,         December 31,
                                                                                   2001                 2000
                                                                            (Unaudited)               (Note)
                                                                  -------------------------------------------
Assets
Cash and due from banks                                                 $    51,657,297       $   56,636,478
Federal funds sold & reverse repurchase agreements                           59,874,278           15,533,453
Investment securities
     Available-for-sale securities                                           76,393,450           77,038,974
     Held-to-maturity securities                                              8,399,103           10,250,372
                                                                  -------------------------------------------
Total investment securities                                                  84,792,553           87,289,346

Loans                                                                       408,806,815          361,601,708
     Less:  Allowance for loan losses                                       (5,398,479)          (4,700,672)
                                                                  -------------------------------------------
Net loans                                                                   403,408,336          356,901,036
Premises and equipment                                                        8,597,767            8,242,484
Accrued interest                                                              2,945,485            3,443,503
Stock in federal banks                                                        3,101,500            2,089,200
Other assets                                                                  3,847,165            3,631,326
                                                                  -------------------------------------------
Total assets                                                            $   618,224,381      $   533,766,826
                                                                  ===========================================

Liabilities and shareholders' equity
Deposits:
     Noninterest-bearing demand deposits                                $    83,289,936       $   84,977,377
     Money market and savings deposits                                      223,309,995          214,167,590
     Time deposits over $100,000                                             43,450,497           41,092,240
     Other time deposits                                                     73,065,932           70,196,346
                                                                  -------------------------------------------
Total deposits                                                              423,116,360          410,433,553
Security repurchase agreements                                              107,232,663           57,461,254
FHLB advances                                                                44,000,000           24,000,000
Company obligated mandatorily redeemable preferred capital securities of subsidiary trust holding solely the junior subordinated debentures
     of the parent company                                                   13,500,000           13,500,000
Other liabilities                                                             3,647,394            3,712,213
                                                                  -------------------------------------------
Total liabilities                                                           591,496,417          509,107,020

Shareholders' equity:
     Common stock, no par value:
     Authorized shares - 3,000,000
     Issued and outstanding shares; 2001 - 1,961,544;
         2000 - 1,956,962                                                    20,773,428           20,665,160
     Unearned compensation                                                    (545,898)            (598,711)
     Retained earnings                                                        6,292,084            4,593,023
     Accumulated other comprehensive income                                     208,350                  334
                                                                  -------------------------------------------
Total shareholders' equity                                                   26,727,964           24,659,806
                                                                  -------------------------------------------
Total liabilities and shareholders' equity                              $   618,224,381      $   533,766,826
                                                                  ===========================================

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements.

                  The National Bank of Indianapolis Corporation
                        Consolidated Statements of Income
                                   (Unaudited)
                                                                              Three months ended
                                                                                   June 30
                                                                            2001             2000
                                                                      -----------------------------------
Interest income:
     Interest and fees on loans                                           $  7,794,817      $  6,894,222
     Interest on investment securities                                       1,911,725         1,136,179
     Interest on federal funds sold & reverse repurchase agreements            381,725           344,969
                                                                      -----------------------------------
Total interest income                                                       10,088,267         8,375,370

Interest expense:
     Interest on deposits                                                    3,714,872         3,445,558
     Interest on repurchase agreements                                         946,781           674,588
     Interest on FHLB advances                                                 598,533           201,161
     Interest on long term debt                                                360,910           157,814
                                                                      -----------------------------------
Total interest expense                                                       5,621,096         4,479,121
                                                                      -----------------------------------
Net interest income                                                          4,467,171         3,896,249

Provision for loan losses                                                      360,000           360,000
                                                                      -----------------------------------
Net interest income after provision for loan losses                          4,107,171         3,536,249

Other operating income:
     Trust fees and commissions                                                501,068           393,981
     Building rental income                                                    123,889           169,665
     Service charges and fees on deposit accounts                              378,359           205,078
     Net gain on sale of mortgage loans                                         37,686            15,825
     Other income                                                              325,040           254,211
                                                                      -----------------------------------
Total operating income                                                       1,366,042         1,038,760

Other operating expenses:
     Salaries, wages and employee benefits                                   2,266,108         1,975,883
     Occupancy expense                                                         379,867           297,070
     Furniture and equipment expense                                           226,457           179,489
     Professional services                                                     206,200           152,855
     Data processing                                                           282,451           240,932
     Business development                                                      194,666           139,482
     Other expenses                                                            503,988           478,504
                                                                      -----------------------------------
Total other operating expenses                                               4,059,737         3,464,215
                                                                      -----------------------------------
Net income before tax                                                        1,413,476         1,110,794
     Federal and state income tax                                              554,708           452,264
                                                                      -----------------------------------
Net income after tax                                                       $   858,768      $    658,530
                                                                      ===================================

Basic earnings per share                                                    $     0.45        $     0.35
                                                                      ===================================

Diluted earnings per share                                                  $     0.40        $     0.31
                                                                      ===================================

See notes to condensed consolidated financial statements.

                  The National Bank of Indianapolis Corporation
                        Consolidated Statements of Income
                                   (Unaudited)
                                                                                          Six months ended
                                                                                              June 30
                                                                                       2001             2000
                                                                                 -----------------------------------
Interest income:
     Interest and fees on loans                                                     $  15,621,485     $  13,317,804
     Interest on investment                                                             3,850,838         2,264,987
     Interest on federal funds sold & reverse repurchase agreements                       721,553           628,366
                                                                                 -----------------------------------
Total interest income                                                                  20,193,876        16,211,157

Interest expense:
     Interest on deposits                                                               7,658,783         6,707,582
     Interest on repurchase agreements                                                  1,966,246         1,204,657
     Interest on FHLB advances                                                          1,010,753           402,322
     Interest on long term debt                                                           721,247           298,337
                                                                                 -----------------------------------
Total interest expense                                                                 11,357,029         8,612,898
                                                                                 -----------------------------------
Net interest income                                                                     8,836,847         7,598,259

Provision for loan losses                                                                 720,000           720,000
                                                                                 -----------------------------------
Net interest income after provision for loan losses                                     8,116,847         6,878,259

Other operating income:
     Trust fees and commissions                                                           990,348           781,019
     Building rental income                                                               249,347           344,050
     Service charges and fees on deposit accounts                                         736,833           391,421
     Net gain (loss) on sale of mortgage loans                                            173,340          (85,066)
     Other                                                                                620,427           498,567
                                                                                 -----------------------------------
Total operating income                                                                  2,770,295         1,929,991

Other operating expenses:
     Salaries, wages and employee benefits                                              4,437,247         3,853,073
     Occupancy expense                                                                    736,330           598,125
     Furniture and equipment expense                                                      424,537           355,135
     Professional services                                                                432,311           337,804
     Data processing                                                                      572,409           475,181
     Buiness development                                                                  394,403           260,471
     Other expenses                                                                     1,107,873           973,394
                                                                                 -----------------------------------
Total other operating expenses                                                          8,105,110         6,853,183
                                                                                 -----------------------------------
Net income before tax                                                                   2,782,032         1,955,067
     Federal and state income tax                                                       1,082,971           794,914
                                                                                 -----------------------------------
Net income after tax                                                                 $  1,699,061      $  1,160,153
                                                                                 ===================================

Basic earnings per share                                                               $     0.89       $      0.61
                                                                                 ===================================

Diluted earnings per share                                                             $     0.79        $     0.54
                                                                                 ===================================

See notes to condensed consolidated financial statements.

                  The National Bank of Indianapolis Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                           Six months ended
                                                                                June 30
                                                                         2001            2000
                                                                    --------------------------------
Operating Activities
Net Income                                                              $ 1,699,061     $ 1,160,153
Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
          Provision for loan losses                                         720,000         720,000
          Depreciation and amortization                                     531,572         447,161
          Net accretion of investments                                  (1,324,139)       (277,772)
          Unearned compensation amortization                                100,235         196,915
          (Increase) decrease in:
             Accrued interest receivable                                    498,018         853,467
             Other assets                                                 (352,278)       (475,175)
          Decrease in other                                                (64,819)       (116,899)

                                                                    --------------------------------
Net cash provided by operating activities                                 1,807,650       2,507,850
                                                                    --------------------------------

Investing Activities
Net change in federal funds sold & reverse repurchase agreements       (44,340,825)       9,295,741
Proceeds from maturities of investment securities held
      to maturity                                                         1,875,264       1,566,043
Proceeds from maturities of investment securities available
      for sale                                                           91,488,072      64,544,575
Purchases of investment securities held to maturity                     (1,012,300)       (246,700)
Purchases of investment securities available for sale                  (89,197,949)    (72,500,246)
Net increase in loans                                                  (47,227,300)    (22,534,392)
Purchases of bank premises and equipment                                  (886,855)       (305,671)

                                                                    --------------------------------
Net cash used by investing activities                                  (89,301,893)    (20,180,650)
                                                                    --------------------------------

Financing Activities
Net increase in deposits                                                 12,682,807       2,418,779
Increase in security repurchase agreements                               49,771,409       8,280,371
Increase in FHLB borrowings                                              20,000,000               -
Proceeds from issuance of long-term debt                                          -       1,500,000
Proceeds from issuance of stock                                             105,396          95,820
Repurchase of stock                                                        (44,550)               -

                                                                    --------------------------------
Net cash provided by financing activities                                82,515,062      12,294,970
                                                                    --------------------------------

Decrease in Cash and Cash Equivalents                                   (4,979,181)     (5,377,830)

Cash and Cash Equivalents at Beginning of Year                           56,636,478      34,809,536
                                                                    --------------------------------

Cash and Cash Equivalents at End of Period                             $ 51,657,297    $ 29,431,706
                                                                    ================================

Interest Paid                                                          $ 11,215,214     $ 8,590,143
                                                                    ================================

Income Taxes Paid                                                       $ 1,355,572      $  893,853
                                                                    ================================

See notes to condensed consolidated financial statements.

                  The National Bank of Indianapolis Corporation
                 Consolidated Statement of Shareholders' Equity
                                   (Unaudited)
                                                                                              Accumulated
                                                                                                and Other
                                                   Common        Unearned        Retained   Comprehensive
                                                    Stock    Compensation        Earnings          Income          TOTAL
                                          -------------------------------------------------------------------------------
Balance at December 31, 1999                $  20,534,340    $  (817,014)    $  1,943,274    $   (24,756) $   21,635,844

Comprehensive income:
    Net income                                                                  1,160,153                      1,160,153
    Other comprehensive income
      Net unrealized loss on investments,
        net of tax of $35,549                                                                    (29,442)       (29,442)
                                                                                                          ---------------
Total comprehensive income                                                                                     1,130,711

Issuance of stock (8,791 shares)                  176,820        (81,000)                                         95,820
Compensation earned                                               196,915                                        196,915
                                          -------------------------------------------------------------------------------
Balance at June 30, 2000                    $  20,711,160    $  (701,099)    $  3,103,427    $   (54,198) $   23,059,290
                                          ===============================================================================


Balance at December 31, 2000                $  20,665,160    $  (598,711)    $  4,593,023      $      334 $   24,659,806

Comprehensive income:
    Net income                                                                  1,699,061                      1,699,061
    Other comprehensive income
      Net unrealized gain on investments,
        net of tax of $136,657                                                                    208,016        208,016
                                                                                                          ---------------
Total comprehensive income                                                                                     1,907,077

Issuance of stock (6,382 shares)                  152,818        (47,422)                                        105,396
Repurchase of stock (1,800 shares)               (44,550)                                                       (44,550)
Compensation earned                                               100,235                                        100,235
                                          -------------------------------------------------------------------------------
Balance at June 30, 2001                    $  20,773,428    $  (545,898)    $  6,292,084     $   208,350 $   26,727,964
                                          ===============================================================================

See notes to condensed consolidated financial statements

                        The National Bank of Indianapolis
                                   Corporation

                   Notes to Consolidated Financial Statements

                                  June 30, 2001

                          Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of The National Bank of Indianapolis Corporation ("Corporation") and its wholly-owned subsidiary The National Bank of Indianapolis ("Bank"). All intercompany transactions between the Corporation and Bank have been properly eliminated. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001 is not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Form 10-K for the year ended December 31, 2000.

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

                           Note 3: Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three month and six month periods ended June 30, 2001 and 2000.

                                                                   Three months ended               Six months ended
                                                                        June 30,                        June 30,
                                                                  2001            2000            2001           2000
                                                               ------------   -------------    ------------   ------------
Basic average shares outstanding                                 1,913,981       1,907,604       1,913,371      1,906,787
                                                               ============   =============    ============   ============

Net income                                                        $858,768        $658,530      $1,699,061     $1,160,153
                                                               ============   =============    ============   ============

Basic net income per common share                                    $0.45           $0.35           $0.89          $0.61
                                                               ============   =============    ============   ============

Diluted
     Average shares outstanding                                  1,913,981       1,907,604       1,913,371      1,906,787
     Nonvested restricted stock                                     27,600          28,920          27,600         28,920
     Common stock equivalents
        Net effect of the assumed exercise of stock options         76,730          63,867          76,730         63,867
        Net effect of the assumed exercise of warrants             146,372         132,990         146,372        132,990
                                                               ------------   -------------    ------------   ------------
Diluted average shares                                           2,164,683       2,133,381       2,164,073      2,132,564
                                                               ============   =============    ============   ============

Net income                                                        $858,768        $658,530      $1,699,061     $1,160,153
                                                               ============   =============    ============   ============

Diluted net income per common share                                  $0.40           $0.31           $0.79          $0.54
                                                               ============   =============    ============   ============

                      Management's Discussion and Analysis
                 of Financial Condition and Results of Operation


Results of Operations

Six months Ended June 30, 2001 Compared to the Six months Ended June 30, 2000:

The Corporation's results of operations depends primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. The Corporation had net income of $1,699,061 for the six months ended June 30, 2001 compared to a net income of $1,160,153 for the six months ended June 30, 2000. This change is primarily due to the growth of the Bank allowing for more interest earning assets and net interest income compared to the same period during 2000, thereby offsetting more of the operating expenses.

Net Interest Income
-------------------
Net interest income increased $1,238,588 or 16.3% to $8,836,847 for the six months ended June 30, 2001 from $7,598,259 for the six months ended June 30, 2000. Total interest income increased $3,982,719 for the six months ended June 30, 2001 to $20,193,876 from $16,211,157 for the six months ended June 30, 2000.
This increase is primarily a result of average total loans for the six months ended June 30, 2001 being approximately $386,000,000 compared to average total loans of approximately $320,000,000 for the six months ended June 30, 2000. The increased loan growth is the result of new clients due to local bank mergers and the addition of experienced lenders to the staff. The loan portfolio produces the highest yield of all earning assets. Investment portfolio income increased $1,585,851 or 70.0% to $3,850,838 for the six months ended June 30, 2001, as compared to $2,264,987 for the six months ended June 30, 2000. Interest on investment securities increased due to an increase in the average investment securities portfolio from approximately $76,000,000 for the six months ended June 30, 2000, to approximately $136,000,000 for the six months ended June 30, 2001. Interest on federal funds sold and reverse repurchase agreements increased due to an increase in the average of approximately $9,000,000 over the same period the previous year.

Total interest expense increased $2,744,131 or 31.9% to $11,357,029 for the six months ended June 30, 2001, from $8,612,898 for the six months ended June 30, 2000. This increase is due to an increase in interest bearing liabilities. Total interest bearing liabilities averaged approximately $475,000,000 for the six months ended June 30, 2001 as compared to approximately $352,000,000 for the six months ended June 30, 2000. The average cost of interest bearing liabilities was approximately 4.8% at June 30, 2001 compared to 4.9% at June 30, 2000. This is the result of a decrease in prime rate in 2001.

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

                                                                Six months ended
                                                                    June 30,
                                                                 2001                   2000
                                                     -----------------     ------------------
              Beginning of Period                         $ 4,700,672            $ 3,392,587
                   Provision for loan losses                  720,000                720,000

                   Losses charged to the reserve
                        Commercial                              9,748                 90,226
                        Real Estate                            18,772                 30,168
                        Installment                            10,766                  9,550
                        Credit Cards                            7,295                 11,036
                                                     -----------------     ------------------
                                                               46,581                140,980

                   Recoveries
                        Commercial                             23,868                      -
                        Installment                               237                      -
                        Credit Cards                              283                      -
                                                     ----------------------------------------
                                                               24,388                      -

                                                     -----------------     ------------------
              End of Period                               $ 5,398,479            $ 3,971,607
                                                     =================     ==================

              Allowance as a % of Loans                         1.32%                  1.19%


Loans past due over 30 days totaled $552,000 or 0.14% of total loans at June 30, 2001 compared to $651,000 or 0.19% of total loans at June 30, 2000.

Other Operating Income
----------------------
Other operating income for the six months ended June 30, 2001, increased $840,304 or 43.5% to $2,770,295 from $1,929,991 for the six months ended June
30, 2000. The increase is primarily due to an increase in trust fees and commissions of $209,329 or 26.8% from $781,019 for the six months ended June 30, 2000 to $990,348 for the six months ended June 30, 2001. The increase in trust income is attributable to the increase in total assets under trust management of approximately $110,000,000 from approximately $521,000,000 at June 30, 2000 to approximately $631,000,000 at June 30, 2001. The increase in other operating income is also attributable to an increase in service charges and fees on deposit accounts of $345,412 or 88.2% from $391,421 for the six months ended June 30, 2000 to $736,833 for the six months ended

June 30, 2001. This increase is attributable to the increase in average demand deposit accounts of $60,000,000 from approximately $248,000,000 at June 30, 2000 to approximately $308,000,000 at June 30, 2001. The increase is also the result of an overall fee increase effective November 2000. A net loss on the sale of mortgage loans of $85,066 for the six months ended June 30, 2000 compared to a net gain of $173,340 for the six months ended June 30, 2001 caused an increase in other operating income. Rental income from the other tenants in the Corporation's main office building caused a decrease of $94,703 in operating income. For the six months ended June 30, 2001, building rental income was $249,347 compared to $344,050 for the six months ended June 30, 2000. The decrease is the result of the Bank occupying more space in the building in 2001 over the same period the previous year.

Other Operating Expenses
------------------------
Other operating expenses for the six months ended June 30, 2001 increased $1,251,927 or 18.3% to $8,105,110 from $6,853,183 for the six months ended June
30, 2000. Salaries, wages and employee benefits increased $584,174 or 15.2% to $4,437,247 for the six months ended June 30, 2001 from $3,853,073 for the six months ended June 30, 2000. This increase is primarily due to the increase in the number of employees from 127 full time equivalents at June 30, 2000 to 143 full time equivalents at June 30, 2001. Occupancy expense increased $138,205 for the six months ended June 30, 2001 over the same period the previous year. This is due to the opening of a new banking center in Carmel in September 2000. Professional services expense increased $94,507 or 28.0% from $337,804 for the six months ended June 30, 2000 to $432,311 for the six months ended June 30, 2001. The increase is due to courier service and accounting fees. Data processing expenses increased $97,228 or 20.5% for the six months ended June 30, 2001 over the same period the previous year primarily due to increased service bureau fees relating to increased transaction activity by the Bank and trust department.


Liquidity and Interest Rate Sensitivity

The Corporation must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as available for sale and maturing loans. Federal funds sold and reverse repurchase agreements represent the Corporation's primary source of immediate liquidity and were maintained at a level adequate to meet immediate needs. Federal funds sold and reverse repurchase agreements averaged approximately $30,000,000 and $21,000,000 for the six months ended June 30, 2001 and 2000, respectively. Maturities in the Corporation's loan and investment portfolios are monitored regularly to manage the maturity dates of deposits to coincide with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At June 30, 2001, the Corporation's rate sensitive liabilities exceeded rate sensitive assets due within one year by $32,931,451.

As part of managing liquidity, the Corporation monitors its loan to deposit ratio on a daily basis. At June 30, 2001 the ratio was 96.6 percent.

The Corporation experienced a decrease in cash and cash equivalents, its primary source of liquidity, of $4,979,181 during the first six months of 2001. The primary financing activity of deposit growth provided net cash of $12,682,807. Lending used $47,227,300, investments provided $3,153,087, and increasing federal funds sold and reverse repurchase agreements provided $44,340,825. The Corporation's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation' liquidity position.


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

The Bank has incurred indebtedness pursuant to FHLB advances as follows:

                         Amount             Rate              Maturity
                         ------             ----              --------
                   $  2,000,000             6.40%             08/01/2001
                     10,000,000             7.03%             07/17/2002
                      6,000,000             5.66%             09/04/2003
                      5,000,000             5.39%             02/26/2004
                      5,000,000             5.15%             04/23/2004
                      3,000,000             5.39%             10/03/2005
                      5,000,000             5.43%             03/16/2006
                      5,000,000             5.32%             05/08/2006
                      3,000,000             5.55%             10/02/2008
                  -------------
                    $44,000,000

The Bank may add indebtedness of this nature in the future if determined to be in the best interest of the Bank.

Capital for the Bank is above regulatory requirements at June 30, 2001. Pertinent capital ratios for the Bank as of June 30, 2001 are as follows:

                                                                     Minimum
                                           Actual                  Requirements
                                           ------                  ------------

Tier 1 risk-based capital ratio             9.15%                       4.0%
Total risk-based capital ratio             10.40%                       8.0%
Leverage ratio                              6.23%                       4.0%

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

Item 2.           Changes in Securities - Not applicable.

Item 3.           Defaults Upon Senior Securities - Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders
                  On June 21, 2001 at 3:00 p.m. at the Corporation's offices at 107 North Pennsylvania Street, Indianapolis, Indiana the annual meeting of shareholders was held. Two items were presented for consideration of the shareholders.

                  The first matter was the election of James M. Cornelius, G. Benjamin Lantz, Jr., William J. Loveday, and Michael S. Maurer to the Board of Directors to serve for a term of three years and until their successors are duly elected and qualified. The vote tabulation for the election of Mr. Cornelius was 1,378,351 "for" and 3,000 shares against; Mr. Lantz was 1,373,351 "for" and 8,000 shares against; Mr. Loveday was 1,358,476 "for" and 22,875 shares against; and Mr. Maurer was 1,378,351 "for" and 3,000 against. The following directors terms continued after the meeting:
                  Kathryn G. Betley; James M. Cornelius; David R. Frick; Andre
                  B. Lacy; G. Benjamin Lantz, Jr.; William J. Loveday; Michael
                  S. Maurer; Morris L. Maurer; Philip R. Roby; and Todd H.
                  Stuart.

                  The second item before the shareholders was an amendment to the Directors Stock Option Plan in order to remove language which prohibited the chairman of the board of directors from participating in such plan. This matter was approved by a vote of 1,317,304 shares "for" and 32,575 against, and 31,471 shares abstained.

Item 5.           Other Information - Not applicable.

Item 6.           Exhibits and Reports on Form 8-K.

(a)               Exhibits
                  ---------

                  3(a) Articles of Incorporation of the Corporation, filed as Exhibit 3(i) to the Corporation's Form 10-SB filed November 4, 1995, and Articles of Amendment filed as
                           Exhibit 3(i) to the Corporation's Form 10-K as of December 31, 2000 are incorporated by reference.
                  3(b) Bylaws of the Corporation, filed as Exhibit 3(ii) to the Corporation's Form 10-SB filed November 4, 1996 are incorporated by reference.
                  10(a) 1993 Key Employees' Stock Option Plan of the Corporation , as amended.
                  10(b) 1993 Directors' Stock Option Plan of the Corporation, as amended.
                  10(c) 1993 Restricted Stock Plan of the Corporation, as amended.

(b) No reports on Form 8-K were filed during the last quarter of the fiscal year.

EXHIBIT INDEX
-------------

3(i) Articles of Incorporation of The National Bank of Indianapolis Corporation and Articles of Amendment*
3(ii)    By-laws of The National Bank of Indianapolis Corporation*
10(i)    1993 Key Employee's Stock Option Plan
10(ii)   1993 Directors' Stock Option Plan
10(iii)  1993 Restricted Stock Plan

*previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                           Date:    August 9, 2001
                                 ---------------------------------------

                           THE NATIONAL BANK OF INDIANAPOLIS CORPORATION


                           /s/ Debra L. Ross
                           ---------------------------------------------
                           Chief Financial Officer