Form 10-Q
period 2001-09-30
NATIONAL BANK OF INDIANAPOLIS CORP
filed 2001-11-06
CIK 912382

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
  X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
         PERIOD ENDED SEPTEMBER 30, 2001
         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
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

As of October 25, 2001, there were 1,965,944 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one):

                      Yes                       No     X
                           -------                  -------

                                Table of Contents
                  The National Bank of Indianapolis Corporation

                               Report on Form 10-Q
                                for Quarter Ended
                               September 30, 2001


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         Consolidated Balance Sheets - September 30, 2001
         and December 31, 2000................................................1
         Consolidated Statements of Income - Three months
         ended September 30, 2001 and 2000....................................2
         Consolidated Statements of Income - Nine months
         ended September 30, 2001 and 2000....................................3
         Consolidated Statements of Cash Flows - Nine months
         ended September 30, 2001 and 2000 ...................................4
         Consolidated Statements of Shareholders' Equity - Nine months ended September 30, 2001 and 2000....................................5
         Notes to Consolidated Financial Statements.......................6 - 7


Item 2.  Management's Discussion and Analysis............................8 - 12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..........12


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...................................................13
Item 2.  Changes in Securities...............................................13
Item 3.  Default Upon Senior Securities......................................13
Item 4.  Submission of Matters to a Vote of Security Holders.................13
Item 5.  Other Information ..................................................13
Item 6.  Exhibits and Reports on Form 8-K....................................13

Signatures  .................................................................14

                  The National Bank of Indianapolis Corporation
                           Consolidated Balance Sheets

                                                                          September 30,         December 31,
                                                                                   2001                 2000
                                                                            (Unaudited)               (Note)
                                                                  -------------------------------------------
Assets
Cash and due from banks                                                 $    72,797,723       $   56,636,478
Federal funds sold & reverse repurchase agreements                          107,440,581           15,533,453
Investment securities
     Available-for-sale securities                                           38,804,052           77,038,974
     Held-to-maturity securities                                              7,192,273           10,250,372
                                                                  -------------------------------------------
Total investment securities                                                  45,996,325           87,289,346

Loans                                                                       410,980,240          361,601,708
     Less:  Allowance for loan losses                                        (5,719,506)          (4,700,672)
                                                                  -------------------------------------------
Net loans                                                                   405,260,734          356,901,036
Premises and equipment                                                        8,602,112            8,242,484
Accrued interest                                                              3,308,065            3,443,503
Stock in federal banks                                                        3,401,500            2,089,200
Other assets                                                                  4,292,879            3,631,326
                                                                  -------------------------------------------
Total assets                                                            $   651,099,919      $   533,766,826
                                                                  ===========================================

Liabilities and shareholders' equity
Deposits:
     Noninterest-bearing demand deposits                                $    95,023,163       $   84,977,377
     Money market and savings deposits                                      242,184,334          214,167,590
     Time deposits over $100,000                                             38,953,795           41,092,240
     Other time deposits                                                     69,712,787           70,196,346
                                                                  -------------------------------------------
Total deposits                                                              445,874,079          410,433,553
Security repurchase agreements                                              110,207,565           57,461,254
FHLB advances                                                                50,000,000           24,000,000
Company obligated mandatorily redeemable preferred capital
     securities of subsidiary trust holding solely the junior
     subordinated debentures of the parent company                           13,500,000           13,500,000
Other liabilities                                                             3,834,699            3,712,213
                                                                  -------------------------------------------
Total liabilities                                                           623,416,343          509,107,020

Shareholders' equity:
     Common stock, no par value:
     Authorized shares - 3,000,000
     Issued and outstanding shares; 2001 - 1,965,944;
         2000 - 1,956,962                                                    20,883,429           20,665,160
     Unearned compensation                                                     (492,849)            (598,711)
     Retained earnings                                                        7,170,249            4,593,023
     Accumulated other comprehensive income                                     122,747                  334
                                                                  -------------------------------------------
Total shareholders' equity                                                   27,683,576           24,659,806
                                                                  -------------------------------------------
Total liabilities and shareholders' equity                              $   651,099,919      $   533,766,826
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

                  The National Bank of Indianapolis Corporation
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                               Three months ended
                                                                                  September 30
                                                                             2001              2000
                                                                       ------------------------------------
Interest income:
     Interest and fees on loans                                             $  7,779,829      $  7,293,073
     Interest on investment securities                                         1,263,145         1,451,566
     Interest on federal funds sold & reverse repurchase agreements              739,419           391,460
                                                                       ------------------------------------
Total interest income                                                          9,782,393         9,136,099

Interest expense:
     Interest on deposits                                                      3,286,496         3,807,410
     Interest on repurchase agreements                                           852,722           795,125
     Interest on FHLB advances                                                   692,532           357,641
     Interest on long term debt                                                  360,944           258,566
                                                                       ------------------------------------
Total interest expense                                                         5,192,694         5,218,742
                                                                       ------------------------------------
Net interest income                                                            4,589,699         3,917,357

Provision for loan losses                                                        360,000           360,000
                                                                       ------------------------------------
Net interest income after provision for loan losses                            4,229,699         3,557,357

Other operating income:
     Trust fees and commissions                                                  534,678           422,975
     Building rental income                                                      112,470           171,681
     Service charges and fees on deposit accounts                                427,247           212,636
     Net gain on sale of mortgage loans                                          188,721            27,026
     Interchange income                                                          119,126           101,432
     Other income                                                                207,884           148,813
                                                                       ------------------------------------
Total operating income                                                         1,590,126         1,084,563

Other operating expenses:
     Salaries, wages and employee benefits                                     2,481,940         1,958,565
     Occupancy expense                                                           328,068           302,303
     Furniture and equipment expense                                             223,843           179,524
     Professional services                                                       210,538           174,514
     Data processing                                                             291,803           221,713
     Business development                                                        153,798           132,594
     Armored and courier service                                                 110,451           108,582
     Other expenses                                                              588,857           379,670
                                                                       ------------------------------------
Total other operating expenses                                                 4,389,298         3,457,465
                                                                       ------------------------------------
Net income before tax                                                          1,430,527         1,184,455
     Federal and state income tax                                                552,362           452,470
                                                                       ------------------------------------
Net income after tax                                                         $   878,165       $   731,985
                                                                       ====================================


Basic earnings per share                                                      $     0.46        $     0.38
                                                                       ====================================

Diluted earnings per share                                                    $     0.40        $     0.34
                                                                       ====================================

See notes to condensed consolidated financial statements.

                  The National Bank of Indianapolis Corporation
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                           Nine months ended
                                                                             September 30
                                                                        2001              2000
                                                                  ------------------------------------

Interest income:
     Interest and fees on loans                                       $  23,401,314     $  20,610,877
     Interest on investment securities                                    5,113,983         3,716,553
     Interest on federal funds sold                                       1,460,972         1,019,826
                                                                  ------------------------------------
Total interest income                                                    29,976,269        25,347,256

Interest expense:
     Interest on deposits                                                10,945,279        10,514,992
     Interest on repurchase agreements                                    2,818,968         1,999,782
     Interest on FHLB advances                                            1,703,285           759,963
     Interest on long term debt                                           1,082,191           556,903
                                                                  ------------------------------------
Total interest expense                                                   16,549,723        13,831,640
                                                                  ------------------------------------
Net interest income                                                      13,426,546        11,515,616
Provision for loan losses                                                 1,080,000         1,080,000
                                                                  ------------------------------------
Net interest income after provision for loan losses                      12,346,546        10,435,616

Other operating income:
     Trust fees and commissions                                           1,525,026         1,203,994
     Building rental income                                                 361,817           515,731
     Service charges and fees on deposit accounts                         1,164,080           604,057
     Net gain (loss) on sale of mortgage loans                              362,061          (58,040)
     Interchange income                                                     343,674           290,159
     Other                                                                  603,763           458,653
                                                                  ------------------------------------
Total operating income                                                    4,360,421         3,014,554

Other operating expenses:
     Salaries, wages and employee benefits                                6,919,187         5,811,638
     Occupancy expense                                                    1,064,398           900,428
     Furniture and equipment expense                                        648,380           534,659
     Professional services                                                  642,849           512,318
     Data processing                                                        864,212           696,894
     Business development                                                   548,201           393,065
     Armored and courier service                                            329,391           297,202
     Other expenses                                                       1,477,790         1,164,444
                                                                  ------------------------------------
Total other operating expenses                                           12,494,408        10,310,648
                                                                  ------------------------------------
Net income before tax                                                     4,212,559         3,139,522
     Federal and state income tax                                         1,635,333         1,247,384
                                                                  ------------------------------------
Net income after tax                                                   $  2,577,226      $  1,892,138
                                                                  ====================================


Basic earnings per share                                                 $     1.35        $     0.99
                                                                  ====================================

Diluted earnings per share                                               $     1.19        $     0.88
                                                                  ====================================

See notes to condensed consolidated financial statements.

                  The National Bank of Indianapolis Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                           Nine months ended
                                                                             September 30
                                                                         2001            2000
                                                                    --------------------------------
Operating Activities
Net Income                                                             $  2,577,226    $  1,892,138
Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
          Provision for loan losses                                       1,080,000       1,080,000
          Depreciation and amortization                                     796,540         679,174
          Net accretion of investments                                   (1,677,688)       (656,308)
          Unearned compensation amortization                                153,284         248,110
          (Increase) decrease in:
             Accrued interest receivable                                    135,438           6,136
             Other assets                                                  (741,845)     (1,056,782)
          Increase in other liabilities                                     122,486         739,624
                                                                    --------------------------------
Net cash provided by operating activities                                 2,445,441       2,932,092
                                                                    --------------------------------

Investing Activities
Net change in federal funds sold & reverse repurchase agreements        (91,907,128)    (11,937,504)
Proceeds from maturities of investment securities held
      to maturity                                                         3,092,550       2,304,043
Proceeds from maturities of investment securities available
      for sale                                                          139,127,257     139,589,680
Purchases of investment securities held to maturity                      (1,312,300)       (291,700)
Purchases of investment securities available forsale                    (99,046,393)   (159,278,990)
Net increase in loans                                                   (49,439,698)    (31,968,709)
Purchases of bank premises and equipment                                 (1,156,168)       (645,246)
                                                                    --------------------------------
Net cash used by investing activities                                  (100,641,880)    (62,228,426)
                                                                    --------------------------------

Financing Activities
Net increase in deposits                                                 35,440,526      38,626,336
Increase in security repurchase agreements                               52,746,311      17,669,361
Increase in FHLB borrowings                                              26,000,000      10,000,000
Repayment of long-term debt                                                       -     (6,000,000)
Proceeds from issuance of capital securities                                      -      13,500,000
Proceeds from issuance of stock                                             215,397          95,820
Repurchase of stock                                                         (44,550)              -
                                                                    --------------------------------
Net cash provided by financing activities                               114,357,684      73,891,517
                                                                    --------------------------------

Increase in Cash and Cash Equivalents                                    16,161,245      14,595,183

Cash and Cash Equivalents at Beginning of Year                           56,636,478      34,809,536
                                                                    --------------------------------

Cash and Cash Equivalents at End of Period                            $  72,797,723   $  49,404,719
                                                                    ================================


Interest Paid                                                         $  16,950,895   $  13,562,225
                                                                    ================================

Income Taxes Paid                                                      $  2,070,813    $  1,588,931
                                                                    ================================

See notes to condensed consolidated financial statements.

                  The National Bank of Indianapolis Corporation
                 Consolidated Statement of Shareholders' Equity
                                   (Unaudited)

                                                                                              Accumulated
                                                                                                and Other
                                                   Common        Unearned        Retained   Comprehensive
                                                    Stock    Compensation        Earnings          Income          TOTAL
                                          -------------------------------------------------------------------------------
Balance at December 31, 1999                $  20,534,340    $  (817,014)    $  1,943,274    $   (24,756)  $  21,635,844

Comprehensive income:
    Net income                                                                  1,892,138                      1,892,138
    Other comprehensive income
      Net unrealized loss on investments,
        net of tax of $37,278                                                                    (32,078)        (32,078)
                                                                                                           --------------
Total comprehensive income                                                                                     1,860,060

Issuance of stock (8,791 shares)                  176,820        (81,000)                                         95,820
Compensation earned                                               248,110                                        248,110
                                          -------------------------------------------------------------------------------
Balance at September 30, 2000               $  20,711,160    $  (649,904)    $  3,835,412    $   (56,834)  $  23,839,834
                                          ===============================================================================


Balance at December 31, 2000                $  20,665,160    $  (598,711)    $  4,593,023    $       334   $  24,659,806

Comprehensive income:
    Net income                                                                  2,577,226                      2,577,226
    Other comprehensive income
      Net unrealized gain on investments,
        net of tax of $80,510                                                                    122,413         122,413
                                                                                                           --------------
Total comprehensive income                                                                                     2,699,639

Issuance of stock (10,782 shares)                262,819         (47,422)                                        215,397
Repurchase of stock (1,800 shares)               (44,550)                                                        (44,550)
Compensation earned                                              153,284                                         153,284
                                          -------------------------------------------------------------------------------
Balance at September 30, 2001               $  20,883,429    $  (492,849)    $  7,170,249    $   122,747   $  27,683,576
                                          ===============================================================================

See notes to condensed consolidated financial statements

                        The National Bank of Indianapolis
                                   Corporation

                   Notes to Consolidated Financial Statements

                               September 30, 2001

                          Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of The National Bank of Indianapolis Corporation ("Corporation") and its wholly-owned subsidiary The National Bank of Indianapolis ("Bank"). All intercompany transactions between the Corporation and Bank have been properly eliminated. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2001 is not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Form 10-K for the year ended December 31, 2000.

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

                           Note 3: Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three month and nine month periods ended September 30, 2001 and 2000.

                                                                    Three months ended                Nine months ended
                                                                      September 30,                     September 30,
                                                                   2001            2000              2001            2000
                                                               -------------   -------------     -------------   -------------
Basic average shares outstanding                                  1,919,945       1,910,762         1,915,563       1,908,112
                                                               =============   =============     =============   =============

Net income                                                         $878,165        $731,985        $2,577,226      $1,892,138
                                                               =============   =============     =============   =============

Basic net income per common share                                     $0.46           $0.38             $1.35           $0.99
                                                               =============   =============     =============   =============

Diluted
     Average shares outstanding                                   1,919,945       1,910,762         1,915,563       1,908,112
     Nonvested restricted stock                                      27,600          28,920            27,600          28,920
     Common stock equivalents
        Net effect of the assumed exercise of stock options          77,855          66,481            77,855          66,481
        Net effect of the assumed exercise of warrants              147,443         135,667           147,443         135,667
                                                               -------------   -------------     -------------   -------------
Diluted average shares                                            2,172,843       2,141,830         2,168,461       2,139,180
                                                               =============   =============     =============   =============

Net income                                                         $878,165        $731,985        $2,577,226      $1,892,138
                                                               =============   =============     =============   =============

Diluted net income per common share                                   $0.40           $0.34             $1.19           $0.88
                                                               =============   =============     =============   =============

                      Management's Discussion and Analysis
                 of Financial Condition and Results of Operation


Results of Operations

Nine months Ended September 30, 2001 Compared to the Nine months Ended September 30, 2000:

The Corporation's results of operations depends primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. The Corporation had net income of $2,577,226 for the nine months ended September 30, 2001 compared to a net income of $1,892,138 for the nine months ended September 30, 2000. This change is primarily due to the growth of the Bank allowing for more interest earning assets and net interest income compared to the same period during 2000, thereby offsetting more of the operating expenses.

Net Interest Income
-------------------
Net interest income increased $1,910,930 or 16.6% to $13,426,546 for the nine months ended September 30, 2001 from $11,515,616 for the nine months ended September 30, 2000. Total interest income increased $4,629,013 for the nine months ended September 30, 2001 to $29,976,269 from $25,347,256 for the nine months ended September 30, 2000. This increase is primarily a result of average total loans for the nine months ended September 30, 2001 being approximately $395,000,000 compared to average total loans of approximately $325,000,000 for the nine months ended September 30, 2000. The increased loan growth is the result of new clients due to local bank mergers and the addition of experienced lenders to the staff. The loan portfolio produces the highest yield of all earning assets. Investment portfolio income increased $1,397,430 or 37.6% to $5,113,983 for the nine months ended September 30, 2001, as compared to $3,716,553 for the nine months ended September 30, 2000. Interest on investment securities increased due to an increase in the average investment securities portfolio from approximately $80,000,000 for the nine months ended September 30, 2000, to approximately $130,000,000 for the nine months ended September 30, 2001. Interest on federal funds sold and reverse repurchase agreements increased due to an increase in the average of approximately $28,000,000 over the same period the previous year.

Total interest expense increased $2,718,083 or 19.7% to $16,549,723 for the nine months ended September 30, 2001, from $13,831,640 for the nine months ended September 30, 2000. This increase is due to an increase in interest bearing liabilities. Total interest bearing liabilities averaged approximately $491,000,000 for the nine months ended September 30, 2001 as compared to approximately $361,000,000 for the nine months ended September 30, 2000. The average cost of interest bearing liabilities was approximately 4.5% at September 30, 2001 compared to 5.1% at September 30, 2000. This is the result of a significant decrease in prime rate in 2001.

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

                                                                Nine months ended
                                                                  September 30,
                                                                  2001                  2000
                                                      -----------------     -----------------
               Beginning of Period                         $ 4,700,672           $ 3,392,587
                    Provision for loan losses                1,080,000             1,080,000

                    Losses charged to the reserve
                        Commercial                               9,748               100,726
                        Real Estate                             18,772                30,168
                        Installment                             10,766                18,405
                        Credit Cards                            46,468                11,036
                                                      -----------------     -----------------
                                                                85,754               160,335

                    Recoveries
                        Commercial                              23,868                53,672
                        Installment                                437                     -
                        Credit Cards                               283                   176
                                                      ---------------------------------------
                                                                24,588                53,848

                                                      -----------------     -----------------
               End of Period                               $ 5,719,506           $ 4,366,100
                                                      =================     =================

               Allowance as a % of Loans                         1.39%                 1.27%


Loans past due over 30 days totaled $592,000 or 0.14% of total loans at September 30, 2001 compared to $467,000 or 0.14% of total loans at September 30, 2000.

Other Operating Income
----------------------
Other operating income for the nine months ended September 30, 2001, increased $1,345,867 or 44.6% to $4,360,421 from $3,014,554 for the nine months ended
September 30, 2000. The increase is primarily due to an increase in trust fees and commissions of $321,032 or 26.7% from $1,203,994 for the nine months ended September 30, 2000 to $1,525,026 for the nine months ended September 30, 2001. The increase in trust income is attributable to the increase in total assets under trust management of approximately $53,000,000 from approximately $552,000,000 at September 30, 2000 to approximately $605,000,000 at September 30, 2001. The increase in other operating income is also attributable to an increase in service charges and fees on deposit accounts of $560,023 or 92.7% from $604,057 for the nine months ended September 30, 2000 to $1,164,080 for the nine months ended September 30, 2001. This increase is attributable to the increase in average demand deposit accounts of $60,000,000 from approximately $254,000,000 at September 30, 2000 to approximately $314,000,000 at September 30, 2001. The increase is also the result of an overall fee increase effective November 2000. A net loss on the sale of mortgage loans of $58,040 for the nine months ended September 30, 2000 compared to a net gain of $362,061 for the nine months ended September 30, 2001 caused an increase in other operating income. Rental income from the other tenants in the Corporation's main office building caused a decrease of $153,914 in operating income. For the nine months ended September 30, 2001, building rental income was $361,817 compared to $515,731 for the nine months ended September 30, 2000. The decrease is the result of the Bank occupying more space in the building in 2001 over the same period the previous year.

Other Operating Expenses
------------------------
Other operating expenses for the nine months ended September 30, 2001 increased $2,183,760 or 21.2% to $12,494,408 from $10,310,648 for the nine months ended
September 30, 2000. Salaries, wages and employee benefits increased $1,107,549 or 19.1% to $6,919,187 for the nine months ended September 30, 2001 from $5,811,638 for the nine months ended September 30, 2000. This increase is primarily due to the increase in the number of employees from 132 full time equivalents at September 30, 2000 to 149 full time equivalents at September 30, 2001. Occupancy expense increased $163,970 for the nine months ended September 30, 2001 over the same period the previous year. This is due to the opening of a new banking center in Carmel in September 2000. Professional services expense increased $130,531 or 25.5% from $512,318 for the nine months ended September 30, 2000 to $642,849 for the nine months ended September 30, 2001. The increase is due to courier service and accounting fees. Data processing expenses increased $167,318 or 24.0% for the nine months ended September 30, 2001 over the same period the previous year primarily due to increased service bureau fees relating to increased transaction activity by the Bank and trust department.


Liquidity and Interest Rate Sensitivity

The Corporation must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as available for sale and maturing loans. Federal funds sold and reverse repurchase agreements represent the Corporation's primary source of immediate liquidity and were maintained at a level adequate to meet immediate needs. Federal funds sold and reverse repurchase agreements averaged approximately $50,000,000 and $22,000,000 for the nine months ended September 30, 2001 and 2000, respectively. Maturities in the Corporation's loan and investment portfolios are monitored regularly to manage the maturity dates of deposits to coincide with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At September 30, 2001, the Corporation's rate sensitive liabilities exceeded rate sensitive assets due within one year by $8,800,339.

As part of managing liquidity, the Corporation monitors its loan to deposit ratio on a daily basis. At September 30, 2001 the ratio was 92.2 percent.

The Corporation experienced an increase in cash and cash equivalents, its primary source of liquidity, of $16,161,245 during the first nine months of 2001. The primary financing activity of deposit growth provided net cash of $35,440,526. Lending used $49,439,698, investments provided $41,861,114 and increasing federal funds sold and reverse repurchase agreements used $91,907,128. The Corporation's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation' liquidity position.


Capital Resources

The Corporation's only source of capital since commencing operations has been from issuance of common stock, results of operations, issuance of long term debt to a non-affiliated third party, and the issuance of company obligated mandatorily redeemable preferred capital securities.

The Corporation incurred indebtedness in the amount of $7,500,000 pursuant to a Revolving Credit Agreement with Harris Trust and Savings Bank dated March 26, 2000. The aggregate amount of the revolving line of credit was $7,500,000 maturing December 31, 2005. The Corporation made a $7,500,000 capital contribution to the Bank from the loan proceeds. On September 29, 2000, the Corporation paid the total outstanding of $7,500,000 in full with part of the proceeds from the issuance of company obligated mandatorily redeemable preferred capital securities. Effective September 29, 2000, the aggregate amount of the revolving line was reduced from $7,500,000 to $5,000,000 and the maturity date was changed from December 31, 2005 to September 28, 2001. The line was renewed on September 28, 2001 and will mature September 28, 2002.

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

The Bank has incurred indebtedness pursuant to FHLB advances as follows:

                         Amount             Rate              Maturity
                         ------             ----              --------
                    $10,000,000             7.03%             07/17/2002
                      6,000,000             5.66%             09/04/2003
                      5,000,000             5.39%             02/26/2004
                      5,000,000             5.15%             04/23/2004
                      5,000,000             5.14%             07/31/2004
                      3,000,000             5.39%             10/03/2005
                      5,000,000             5.43%             03/16/2006
                      5,000,000             5.32%             05/08/2006
                      3,000,000             5.57%             08/13/2007
                      3,000,000             5.55%             10/02/2008
                  -------------
                    $50,000,000
                  =============

The Bank may add indebtedness of this nature in the future if determined to be in the best interest of the Bank.

Capital for the Bank is above regulatory requirements at September 30, 2001. Pertinent capital ratios for the Bank as of September 30, 2001 are as follows:

                                                           Minimum
                                         Actual          Requirements
                                         ------          ------------
Tier 1 risk-based capital ratio           9.47%              4.0%
Total risk-based capital ratio           10.72%              8.0%
Leverage ratio                            6.16%              4.0%

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


Quantitative and Qualitative Disclosures about Market Risk

The Corporation's exposure to market risk is primarily related to changes in interest rates. Quantitative and qualitative disclosures about the Corporation's market risk resulting from changes in interest rates are included in Item 7A. in the Corporation's 2000 Annual Report on Form 10-K. There have been no material changes in such risks or in the Corporation's asset/liability management program during the quarter ended September 30, 2001. Liquidity and interest rate sensitivity disclosures for the quarter ended September 30, 2001 are found on page 10 of this report.

Other Information

Item 1.           Legal Proceedings
                  Neither The National Bank of Indianapolis Corporation nor its subsidiary are involved in any pending legal proceedings at this time, other than routine litigation incidental to its business.

Item 2.           Changes in Securities - Not applicable.

Item 3.           Defaults Upon Senior Securities - Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders - None

Item 5.           Other Information - Not applicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a) Exhibits

                           3(i)     Articles of Incorporation of the
                                    Corporation, filed as Exhibit 3(i) to the Corporation's Form 10-SB filed November 4, 1995, and Articles of Amendment filed as
                                    Exhibit 3(i) to the Corporation's Form 10-K as of December 31, 2000 are incorporated by reference.
                           3(ii) Bylaws of the Corporation, filed as Exhibit 3(ii) to the Corporation's Form 10-SB filed November 4, 1996 are incorporated by reference.
                           10(a) 1993 Key Employees' Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(a) to the Corporation's Form 10-Q as of June 30, 2001.
                           10(b) 1993 Directors' Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(b) to the Corporation's Form 10-Q as of June 30, 2001.
                           10(c)    1993 Restricted Stock Plan of the
                                    Corporation, as amended, filed as Exhibit
                                    10(c) to the Corporation's Form 10-Q as of June 30, 2001.

                  (b) No reports on Form 8-K were filed during the last quarter of the fiscal year.

                                  EXHIBIT INDEX
                                  -------------

3(i) Articles of Incorporation of The National Bank of Indianapolis Corporation and Articles of Amendment*

3(ii) By-laws of The National Bank of Indianapolis Corporation*

10(a) 1993 Key Employee's Stock Option Plan*

10(b) 1993 Directors' Stock Option Plan*

10(c) 1993 Restricted Stock Plan*


*previously filed



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                           Date: November nn, 2001

                           THE NATIONAL BANK OF INDIANAPOLIS CORPORATION


                           /S/ Debra L. Ross
                           ---------------------------------------------
                           Chief Financial Officer