Form 10-K405
period 2001-12-31
NATIONAL BANK OF INDIANAPOLIS CORP
filed 2002-03-28
CIK 912382

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
  X     Annual report under section 13 or 15(d) of the Securities Exchange
-----   Act of 1934 [Fee Required] for the fiscal year ended 12/31/01

        Transition report under section 13 or 15(d) of the Securities Exchange
----- Act of 1934 [No Fee Required] for the transition period from ______________ to _______________

Commission file number 000-21671
                       ---------

                  The National Bank of Indianapolis Corporation
                  ---------------------------------------------
             (Exact name of registrant as specified in its charter)

          Indiana                                     35-1887991
--------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

107 North Pennsylvania Street, Suite 700, Indianapolis, IN          46204
--------------------------------------------------------------------------------
          (Address of principal executive offices)                (Zip Code)

Issuer's telephone number (317) 261-9000
                           -------------

Securities to be registered under Section 12(b) of the Act:
Title of each class                   Name of each exchange on which registered
       None
-------------------                   -----------------------------------------

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
Yes  X   No
    ---     ---
Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

                                  $39,241,059
--------------------------------------------------------------------------------

Note.--If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest
practicable date.       2,350,319 @ 2/28/02
                        -------------------

Documents incorporated by reference. None
                                     ----

Transitional Small Business Disclosure Format (Check one):  Yes      No  X
                                                                ---     ---

Form 10-K Cross Reference Index


Item         Disclosure Required                                           Page
----         -------------------                                           ----

             Cautionary Statement Regarding Forward-Looking Information      3

PART I

Item 1.      Business                                                        4

Item 2.      Property                                                       11

Item 3.      Legal Proceedings                                              11

Item 4.      Submission of Matters to a Vote of Security Holders            11

PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder  12
             Matters

Item 6.      Selected Financial Data                                        13

Item 7.      Management's Discussion and Analysis of Financial Condition    14
             And Results of Operations

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk     30

Item 8.      Financial Statements and Supplementary Data                    32

Item 9.      Changes In and Disagreements With Accountants on Accounting    52
             and Financial Disclosure

PART III

Item 10.     Directors and Executive Officers of the Registrant             52

Item 11.     Executive Compensation                                         55

Item 12.     Security Ownership and Certain Beneficial Owners and           62
             Management

Item 13.     Certain Relationships and Related Transactions                 63


Part IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on        64
             Form 8-K

         CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         This discussion contains certain forward-looking statements that are subject to risks and uncertainties and includes information about possible or assumed future results of operations. Many possible events or factors could affect our future financial results and performance. This could cause results or performance to differ materially from those expressed in our forward-looking statements. Words such as "expects," "anticipates," "believes," "estimates," variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this discussion. These statements are representative only on the date hereof.

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

         The Bank was officially chartered by the Office of the Comptroller of the Currency ("OCC") on December 8, 1993 and opened for business to the public on December 21, 1993. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank currently conducts its business through its downtown headquarters located at 107 North Pennsylvania Street in Indianapolis, at neighborhood bank offices located at 84th Street and Ditch Road in northwestern Marion County and 82nd Street and Bash Road in northeastern Marion County, in the Chamber of Commerce Building and AUL Office Complex in downtown Indianapolis, at 49th Street and North Pennsylvania Street in northern Marion County, Carmel Drive in Hamilton County, and Smith Valley Road and S.R. 135 in Johnson County.

         The Bank provides a full range of deposit, credit, and money management services to its targeted market, which is small to medium size businesses, affluent executive and professional individuals, and not-for-profit organizations. In February of 1994, the Bank received full trust powers.

         Management has sought to position the Bank to capitalize on the customer disruption, dissatisfaction, and turn-over which it believes has resulted from the acquisition of the three largest commercial banks located in Indianapolis by out-of-state holding companies. On December 31, 2001, the Corporation had consolidated total assets of $671 million and total deposits of $506 million.

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

         The Market. The Bank derives a substantial proportion of its business from the Indianapolis MSA, Indiana area. Indianapolis has been ranked by a number of national publications as a "top" Midwestern city.

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

         Employees. The Bank has 165 employees, of which 153 are full-time employees. The Bank has employed persons with substantial experience in the Indianapolis banking market. The average banking experience level for all Bank employees is in excess of 12 years.

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

         The Bank maintains a comprehensive loan policy that establishes guidelines with respect to all categories of lending. In addition, loan policy sets forth lending authority for each loan officer. The Loan Committee of the Bank reviews all loans. Any loan in excess of a lending officer's lending authority must receive the approval of the Chief Executive Officer ("CEO") or Chief Lending Officer ("CLO") up to their lending limit. Any loan greater than the CEO and CLO's lending authority but less than $2,500,000 must be approved by the Loan Committee prior to the Bank making such loan. The Board of Directors Loan Policy Committee is not required to approve loans unless they are above $2,500,000 or are loans to directors or executive officers. All loans are assigned a numerical rating based on creditworthiness and are monitored for improvement or deterioration.

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

         Certain regulatory capital ratios for the Corporation as of December 31, 2001 are shown below:

Tier 1 Capital to Risk-Weighted Assets                                8.4%

Total Risk Based Capital to Risk-Weighted Assets                     10.6%

Tier 1 Leverage Ratio                                                 5.6%

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

         The most stringent capital requirement affecting the Bank, however, are those established by the prompt corrective action provisions of FDICIA, which are discussed below. At December 31, 2001, the Bank's total risk-based capital, Tier 1 risk-based capital and leverage capital exceeded the amounts required to be designated "well capitalized."

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

         Deposit Insurance. The Bank's deposits are insured up to $100,000 per insured account by the BIF. As an institution whose deposits are insured by the BIF, the Bank is not currently required to pay deposit insurance premiums to BIF but was required to pay $19,984 for the Financing Corporation (FICO) assessment for the first quarter in 2002. The Bank's deposit insurance assessments may increase depending upon the risk category and subcategory, if any, to which the Bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the Bank's earnings.

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

         Certain regulatory capital ratios under the OCC's risk-based capital guidelines for the Bank at December 31, 2001 are shown below:

         Tier 1 Capital to Risk-Weighted Assets........................  9.4%
         Total Risk-Based Capital to Risk-Weighted Assets.............. 10.6%
         Tier 1 Leverage Ratio.........................................  6.2%

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

         Financial Modernization Legislation: The Gramm Leach Bliley Act. Effective as of March 11, 2000, the Gramm-Leach-Bliley Act:

          (i) allows bank holding companies meeting management, capital and CRA standards to engage in a substantially broader range of non-banking activities then was previously permissible, including insurance underwriting and agency, and underwriting and making merchant banking investments in commercial and financial companies;

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

         In order for a bank holding company to engage in the broader range of activities that are permitted by the Gramm-Leach-Bliley Act, (1) all of its depository institutions must be well capitalized and well managed and (2) it must file a declaration with the Federal Reserve Board that it elects to be a "financial holding company". In addition, to commence any new activity permitted by the Gramm-Leach-Bliley Act, each insured depository institution of the financial holding company must have received at least a "satisfactory" rating in its most recent examination under the Community Reinvestment Act.

         The Gramm-Leach-Bliley Act also modified laws related to financial privacy. The new financial privacy provisions generally prohibit financial institutions, including the Bank, from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to "opt out" of the disclosure.

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

         The Bank opened its first neighborhood bank office in February 1995 at 84th and Ditch Road. The Bank also opened a neighborhood bank office at 82nd and Bash Road on the northeast side of Indianapolis in December 1995. The Bank owns the land and the premises for both of these offices. In March 1996, the Bank opened an office in the Chamber of Commerce building at 320 N. Meridian Street in the downtown Indianapolis area. The Bank leases the premises at this banking office. In March 1998, the Bank opened an office at 4930 North Pennsylvania Street and leases the premises at this banking office. In June 1999, the Bank opened an office in the AUL Office Complex located at One American Square in the downtown Indianapolis area. The Bank leases the premises at this banking center. In September 2000, the Bank opened an office at 650 East Carmel Drive in Carmel. This office is located in Hamilton County which is north of Indianapolis. The Bank leases the premises at this banking office. In July 1997, the Bank purchased a parcel of land in Greenwood for future business development. In October 2001, the Bank opened an office at 1675 West Smith Valley Road in Greenwood. The Bank leases the premises at this banking office.

         The Bank has installed a remote ATM at the Indianapolis City Market, University of Indianapolis, TGI Friday's at Keystone Crossing, Meridian Mark II Office Complex, and Atlas Supermarket. These remote ATMs provide additional banking convenience for the customers of the Bank, and generate an additional source of fee income for the Bank.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

         None.

PART II
Item 5. Market Price for Registrant's Common Equity and Related Stockholder Matters.

            Shares of the common stock of the Corporation are not traded on any national or regional exchange or in the over-the-counter market. Accordingly, there is no established market for the common stock. These are occasional trades as a result of private negotiations not involving a broker or a dealer. The table below lists the high and low prices per share of which management is aware during 2001 and 2000. There may have been other trades at other prices of which management is not aware. Management does not have knowledge of the price paid in all transactions and has not verified the accuracy of those prices that have been reported to it. Because of the lack of an established market for the common shares of the Company, these prices would not necessarily reflect the prices which the shares would trade in an active market.

-------------------------------------------------------------------------
                                       Price per Share
-------------------------------------------------------------------------
       Quarter               High                            Low
-------------------------------------------------------------------------
                      2001         2000         2001         2000
-------------------------------------------------------------------------
    First Quarter    $24.50      $22.000       $23.00       $19.50
-------------------------------------------------------------------------
    Second Quarter   $25.00      $22.375       $24.50       $22.00
-------------------------------------------------------------------------
    Third Quarter    $25.50      $22.500       $25.50       $22.50
-------------------------------------------------------------------------
    Fourth Quarter   $25.50      $23.000       $25.50       $23.00
-------------------------------------------------------------------------

         The Corporation had 634 shareholders on record as of December 31, 2001.

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

Item 6.  Selected Financial Data
--------------------------------

The following table sets forth certain consolidated information concerning the Corporation for the periods and dates indicated and should be read in connection with, and is qualified in its entirety by, the detailed information and consolidated financial statements and related notes set forth in the Corporation's audited financial statements included elsewhere herein (in 000's), except per share data.

                                                                         Year Ended December 31
                                                              2001        2000        1999        1998        1997
                                                       ------------------------------------------------------------
Consolidated Operating Data:
     Interest income                                      $ 38,801    $ 35,319    $ 26,247   $  21,052    $ 15,597
     Interest expense                                       20,953      19,786      14,355      12,367       9,005
        Net interest income                                 17,848      15,533      11,892       8,685       6,592
     Provision for loan losses                               1,440       1,440       1,010         680         624
        Net income after provision for loan losses          16,408      14,093      10,882       8,005       5,968
     Other income                                            5,923       4,278       3,363       2,041       1,297
     Non-interest expense                                   16,821      14,002      11,198       8,168       6,091
     Income before income taxes                              5,510       4,369       3,047       1,878       1,174
     Applicable income taxes                                 2,140       1,719       1,217         198           -
     Net income                                              3,370       2,650       1,830       1,680       1,174

Consolidated Balance Sheet Data (at end of period):
     Total assets                                         $670,697    $533,767    $429,501   $ 358,600    $243,067
     Total investment securities                            39,049      89,379      55,660      79,707      54,313
     Total loans                                           452,060     361,602     311,478     227,848     157,905
     Allowance for loan losses                             (5,987)     (4,701)     (3,393)       2,626       1,963
     Deposits                                              506,125     410,434     345,008     297,914     203,234
     Shareholders' equity                                   28,470      24,660      21,636      19,355      17,394
     Weighted average shares outstanding                     1,917       1,908       1,889       1,868       1,831

Per Share Data:
     Basic net income (loss) per common share (1)          $  1.76     $  1.39     $  0.97    $   0.90     $  0.64
     Cash dividends declared                                     0           0           0           0           0
     Book value (2)                                          14.48       12.60       11.09       10.14        9.18

Other Statistics and Operating Data:
     Return on average assets                                 0.5%        0.6%        0.5%        0.6%        0.5%
     Return on average equity                                12.7%       11.4%        8.9%        9.3%        7.7%
     Net interest margin (3)                                  3.0%        3.5%        3.2%        3.0%        3.1%
     Average loans to average deposits                       90.8%       90.3%       83.4%       74.6%       74.7%
     Allowance for loan losses to loans at end of period      1.3%        1.3%        1.1%        1.2%        1.2%
     Allowance for loan losses to non-performing loans      717.0%      518.8%      881.5%         N/A     1846.7%
     Non-performing loans to loans at end of period           0.2%        0.3%        0.1%        0.0%        0.1%
     Net charge-offs to average loans                         0.0%        0.0%        0.1%        0.0%        0.0%
     Number of offices                                           8           7           6           5           4
     Number of full and part-time employees                    165         144         127          96          77
     Number of Shareholders of Record                          634         640         619         579         567

Capital Ratios:
     Average shareholders' equity to average assets           4.3%        4.8%        5.1%        5.9%        7.0%
     Equity to assets                                         4.2%        4.6%        5.0%        5.4%        7.2%
     Total risk-based capital ratio (Bank only)              10.6%       11.1%       10.2%        9.3%       11.4%

(1) Based upon weighted average shares outstanding during the period.
(2)  Based on Common Stock outstanding at the end of the period.
(3) Net interest income as a percentage of average interest-earning assets.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

The following discussion and analysis of the Corporation relates to the years ended December 31, 2001, 2000 and 1999 and should be read in conjunction with the Corporation's Consolidated Financial Statements and Notes thereto included elsewhere herein.

Results of Operations

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000 and Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

The Corporation's results of operations depend primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. The Corporation had net income of $3,370,043 for the year ended December 31, 2001 compared to net income of $2,649,749 for the year ended December 31, 2000 and net income of $1,830,320 for the year ended December 31, 1999. This change is primarily due to the growth of the Bank allowing for more interest earning assets and net interest income compared to the same period during 2000 and 1999, thereby offsetting more of the operating expenses.

The Bank experienced exceptional growth during the past three years. Total assets increased $136,930,264 or 25.7% to $670,697,090 for the year ended December 31, 2001 from $533,766,826 for the year ended December 31, 2000 and total assets increased from $429,501,464 for the year ended December 31, 1999. This growth is in part due to an increase in customers as a result of the local merger of Bank One with NBD and the entrance of Union Planters to the Indianapolis market in 1998 - 1999 and a local merger of People's Bank with Fifth/Third in 1999 - 2000.

Net Interest Income
-------------------
Net interest income increased $2,315,561 or 14.9% to $17,848,546 for the year ended December 31, 2001, from $15,532,985 for the year ended December 31, 2000 and from $11,892,278 for the year ended December 31, 1999. Total interest income increased $3,482,738 or 9.9% to $38,801,406 for the year ended December 31, 2001 from $35,318,668 for the year ended December 31, 2000 and from $26,247,188 for the year ended December 31, 1999. This increase is primarily a result of average total loans for the year ended December 31, 2001 being approximately $403,000,000 compared to approximately $331,000,000 for the year ended December 31, 2000 and approximately $265,000,000 for the year ended December 31, 1999. The loan portfolio produces the highest yield of all earning assets. Investment portfolio income increased $435,939 or 7.6% to $6,154,280 for the year ended December 31, 2001, as compared to $5,718,341 for the year ended December 31, 2000, as compared to $4,420,281 for the year ended December 31, 1999. This increase is primarily a result of the increase in the average investment securities portfolio to approximately $131,000,000 for the year ended December 31, 2001 from approximately $90,000,000 for the year ended December 31, 2000 and from approximately $83,000,000 for the year ended December 31, 1999. The overall increase in investment income during 2001 was lesser than it may have otherwise been due to the fact that there was a decrease in the weighted average rate of the investment portfolio from 6.33% for the year ended December 31, 2000 to 4.71% for the year ended December 31, 2001. Contributing to the increase in 2000 was an increase in the weighted average rate of the investment portfolio from 5.35% for the year ended December 31, 1999 to 6.33% for the year ended December 31, 2000. Interest on federal funds sold increased for the year ended December 31, 2001 over the same period the previous year due to an increase in average federal funds of approximately $6,000,000. The weighted average rate actually decreased from 6.29% for the year ended December 31, 2000 to 3.78% for the year ended December 31, 2001. Interest on federal funds sold increased for the year ended December 31, 2000 over the same period the previous year due to an increase in the weighted average rate from 4.97% for the year ended December 31, 1999 to 6.29% for the year ended December 31, 2000. The average balance for 2000 actually decreased $2,000,000 over the same period of the previous year.

Total interest expense increased $1,167,177 or 5.9% to $20,952,860 for the year ended December 31, 2001, from $19,785,683 for the year ended December 31, 2000 and from $14,354,910 for the year ended December 31, 1999. This increase is due to an increase in interest bearing deposits, repurchase agreements, long term debt, and FHLB advances. Total interest bearing liabilities averaged approximately $503,000,000 for the year ended December 31, 2001 as compared to approximately $378,000,000 for the year ended December 31, 2000 and approximately $318,000,000 for the year ended December 31, 1999. The average cost of interest bearing liabilities for the year ended December 31, 2001 was approximately 4.2% as compared to the average cost of interest bearing liabilities of 5.2% for the year ended December 31, 2000. This rate decrease is due to an overall rate decrease in the market and due to the run off of higher priced deposits being replaced by lower priced deposits. The average cost of interest bearing liabilities for the year ended December 31, 2000, was approximately 5.2% as compared to average cost of interest bearing liabilities of approximately 4.5% for the year ended December 31, 1999.

The following table details average balances, interest income/expense and average rates/yields for the Bank's earning assets and interest bearing liabilities for the years ended December 31, 2001, 2000 and 1999 (in 000's):

                                                   2001                            2000                             1999
                                                 Interest  Average               Interest  Average                Interest  Average
                                       Average   Income/    Rate/       Average  Income/    Rate/       Average   Income/    Rate/
                                       Balance   Expense    Yield       Balance  Expense    Yield       Balance   Expense    Yield
                                   -------------------------------  ------------------------------  -------------------------------
Assets:
Federal Funds                      $    27,630  $  1,045    3.78%   $    21,550 $  1,356    6.29%   $    23,880  $  1,187    4.97%
Reverse Repurchase Agreements           28,178       803    2.85%             -        -                      -         -
Investments                            130,763     6,154    4.71%        90,361    5,718    6.33%        82,636     4,420    5.35%
Loans (gross)                          403,365    30,799    7.64%       331,240   28,245    8.53%       264,848    20,640    7.79%
                                   -------------------------------  ------------------------------  -------------------------------
Total earning assets               $   589,936  $ 38,801    6.58%   $   443,151 $ 35,319    7.97%   $   371,364  $ 26,247    7.07%
Non-earning assets                      42,174                           37,938                          27,767
                                   -----------                      -----------                     -----------
Total assets                       $   632,110                      $   481,089                     $   399,131
                                   ===========                      ===========                     ===========

Liabilities:
Interest bearing DDA               $    48,646  $    696    1.43%   $    39,209 $    749    1.91%   $    29,156  $    471    1.62%
Savings                                193,111     6,694    3.47%       150,245    7,724    5.14%       125,510     5,307    4.23%
CD's under $100,000                     62,361     3,625    5.81%        59,673    3,520    5.90%        64,485     3,495    5.42%
CD's over $100,000                      40,177     2,326    5.79%        36,975    2,212    5.98%        36,792     1,963    5.34%
Individual Retirement Accounts           9,827       579    5.89%         8,628      518    6.00%         7,194       390    5.42%
Repurchase Agreements                   92,603     3,156    3.41%        53,507    3,004    5.61%        36,218     1,603    4.43%
FHLB Advances                           41,393     2,434    5.88%        18,699    1,143    6.11%        14,000       807    5.76%
Long Term Debt                          13,500     1,443   10.69%         9,730      916    9.41%         4,230       319    7.54%
                                   -------------------------------  ------------------------------  -------------------------------
Total Interest Bearing Liabilities $   501,618  $ 20,953    4.18%   $   376,666 $ 19,786    5.25%   $   317,585  $ 14,355    4.52%
Non-Interest Bearing Liabilities        88,130                           71,003                          54,547
Other Liabilities                        3,967                            3,378                           2,815
                                   -----------                      -----------                     -----------
Total Liabilities                  $   593,715                      $   451,047                     $   374,947
Equity                                  38,395                           30,042                          24,184
                                   -----------                      -----------                     -----------
Total Liabilities & Equity         $   632,110                      $   481,089                     $   399,131
                                   ===========                      ===========                     ===========

Recap:
Interest Income                                 $ 38,801    6.58%               $ 35,319    7.97%                $ 26,247    7.07%
Interest Expense                                  20,953    4.18%                 19,786    5.25%                  14,355    4.52%

                                                -----------------               ------------------               ------------------
Net Interest Income/Spread                      $ 17,848    2.40%               $ 15,533    2.72%                $ 11,892    2.55%
                                                =================               ==================               ==================

Contribution of Non-Interest                               0.63%                            0.79%                            0.65%
Bearing Funds

Net Interest Margin                                        3.03%                            3.51%                            3.20%
                                                         ========                         ========                         ========

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

Net Interest Income Changes Due to Volume and Rates (in 000's):

                                                                          Year Ended December 31

                                          2001 Changes from 2000         2000 Changes from 1999          1999 Changes from 1998
                                       Net       Due to     Due to     Net      Due to     Due to      Net       Due to     Due to
                                      Change      Rate      Volume    Change     Rate      Volume     Change      Rate      Volume
Interest earning assets:
      Federal funds sold             $  (311)   $  (541)   $   230   $   169   $   316    $  (147)   $  (356)   $  (117)   $  (239)
      Reverse repurchase agreements      803         --        803        --        --         --         --         --         --
      Investment securities              436     (1,465)     1,901     1,298       809        489        136       (325)       461
      Loans                            2,554     (2,953)     5,507     7,605     1,944      5,661      5,415       (451)     5,866
                                     ---------------------------------------------------------------------------------------------
           TOTAL                     $ 3,482    $(4,959)   $ 8,441   $ 9,072   $ 3,069    $ 6,003    $ 5,195    $  (893)   $ 6,088

Interest bearing liabilities:
      Demand deposits                $   (53)   $  (188)   $   135   $   278   $    86    $   192    $    33    $  (118)   $   151
      Savings deposits                (1,030)    (2,516)     1,486     2,417     1,145      1,272        850       (393)     1,243
      CDs under $100,000                 105        (51)       156        25       309       (284)        89       (240)       329
      CDs over $100,000                  114        (71)       185       249       238         11       (120)      (170)        50
      Individual retirement accounts      61        (10)        71       128        42         86         22        (23)        45
      Repurchase agreements              152     (1,180)     1,332     1,401       430        971        322       (103)       425
      FHLB Advances                    1,291        (43)     1,334       336        49        287        484         (9)       493
      Long term debt                     527        124        403       597        79        518        319         --        319
                                     ---------------------------------------------------------------------------------------------
           TOTAL                     $ 1,167    $(3,936)   $ 5,103   $ 5,431   $ 2,378    $ 3,053    $ 1,999    $(1,056)   $ 3,055
                                     ---------------------------------------------------------------------------------------------

Net change in Net Interest Income    $ 2,315    $(1,023)   $ 3,338   $ 3,641   $   691    $ 2,950    $ 3,196    $   163    $ 3,033
                                     =============================================================================================

NOTE: Due to Rate Increase was calculated by taking the change in the rate times the prior year average balance. Due to Volume Increase was calculated by taking the change in average balance times the prior year rate.

Provision for Loan Losses
-------------------------
The amount charged to the provision for loan losses by the Bank is based on management's evaluation as to the amounts required to maintain an allowance adequate to provide for potential losses inherent in the loan portfolio. The level of this allowance is dependent upon the total amount of past due and non-performing loans, general economic conditions and management's assessment of potential losses based upon internal credit evaluations of loan portfolios and particular loans. Loans are principally to borrowers in central Indiana.

During the year ended December 31, 2001, $1,440,000 was charged to the provision for loan losses compared to $1,440,000 for the year ended December 31, 2000 and $1,010,000 for the year ended December 31, 1999. At December 31, 2001, the allowance was $5,986,965 or 1.3% of total loans. This compares to an allowance of $4,700,672 or 1.3% as of December 31, 2000 and an allowance of $3,392,587 or 1.1% as of December 31, 1999. A total of $153,707 was charged-off, net of recoveries, for the year ended December 31, 2001 compared to a total of $131,915 for the year ended December 31, 2000 and $243,692 for the year ended December 31, 1999.

Other Operating Income
----------------------
Other operating income for the year ended December 31, 2001, increased $1,644,643 or 38.4% to $5,922,573 from $4,277,930 for the year ended December
31, 2000 and from $3,362,438 for the year ended December 31, 1999. The increase in other operating income is primarily due to an increase in service charges and fees on deposit accounts of $747,815 or 82.9% to $1,649,962 for the year ended December 31, 2001 from $902,147 for the year ended December 31, 2000 and from $539,468 for the year ended December 31, 1999. This increase is attributable to the increase in average demand deposit accounts of approximately $71,000,000 to approximately $332,000,000 for the year ended December 31, 2001 from approximately $261,000,000 for the year ended December 31, 2000 and an increase of approximately $51,000,000 from approximately $210,000,000 for the year ended December 31, 1999. The increase in other operating income is also attributable to an increase in trust fees of $381,433 or 22.8% to $2,051,864 for the year ended December 31, 2001 from $1,670,431 for the year ended December 31, 2000 and from $1,279,621 for the year ended December 31, 1999. The increase in trust income is attributable to the increase in total assets under trust administration of approximately $24,000,000 to approximately $637,000,000 at December 31, 2001 from approximately $613,000,000 at December 31, 2000 and an increase of approximately $82,000,000 from approximately $531,000,000 at December 31, 1999. Also, contributing to the increase in other operating income is a net gain on the sale of mortgage loans of $435,058 for the year ended December 31, 2001 versus a net loss on the sale of mortgage loans of $1,008 for the year ended December 31, 2000. This compares to a net gain on the sale of mortgage loans of $66,698 for the year ended December 31, 1999.

In December 1998, the Bank purchased the downtown office building at 107 North Pennsylvania Street which houses its main office as well as the Corporation's main office. For the year ended December 31, 2001, building rental income decreased $209,686 or 30.7% to $474,298 from $683,984 for the year ended December 31, 2000. This is due to the Bank occupying more space in the building in 2001 over the same period the previous year. For the year ended December 31, 2000, building rental income was $683,984 compared to $636,048 for the year ended December 31, 1999.

Other Operating Expenses
------------------------
Other operating expenses for the year ended December 31, 2001 increased $2,818,812 or 20.1% to $16,820,520 from $14,001,708 for the year ended December
31, 2000 and increased $2,803,873 or 25.0% from $11,197,835 for the year ended December 31, 1999. Salaries, wages and employee benefits increased $1,441,822 or 18.2% to $9,385,469 for the year ended December 31, 2001 from $7,943,647 for the year ended December 31, 2000 and increased $1,611,099 or 25.4% from $6,332,548 for the year ended December 31, 1999. This increase is primarily due to the increase in the number of employees to 153 full time equivalents at December 31, 2001 from 138 full time equivalents at December 31, 2000 and from 118 full time equivalents at December 31, 1999. Occupancy expense increased $204,336 for the year ended December 31, 2001 over the same period the previous year and it increased $111,838 for the year ended December 31, 2000 over the same period the previous year primarily due to the additional expense related to the operations of the building at 107 North Pennsylvania Street and the opening of new banking offices at the AUL Office Complex in June 1999, the Carmel Office in September 2000, and the Greenwood Office in October 2001. Furniture and equipment expense increased $127,264 for the year ended December 31, 2001 over the same period the previous year and it increased $144,723 for the year ended December 31, 2000 over the same period the previous year primarily due to the additional expense associated with opening of the new banking offices offset by decreases in expenses related to fully depreciated assets at the older banking centers and main office. Professional services expense increased $130,165 or 18.1% to $851,131 for the year ended December 31, 2001 from $720,966 for the year ended December 31, 2000 and increased $164,259 or 29.5% for the year ended December 31, 2000 from $556,707 for the year ended December 31, 1999. The increase in 2001 and 2000 was due to consulting fees incurred for the development and implementation of Private Portrait, the Bank's internet banking web site. Also contributing to the increase was accounting fees and the courier service. Data processing expenses increased $264,318 for the year ended December 31, 2001 over the same period the previous year and also increased $269,507 for the year ended December 31, 2000 over the same period the previous year primarily due to increased service bureau fees relating to increased transaction activity by the Bank and trust department. Business Development increased $162,019 for the year ended December 31, 2001 over the same period the previous year and increased $115,794 for the year ended December 31, 2000 over the same period the previous year. The increase is due to customer entertaining and public relations.

Tax (Benefit)/Expense
---------------------

The Corporation applies a federal income tax rate of 34% and a state tax rate of 8.5% in the computation of tax expense. For the year ended December 31, 2001, the provision for income taxes consisted of current tax expense of $2,646,904, and a deferred tax benefit of $506,347. For the year ended December 31, 2000, the provision for income taxes consisted of current tax expense of $2,262,449 and a deferred tax benefit of $542,991. For the year ended December 31, 1999, the provision for income taxes consisted of current tax expense of $1,417,719 and a deferred tax benefit of $201,158.

The Corporation has net deferred tax assets of $2,473,849 as of December 31, 2001, $2,008,801 as of December 31, 2000 and $1,482,266 as of December 31, 1999.
The net deferred tax assets represent primarily a temporary difference for the recognition of the allowance for loan losses.

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

Liquidity and Interest Rate Sensitivity

The Corporation must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as available for sale and maturing loans. Federal funds sold represent the Corporation's primary source of immediate liquidity and were maintained at a level adequate to meet immediate needs. Federal funds sold averaged approximately $28,000,000, $22,000,000 and $24,000,000 for the twelve months ended December 31, 2001, 2000 and 1999 respectively. Reverse repurchase agreements may serve as a source of liquidity, but are primarily used as collateral for customer balances in overnight repurchase agreements. The average balance for the twelve months ended December 31, 2001 was $28,000,000 and $0 for the twelve months ended December 31, 2000 and 1999. Maturities in the Corporation's loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At December 31, 2001, the Corporation's rate sensitive liabilities exceeded rate sensitive assets due within one year by $22,540,294. At December 31, 2000, the Corporation's rate sensitive liabilities exceeded rate sensitive assets due within one year by $38,306,400.

The purpose of the Bank's Investment Committee is to manage and balance interest rate risk, to provide a readily available source of liquidity to cover deposit runoff and loan growth, and to provide a portfolio of safe, secure assets of high quality that generate a supplemental source of income in concert with the overall asset/liability policies and strategies of the Bank.

The Bank holds securities of the U.S. Government and its agencies along with asset-backed securities, collateralized mortgage obligations, municipals, and Federal Home Loan Bank and Federal Reserve Bank stock. In order to properly manage market risk, credit risk and interest rate risk, the Bank has guidelines it must follow when purchasing investments for the portfolio and adherence to these policy guidelines are reported monthly to the board of directors.

A portion of the Bank's investment securities consist of asset-backed securities (in previous years) and collateralized mortgage obligations. The Bank limits the level of these securities that can be held in the portfolio to a specified percentage of total average assets. Also, asset-backed securities collateralized by receivables other than mortgages will not have a stated final maturity greater than seven years. In addition, only credit card receivables or mortgage-related securities rated "AA" or better by Standard & Poor's or an equivalent rating by another rating agency, will be purchased.
All mortgage-related securities must pass the FFIEC stress test. This stress test determines if price volatility under a 200 basis point interest rate shock for each security exceeds a benchmark 30 year mortgage-backed security. If the security fails the test, it is considered high risk and the Bank will not purchase it. All mortgage-related securities purchased and included in the investment portfolio will be subject to the FFIEC test as of December 31 each year to determine if they have become high risk holdings. If a mortgage-related security becomes high risk, it will be evaluated by the Bank' Investent Committee to determine if the security should be liquidated. At December 31, 2001 the Bank held one high risk mortgage-related security and at December 31, 2000, the Bank held no high risk mortgage-related securities.

The Bank's investment portfolio also consists of bank-qualified municipal securities. Municipal securities purchased are limited to the first three (3) grades of the rating agencies. The grade is reviewed each December 31 to verify that the grade has not deteriorated below the first three (3) grades. The Bank may purchase non-rated general obligation municipals, but the credit strength of the municipality must be evaluated by the Bank's Credit Department. Generally, municipal securities from each issuer will be limited to $1 million, never to exceed 10% of the Bank's tier 1 capital and will not have a stated final maturity date of greater than ten (10) years.

The average yield on the Bank's investment portfolio is as follows as of December 31,

                                                 2001        2000        1999
                                                 ----        ----        ----
U.S. Treasuries                                 5.41%       5.92%       4.97%
U.S. Government agencies                        5.37%       6.24%       5.17%
Collateralized mortgage obligations             5.35%       6.63%       6.03%
Asset-backed securities                             -       6.11%       5.24%
Municipals                                      7.32%       7.10%           -
Other securities                                3.72%       6.42%       5.19%

With the exception of securities of the U.S. Government and U.S. Government agencies and corporations, the Corporation had no other securities with a book or market value greater than 10% of shareholders' equity as of December 31, 2001, 2000 and 1999.

The following is a summary of available-for-sale securities and held-to-maturity securities:

                                                      Available-for-Sale Securities
                                      -----------------------------------------------------
                                                      Gross           Gross      Estimated
                                       Amortized    Unrealized     Unrealized      Fair
                                         Cost         Gain            Loss         Value
                                      -----------------------------------------------------
December 31, 2001
U.S. Treasury securities              $ 2,113,700   $    12,385   $        --   $ 2,126,085
U.S. Government agencies               23,262,121        88,863            --   $23,350,984
Collateralized mortgage obligations     1,775,838         3,578            11   $ 1,779,405
                                      -----------------------------------------------------
                                      $27,151,659   $   104,826   $        11   $27,256,474
                                      =====================================================
December 31, 2000
U.S. Treasury securities              $13,988,088   $        --   $    13,828   $13,974,260
U.S. Government agencies               58,695,209        37,591        25,477   $58,707,323
Collateralized mortgage obligations     4,355,124         4,455         2,188   $ 4,357,391
                                      -----------------------------------------------------
                                      $77,038,421   $    42,046   $    41,493   $77,038,974
                                      =====================================================
December 31, 1999
U.S. Treasury securities              $29,026,049   $     9,474   $    20,852   $29,014,671
U.S. Government agencies               10,000,000            --        22,200   $ 9,977,800
Collateralized mortgage obligations     6,970,433         8,523        16,133   $ 6,962,823
Asset-backed securities                   208,333           194            --   $   208,527
                                      -----------------------------------------------------
                                      $46,204,815   $    18,191   $    59,185   $46,163,821
                                      =====================================================

                                                     Held-to-Maturity Securities
                                      -----------------------------------------------------
                                                      Gross           Gross      Estimated
                                       Amortized    Unrealized     Unrealized      Fair
                                         Cost         Gain            Loss         Value
                                      -----------------------------------------------------
December 31, 2001
Collateralized mortgage obligations   $ 2,696,147   $     6,816   $    21,832   $ 2,681,131
Municipals                              5,494,504       184,573            --   $ 5,679,077
Other securities                          200,000         1,925         1,028   $   200,897
                                      -----------------------------------------------------
                                      $ 8,390,651   $   193,314   $    22,860   $ 8,561,105
                                      =====================================================
December 31, 2000
Collateralized mortgage obligations   $ 4,351,982   $     2,752   $    19,048   $ 4,335,686
Municipals                              5,456,729       157,334            --   $ 5,614,063
Other securities                          441,661         9,476         2,307   $   448,830
                                      -----------------------------------------------------
                                      $10,250,372   $   169,562   $    21,355   $10,398,579
                                      =====================================================
December 31, 1999
Collateralized mortgage obligations   $ 7,156,647   $     5,551   $    82,378   $ 7,079,820
Other securities                          541,773         6,541            11   $   548,303
                                      -----------------------------------------------------
                                      $ 7,698,420   $    12,092   $    82,389   $ 7,628,123
                                      =====================================================

As part of managing liquidity, the Corporation monitors its loan to deposit ratio on a daily basis. At December 31, 2001 the ratio was 89.3 percent and as of December 31, 2000 the ratio was 88.1 percent which is within the Corporation's acceptable range.

The following table shows the composition of the Bank's loan portfolio as of the dates indicated (in 000's):

                                                               December 31,
                              2001              2000              1999              1998              1997
                              ----              ----              ----              ----              ----
                                  % of              % of              % of              % of              % of
                        Amount    Total   Amount    Total   Amount    Total   Amount    Total   Amount    Total
                       ----------------  ----------------  ----------------  ----------------  ----------------
TYPES OF LOANS
Commercial             $150,101   33.2%  $166,881   34.2%  $135,897   43.6%  $102,427   45.0%  $ 78,855   49.9%
Construction             17,027    3.8%     8,733    2.4%    14,472    4.6%     5,347    2.3%     2,174    1.4%
Commercial Mortgage      82,256   18.2%    53,095   14.7%    34,726   11.1%    21,990    9.7%     3,624    2.3%
Residential Mortgage    151,874   33.6%   116,064   37.8%   109,787   35.3%    86,095   37.8%    62,666   39.8%
Installment              37,493    8.3%     2,320    6.9%     2,084    0.7%     1,607    0.7%     1,326    0.8%
Credit Card               1,811    0.4%     1,709    0.5%     1,556    0.5%     1,179    0.5%       860    0.5%
Other                    11,498    2.5%    12,800    3.5%    12,956    4.2%     9,202    4.0%     8,400    5.3%
                       ----------------  ----------------  ----------------  ----------------  ----------------
     Total - Gross     $452,060  100.0%  $361,602  100.0%  $311,478  100.0%  $227,847  100.0%  $157,905  100.0%
                                 ======            ======            ======            ======            ======

     Allowance           (5,987)           (4,701)           (3,393)           (2,626)           (1,963)
                       --------          --------          --------          --------          --------
     Total - Net       $446,073          $356,901          $308,085          $225,221          $155,942
                       ========          ========          ========          ========          ========

The following table shows the composition of the commercial loan category by industry type as of the dates indicated (in $000's):

                                                                              December 31,
                                                                              ------------
                                                         2001                    2000                    1999
                                                         ----                    ----                    ----
Type                                             Amount         %       Amount          %        Amount          %
----                                             ------         -       ------          -        ------          -
Agriculture, Foresty & Fishing                  $     --       0.0%    $     49        0.0%     $     26        0.0%
Mining                                             2,291       1.5%         371        0.2%          253        0.2%
Construction                                       9,127       6.1%         767        0.5%          599        0.4%
Manufacturing                                     10,964       7.4%       8,085        4.8%        4,698        3.5%
Wholesale Trade                                   19,535      13.1%       9,241        5.5%        5,476        4.0%
Retail Trade                                       7,561       5.0%      12,210        7.3%       10,430        7.7%
Transportation                                     2,425       1.6%       1,838        1.1%        1,360        1.0%
Information                                        2,878       1.9%          --        0.0%           --        0.0%
Finance & Insurance                                6,808       4.5%      41,854       25.2%       39,119       28.8%
Real Estate and Rental & Leasing                  22,645      15.1%          --        0.0%           --        0.0%

Professional, Scientific & Technical Services     11,475       7.6%          --        0.0%           --        0.0%
Administrative and Support, Waste
Management & Remediation Services                  1,333       0.9%         104        0.1%           82        0.1%
Educational Services                               1,893       1.3%          --        0.0%           --        0.0%
Health Care & Social Assistance                   12,338       8.2%          --        0.0%           --        0.0%
Arts, Entertainment & Recreation                   2,394       1.6%          --        0.0%           --        0.0%
Accommodation & Food Services                      7,869       5.2%          --        0.0%           --        0.0%
Other Services                                    28,565      19.0%      92,362       55.3%       73,854       54.3%
                                                -------------------    --------------------     --------------------
                                                $150,101     100.0%    $166,881      100.0%     $135,897      100.0%
                                                ===================    ====================     ====================

Critical Accounting Policy

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

The allowance for loan losses is allocated to each loan category based on the Bank's peer median charge off percentages by loan category added to actual reserves maintained for non-performing or specifically identified loans needing a reserve. Any remaining allowance is then allocated back to each loan category based on that category's percentage of the total loan portfolio. Although the loan loss reserve is allocated by loan category, the entire allowance is available to cover any loan loss that may occur. The following table shows the dollar amount of the allowance for loan losses using management's estimate by loan category (in $000's)

Loan Loss Reserve Allocation

                                       December 31,
                                       ------------
                        2001     2000     1999     1998     1997
                        ----     ----     ----     ----     ----

Commercial             $4,792   $3,246   $1,452   $1,209   $1,055
Construction               21       49      142       59       25
Commercial Mortgage       104      297      342      250       40
Residential Mortgage      499      779    1,088      975      695
Installment                72       43       22       18       18
Credit Card                55       70       15       13       14
Other                     444      217      132      102      116
Year 2000                  --       --      200       --       --
                       ------------------------------------------
                       $5,987   $4,701   $3,393   $2,626   $1,963
                       ==========================================

Management considers the present allowance to be appropriate and adequate to cover losses inherent in the loan portfolio based on the current economic environment. However, future economic changes cannot be predicted. Deterioration in economic conditions could result in an increase in the risk characteristics of the loan portfolio and an increase in the provision for loan losses.

The following table presents a summary of non-performing assets as of December 31, ($000):

                              2001                 2000                 1999                 1998                   1997
                              ----                 ----                 ----                 ----                   ----
                                   % of                 % of                 % of                 % of                   % of
                        Amount     Total     Amount     Total     Amount     Total     Amount     Total      Amount      Total
                        ----------------     ----------------     ----------------     -----------------     -------------------
Non-Accrual Loans
Commercial               $335      40.1%      $595      65.7%      $272      70.7%      $  --       0.0%      $ 57        63.3%
Construction               --       0.0%        --       0.0%        --       0.0%         --       0.0%        --         0.0%
Commercial Mortgage       184      22.0%        --       0.0%        --       0.0%         --       0.0%        --         0.0%
Residential Mortgage      303      36.3%       288      31.8%        86      22.3%         --       0.0%        33        36.7%
Installment                13       1.6%        23       2.5%        27       7.0%         --       0.0%        --         0.0%
Credit Card                --       0.0%        --       0.0%        --       0.0%         --       0.0%        --         0.0%
Other                      --       0.0%        --       0.0%        --       0.0%         --       0.0%        --         0.0%

   Total                 $835     100.0%      $906     100.0%      $385     100.0%      $  --       0.0%      $ 90       100.0%
                         ===============      ===============      ===============      ================      =================

Loans 90 Days Past Due -
Still Accruing           $  5                 $ --                 $ --                 $  --                 $ --

Restructured due to
troubled conditions
of the borrower          $ --                 $ --                 $ --                 $  --                 $ --

During 2001, the Corporation had seven non-performing commercial loans and recognized $9,534 in interest income and would have recorded an additional $25,191 in interest income if the loans had been accruing. Also, the Corporation had one non-performing installment loan and recognized no interest income and would have recorded $1,545 in interest income if the loan had been accruing. In addition, the Corporation had six non-performing residential mortgage loans and recognized $1,925 in interest income and would have recorded an additional $24,785 in interest income if the loans had been accruing.

During 2000, the Corporation had eleven non-performing commercial loans and recognized $55,432 in interest income and would have recorded an additional $65,435 in interest income if the loans had been accruing. Also, the Corporation had three non-performing installment loans and recognized $1,760 in interest income and would have recorded an additional $2,176 in interest income if the loans had been accruing. In addition, the Corporation had five non-performing residential mortgage loans and recognized $7,095 in interest income and would have recorded an additional $16,454 in interest income if the loans had been accruing. The Corporation also had four non-performing credit cards and recognized $167 in interest income and would have recorded an additional $1,821 in interest income if the loans had been accruing.

During 1999, the Corporation had two non-performing commercial loans and recognized $43,771 in interest income and would have recorded an additional $1,897 in interest income if the loans had been accruing. Also, the Corporation had one non-performing installment loan and recognized $1,615 in interest income and would have recorded an additional $1,921 in interest income if the loan had been accruing. In addition, the Corporation had one non-performing residential mortgage loan and recognized $4,563 in interest income and would have recorded an additional $1,483 in interest income if the loan had been accruing.

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

The following table shows the composition of the Bank's deposit portfolio as of the dates indicated (in 000's):

                                                              December 31
                                                              -----------
                                       2001                       2000                        1999
                                       ----                       ----                        ----
                                                % of                       % of                        % of
                                   Amount      Total          Amount      Total          Amount       Total
                              -----------------------     ----------------------     -----------------------
TYPES OF DEPOSITS
Demand                            $94,874     23.82%         $84,977     28.41%         $66,799      28.07%
MMDA/Savings                      303,375     76.18%         214,168     71.59%         171,147      71.93%

                              -----------------------     ----------------------     -----------------------
   Total Demand Deposits          398,249    100.00%         299,145    100.00%         237,946     100.00%
                                          ===========                ===========                ============

CDs < $100,000                     61,724     57.22%          62,076     55.78%          65,024      60.73%
CDs > $100,000                     35,755     33.14%          39,873     35.83%          34,279      32.02%
Individual Retirement Accounts     10,397      9.64%           9,340      8.39%           7,759       7.25%
                              -----------------------     ----------------------     -----------------------
   Total Certificates of Deposit  107,876    100.00%         111,289    100.00%         107,062     100.00%
                                          ===========                ===========                ============
                              ------------                -----------                -----------
      Total Deposits             $506,125                   $410,434                   $345,008
                              ============                ===========                ===========


The Corporation experienced a decrease in cash and cash equivalents, its primary source of liquidity, of $21,792,118 during 2001. During 2000, it experienced an increase of $21,826,942. The primary financing activity for 2001 was deposit growth which provided net cash of $95,691,810 and security repurchase agreements which provided net cash of $10,890,378. The primary financing activity for 2000 was deposit growth which provided net cash of $65,425,432 and security repurchase agreements which provided net cash of $17,266,237. Lending used $90,612,302 during 2001 and $50,255,788 during 2000. The Corporation's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation's liquidity position.

The following table illustrates the projected maturities and the repricing mechanisms of the major asset/liabilities categories of the Corporation as of December 31, 2001, based on certain assumptions. No prepayment rate assumptions have been made for the loan portfolio. Maturity and repricing dates for investments have been projected by applying the assumptions set forth below to contractual maturity and repricing dates.

                                                                0 - 180        181 - 365          1 - 2          2 - 3
                                                                  days           days             years          years
                                                                  ----           ----             -----          -----
Interest Earning Assets:
    Fed Funds/ Overnight Time                               $  31,454,204
    Reverse repurchase agreements                             120,000,000
    Investments                                                 4,137,385      11,146,457       8,330,850      5,505,129
    Loans
          Commercial & Industrial
                Fixed                                          16,232,455       8,881,098      15,608,121     11,584,325
                Variable                                       81,453,601
          Commercial Loans Secured by Real Estate
                Fixed                                           9,758,505       6,519,615      14,879,054     11,732,042
                Variable                                        2,727,044
          Residential Loans Secured by Real Estate
                Fixed                                           2,074,053       2,073,112       4,146,224      4,146,365
                Variable                                       83,453,379       8,212,248      13,135,368     14,113,173
          Other
                Fixed                                             951,353         824,245       1,481,857      1,243,809
                Variable                                       30,025,380      11,498,408              --             --
                                                            --------------------------------------------------------------
Total Interest Earning Assets                               $ 382,267,359   $  49,155,183   $  57,581,474  $  48,324,843
Non-Interest Earning Assets
                                                            --------------------------------------------------------------
Total Assets                                                $ 382,267,359   $  49,155,183   $  57,581,474  $  48,324,843
                                                            ==============================================================

Interest Bearing Liabilities:
    Demand Deposits                                         $      49,882
    Interest Bearing Demand                                    57,956,901
    Savings Deposits
    Money Market Accounts                                     240,711,658
    Certificate of Deposits                                    30,353,971      18,202,032      12,535,699      5,546,113
    Jumbo CDs                                                  17,871,895      10,464,865       3,826,371      4,160,861
    Repurchase Agreements                                      68,351,632
    FHLB Advances                                                              10,000,000       6,000,000     10,000,000
    Company obligated mandatorily redeemable preferred
          capital securities of subsidiary trust holding
          solely the junior subordinated debentures of the
          parent company
                                                            --------------------------------------------------------------
Total Interest Bearing Liabilities                          $ 415,295,939   $  38,666,897   $  22,362,070  $  19,706,974
Non-Interest Bearing Liabilities
Equity
                                                            --------------------------------------------------------------
Total Liabilities & Shareholders' Equity                    $ 415,295,939   $  38,666,897   $  22,362,070  $  19,706,974
                                                            ==============================================================
Interest Sensitivity Gap per Period                         $ (33,028,580)  $  10,488,286   $  35,219,404  $  28,617,869
Cumulative Interest Sensitivity Gap                         $ (33,028,580)  $ (22,540,294)  $  12,679,110  $  41,296,979

Interest Sensitivity Gap as a Percentage of Earning Assets         -5.14%            1.63%           5.48%          4.45%
Cumulative Sensitivity Gap as a
    Percentage of Earning Assets                                   -5.14%           -3.51%           1.97%          6.43%





                                                                 3 - 5          5 +         Non-interest
                                                                 years          years         Earning         Total
                                                                 -----          -----         -------         -----
Interest Earning Assets:
    Fed Funds/ Overnight Time                                                                             $  31,454,204
    Reverse repurchase agreements                                                                           120,000,000
    Investments                                                   785,258      9,143,546                     39,048,625
    Loans
          Commercial & Industrial
                Fixed                                          12,027,833      3,978,937        334,763      68,647,532
                Variable                                                                                     81,453,601
          Commercial Loans Secured by Real Estate
                Fixed                                          20,039,094     16,416,330        184,177      79,528,817
                Variable                                                                                      2,727,044
          Residential Loans Secured by Real Estate
                Fixed                                           8,289,252     12,899,847                     33,628,853
                Variable                                       16,054,249             --        303,537     135,271,954
          Other
                Fixed                                           2,024,596          8,389      2,744,465       9,278,714
                Variable                                               --             --             --      41,523,788
                                                            -----------------------------------------------------------
Total Interest Earning Assets                               $  59,220,282  $  42,447,049  $   3,566,942   $ 642,563,132
Non-Interest Earning Assets                                                                  28,133,958      28,133,958
                                                            -----------------------------------------------------------
Total Assets                                                $  59,220,282  $  42,447,049  $  31,700,900   $ 670,697,090
                                                            ===========================================================

Interest Bearing Liabilities:
    Demand Deposits                                                                       $  94,824,538   $  94,874,420
    Interest Bearing Demand                                                                                  57,956,901
    Savings Deposits                                                                          4,706,849       4,706,849
    Money Market Accounts                                                                                   240,711,658
    Certificate of Deposits                                     2,653,260      1,697,716                     70,988,791
    Jumbo CDs                                                     441,082        121,670                     36,886,744
    Repurchase Agreements                                                                                    68,351,632
    FHLB Advances                                              18,000,000      6,000,000                     50,000,000
    Company obligated mandatorily redeemable preferred                        13,500,000                     13,500,000
          capital securities of subsidiary trust holding
          solely the junior subordinated debentures of the
          parent company
                                                            -----------------------------------------------------------
Total Interest Bearing Liabilities                          $  21,094,342  $  21,319,386  $  99,531,387   $ 637,976,995
Non-Interest Bearing Liabilities                                                              4,250,093       4,250,093
Equity                                                                                       28,470,002      28,470,002
                                                            -----------------------------------------------------------
Total Liabilities & Shareholders' Equity                    $  21,094,342  $  21,319,386  $ 132,251,482   $ 670,697,090
                                                            ===========================================================
Interest Sensitivity Gap per Period                         $  38,125,940  $  21,127,663  $(100,550,582)
Cumulative Interest Sensitivity Gap                         $  79,422,919  $ 100,550,582  $          --

Interest Sensitivity Gap as a Percentage of Earning Assets           5.93%          3.29%        -15.65%
Cumulative Sensitivity Gap as a
    Percentage of Earning Assets                                    12.36%         15.65%          0.00%

Capital Resources

The Corporation's only source of capital since commencing operations has been from issuance of common stock, results of operations, issuance of long term debt to a non-affiliated third party, and the issuance of company obligated mandatorily redeemable preferred capital securities.

On March 26, 1999, the Corporation entered into a $7,500,000 Revolving Credit Agreement with Harris Trust and Savings Bank maturing December 31, 2005. Effective September 29, 2000, the aggregate amount of the revolving line of credit was reduced from $7,500,000 to $5,000,000 and the maturity date was changed from December 31, 2005 to September 28, 2001. The line was renewed September 28, 2001 and the new maturity date is September 28, 2002. At December 31, 2001 and 2000, $0 was outstanding, respectively. Several interest rate options, including an adjusted LIBOR rate, are available to the Corporation on any amounts drawn on the line. Interest payments are due quarterly. The Corporation also pays a commitment fee of .25% per annum on the average daily unused portion of the line of credit. The line is collateralized by the issued and outstanding stock of the Bank. In addition, this agreement requires the maintenance of certain ratios and compliance with various other restrictive covenants.

In September 2000, the Trust, which is wholly owned by the Corporation, issued $13,500,000 of company obligated mandatorily redeemable capital securities. The proceeds from the issuance of the capital securities and common securities of $418,000 were used by the Trust to purchase from the Corporation $13,918,000 Fixed Rate Junior Subordinated Debentures. The capital securities mature September 6, 2030, and have a fixed interest rate of 10.60%. The net proceeds received by the Corporation from the sale of capital securities were used for general corporate purposes. The indenture, dated September 7, 2000, requires compliance with certain non-financial covenants.

The Bank has incurred indebtedness pursuant to FHLB advances as follows:

                         Amount             Rate              Maturity
                         ------             ----              --------
                    $10,000,000             7.03%             07/17/2002
                      6,000,000             5.66%             09/04/2003
                      5,000,000             5.39%             02/26/2004
                      5,000,000             5.15%             04/23/2004
                      5,000,000             5.14%             08/01/2005
                      3,000,000             5.39%             10/03/2005
                      5,000,000             5.43%             03/16/2006
                      5,000,000             5.32%             05/08/2006
                      3,000,000             5.57%             08/13/2007
                      3,000,000             5.55%             10/02/2008
                  -------------
                    $50,000,000

The Bank may add indebtedness of this nature in the future if determined to be in the best interest of the Bank.

In late 1995, the Corporation increased its common stock by approximately $5,000,000 with the sale of 400,000 shares. Capital for the Corporation is above regulatory requirements at December 31, 2001. Pertinent capital ratios for the Corporation as of December 31, 2001 are as follows:

                                                                  Minimum
                                               Actual           Requirements
                                               ------           ------------

Tier 1 risk-based capital ratio                  8.4%               4.0%
Total risk-based capital ratio                  10.6%               8.0%
Leverage ratio                                   5.6%               4.0%

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

Forward-Looking Statements

The sections that follow, Quantitative and Qualitative Disclosures about Market Risk, contain certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements involve significant risks and uncertainties including changes in general economic and financial market conditions, the Corporation's ability to execute its business plans. Although the Corporation believes the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially.


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

The Corporation's profitability is affected by fluctuations in interest rates. A sudden and substantial increase in interest rates may adversely impact the Corporation's earnings to the extent that the interest rates earned by assets and paid on liabilities do not change at the same speed, to the same extent, or on the same basis. The Corporation monitors the impact of changes in interest rates on its net interest income. The Corporation attempts to maintain a relatively neutral gap between earning assets and liabilities at various time intervals to minimize the effects of interest rate risk. The Corporation also performs a 200 basis point upward and downward interest rate shock and makes sure that there is not an adverse impact on its annual net interest income.

The following table shows the impact of a 200 basis point upward shock on the Corporation's Gap Report as of December 31, 2001 (in $000's):

Current                                  Cost/Revenue
                              Under 1 Year    Over 1 Year        Total
                              ------------    -----------        -----
Assets                           $19,083        $15,467         $34,550
Liabilities / Equity              11,193          3,985          15,178
                                 -------        -------         -------
Net Interest Income              $ 7,890        $11,482         $19,372

Shock Calculation                        Cost/Revenue
                              Under 1 Year    Over 1 Year        Total
                              ------------    -----------        -----
Assets                           $25,227        $15,969         $41,196
Liabilities / Equity              15,708          3,985          19,693
                                 -------        -------         -------
Net Interest Income              $ 9,519        $11,984         $21,503


Summary:

Net interest income - current    $19,372
Net interest income - shocked     21,503
                                 -------
Change $                         $ 2,131
Change %                           9.91%

The following table shows the impact of a 200 basis point downward shock on the Corporation's Gap Report as of December 31, 2001 (in $000's):

Current                                  Cost/Revenue
                              Under 1 Year    Over 1 Year        Total
                              ------------    -----------        -----
Assets                           $19,083        $15,467         $34,550
Liabilities / Equity              11,193          3,985          15,178
                                 -------        -------         -------
Net Interest Income              $ 7,890        $11,482         $19,372

Shock Calculation                        Cost/Revenue
                              Under 1 Year    Over 1 Year        Total
                              ------------    -----------        -----
Assets                           $13,691        $14,214         $27,905
Liabilities / Equity               5,590          3,985           9,575
                                 -------        -------         -------
Net Interest Income              $ 8,101        $10,229         $18,330


Summary:

Net interest income - current    $19,372
Net interest income - shocked     18,330
                                 -------
Change $                         $(1,042)
Change %                           -5.68%

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------


                         Report of Independent Auditors


Board of Directors
The National Bank of Indianapolis Corporation


We have audited the accompanying consolidated balance sheets of The National Bank of Indianapolis Corporation as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The National Bank of Indianapolis Corporation at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.



January 25, 2002

                             The National Bank of Indianapolis Corporation
                                      Consolidated Balance Sheets
                                                                         December 31
                                                                    2001             2000
                                                               ------------------------------
Assets
Cash and due from banks                                        $  34,844,360    $  56,636,478
Reverse repurchase agreements                                    120,000,000               --
Federal funds sold                                                14,254,204       15,533,453
Available-for-sale securities                                     27,256,474       77,038,974
Held-to-maturity securities                                        8,390,651       10,250,372
                                                               ------------------------------
Total investment securities                                       35,647,125       87,289,346
Loans                                                            452,060,303      361,601,708
   Less:  Allowance for loan losses                               (5,986,965)      (4,700,672)
                                                               ------------------------------
Net loans                                                        446,073,338      356,901,036
Premises and equipment                                             9,257,236        8,242,484
Accrued interest receivable                                        2,826,831        3,443,503
Stock in federal banks                                             3,401,500        2,089,200
Other assets                                                       4,392,496        3,631,326
                                                               ------------------------------
Total assets                                                   $ 670,697,090    $ 533,766,826
                                                               ==============================

Liabilities and shareholders' equity
Deposits:
   Noninterest-bearing demand deposits                         $  94,874,420    $  84,977,377
   Money market and saving deposits                              303,375,408      214,167,590
   Time deposits over $100,000                                    36,886,744       41,092,240
   Other time deposits                                            70,988,791       70,196,346
                                                               ------------------------------
Total deposits                                                   506,125,363      410,433,553
Security repurchase agreements                                    68,351,632       57,461,254
FHLB advances                                                     50,000,000       24,000,000
Company obligated mandatorily redeemable preferred
   capital securities of subsidiary trust holding solely the
   junior subordinated debentures of the parent company           13,500,000       13,500,000
Other liabilities                                                  4,250,093        3,712,213
                                                               ------------------------------
Total liabilities                                                642,227,088      509,107,020

Shareholders' equity:
   Common stock, no par value:
     Authorized shares; 2001 and 2000-3,000,000
     Issued and outstanding shares; 2001-1,965,944;
       2000-1,956,962                                             20,883,428       20,665,160
   Unearned compensation                                            (439,790)        (598,711)
   Retained earnings                                               7,963,066        4,593,023
   Accumulated other comprehensive income                             63,298              334
                                                               ------------------------------
Total shareholders' equity                                        28,470,002       24,659,806
                                                               ------------------------------
Total liabilities and shareholders' equity                     $ 670,697,090    $ 533,766,826
                                                               ==============================

See accompanying notes.

                              The National Bank of Indianapolis Corporation
                                    Consolidated Statements of Income

                                                                 Years ended December 31
                                                          2001            2000           1999
                                                      -------------------------------------------
Interest income:
   Interest and fees on loans                         $ 30,798,679   $ 28,244,569    $ 20,639,845
   Interest on investment securities                     6,154,280      5,718,341       4,420,281
   Interest on federal funds sold                        1,045,685      1,355,758       1,187,062
   Interest on reverse repurchase agreements               802,762             --              --
                                                      -------------------------------------------
Total interest income                                   38,801,406     35,318,668      26,247,188

Interest expense:
   Interest on deposits                                 13,919,427     14,723,423      11,625,462
   Interest on repurchase agreements                     3,156,276      3,003,715       1,603,397
   Interest on FHLB advances                             2,434,022      1,142,990         806,777
   Interest on long-term debt                            1,443,135        915,555         319,274
                                                      -------------------------------------------
Total interest expense                                  20,952,860     19,785,683      14,354,910
                                                      -------------------------------------------
Net interest income                                     17,848,546     15,532,985      11,892,278

Provision for loan losses                                1,440,000      1,440,000       1,010,000
                                                      -------------------------------------------
Net interest income after provision for loan losses     16,408,546     14,092,985      10,882,278

Other operating income:
   Trust fees and commissions                            2,051,864      1,670,431       1,279,621
   Service charges and fees on deposit accounts          1,649,962        902,147         539,468
   Building rental income                                  474,298        683,984         636,048
   Net gain (loss) on sale of mortgage loans               435,058         (1,008)         66,698
   Interchange income                                      467,278        399,126         257,249
   Other income                                            844,113        623,250         583,354
                                                      -------------------------------------------
Total other operating income                             5,922,573      4,277,930       3,362,438

Other operating expenses:
   Salaries, wages, and employee benefits                9,385,469      7,943,647       6,332,548
   Occupancy expense                                     1,418,344      1,214,008       1,102,170
   Furniture and equipment expense                         875,624        748,360         603,637
   Professional services                                   851,131        720,966         556,707
   Data processing                                       1,185,545        921,227         651,720
   Business development                                    661,702        499,683         383,889
   Other expenses                                        2,442,705      1,953,817       1,567,164
                                                      -------------------------------------------
Total other operating expenses                          16,820,520     14,001,708      11,197,835
                                                      -------------------------------------------
Net income before tax                                    5,510,599      4,369,207       3,046,881
   Federal and state income tax                          2,140,556      1,719,458       1,216,561
                                                      -------------------------------------------
Net income after tax                                  $  3,370,043   $  2,649,749    $  1,830,320
                                                      ===========================================

Basic earnings per share                              $       1.76   $       1.39    $       0.97
                                                      ===========================================

Diluted earnings per share                            $       1.55   $       1.24    $       0.88
                                                      ===========================================

See accompanying notes.

                                   The National Bank of Indianapolis Corporation
                                  Consolidated Statements of Shareholders' Equity

                                                                                      Accumulated
                                                                       Retained          Other
                                        Common         Unearned        Earnings       Comprehensive
                                         Stock       Compensation     (Deficit)       Income (Loss)        Total
                                   ---------------------------------------------------------------------------------
Balance at December 31, 1998          $19,747,320     $ (460,394)     $  112,954       $   (44,448)     $19,355,432

Comprehensive income:
   Net income                                   -               -      1,830,320                  -       1,830,320
   Other comprehensive income
     Net unrealized gain on
      investments, net of tax
      of $16,614                                -               -              -             19,692          19,692
                                                                                                    ----------------
Total comprehensive income                                                                                1,850,012

Issuance of stock (41,892 shares)         787,020       (684,000)              -                  -         103,020
Compensation earned                             -         327,380              -                  -         327,380
                                   ---------------------------------------------------------------------------------
Balance at December 31, 1999           20,534,340       (817,014)      1,943,274           (24,756)      21,635,844

Comprehensive income:
   Net income                                   -               -      2,649,749                  -       2,649,749
   Other comprehensive income
     Net unrealized gain on
      investments, net of tax
      of $219                                   -               -              -             25,090          25,090
                                                                                                    ----------------
Total comprehensive income                                                                                2,674,839

Issuance of stock (8,791 shares)          176,820        (81,000)              -                  -          95,820
Repurchase of stock (2,000 shares)       (46,000)               -              -                  -        (46,000)
Compensation earned                             -         299,303              -                  -         299,303
                                   ---------------------------------------------------------------------------------
Balance at December 31, 2000           20,665,160       (598,711)      4,593,023                334      24,659,806

Comprehensive income:
   Net income                                   -        -             3,370,043                  -       3,370,043
   Other comprehensive income
     Net unrealized gain on
      investments, net of tax
      of $41,517                                -               -              -             62,964          62,964
                                                                                                    ----------------
Total comprehensive income                                                                                3,433,007

Issuance of stock (10,782 shares)         262,818        (47,422)              -                  -         215,396
Repurchase of stock (1,800 shares)       (44,550)               -              -                  -        (44,550)
Compensation earned                             -         206,343              -                  -         206,343
                                   ---------------------------------------------------------------------------------
                                                                                                    ----------------
Balance at December 31, 2001         $ 20,883,428     $ (439,790)     $7,963,066         $   63,298    $ 28,470,002
                                   =================================================================================

See accompanying notes.

                                The National Bank of Indianapolis Corporation
                                    Consolidated Statements of Cash Flows

                                                                     Years ended December 31
                                                              2001             2000             1999
                                                        -----------------------------------------------
Operating activities
Net income                                              $   3,370,043    $   2,649,749    $   1,830,320
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Provision for loan losses                              1,440,000        1,440,000        1,010,000

     Depreciation and amortization                          1,070,855          935,882          758,900
     Stock compensation                                       110,000               --               --
     Net accretion of investments                          (1,652,102)      (1,349,135)      (1,213,816)
     Unearned compensation amortization                       206,343          299,303          327,380
     (Increase) decrease in:
       Accrued interest receivable                            616,672         (147,493)      (1,521,474)
       Other assets                                          (802,469)      (1,224,827)        (365,854)
     Increase in:
       Other liabilities                                      537,880        1,049,731          889,780
                                                        -----------------------------------------------
Net cash provided by operating activities                   4,897,222        3,653,210        1,715,236

Investing activities
Net change in federal funds sold                            1,279,249        1,768,851       (1,152,304)
Net change in reverse repurchase agreements              (120,000,000)              --               --
Proceeds from maturities of investment
   securities held to maturity                              3,954,061        2,953,285        5,174,107
Proceeds from maturities of investment
   securities available for sale                          175,020,797      191,818,216      132,636,137
Purchases of investment securities held to maturity        (3,363,863)      (5,765,926)      (2,302,070)
Purchases of investment securities available for sale    (123,524,709)    (221,333,698)    (110,210,306)
Net increase in loans                                     (90,612,302)     (50,255,788)     (83,873,785)
Purchases of premises and equipment                        (2,085,607)      (1,252,697)      (1,559,640)
                                                        -----------------------------------------------
Net cash used by investing activities                    (159,332,374)     (82,067,757)     (61,287,861)


Financing activities
Net increase in deposits                                   95,691,810       65,425,432       47,094,360
Increase in security repurchase agreements                 10,890,378       17,266,237       14,636,811
Increase in FHLB advances                                  26,000,000       10,000,000               --
Proceeds from issuance of long-term debt                           --        1,500,000        6,000,000
Repayment of long-term debt                                        --       (7,500,000)              --
Proceeds from issuance of capital securities                       --       13,500,000               --
Repurchase of stock                                           (44,550)         (46,000)              --
Proceeds from issuance of stock                               105,396           95,820          103,020
                                                        -----------------------------------------------
Net cash provided by financing activities                 132,643,034      100,241,489       67,834,191
                                                        -----------------------------------------------

Increase (decrease) in cash and cash equivalents          (21,792,118)      21,826,942        8,261,566
Cash and cash equivalents at beginning of year             56,636,478       34,809,536       26,547,970
                                                        -----------------------------------------------
Cash and cash equivalents at end of year                $  34,844,360    $  56,636,478    $  34,809,536
                                                        ===============================================

Interest paid                                           $  21,217,998    $  18,917,557    $  14,120,910
                                                        ===============================================
Income taxes paid                                       $   2,700,277    $   2,209,100    $   1,405,028
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

Stock Based Compensation

Effective January 1, 2001, the Corporation began to compensate directors with cash and stock. To employees, and to directors through December 31, 2000, the Corporation grants stock options for a fixed number of shares with an exercise price which approximates the fair value of shares at the date of grant. Expense for director and employee compensation under stock option plans is based on Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25), with expense reported only if options are granted below market price at grant date. Pro forma disclosures of net income and earnings per share are provided as if the fair value method of Financial Accounting Standard No. 123 were used for stock-based compensation.

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

Reclassifications

Certain amounts in the 2000 and 1999 financial statements have been reclassified to conform with the 2001 presentation.

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

2. Recent Accounting and Reporting Pronouncements

Statement of Financial Accounting Standard 141, "Business Combinations," and Statement of Financial Accounting Standard 142, "Goodwill and Other Intangible Assets," will become effective January 1, 2002 for the Corporation. Neither of the standards is expected to have a material impact on the Corporation's operations, accounting, or reporting.

3. Restrictions on Cash and Due From Bank Accounts

The Corporation is required to maintain average reserve balances with the Federal Reserve Bank or as cash on hand or on deposit with a correspondent bank. The required amount of reserve was approximately $25,000 and $4,156,000 at December 31, 2001 and 2000, respectively.

4. Investment Securities

The following is a summary of available-for-sale securities and held-to-maturity securities:

                                                           Available-for-Sale Securities
                                    -----------------------------------------------------------------------
                                                           Gross              Gross           Estimated
                                           Amortized     Unrealized        Unrealized            Fair
                                             Cost          Gain               Loss               Value
                                    -----------------------------------------------------------------------
December 31, 2001
U.S. Treasury securities                $   2,113,700   $     12,385                        $   2,126,085
U.S. Government agencies                   23,262,121         88,863                           23,350,984
Collateralized mortgage obligations
                                            1,775,838          3,578       $        11          1,779,405
                                    -----------------------------------------------------------------------
                                        $  27,151,659   $    104,826       $        11      $  27,256,474
                                    =======================================================================
December 31, 2000
U.S. Treasury securities                $  13,988,088   $          -       $   (13,828)     $  13,974,260
U.S. Government agencies                   58,695,209         37,591           (25,477)        58,707,323
Collateralized mortgage obligations
                                            4,355,124          4,455            (2,188)         4,357,391
                                    -----------------------------------------------------------------------
                                        $  77,038,421   $     42,046       $   (41,493)     $  77,038,974
                                    =======================================================================

                                                               Held-to-Maturity Securities
                                       -----------------------------------------------------------------------
                                                                Gross           Gross             Estimated
                                              Amortized       Unrealized      Unrealized             Fair
                                                 Cost           Gain            Loss                Value
                                       -----------------------------------------------------------------------
December 31, 2001
Collateralized mortgage obligations         $  2,696,147    $      6,816     $    21,832         $  2,681,131
Municipals                                     5,494,504         184,573               -            5,679,077
Other securities                                 200,000           1,925           1,028              200,897
                                       -----------------------------------------------------------------------
                                            $  8,390,651    $    193,314     $    22,860         $  8,561,105
                                       =======================================================================
December 31, 2000
Collateralized mortgage obligations         $  4,351,982    $      2,752     $   (19,048)        $  4,335,686
Municipals                                     5,456,729         157,334               -            5,614,063
Other securities                                 441,661           9,476          (2,307)             448,830
                                       -----------------------------------------------------------------------
                                            $ 10,250,372    $    169,562     $   (21,355)        $ 10,398,579
                                       =======================================================================

There were no sales of investment securities in 2001 or 2000.

Investment securities with a carrying value of approximately $2,100,000 and $59,500,000 at December 31, 2001 and 2000, respectively were pledged as collateral for bankruptcy accounts to the U.S. Department of Justice, Treasury Tax and Loan, and securities sold under agreements to repurchase.

The amortized cost and estimated fair value of debt and marketable equity securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                                 Estimated
                                               Amortized           Fair
                                                  Cost             Value
                                           ----------------------------------
Available-for-Sale
Due in one year or less                      $  12,372,558      $ 12,437,412
Due after one year through five years           14,779,101        14,819,062
                                           ----------------------------------
                                             $  27,151,659      $ 27,256,474
                                           ==================================
Held-to-Maturity
Due after one year through five years        $      75,000      $     76,429
Due after five years through ten years           5,619,505         5,803,545
Collateralized mortgage obligations              2,696,146         2,681,131
                                           ----------------------------------
                                             $   8,390,651      $  8,561,105
                                           ==================================

5. Loans and Loan Commitments

Loans consist of the following at December 31:

                                                      2001             2000
                                                 ------------------------------
Residential loans secured by real estate          $168,900,807    $145,260,170
Commercial loans secured by real estate             82,255,861      53,094,609
Other commercial and industrial loans              150,101,133     123,757,407
Loans to individuals for household, family, and
   other consumer expenditures                      50,802,502      39,489,522
                                                 ------------------------------
Total loans                                       $452,060,303    $361,601,708
                                                 ==============================

In the normal course of business, the Corporation has outstanding letters of credit and loan commitments to meet the financing needs of its customers. At December 31, 2001 and 2000, unused loan commitments totaled approximately $164,847,211 and $124,762,804, respectively. Since some of these commitments are expected to expire without being drawn upon, the outstanding amounts do not necessarily represent future cash requirements.

Activity in the allowance for loan losses was as follows:

                                      2001            2000            1999
                                 ---------------------------------------------

Beginning balance                  $4,700,672      $3,392,587      $2,626,279
Loans charged off (net)              (153,707)       (131,915)       (243,692)
Provision for loan losses           1,440,000       1,440,000       1,010,000
                                 ---------------------------------------------
Ending balance                     $5,986,965      $4,700,672      $3,392,587
                                 =============================================

At December 31, 2001 thirteen loans with a combined balance of $835,000 were considered to be impaired. At December 31, 2000 thirteen loans with a combined balance of $906,000 were considered to be impaired. The average combined balance of impaired loans during 2001 and 2000 was $973,000 and $495,000, respectively.

Loans are principally to borrowers in the Central Indiana area.

6. Premises and Equipment

Premises and equipment consist of the following at December 31:

                                                       2001           2000
                                                  -----------------------------
Land and improvements                               $2,270,444      $2,270,444
Building and improvements                            4,242,697       3,774,066
Construction in progress                               489,649          96,429
Leasehold improvements                               1,562,388       1,406,189
Furniture and equipment                              5,535,165       4,467,265
                                                  -----------------------------
                                                    14,100,343      12,014,393
Less accumulated depreciation and amortization      (4,843,107)     (3,771,909)
                                                  -----------------------------
Net premises and equipment                          $9,257,236      $8,242,484
                                                  =============================

Certain Corporation facilities and equipment are leased under various operating leases. Rental expense under these leases was $240,913, $175,435, and $95,086 for 2001, 2000, and 1999, respectively.

Future minimum rental commitments under noncancelable leases are:

                       2002                       $     217,753
                       2003                             214,785
                       2004                             196,636
                       2005                             185,156
                       2006                             129,881
                    Thereafter                          362,752
                                              -----------------------
                                                    $ 1,306,963
                                              =======================

7. Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others was $69,216,879 and $55,286,545 at December 31, 2001 and 2000, respectively.

8. Deposits

At December 31, 2001 the stated maturities of time deposits are as follows:

                                                                      Greater
                                                    Less than          Than
                                                     $100,000        $100,000
                                                  -----------------------------

Mature in three months or less                     $15,750,213      $11,657,284
Mature after three months through six months        14,603,758        6,214,611
Mature after six months through twelve months       18,202,032       10,464,865
Mature in 2002                                      12,535,699        3,826,371
Mature in 2003                                       5,546,113        4,160,861
Thereafter                                           4,350,976          562,752
                                                  -----------------------------
                                                   $70,988,791      $36,886,744
                                                  =============================

9. Other Borrowings

Security repurchase agreements are short-term borrowings that generally mature within one to three days from the transaction date. At December 31, 2001 and 2000 the weighted average interest rate on these borrowings was 3.43% and 5.56%, respectively.

All of the FHLB advances have a fixed interest rate and require monthly interest payments. The principal balances for each of the advances is due at maturity. The advances are collateralized by a pledge covering certain of the Corporation's mortgage loans and investment securities.

A schedule of the FHLB advances as of December 31, 2001 is as follows:

                             Amount           Rate        Maturity
               --------------------------------------------------------
                          $10,000,000         7.03%      07/17/2002
                            6,000,000         5.66%      09/04/2003
                            5,000,000         5.39%      02/26/2004
                            5,000,000         5.15%      04/23/2004
                            5,000,000         5.14%      08/01/2005
                            3,000,000         5.39%      10/03/2005
                            5,000,000         5.43%      03/16/2006
                            5,000,000         5.32%      05/08/2006
                            3,000,000         5.57%      08/13/2007
                            3,000,000         5.55%      10/02/2008
               -------------------------
                          $50,000,000
               =========================

On March 26, 1999, the Corporation entered into a $7,500,000 Revolving Credit Agreement with Harris Trust and Savings Bank maturing December 31, 2005. Effective September 29, 2000, the aggregate amount of the revolving line of credit was reduced from $7,500,000 to $5,000,000 and the maturity date was changed from December 31, 2005 to September 28, 2001. The line was renewed September 28, 2001 and the new maturity date is September 28, 2002. At December 31, 2001 and 2000, $0 was outstanding, respectively. Several interest rate options, including an adjusted LIBOR rate, are available to the Corporation on any amounts drawn on the line. Interest payments are due quarterly. The Corporation also pays a commitment fee of .25% per annum on the average daily unused portion of the line of credit. The line is collateralized by the issued and outstanding stock of the Bank. In addition, this agreement requires the maintenance of certain ratios and compliance with various other restrictive covenants.

In September of 2000, the Trust, which is wholly owned by the Corporation, issued $13,500,000 of company obligated mandatorily redeemable capital securities. The proceeds from the issuance of the capital securities and related common securities of $418,000 were used by the Trust to purchase from the Corporation $13,918,000 Fixed Rate Junior Subordinated Debentures. The capital securities mature September 6, 2030, have a fixed interest rate of 10.60%, and are guaranteed by the Bank. The net proceeds received by the Corporation from the sale of the capital securities were used for general corporate purposes. The indenture, dated September 7, 2000, requires compliance with certain non-financial covenants.

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

Shares subject to outstanding options are summarized as follows:

                                                                  December 31
                                       2001                          2000                         1999
                         -----------------------------------------------------------------------------------------
                                            Weighted-                      Weighted-                   Weighted-
                                            Average                        Average                     Average
                                            Exercise                       Exercise                    Exercise
                               Options        Price         Options          Price        Options        Price
                         -----------------------------------------------------------------------------------------
Options outstanding
  at beginning of year          316,500      $14.65         287,500         $13.95         190,000       $11.36
New options granted               4,000       23.00          31,000          21.13          97,500        19.00
Options forfeited                (5,000)      15.33          (2,000)         19.00            -                -
                         ---------------             ------------------              ---------------
Options outstanding
  at end of year                315,500      $14.75         316,500         $14.65         287,500       $13.95
                         ===============             ==================              ===============

Exercisable at year end         241,800      $13.47         220,500         $13.01         183,600       $11.76
  Weighted-average
  fair value of options
  granted during the year                     $9.32                          $9.77                        $8.55

As of December 31, 2001 total shares which may be purchased under the plans is 316,500 with option prices ranging from $10.00 to $23.00. The weighted-average remaining contractual life of those options is 5.3 years.

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

   Fiscal           Number of
    Year             Shares        Shares             Unearned
   Ended             Issued       Forfeited         Compensation         Vesting Schedule       Date Fully Vested
------------------------------------------------------------------------------------------------------------------
    1994              48,000         1,500             $604,500        50% - July 1, 1998            July 1, 2000
                                                                    25% - January 1, 1999
                                                                       25% - July 1, 2000
    1997              19,500           700              242,332              20% per year         January 1, 2002
    1998               1,000             -               14,000              20% per year         January 1, 2003
    1999              36,000         2,000              646,000               5 yr. cliff           June 30, 2004
    2000               5,000             -              100,000               5 yr. cliff          March 16, 2005
    2001               3,000             -               69,000               5 yr. cliff        January 26, 2006

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

Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, which also requires that the information be determined as if the Corporation has accounted for its stock options, restricted stock and warrants granted under the fair value method of that Statement. The fair value for the options and warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted- average assumptions: risk-free interest rate of 5.33%; a dividend yield of 0%; volatility factor of the expected market price of the Corporation's common stock of .001; and an expected life of the options of 10 years. The fair value for the restricted stock issued in 1994 was estimated to equal the fair value of unrestricted stock and be restricted for a weighted average of six years.

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

                                        2001           2000            1999
                                     -----------------------------------------

Pro forma net income                 $3,240,822     $2,442,758      $1,661,194
Pro forma earnings per share:
   Basic                             $     1.69     $     1.28      $      .88
   Diluted                           $     1.49     $     1.14      $      .80
..
The Corporation has a trusteed 401(k) retirement savings plan covering substantially all employees and encouraging employee contributions. Employer contributions include Board of Director discretionary contributions and the matching of a portion of employee contributions. The Corporation expensed approximately $146,000, $98,000, and $75,000 for employer contributions to the plan during 2001, 2000, and 1999, respectively.

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

The Federal Reserve Board has established standards for measuring capital adequacy based on "risk-weighting" assets according to potential credit risk and classifying capital into two tiers. At December 31, 2001, the Bank's Tier 1 capital, consisting of shareholders' equity, was $41,477,097. Tier 2 capital, which consists of the allowance for loan losses, amounted to $5,543,205. Total qualifying capital, combining Tier 1 and Tier 2 capital, therefore, amounted to $47,020,302 and risk-weighted assets (including off-balance sheet exposures) totaled $443,012,614 against which Tier 1 and Tier 1 plus Tier 2 capital are compared to determine risk-based capital ratios. The capital adequacy standards also require a minimum leverage ratio which represents the ratio of total qualifying capital to total adjusted assets.

As shown in the following table, the Bank's regulatory capital ratios are as follows:

                                         2001                                   2000
                       -----------------------------------------------------------------------------
                                       Well        Adequately                 Well       Adequately
                         Actual    Capitalized    Capitalized    Actual   Capitalized   Capitalized
                       -----------------------------------------------------------------------------
   Tier 1 risk-based      9.4%         6.0%           4.0%        9.8%        6.0%          4.0%
   capital ratio
   Total risk-based       10.6%       10.0%           8.0%       11.1%       10.0%          8.0%
   capital ratio
   Leverage ratio         6.2%         5.0            4.0%        6.9%        5.0           4.0%

12. Related Parties

Certain directors and principal shareholders of the Corporation, including their families and companies in which they are principal owners, are loan customers of and have other transactions with the Corporation or its subsidiary in the ordinary course of business. The aggregate dollar amount of these loans was approximately $7,251,832 and $5,813,418 on December 31, 2001 and 2000,
respectively. All of the loans made were on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with unrelated parties. The amounts do not include loans made in the ordinary course of business to companies in which officers or directors of the Corporation are either officers or directors, but are not principal owners, of such companies. During 2001, new loans to these parties amounted to $1,480,000 and repayments amounted to $42,000.

13. Income Taxes

The Corporation applies a federal income tax rate of 34% and a state tax rate of 8.5% in the computation of tax expense or benefit. The provision for income taxes consisted of the following:

                                      2001           2000           1999
                                --------------------------------------------
Current tax expense                $2,646,904     $2,262,449     $1,417,719
Deferred tax benefit                 (506,347)      (542,991)      (201,158)
                                --------------------------------------------
                                   $2,140,557     $1,719,458     $1,216,561
                                ============================================

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

The components of the Corporation's net deferred tax assets in the consolidated statement of condition as of December 31 are as follows:

                                                     2001         2000
                                                 ---------------------------
Deferred tax assets:
   Allowance for loan losses                       $2,371,437    $1,861,936
   Other                                              436,561       332,670
                                                 ---------------------------
     Total deferred tax assets                      2,807,998     2,194,606
Deferred tax liability:
   Mortgage servicing rights                         (293,952)     (185,586)
   Other                                              (40,197)         (219)
                                                 ---------------------------
     Total deferred tax liabilities                  (334,149)     (185,805)
                                                 ---------------------------
     Net deferred tax assets                       $2,473,849    $2,008,801
                                                 ===========================

14.  Commitments and Contingencies

The Corporation has committed to invest $500,000 in the CSC Tax Credit Fund for the purpose of obtaining future tax credits. The investment funds will be used for the construction of low-income housing. The investment is non-interest bearing, and receipt of future tax credits are subject to the investee's fulfillment of requirements as set forth by the Indiana Housing Finance Authority. The Corporation expects to receive the investment principal in approximately 10-15 years. However, the receipt of the principal in the future is not guaranteed.

15. Fair Value of Financial Instruments

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

     Long-term debt: The fair value of amounts of borrowings under a long-term revolving line of credit are based upon discounted cash flows using rates for similar debt with the same maturities.

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

The estimated fair values of the Corporation's financial instruments at December 31 are as follows:

                                                     2001                               2000
                                        -----------------------------------------------------------------
                                           Carrying           Fair            Carrying           Fair
                                            Amount            Value             Amount           Value
                                        -----------------------------------------------------------------
Assets
Cash and due from banks                 $  34,844,360    $  34,844,360     $  56,636,478    $  56,636,478
Federal funds sold                         14,254,204       14,254,204        15,533,453       15,533,453
Reverse Repurchase Agreements             120,000,000      120,000,000                 -                -
Investment securities
   available-for-sale                      27,256,474       27,256,474        77,038,974       77,038,974
Investment securities
   held-to-maturity                         8,390,651        8,561,105        10,250,372       10,398,579
Stock in federal banks                      3,401,500        3,401,500         2,089,200        2,089,200
Net loans                                 446,073,338      458,142,957       356,901,036      356,364,804

Liabilities
Deposits                                  506,125,363      505,219,834       410,433,553      409,620,066
Short-term borrowings                      68,351,632       68,351,632        57,461,254       57,461,254
FHLB advances                              50,000,000       51,452,244        24,000,000       23,936,057
Capital securities                         13,500,000       14,754,919        13,500,000       14,667,799

Off-Balance-Sheet Instruments
Loan commitments                                    -          396,974                 -          272,902
Standby and commercial letters of
   credit                                           -           51,527                 -           46,399

16. Earnings Per Share

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

                                              2001         2000         1999
                                          -------------------------------------

Basic average shares outstanding            1,916,658    1,908,476    1,888,514
                                          =====================================

Net income                                 $3,370,043   $2,649,749   $1,830,320
                                          =====================================

Basic net income per common share          $    1.76    $   1.39     $    0.97
                                          =====================================

Diluted
   Average shares outstanding               1,916,658    1,908,476    1,888,514
   Nonvested restricted stock                  27,600       28,920       35,820
   Common stock equivalents
     Net effect of the assumed exercise
          of stock options                     80,040       69,164       45,831
      Net effect of the assumed
          exercise of warrants                149,521      138,227      113,974
                                          -------------------------------------
Diluted average shares                      2,173,819    2,144,787    2,084,139
                                          =====================================

Net income                                 $3,370,043   $2,649,749   $1,830,320
                                          =====================================

Diluted net income per common share        $    1.55    $    1.24    $    0.88
                                          =====================================

17. Parent Company Financial Statements

The condensed financial statements of the Corporation, prepared on a parent company unconsolidated basis, are presented as follows:

Balance Sheet

                                                       December 31
                                                   2001           2000
                                               ---------------------------
Assets
Cash                                           $   642,034     $ 2,229,643
Investment in subsidiaries                      41,958,395      36,405,230
Other assets                                       389,000         438,019
                                               ---------------------------
Total assets                                   $42,989,429     $39,072,892
                                               ===========================

Liabilities and shareholders' equity
Other liabilities                              $   601,427     $   495,086
Subordinated debt                               13,918,000      13,918,000
                                               ---------------------------
Total liabilities                               14,519,427      14,413,086

Shareholders' equity                            28,470,002      24,659,806
                                               ---------------------------
Total liabilities and shareholders' equity     $42,989,429     $39,072,892
                                               ===========================

Statements of Income

                                                                           Years ended December 31
                                                                      2001           2000           1999
                                                                  ----------------------------------------
Interest income                                                   $    58,222    $   154,624    $    10,938
Interest expense                                                    1,443,135        915,555        319,274
Other operating expenses:
   Unearned compensation amortization                                 206,343        299,303        327,380
   Other expenses                                                     285,162         52,661         31,092
                                                                  ----------------------------------------
Total other operating expenses                                        491,505        351,964        358,472
                                                                  ----------------------------------------
Net loss before tax benefit and equity in undistributed
         net income of The National Bank of Indianapolis           (1,876,418)    (1,112,895)      (666,808)
Tax benefit                                                           756,260        490,356        296,326
                                                                  ----------------------------------------

Net loss before equity in undistributed net income of The
   National Bank of Indianapolis                                   (1,120,158)      (622,539)      (370,482)

Equity in undistributed net income of The National
   Bank of Indianapolis                                             4,490,201      3,272,288      2,200,802
                                                                  ----------------------------------------
Net income                                                        $ 3,370,043    $ 2,649,749    $ 1,830,320
                                                                  =========================================

Statements of Cash Flows

                                                                           Years ended December 31
                                                                      2001            2000            1999
                                                                 --------------------------------------------
Operating activities
Net income                                                       $  3,370,043    $  2,649,749    $  1,830,320
Adjustments  to reconcile net income to net cash provided
   by operating activities:
     Undistributed income of The National Bank of Indianapolis     (4,490,201)     (3,272,288)     (2,200,802)
     Unearned compensation amortization                               206,343         299,303         327,380
     (Increase) decrease in other assets                               49,019        (438,019)             --
     Increase in other liabilities                                    106,341         382,895          26,192
                                                                 --------------------------------------------
Net cash (used by) operating activities                              (758,455)       (378,360)        (16,910)

Investing activities
Capital contribution to The National Bank of Indianapolis          (1,000,000)     (5,500,000)     (6,000,000)
Capital contribution to NBIN Statutory Trust I                             --        (418,000)             --
                                                                 --------------------------------------------
Net cash used by investing activities                              (1,000,000)     (5,918,000)     (6,000,000)

Financing activities
Proceeds from issuance of stock                                       215,396          95,820         103,020
Repurchase of stock                                                   (44,550)        (46,000)             --
Proceeds of issuance of long-term debt                                     --      15,418,000       6,000,000
Repayment of long-term debt                                                --      (7,500,000)             --
                                                                 --------------------------------------------
Net cash provided by financing activities                             170,846       7,967,820       6,103,020
                                                                 --------------------------------------------

Increase (decrease) in cash and cash equivalents                   (1,587,609)      1,671,460          86,110

Cash and cash equivalents at beginning of year                      2,229,643         558,183         472,073
                                                                 --------------------------------------------
Cash and cash equivalents at end of year                         $    642,034    $  2,229,643    $    558,183
                                                                 ============================================

18. Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2001 and 2000:

                                March 31       June 30    September 30   December 31
                               -----------------------------------------------------
2001

Interest income                $10,105,609   $10,088,267   $ 9,782,393   $ 8,825,137
Interest expense                 5,735,933     5,621,096     5,192,694     4,403,137
                               -----------------------------------------------------

Net interest income              4,369,676     4,467,171     4,589,699     4,422,000

Provision for loan losses          360,000       360,000       360,000       360,000
Other operating income           1,404,253     1,366,042     1,590,126     1,562,152
Other operating expense          4,045,373     4,059,737     4,389,298     4,326,112
                               -----------------------------------------------------

Net income before tax            1,368,556     1,413,476     1,430,527     1,298,040

Federal and state income tax       528,263       554,708       552,362       505,223
                               -----------------------------------------------------

Net income after tax           $   840,293   $   858,768   $   878,165   $   792,817
                               =====================================================

Basic earnings per share       $      0.44   $      0.45   $      0.46   $      0.41
Diluted earnings per share     $      0.39   $      0.40   $      0.40   $      0.36

2000

Interest income                $ 7,835,787   $ 8,375,370   $ 9,136,099   $ 9,971,412
Interest expense                 4,133,777     4,479,121     5,218,742     5,954,043
                               -----------------------------------------------------

Net interest income              3,702,010     3,896,249     3,917,357     4,017,369

Provision for loan losses          360,000       360,000       360,000       360,000
Other operating income             891,231     1,038,760     1,084,563     1,263,376
Other operating expense          3,388,968     3,464,215     3,457,465     3,691,060
                               -----------------------------------------------------

Net income before tax              844,273     1,110,794     1,184,455     1,229,685

Federal and state income tax       342,650       452,264       452,470       472,074
                               -----------------------------------------------------

Net income after tax           $   501,623   $   658,530   $   731,985   $   757,611
                               =====================================================


Basic earnings per share       $     0.26    $      0.35   $      0.38   $      0.40
Diluted earnings per share     $     0.24    $      0.31   $      0.34   $      0.35

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
------------------------------------------------------------------------

         None.


PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

         The following sets forth information as to each director and executive officer of the Corporation and the Bank as of December 31, 2001, including their ages, present principal occupations, other business experience during the last five years and directorships in other publicly held companies. Each individual's service with the Corporation and the Bank began at the formation of the Corporation in 1993, unless otherwise noted. In addition, all current directors of the Corporation are also current directors of the Bank. Certain family relationships exist among the directors of the Corporation. Michael S. Maurer and Morris L. Maurer are cousins. There are no arrangements or understandings between any of the directors pursuant to which any of them have been selected for their respective positions.

         KATHRYN G. BETLEY - Age 59, Term Expires 2003. Ms. Betley, a director, has been chairman of the board, secretary and co-owner of Romancing the Seasons, a retail store located in Indianapolis, from 1989 through the present. Ms. Betley is an active community volunteer in the Indianapolis area and is involved with and serves on the boards of many civic organizations.

         JAMES M. CORNELIUS - Age 58, Term Expires 2004. James M. Cornelius serves as non-executive Chairman of the Board of Guidant Corporation, a leading cardiac and vascular medical device company (New York Stock Exchange: GDT), whose global headquarters are located in Indianapolis, Indiana. He was elected Chairman of the Board of Directors, and its senior executive, in September 1994 when the Company was formed. Mr. Cornelius relinquished his executive responsibilities in 2000, upon retirement after 33 years of combined service to Guidant and Eli Lilly and Company.

         From 1994 to 2000, Guidant sales had tripled to $2.5 billion, the number of employees had grown from 5,000 to 10,000 and the Company's stock market capitalization had increased from $1 billion to over $18 billion. Fortune Magazine ranked Guidant 35th in their year 2000 list of "America's Most Admired Companies" and has included Guidant in their annual listing of the "100 Best Companies to Work for in America" on three occasions.

         While at Eli Lilly and Company, Mr. Cornelius was a member of the Board of Directors, its Executive Committee, and Chief Financial Officer from 1983 until joining Guidant. He was instrumental in the successful IPO and subsequent split-off of Guidant as an independent company from Lilly. In 1978 he was named the initial director of acquistions for Lilly's Medical Device and Diagnostics Division (MDD), the predecessor group to Guidant. He served as president and CEO of IVAC Corporation in San Diego, CA from 1980-82, previously part of Lilly's MDD division.

         In addition to Guidant, he serves on the public company Boards of The Chubb Corporation, and Hughes Electronics. He was elected as the first independent Director of the Israeli medical device start-up Given Imaging, now listed on NASDAQ. He is also a member of the Board of Directors of American United Mutual Insurance Holding Company and a founding Board member of The National Bank of Indianapolis.

         He was previously a member of the Board of Directors of Lilly Industries, DowElanco, Indiana National Bank, Indiana Bell Telephone Company, and CompuServe. He has been active as a Board member of several Indianapolis civic organziations and has served United Way of Central Indiana in multiple leadership positions. He is currently Treasurer of the Board of Governors of the Indianapolis Museum of Art, a member of the Board of Trustees at DePauw University, and is President of the Cornelius Family Foundation.

         DAVID R. FRICK - Age 57, Term Expires 2003. Mr. Frick, a director, is the executive vice president and chief legal and administrative officer of Anthem Insurance Companies, Inc. (a health care management and health insurance company). He served as managing partner of Baker & Daniels, one of Indiana's largest law firms, from 1987 through 1992. Mr. Frick was engaged in the private practice of law from 1969 to 1976, when he became Corporation Counsel and Deputy Mayor of the City of Indianapolis. Mr. Frick returned to the private practice of law in 1982 in Indianapolis. Mr. Frick is a member of the Board of Managers of Anthem Prescription Management LLC, President and Director of Anthem Blue Cross and Blue Shield Foundations, Inc. Mr. Frick is also a director of Anthem Benefit Administrators, Inc., Anthem East, Inc., Anthem Financial, Inc., Anthem Health Plans of Connecticut, Inc., Anthem Health Plans of Maine, Inc., Anthem Health Plans of New Hampshire, Inc., Anthem Life Insurance Company, Anthem Midwest, Inc., Anthem West, Inc., Associated Group, Inc., The Anthem Companies, Inc., AdminaStar Federal, Inc., AllMed Financial Corp., HMO Colorado, Inc,. Health Care Ventures, Inc., Health Initiatives, Inc., Lease Partners, Inc., Matthew Thornton Health Plan, Inc., Matthew Thornton Insurance, Inc., Northeast Consolidated Services, Inc., Occupational Healthcare Management Services, Inc., Raffensperger, Hughes & Co., Inc., Rocky Mountain Administrative Services Company, Inc., Rocky Mountain Health Care Corporation, Rocky Mountain Hospital and Medical Service, Inc.

        ANDRE B. LACY - Age 62, Term Expires 2002. Mr. Lacy, a director, began his career in 1961 with the predecessor of Lacy Diversified Industries, Inc. as an analyst. Mr. Lacy held various positions with the company before becoming chairman and chief executive officer of LDI, Ltd. (Limited Partnership) and its subsidiaries. Its various entities include: Lacy Distributions, Inc.; Major Video Concepts; Tucker-Rocky Distributing; Answer Products, Inc.; and FinishMaster, Inc.

         Mr. Lacy was a director of Merchants National Bank & Trust Company and Merchants National Corporation/National City Corporation from 1979 through 1992. He also served as chairman of the Finance Committee and as a member of the Executive Committee. Mr. Lacy is currently a director of IPALCO Enterprises, Inc., Patterson Dental Co., Indianapolis Chamber of Commerce, Indiana Chamber of Commerce, Economic Club of Indianapolis, Inc., Corporate Community Council, Herff Jones, National Association of Wholesalers-Distributors; and FinishMaster, Inc. He is also the Chairman of Community Leaders Allies for Superior Schools, a Trustee of Hudson Institute, serves on the Board of Governors of United Way of Central Indiana and is on the Board of Trustees of Rose-Hulman Institute of Technology.

         G. BENJAMIN LANTZ, JR. - Age 65, Term Expires 2004. Dr. Lantz, a director, was president of the University of Indianapolis from 1988 through May 1998. He is currently retired and now serves as an independent consultant. He served approximately 18 years in the administration of various colleges before he became vice president, administration and development at NESCO, Inc., a privately held manufacturing, real estate and engineering company located in Mayfield Heights, Ohio. Dr. Lantz's responsibilities included supervision of legal counsel and corporate recruitment. Dr. Lantz was also involved in acquisitions and divestitures and locating, analyzing and negotiating and conducting due diligence activities for the purchase of companies. Dr. Lantz also monitored corporate activities for four companies. He is a director of Administar Federal Inc.

         WILLIAM J. LOVEDAY - Age 58, Term Expires 2004. Mr. Loveday, a director, is currently the president and chief executive officer of Clarian Health Partners, Inc. Mr. Loveday has served in that capacity since 1988. Mr. Loveday is also a director of Indianapolis Life Insurance Company, Indiana Health Industry Forum, Healthcare Research Development Institute, Inc., IUPUI Board of Advisors, and Indiana Health and Hospital Association. From 1983 to 1988, Mr. Loveday was executive vice president and chief operating officer of Memorial Medical Center of Long Beach, California.

         MICHAEL S. MAURER - Age 59, Term Expires 2004. Mr. Maurer, the chairman of the board of the Corporation and the Bank, was self-employed as an attorney from 1969 through 1988. In 1987 Mr. Maurer became chief executive officer and fifty percent owner of MYSTAR Corp., a broadcasting company which owns Indianapolis radio stations WTPI-FM, WZPL-FM and WMyS-AM. In 1990 Mr. Maurer became chief executive officer and fifty percent owner of IBJ Corp., a publishing company which owns The Indianapolis Business Journal, The Court and Commercial Record, Indiana Lawyer, and Senior Beacon. From April 1991 through December 1992, Mr. Maurer served as a director and member of the Executive Committee of Merchants National Bank/National City Bank, Indianapolis, Indiana. Mr. Maurer is currently chairman of the board of MyStar Communications and IBJ Corporation. He is also a director of Jewish Community Relations Council, Indianapolis Chamber of Commerce, Central Indiana Corporate Partnership, Inc., Greater Indianapolis Progress Committee and is a member of Indiana Square, LLC.

         MORRIS L. MAURER - Age 50, Term Expires 2002. Mr. Maurer is the president, chief executive officer and a director of the Corporation and the Bank. He was employed by Indiana National Bank/INB Financial Corporation from 1975 through 1992. In Mr. Maurer's capacity as senior vice president, he was responsible for corporate-wide strategic planning, venture capital, chairman of corporate and lead bank ALCO committees, mergers and acquisitions, and economic research. As chief financial officer, Mr. Maurer was responsible for general accounting, controller, investment, funds desk, security sales and brokerage functions. In addition, Mr. Maurer was a member of the executive management committee, and chairman of the state-wide bank integration committee. Mr. Maurer is a director of Historic Landmarks Foundation of Indiana, serves as the Treasurer of Indianapolis Civic Theatre and is a Trustee of Indianapolis Museum of Art.

         PHILIP B. ROBY - Age 58, Term Expires 2003. Mr. Roby is the executive vice president, chief operating officer and a director of the Corporation and the Bank and is also the chief lending officer of the Bank. He began his career at Indiana National Bank in 1965 in its Management Training Program. During the years between 1967 to 1973, Mr. Roby worked as a Commercial Lending Officer and Correspondent Banking Officer at Indiana National Bank. In 1973, he was named manager of the Commercial Credit Department with responsibility for the Commercial Credit Training Program in Commercial Loan Analysis. In 1975, he became president of two real estate subsidiaries of the parent holding company, Indiana National Financial Corporation.

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

         Mr. Roby currently serves as chairman of Noble Foundation, YMCA of Greater Indianapolis, and Lynx Capital Corporation. In addition, Mr. Roby is a board member of Marion County Commission on Youth, Greater Indianapolis Progress Committee, Indiana Organ Procurement Organization, Inc., and Urban Economic Development Initiative.

         TODD H. STUART - Age 36, Term Expires 2002. Mr. Stuart, a director, has been employed by Stuart's Household Furniture Moving & Storage, Inc., a household and commercial moving, packing and warehousing business since 1983. As vice president of the company, Mr. Stuart's responsibilities include sales, daily operations and supervision of more than 40 employees. Mr. Stuart is a director of Brightpoint, Inc. and is on the Board of Governors of the Indianapolis Museum of Art.

         DEBRA L. ROSS - Age 40. Ms. Ross is the chief financial officer of the Corporation and the Bank. She was employed as a staff accountant at KPMG-Peat Marwick from 1987 to 1989. From 1989 to 1993 she was employed by Summit Bank as assistant vice president and assistant controller, where she was responsible for developing and administering accounting policies and procedures, regulatory reporting, financial analysis, budgeting, and directing and supervising the activities of the accounting and cash management departments.

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

ITEM 11.  Executive Compensation
--------------------------------

Compensation of Directors
-------------------------

         To assist in attaining profitability, prior to 2001 Directors of the Corporation and the Bank were compensated for their services as directors solely by the grant of stock options. In June 1996 the Board of Directors adopted a resolution providing that Directors be compensated with stock options each year having a net present value of approximately $17,500 to $20,000 until such time as the Directors are compensated with cash compensation. After analyzing the form and amount of compensation paid to similarly situated companies, the Directors determined that for 2001 Directors would compensated in the form of cash and grants of stock. For 2001, Messrs. Cornelius, Frick, Lacy, Lantz, Loveday and Stuart and Ms. Betley each were awarded 400 shares of stock and were paid $833 per board meeting attended and $500 per committee meeting attended. The Chairman of the Board of Directors, Michael S. Maurer, received no cash compensation but was awarded 1,600 shares of stock. Morris L. Maurer and Philip
B. Roby were not separately compensated for their services as directors of the Corporation or the Bank.

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

         Compensation Policies Toward Executive Officers

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

         Bonus Amounts

         During 2001, the Board of Directors approved an incentive bonus plan ("Incentive Bonus Plan") for all employees of the Bank applicable only in 2001. Under the terms of the Incentive Bonus Plan, all employees were entitled to receive a bonus of up to 15% of their salary, depending upon the amount, if any, by which the Bank exceeded its profit plan. An additional bonus in the aggregate amount of $55,000 was awarded to Morris L. Maurer and Philip B. Roby for exceptional individual performance in areas considered critical to the success of the Bank. This bonus was based upon a review of compensation levels in other financial institutions similar in size to the Corporation and the Bank, and a comparison of the Corporation's performance compared to the 2001 goals for growth in assets, loans, "wealth management" assets under management, net income, and after consideration of non-financial performance, including the results of regulatory examinations.

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

         Mr. Maurer's 2001 Compensation

         Regulations of the Securities and Exchange Commission require that the Compensation Committee disclose the Committee's basis for compensation reported for any individual who served as the Chief Executive Officer during the last fiscal year. Morris L. Maurer's salary was determined in the same manner as discussed above for other senior executives.

Members of the Compensation Committee:

William J. Loveday (Chairperson)
Michael S. Maurer
Andre B. Lacy
Todd H. Stuart

Compensation Committee Insider Participation
--------------------------------------------

         During the past fiscal year, none of the executive officers who received compensation from the Corporation or the Bank served on the Compensation Committee, except for Michael S. Maurer. Mr. Maurer did not participate in any discussion with respect to his compensation from the Corporation or the Bank, and was not present in the room during the discussion by the Compensation Committee of his compensation.

Summary Compensation Table

         The following table sets forth for the fiscal year ending December 31, 2001 the cash compensation paid by the Corporation or the Bank, as well as certain other compensation paid or awarded during those years, to the chief executive officer and any other executive officer whose total annual salary and bonus equaled or exceeded $100,000.

---------------------------------------------------------------------------------------------------------------
                               Annual Compensation (1)         Long Term Compensation
---------------------------------------------------------------------------------------------------------------
Name and             Year     Salary        Bonus           Restricted         Securities             All
                                                               Stock           Underlying            Other
Principal                      ($)         ($)(2)             Awards          Options/SARS       Compensation
Position                                                      ($)(3)               (#)                (4)
---------------------------------------------------------------------------------------------------------------
Morris L.           2001     $205,655      $53,726              $0                -0-              $5,100
Maurer,             2000     $189,069      $23,520              $0                -0-              $3,740
President and       1999     $177,231      $26,585          $120,000            12,500             $3,520
Chief Executive
Officer
---------------------------------------------------------------------------------------------------------------
Philip B. Roby,     2001     $181,769       $47,301             $0                -0-              $2,028
Executive Vice      2000     $168,923       $21,014             $0                -0-              $3,740
President and       1999     $156,770       $23,515          $100,000           10,000             $3,520
Chief Operating
Officer
---------------------------------------------------------------------------------------------------------------
Debra L. Ross,      2001     $92,077        $13,349             $0                -0-              $3,223
senior Vice         2000     $83,217        $15,352             $0                -0-              $2,128
President and       1999     $76,731        $13,510          $20,000             2,000             $1,896
Chief Financial
Officer
---------------------------------------------------------------------------------------------------------------

(1) While executive officers enjoy certain perquisites, such perquisites are less than 5% of such officer's salary and bonus and are not required to be reported.

(2) Amounts include amounts awarded under the Incentive Bonus Plan and additional amounts deemed appropriate by the Board of Directors in recognition of performance critical to the success of the Bank.

(3) The 1999 award reported in the table represents awards under the 1993 Restricted Stock Plan of the Corporation. One hundred percent of these shares of restricted stock awarded in 1999 will vest on June 17, 2004. The amounts in the table represent an assumed value of $20.00 per share for 1999, which is the value determined by the Board of Directors for purposes of the Corporation's 401(k) Savings Plan to be the "fair market value" of a share of the Corporation's Common Stock at December 31, 1999, without giving effect to the diminution in value attributable to the restrictions on such stock. Dividends, if declared by the Corporation, would be paid on the restricted shares at the same time and rate as dividends paid to shareholders of unrestricted shares. At December 31, 2001, the total number and value (based on a value of $26.00 per share) of shares of restricted stock held by the named executive officers were as follows: Mr. Maurer (33,000 shares; $858,000); Mr. Roby (24,000 shares; $624,000); and Ms. Ross
     (2,500 shares; $65,000). The assumed value of $26.00 at December 31, 2001 is the value determined by the Board of Directors for purposes of the Corporation's 401(k) Savings Plan to be the "fair market value" of a share of the Corporation's Common Stock at December 31, 2001, without giving effect to the diminution in value attributable to the restrictions on such stock. Because there is not an established trading market for the Common Stock, the assumed price of $26.00 may not reflect the actual price which would be paid for a share of the Common Stock in an active or established trading market and should not necessarily be relied upon when determining the value of a shareholder's investment.

(4) These amounts represent amounts contributed by the Corporation under the Corporation's 401(k) plan.

Employee Benefit Plans
----------------------

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

         A total of 220,000 shares has been reserved for issuance under the Employee Stock Option Plan. As of March 22, 2002, there were 300 shares available for issuance under the Plan.

         Aggregate Fiscal Year-end Option Values Table

         The following table shows the number of shares covered by both exercisable and non-exercisable stock options by Messrs. M.L. Maurer and Roby and Ms. Ross as of December 31, 2001. Also reported are the values for the "in-the-money" options, which represent the positive spread between the exercise price of any such existing stock options and the year-end assumed price of the Common Stock. For purposes of the following table, the year-end price of the stock was assumed to be $26.00, which is the value determined by the Board of Directors for purposes of the Corporation's 401(k) Savings Plan to be the "fair market value" of a share of the Corporation's Common Stock at December 31, 2001. Because there is not an established trading market for the Common Stock, the assumed price of $26.00 may not reflect the actual price which would be paid for shares of the Common Stock in an active or established trading market and should not necessarily be relied upon when determining the value of a shareholder's investment.

--------------------------------------------------------------------------------------------
                         Number of Shares Underlying             Value of Unexercised
                            Unexercised Options                  in-the-Money Options
                             at Fiscal Year End                   at Fiscal Year End
                                     (#)                                  ($)
--------------------------------------------------------------------------------------------
        Name          Exercisable        Unexercisable       Exercisable      Unexercisable
--------------------------------------------------------------------------------------------
Morris L. Maurer        40,000               7,500            $595,000           $52,500
--------------------------------------------------------------------------------------------
Philip B. Roby          29,000               6,000            $428,000           $42,000
--------------------------------------------------------------------------------------------
Debra L. Ross           3,800                1,200            $ 53,600           $ 8,400
--------------------------------------------------------------------------------------------

         1993 Directors' Stock Option Plan. In 1993, the Board of Directors of the Corporation adopted a nonqualified stock option plan (the "Directors' Plan") which provides for the grant of nonqualified stock options to those individuals who are not officers or employees of the Corporation or the Bank and who serve as directors (the "Outside Directors") of the Corporation or any of its subsidiaries, including the Bank. The Plan will expire on May 31, 2003.

         The Directors' Plan provides for the grant of nonqualified stock options to acquire shares of the Corporation at a price equal to the greater of $10.00 or the fair market value of the shares on the date of grant. A total of 150,000 shares has been reserved for issuance under the Directors' Plan. As of March 22, 2002 there were 43,000 shares available for issuance under the Directors' Plan.

         The options under this program are exercisable for ten years from the date of grant. In addition, the options will immediately become null and void, without any action required by the Corporation or the Bank, the FDIC, the OCC, or the Federal Reserve if the Federal Reserve, the FDIC, or the OCC issues a directive or final order to the Corporation or the Bank requiring a contribution of capital. Individuals become eligible to receive grants of options under the Directors' Plan upon their election to a qualifying board of directors but do not receive additional options because they are a member of more than one such board.

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

         The Restricted Stock Plan provides for the issuance of up to 110,000 Shares. The plan expires on May 31, 2006. As of March 22, 2002, there were 200 shares available for issuance under the Restricted Stock Plan.

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

         Each participant may enter into a salary redirection agreement with the Corporation or the Bank whereby the Corporation or the Bank redirects to the participant's account in the 401(k) Plan an amount, on a pre-tax basis, equal to not less than one percent (1%) or more than (15%) of the participant's compensation, as defined in the 401(k) Plan. If a participant makes salary redirection contributions to the 401(k) Plan, the Corporation will make a matching contribution in the amount necessary to match 50% of the participant's salary redirection contribution up to 6% of the participant's compensation, as defined in the 401(k) Plan. The Board of Directors of the Corporation may, in its discretion, make an additional matching contribution to the 401(k) Plan in such amount as the Board may determine. In addition, the Corporation may fund all or any part of its matching contributions with shares of its stock. The Corporation also may, in its discretion, make a profit sharing contribution to the 401(k) Plan.

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

Certain Other Transactions
--------------------------

         The Corporation's officers and directors, as well as firms and companies with which they are associated, have had and will have banking transactions with the Bank. It is the policy of the Bank that any credit extended to such persons, firms and companies will be extended only in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and will not involve more than the normal risk of collectability or present other unfavorable features.

FIVE YEAR TOTAL SHAREHOLDER RETURN

         The following indexed graph indicates the Corporation's total return to its shareholders on its common stock for the past five years, assuming dividend reinvestment, as compared to total return for the Russell 2000 Index and the Peer Group Index (which is a line-of-business index prepared by an independent third party consisting of stock of banks with assets between $500 million and $1 billion). The comparison of total return on investment for each of the periods assumes that $100 was invested on January 1, 1997, in each of the Corporation, the Russell 2000 Index, and the Peer Group Index. Shares of the common stock of the Corporation are not traded on any national or regional exchange or in the over-the-counter market and there is not established market for the common stock. For purposes of the following graph, the year-end price of the stock was assumed to be the value determined by the Board of Directors for purposes of the Corporation's 401(k) Savings Plan to be the "fair market value" of a share of the Corporation's Common Stock at December 31. Because there is not an established trading market for the Common Stock, these assumed prices may not reflect the actual price which would be paid for shares of the Common Stock in an active or established trading market and should not necessarily be relied upon when determining the value of a shareholder's investment.


                        [PERFORMANCE GRAPH APPEARS HERE]


Index                    12/31/96  12/31/97  12/31/98  12/31/99  12/31/00  12/31/01
-----------------------------------------------------------------------------------
Corporation               100.00    116.67    145.83    166.67    191.67    216.67
Russell 2000              100.00    122.36    119.25    144.60    140.23    143.71
SNL $500M-$1B Bank Index  100.00    162.56    159.83    147.95    141.62    183.73

Item 12.  Security Ownership of Management
------------------------------------------

         The following table sets forth as of April 11, 2002 the total number of shares of Common Stock of the Corporation beneficially owned by each director and executive officer of the Corporation and by all directors and executive officers as a group. The number of shares shown as being beneficially owned by each director and executive officer are those over which he or she has sole voting or investment power, unless otherwise noted.

------------------------------------------------------------------------------------------------------

             Name of Beneficial Owner                              Number of Shares  Percent of Class
------------------------------------------------------------------------------------------------------
Kathryn G. Betley                                                      13,275 (1)            0.6%
------------------------------------------------------------------------------------------------------
James M. Cornelius                                                     29,900 (2)            1.3%
------------------------------------------------------------------------------------------------------
David R. Frick                                                         23,650 (2)            1.0%
------------------------------------------------------------------------------------------------------
Andre B. Lacy                                                          45,400 (2)            1.9%
------------------------------------------------------------------------------------------------------
G. Benjamin Lantz, Jr.                                                 22,150 (2)            0.9%
------------------------------------------------------------------------------------------------------
William J. Loveday                                                     11,800 (1)            0.5%
------------------------------------------------------------------------------------------------------
Michael S. Maurer                                                     657,850               28.0%
------------------------------------------------------------------------------------------------------
Morris L. Maurer                                                      160,224 (3)            6.6%
------------------------------------------------------------------------------------------------------
Philip B. Roby                                                         66,915 (4)            2.8%
------------------------------------------------------------------------------------------------------
Todd H. Stuart                                                         20,525 (2)            0.9%
------------------------------------------------------------------------------------------------------
Debra L. Ross                                                           7,160 (5)            0.3%
------------------------------------------------------------------------------------------------------
Directors and executive officers as a group (consisting of 11       1,058,848               41.2%
individuals)
------------------------------------------------------------------------------------------------------

(1) Includes 11,000 shares which such individual has the right to acquire pursuant to the exercise of options. See "Employee Benefit Plans -- 1993 Directors' Stock Option Plan."

(2) Includes 17,000 shares which such individual has the right to acquire pursuant to the exercise of options. See "Employee Benefit Plans -- 1993 Directors' Stock Option Plan."

(3) Includes 38,000 shares held jointly with the spouse of Mr. Maurer, 40,000 shares which Mr. Maurer has the right to acquire pursuant to the exercise of stock options, 38,000 shares which Mr. Maurer has the right to acquire pursuant to stock warrants, 33,000 shares of restricted stock, and 1,724 shares in the 401(k) Plan allocated to the account of Mr. Maurer. See "Employee Benefit Plans -- 1993 Employee Stock Option Plan," and "--1993 Restricted Stock Plan," and " -- Warrants." Mr. Maurer received the warrants in 1993 in consideration of his efforts in organizing the Corporation and the Bank and for services to be rendered after the Bank began operations. The warrants are exercisable and will remain exercisable until 2003 at a purchase price of $10.00 per share, and will immediately become null and void, without any action required by the Corporation or the Bank, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, or the Board of Governors of the Federal Reserve System if any of these regulatory agencies issues a directive or final order to the Corporation or the Bank requiring a contribution of capital.

(4) Includes 9,900 shares held jointly with the spouse of Mr. Roby, 29,000 shares which Mr. Roby has the right to acquire pursuant to the exercise of stock options, 24,000 shares of restricted stock, and 1,515 shares in the 401(k) Plan allocated to the account of Mr. Roby. See "Employee Benefit Plans -- 1993 Employee Stock Option Plan" and "--1993 Restricted Stock Plan."

(5) Includes 3,800 shares which Ms. Ross has the right to acquire pursuant to the exercise of stock options, 2,500 shares of restricted stock, and 860 shares in the 401(k) Plan allocated to the account of Ms. Ross. See "Employee Benefit Plans -- 1993 Employee Stock Option Plan" and "--1993 Restricted Stock Plan."

                             PRINCIPAL SHAREHOLDERS

         The following table contains information concerning individuals or entities who, to the knowledge of the Corporation, beneficially owned on March 11, 2002, more than 5% of the Common Stock of the Corporation:

----------------------------------------------------------------------------------------
Name and Address of Beneficial Owner    Shares Beneficially Owned      Percent of Class
----------------------------------------------------------------------------------------
Michael S. Maurer                               657,850                      28.0%
----------------------------------------------------------------------------------------
Morris L. Maurer                                160,224  (1)                  6.6%
----------------------------------------------------------------------------------------
Eugene and Marilyn Glick                        125,000                       5.3%
----------------------------------------------------------------------------------------

(1) Includes 38,000 shares held jointly with the spouse of Mr. Maurer, 40,000 shares which Mr. Maurer has the right to acquire pursuant to the exercise of stock options and 38,000 shares which Mr. Maurer has the right to acquire pursuant to stock warrants, 33,000 shares of restricted stock, and 1,724 shares in the 401(k) Plan allocated to the account of Mr. Maurer. See "Employee Benefit Plans -- 1993 Employees' Stock Option Plan, and -- Warrants."


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

Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on From 8-K
--------------------------------------------------------------------------

(a)(1)   The following consolidated financial statements are included in Item 8:

                                                                                                 Page Number in
                                                                                                      10-K
         Independent Auditors' Report on Consolidated Financial Statements                                32

         Consolidated Balance Sheets December 31, 2001 and 2000                                           33

         Consolidated Statement of Income                                                                 34
         For the years ended December 31, 2001, 2000 and 1999

         Consolidated Statements of Shareholders' Equity                                                  35
         For the years ended December 31, 2001, 2000 and 1999

         Consolidated Statements of Cash Flow                                                             36
         For the years ended December 31, 2001, 2000, and 1999

         Notes to consolidated Financial Statements                                                       37

         (2) See response to Item 14 (a)(1). All other financial statement schedules have been omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

         (3)      List of Exhibits

Exhibit Number Description
--------------------------

         3a) Articles of Incorporation of the Corporation, filed as Exhibit 3(i) to the Corporation's Form 10-SB are incorporated by reference and Articles of Amendment filed as Exhibit 3(i) to the Form 10-K for the fiscal year ended December 31, 2000

         3b) Bylaws of the Corporation, filed as Exhibit 3(ii) to the Corporation's Form 10-SB are incorporated by reference

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

(Registrant) The National Bank of Indianapolis Corporation
             ------------------------------------------------------------------
By (Signature and Title)

/S/ Morris L. Maurer                                           March 27, 2002
---------------------------------------------------------      --------------
Morris L. Maurer, President & Principal Executive Officer      Date


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title)
/S/ Morris L. Maurer                                           March 27, 2002
---------------------------------------------------------      --------------
Morris L. Maurer, President & Principal Executive Officer      Date

By (Signature and Title)
/S/ Philip B. Roby                                             March 27, 2002
---------------------------------------------------------      --------------
Philip B. Roby, Executive Vice President                         Date

By (Signature and Title)
/S/ Debra L. Ross                                              March 27, 2002
---------------------------------------------------------      --------------
Debra L. Ross, Principal Financial and Accounting Officer        Date

By (Signature and Title)
/S/ Michael S. Maurer                                          March 27, 2002
---------------------------------------------------------      --------------
Michael S. Maurer, Chairman of the Board                         Date

By (Signature and Title)
/S/ Kathryn G. Betley                                          March 27, 2002
---------------------------------------------------------      --------------
Kathryn G. Betley, Director                                      Date

By (Signature and Title)
/S/ James M. Cornelius                                         March 27, 2002
---------------------------------------------------------      --------------
James M. Cornelius, Director                                     Date

By (Signature and Title)
/S/ David R. Frick                                             March 27, 2002
---------------------------------------------------------      --------------
David R. Frick, Director                                         Date

By (Signature and Title)
/S/ Andre B. Lacy                                              March 27, 2002
---------------------------------------------------------      --------------
Andre B. Lacy, Director                                          Date

By (Signature and Title)
/S/ William J. Loveday                                         March 27, 2002
---------------------------------------------------------      --------------
William J. Loveday, Director                                     Date

By (Signature and Title)
/S/ G. Benjamin Lantz                                          March 27, 2002
---------------------------------------------------------      --------------
G. Benjamin Lantz, Director                                      Date

By (Signature and Title)
/S/ Todd H. Stuart                                             March 27, 2002
---------------------------------------------------------      --------------
Todd H. Stuart, Director                                         Date

Exhibit Index

3(i) Articles of Incorporation of The National Bank of Indianapolis Corporation and Articles of Amendment

3(ii)    By-laws of The National Bank of Indianapolis Corporation

10(i)    1993 Key Employees' Stock Option Plan

10(ii)   1993 Directors' Stock Option Plan

10(iii)  1993 Restricted Stock Plan

21       Subsidiaries of The National Bank of Indianapolis Corporation