Form 10-Q
period 2002-03-31
NATIONAL BANK OF INDIANAPOLIS CORP
filed 2002-05-08
CIK 912382

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
  X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ___________


Commission File Number      000-21671
                        --------------------


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

As of April 17, 2002, there were 2,378,319 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one):

                                    Yes                       No     X
                                         -------                  -------

                                Table of Contents
                  The National Bank of Indianapolis Corporation

                               Report on Form 10-Q
                                for Quarter Ended
                                 March 31, 2002


PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements (Unaudited)
           Consolidated Balance Sheets - March 31, 2002
           and December 31, 2001...............................................1
           Consolidated Statements of Income - Three Months
           ended March 31, 2002 and 2001.......................................2
           Consolidated Statements of Cash Flows - Three Months
           ended March 31, 2002 and 2001 ......................................3
           Consolidated Statements of Shareholders' Equity - Three Months
           ended March 31, 2002 and 2001.......................................4
           Notes to Consolidated Financial Statements......................5 - 6


Item 2.    Management's Discussion and Analysis...........................7 - 11

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.........12


PART II -  OTHER INFORMATION

Item 1.    Legal Proceedings..................................................13
Item 2.    Changes in Securities..............................................13
Item 3.    Default Upon Senior Securities.....................................13
Item 4.    Submission of Matters to a Vote of Security Holders................13
Item 5.    Other Information .................................................13
Item 6.    Exhibits and Reports on Form 8-K...................................13

Signatures ...................................................................14

                  The National Bank of Indianapolis Corporation
                           Consolidated Balance Sheets

                                                                            March 31,            December 31,
                                                                                 2002                    2001
                                                                          (Unaudited)                  (Note)
                                                               -----------------------------------------------
Assets
Cash and due from banks                                             $      72,934,661       $      34,844,360
Reverse repurchase agreements                                              35,000,000             120,000,000
Federal funds sold                                                         39,382,534              14,254,204
Investment securities
      Available-for-sale securities                                        68,945,252              27,256,474
      Held-to-maturity securities                                           7,866,187               8,390,651
                                                               -----------------------------------------------
Total investment securities                                                76,811,439              35,647,125

Loans                                                                     472,109,048             452,060,303
      Less:  Allowance for loan losses                                     (6,403,252)             (5,986,965)
                                                               -----------------------------------------------
Net loans                                                                 465,705,796             446,073,338
Premises and equipment                                                      9,169,545               9,257,236
Accrued interest                                                            3,127,731               2,826,831
Stock in federal banks                                                      3,401,500               3,401,500
Other assets                                                                6,618,110               4,392,496
                                                               -----------------------------------------------
Total assets                                                       $      712,151,316       $     670,697,090
                                                               ===============================================

Liabilities and shareholders' equity
Deposits:
      Noninterest-bearing demand deposits                          $      106,994,296       $      94,874,420
      Money market and savings deposits                                   319,750,529             303,375,408
      Time deposits over $100,000                                          39,979,123              36,886,744
      Other time deposits                                                  69,966,815              70,988,791
                                                               -----------------------------------------------
Total deposits                                                            536,690,763             506,125,363
Security repurchase agreements                                             72,949,958              68,351,632
FHLB advances                                                              50,000,000              50,000,000
Company obligated mandatorily redeemable preferred capital
      securities of subsidiary trust holding solely the junior
      subordinated debentures of the parent company                        13,500,000              13,500,000
Other liabilities                                                           2,898,112               4,250,093
                                                               -----------------------------------------------
Total liabilities                                                         676,038,833             642,227,088

Shareholders' equity:
      Common stock, no par value:
      Authorized shares - 3,000,000
      Issued and outstanding shares; 2002 - 2,378,319;
           2001 - 1,965,944                                                25,277,366              20,883,428
      Unearned compensation                                                  (398,339)               (439,790)
      Additional paid in capital                                            2,506,446                       -
      Retained earnings                                                     8,718,532               7,963,066
      Accumulated other comprehensive income                                    8,478                  63,298
                                                               -----------------------------------------------
Total shareholders' equity                                                 36,112,483              28,470,002
                                                               -----------------------------------------------
Total liabilities and shareholders' equity                         $      712,151,316       $     670,697,090
                                                               ===============================================

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. See notes to condensed consolidated financial statements.

                  The National Bank of Indianapolis Corporation
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                      Three Months Ended
                                                                            March 31
                                                                         2002            2001
                                                                -----------------------------
Interest income:
                 Interest and fees on loans                       $ 7,433,012     $ 7,826,668
                 Interest on investment securities                    713,557       1,939,113
                 Interest on federal funds sold                       133,435         339,828
                 Interest on reverse repurchase agreements            152,833              --
                                                                -----------------------------
Total interest income                                               8,432,837      10,105,609

Interest expense:
                 Interest on deposits                               2,557,020       3,943,911
                 Interest on repurchase agreements                    192,674       1,019,465
                 Interest on FHLB advances                            714,854         412,220
                 Interest on long term debt                           360,875         360,337
                                                                -----------------------------
Total interest expense                                              3,825,423       5,735,933
                                                                -----------------------------
Net interest income                                                 4,607,414       4,369,676

Provision for loan losses                                             450,000         360,000
                                                                -----------------------------
Net interest income after provision for loan losses                 4,157,414       4,009,676

Other operating income:
                 Trust fees and commissions                           571,337         489,280
                 Building rental income                               118,003         125,458
                 Service charges and fees on deposit accounts         518,117         358,474
                 Net gain on sale of mortgage loans                   114,619         135,654
                 Interchange income                                   128,025         107,477
                 Other income                                         216,671         187,910
                                                                -----------------------------
Total operating income                                              1,666,772       1,404,253

Other operating expenses:
                 Salaries, wages and employee benefits              2,596,414       2,171,139
                 Occupancy expense                                    364,382         356,463
                 Furniture and equipment expense                      236,417         198,080
                 Professional services                                206,661         226,111
                 Data processing                                      322,232         289,958
                 Business development                                 210,775         199,737
                 Other expenses                                       622,355         603,885
                                                                -----------------------------
Total other operating expenses                                      4,559,236       4,045,373
                                                                -----------------------------
Net income before tax                                               1,264,950       1,368,556
                 Federal and state income tax                         509,484         528,263
                                                                -----------------------------
Net income after tax                                              $   755,466     $   840,293
                                                                =============================

Basic earnings per share                                          $      0.36     $      0.44
                                                                =============================

Diluted earnings per share                                        $      0.34     $      0.39
                                                                =============================

See notes to condensed consolidated financial statements.

                  The National Bank of Indianapolis Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                             March 31
                                                                                          2002              2001
                                                                                  ------------------------------
Operating Activities
Net Income                                                                        $    755,466      $    840,293
Adjustments to reconcile net income to net cash
            provided (used) by operating activities:
                       Provision for loan losses                                       450,000           360,000
                       Depreciation and amortization                                   270,113           268,064
                       Income tax benefit from exercise of warrants & options        2,506,446                --
                       Net accretion of investments                                     26,967          (658,014)
                       Unearned compensation amortization                               41,451            29,344
                       (Increase) decrease in:
                                         Accrued interest receivable                  (300,900)          604,443
                                         Other assets                               (2,189,657)         (320,101)
                       Increase (decrease) in:
                                         Other liabilities                          (1,351,981)          287,978
                                                                                  ------------------------------
Net cash provided by operating activities                                              207,905         1,412,007
                                                                                  ------------------------------

Investing Activities
Net change in federal funds sold                                                   (25,128,330)       (4,129,214)
Net change in reverse repurchase agreements                                         85,000,000                --
Proceeds from maturities of investment securities held to maturity                     529,939           677,688
Proceeds from maturities of investment securities available for sale                 4,691,168        52,185,642
Purchases of investment securities held to maturity                                         --          (392,300)
Purchases of investment securities available for sale                              (46,503,165)      (76,362,338)
Net increase in loans                                                              (20,082,458)      (24,156,675)
Purchases of bank premises and equipment                                              (182,422)         (246,559)
                                                                                  ------------------------------
Net cash used by investing activities                                               (1,675,268)      (52,423,756)
                                                                                  ------------------------------

Financing Activities
Net increase in deposits                                                            30,565,400        14,721,812
Increase in security repurchase agreements                                           4,598,326        36,312,104
Increase in FHLB borrowings                                                                 --        10,000,000
Proceeds from issuance of stock                                                      4,393,938            23,000
                                                                                  ------------------------------
Net cash provided by financing activities                                           39,557,664        61,056,916
                                                                                  ------------------------------

Increase in cash and cash equivalents                                               38,090,301        10,045,167

Cash and cash equivalents at beginning of year                                      34,844,360        56,636,478
                                                                                  ------------------------------

Cash and cash equivalents at end of period                                        $ 72,934,661      $ 66,681,645
                                                                                  ==============================

Interest paid                                                                     $  4,238,790      $  6,164,351
                                                                                  ==============================

Income taxes paid                                                                 $    155,328      $    167,994
                                                                                  ==============================

See notes to condensed consolidated financial statements.

                  The National Bank of Indianapolis Corporation
                 Consolidated Statement of Shareholders' Equity
                                   (Unaudited)

                                                                                                       Accumulated
                                                                          Additional                    and Other
                                              Common         Unearned       Paid In      Retained     Comprehensive
                                              Stock        Compensation     Capital      Earnings        Income           TOTAL
                                            -------------------------------------------------------------------------------------
Balance at December 31, 2000                 $20,665,160    $ (598,711)   $       -     $4,593,023     $       334    $24,659,806

Comprehensive income:
  Net income                                                                               840,293                        840,293
  Other comprehensive income
   Net unrealized gain on investments,
     net of tax of $128,694                                                                                195,875        195,875
                                                                                                                      -----------
Total comprehensive income                                                                                              1,036,168

Issuance of stock                                 23,000       (23,000)                                                         -
Compensation earned                                             52,344                                                     52,344
                                            -------------------------------------------------------------------------------------
Balance at March 31, 2001                    $20,688,160    $ (569,367)   $       -     $5,433,316     $   196,209    $25,748,318
                                            =====================================================================================


Balance at December 31, 2001                 $20,883,428    $ (439,790)   $       -     $7,963,066     $    63,298    $28,470,002

Comprehensive income:
  Net income                                                                               755,466                        755,466
  Other comprehensive income
   Net unrealized loss on investments,
    net of tax of $5,561                                                                                   (54,820)       (54,820)
                                                                                                                      -----------
Total comprehensive income                                                                                                700,646

Income tax benefit from exercise of
  of warrants & options                                                    2,506,446                                    2,506,446
Issuance of stock (412,375 shares)             4,393,938                                                                4,393,938
Compensation earned                                             41,451                                                     41,451
                                            -------------------------------------------------------------------------------------
Balance at March 31, 2002                    $25,277,366    $ (398,339)   $2,506,446    $8,718,532     $     8,478    $36,112,483
                                            =====================================================================================

See notes to condensed consolidated financial statements.

                        The National Bank of Indianapolis
                                   Corporation

                   Notes to Consolidated Financial Statements

                                 March 31, 2002

                          Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of The National Bank of Indianapolis Corporation ("Corporation") and its wholly-owned subsidiaries The National Bank of Indianapolis ("Bank"), and NBIN Statutory Trust I ("the Trust"). All intercompany transactions between the Corporation and Bank have been properly eliminated. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 is not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Form 10-K for the year ended December 31, 2001.

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

                    Note 3: Exercise of Warrants and Options

During February 2002, an officer/director of the Corporation exercised his warrants to purchase 384,375 common shares. The exercise price ranged from $10.00 to $12.50 with a weighted average exercise price of $10.50 and the fair market value of the stock was $26.00.

During March 2002, two directors of the Corporation exercised their options to purchase 28,000 common shares. The exercise price ranged from $10.00 to $22.50 with a weighted average exercise price of $12.79 and the fair market value of the stock was $26.00.

Due to the exercise of these warrants and options in the first quarter of 2002, the Corporation will receive a deduction for tax purposes for the difference between the fair value of the stock at the date of exercise and the exercise price. In accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock-Based Compensation," the Corporation has recorded the income tax benefit of $2,506,446 as additional paid in capital as of March 31, 2002.

                           Note 4: Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended March 31, 2002 and 2001.

                                                                               Three months ended
                                                                                    March 31,
                                                                               2002           2001
                                                                            -------------------------
         Basic average shares outstanding                                    2,094,657      1,912,762
                                                                            ==========     ==========

         Net income                                                         $  755,466     $  840,293
                                                                            ==========     ==========

         Basic net income per common share                                  $     0.36     $     0.44
                                                                            ==========     ==========

         Diluted
              Average shares outstanding                                     2,094,657      1,912,762
              Nonvested restricted stock                                        25,320         27,120
              Common stock equivalents
                    Net effect of the assumed exercise of stock options         73,603         69,164
                    Net effect of the assumed exercise of warrants              14,031        138,227
                                                                            ----------     ----------
         Diluted average shares                                              2,207,611      2,147,273
                                                                            ==========     ==========

         Net income                                                         $  755,466     $  840,293
                                                                            ==========     ==========

         Diluted net income per common share                                $     0.34     $     0.39
                                                                            ==========     ==========

                      Management's Discussion and Analysis
                 of Financial Condition and Results of Operation


Results of Operations

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001:

The Corporation's results of operations depends primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. The Corporation had net income of $755,466 for the three months ended March 31, 2002 compared to a net income of $840,293 for the three months ended March 31, 2001. Due to a lower interest rate margin of 3.11% for the three months ended March 31, 2002 compared to 3.63% for the three months ended March 31, 2001, there was less interest income to offset higher operating expenses. This resulted in lower net income for the three months ended March 31, 2002 compared to the three months ended March 31, 2001.

Net Interest Income
-------------------
Net interest income increased $237,738 or 5.4% to $4,607,414 for the three months ended March 31, 2002 from $4,369,676 for the three months ended March 31, 2001. Total interest income decreased $1,672,772 for the three months ended March 31, 2002 to $8,432,837 from $10,105,609 for the three months ended March 31, 2001. The decrease in interest income is due to significant interest rate decreases by the Federal Reserve in 2001. Prime rate decreased 475 basis points during 2001. At March 31, 2001, prime rate was 8.00% compared to 4.75% at March 31, 2002. These decreases had a significant impact on interest income and interest expense. Increases in the earning assets help to offset the negative impact of lower interest rates. Average total loans for the three months ended March 31, 2002 was approximately $459,000,000 compared to average total loans of approximately $375,000,000 for the three months ended March 31, 2001. The increased loan growth is the result of new clients and the addition of experienced lenders to the staff. The loan portfolio produces the highest yield of all earning assets. Investment portfolio income decreased $1,225,556 or 63.2% to $713,557 for the three months ended March 31, 2002, as compared to $1,939,113 for the three months ended March 31, 2001. Interest on investment securities decreased due to a decrease in the average investment securities portfolio from approximately $132,000,000 for the three months ended March 31, 2001, to approximately $127,000,000 for the three months ended March 31, 2002 and due to a lower interest rate environment in 2002 compared to the same period the previous year. Interest on federal funds sold and reverse repurchase agreements decreased $53,560 or 15.7% from $339,828 for the three months ended March 31, 2001 to $286,268 for the three months ended March 31, 2002. The decrease is due to lower interest rates for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The average of federal funds sold and reverse repurchase agreements for the three months ended March 31, 2002 was approximately $70,000,000 compared to an average of approximately $25,000,000 for the three months ended March 31, 2001.

Total interest expense decreased $1,910,510 or 33.3% to $3,825,423 for the three months ended March 31, 2002, from $5,735,933 for the three months ended March 31, 2001. This decrease is due to significant decreases in interest rates during 2001. Total interest bearing liabilities averaged approximately $550,000,000 for the three months ended March 31, 2002 as compared to approximately $450,000,000 for the three months ended March 31, 2001. The average cost of interest bearing liabilities was approximately 2.8% at March 31, 2002 compared to 5.1% at March 31, 2001. This is the result of a significant decrease in prime rate in 2001.

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

                                                      Three Months Ended
                                                           March 31,
                                                      2002            2001
                                                   ----------      ----------
         Beginning of Period                       $5,986,965      $4,700,672
                 Provision for loan losses            450,000         360,000

                 Losses charged to the reserve
                         Commercial                        --           9,748
                         Real Estate                   21,800          18,772
                         Installment                    2,052              --
                         Credit Cards                  12,250           6,839
                                                   ----------      ----------
                                                       36,102          35,359

                 Recoveries
                         Commercial                        --          23,868
                         Installment                       56              --
                         Credit Cards                   2,333              46
                                                   ----------      ----------
                                                        2,389          23,914

                                                   ----------      ----------
         End of Period                             $6,403,252      $5,049,227
                                                   ==========      ==========

         Allowance as a % of Loans                       1.36%           1.31%


Loans past due over 30 days totaled $243,000 or 0.05% of total loans at March 31, 2002 compared to $48,000 or 0.01% of total loans at March 31, 2001.

Other Operating Income
----------------------
Other operating income for the three months ended March 31, 2002, increased $262,519 or 18.7% to $1,666,772 from $1,404,253 for the three months ended March 31, 2001. The increase is primarily due to an increase in service charges and fees on deposit accounts of $159,642 or 44.5% from $358,474 for the three months ended March 31, 2001 to $518,117 for the three months ended March 31, 2002. This increase is attributable to the increase in average demand deposit accounts of $119,000,000 from approximately $298,000,000 at March 31, 2001 to approximately $417,000,000 at March 31, 2002. The increase in other operating income is also attributable to an increase in trust fees and commissions of $82,057 or 16.8% from $489,280 for the three months ended March 31, 2001 to $571,337 for the three months ended March 31, 2002. The increase in trust income is attributable to the increase in total assets under trust management of approximately $11,000,000 from approximately $569,000,000 at March 31, 2001 to approximately $580,000,000 at March 31, 2002. The net gain on the sale of mortgage loans decreased $21,035 or 15.5% from $135,654 for the three months ended March 31, 2001 to $114,619 for the three months ended March 31, 2002. This is due to the bulk of mortgage loan refinances and sales occurring during 2001 as a result of lower interest rates. Rental income from the other tenants in the Corporation's main office building caused a decrease of $7,455 in operating income. For the three months ended March 31, 2002, building rental income was $118,003 compared to $125,458 for the three months ended March 31, 2001. The decrease is the result of the Bank occupying more space in the building in 2002 over the same period the previous year. Interchange income from debit and credit cards increased $20,548 or 19.1% from $107,477 for the three months ended March 31, 2001 to $128,025 the three months ended March 31, 2002.

Other Operating Expenses
------------------------
Other operating expenses for the three months ended March 31, 2002 increased $513,863 or 12.7% to $4,559,236 from $4,045,373 for the three months ended March 31, 2001. Salaries, wages and employee benefits increased $425,275 or 19.6% to $2,596,414 for the three months ended March 31, 2002 from $2,171,139 for the three months ended March 31, 2001. This increase is primarily due to the increase in the number of employees from 138 full time equivalents at March 31, 2001 to 155 full time equivalents at March 31, 2002. Occupancy expense increased $7,919 or 2.2% to $364,382 for the three months ended March 31, 2002 from $356,463 for the three months ended March 31, 2001. Professional services expense decreased $19,450 or 8.6% from $226,111 for the three months ended March 31, 2001 to $206,661 for the three months ended March 31, 2002. The decrease is due to lower courier service costs. Data processing expenses increased $32,274 or 11.1% for the three months ended March 31, 2002 over the same period the previous year primarily due to increased service bureau fees relating to increased transaction activity by the Bank and trust department.

Liquidity and Interest Rate Sensitivity

The Corporation must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as available for sale and maturing loans. Federal funds sold and reverse repurchase agreements represent the Corporation's primary source of immediate liquidity and were maintained at a level adequate to meet immediate needs. Federal funds sold and reverse repurchase agreements averaged approximately $70,000,000 and $25,000,000 for he three months ended March 31, 2002 and 2001, respectively. Maturities in the Corporation's loan and investment portfolios are monitored regularly to manage the maturity dates of deposits to coincide with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At March 31, 2002, the Corporation's rate sensitive liabilities exceeded rate sensitive assets due within one year by $18,626,108.

As part of managing liquidity, the Corporation monitors its loan to deposit ratio on a daily basis. At March 31, 2002 the ratio was 88.0 percent. This is within the acceptable policy limit.

The Corporation experienced an increase in cash and cash equivalents, its primary source of liquidity, of $38,090,301 during the first three months of 2002. The primary financing activity of deposit growth provided net cash of $30,565,400. Lending used $20,082,458, investments used $41,282,058 and increasing federal funds sold and reverse repurchase agreements used $59,871,670. The Corporation's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation' liquidity position.

Capital Resources

The Corporation's only source of capital since commencing operations has been from issuance of common stock, results of operations, issuance of long term debt to a non-affiliated third party, and the issuance of company obligated mandatorily redeemable preferred capital securities.

The Corporation maintains a Revolving Credit Agreement with Harris Trust and Savings Bank in the amount of $5,000,000 that will mature September 28, 2002.

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

Capital for the Bank is above well capitalized regulatory requirements at March 31, 2002. Pertinent capital ratios for the Bank as of March 31, 2002 are as follows:
                                                  Well        Adequately
                                    Actual     Capitalized    Capitalized
                                    ------     -----------    -----------
Tier 1 risk-based capital ratio      8.77%        6.0%            4.0%
Total risk-based capital ratio      10.02%       10.0%            8.0%
Leverage ratio                       6.16%        5.0%            4.0%

Dividends from the Bank to the Corporation may not exceed the undivided profits of the Bank (included in consolidated retained earnings) without prior approval of a federal regulatory agency. In addition, Federal banking laws limit the amount of loans the Bank may make to the Corporation, subject to certain collateral requirements. No dividends were declared, or loans made, during 2002 or 2001 by the Bank to the Corporation.

Quantitative and Qualitative Disclosures about Market Risk

The Corporation's exposure to market risk is primarily related to changes in interest rates. Quantitative and qualitative disclosures about the Corporation's market risk resulting from changes in interest rates are included in Item 7A. in the Corporation's 2001 Annual Report on Form 10-K. There have been no material changes in such risks or in the Corporation's asset/liability management program during the quarter ended March 31, 2002. Liquidity and interest rate sensitivity disclosures for the quarter ended March 31, 2002 are found on page 10 of this report.

Other Information

Item 1.   Legal Proceedings

          Neither The National Bank of Indianapolis Corporation nor its subsidiaries are involved in any pending legal proceedings at this time, other than routine litigation incidental to its business.

Item 2.   Changes in Securities
          (a)  Not applicable.
          (b)  Not applicable.
          (c) On February 21, 2002, the Corporation sold 384,375 shares of common stock for $4,035,937.50 to Michael S. Maurer, the Chairman of the Board of Directors of the Corporation, pursuant to the exercise of stock warrants by Mr. Maurer. On March 29, 2002, the Corporation sold a total of 28,000 shares of common stock for an aggregate amount of $358,000 to two directors of the Corporation pursuant to the exercise stock options by these directors. All of these shares were sold in a private placement pursuant to Section 4(2) of the Securities Act of 1933.
          (d)  Not applicable.

Item 3.   Defaults Upon Senior Securities - Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               3(i) Articles of Incorporation of the Corporation, filed as
                    Exhibit 3(i) to the Corporation's Form 10-QSB filed November 4, 1995, and Articles of Amendment filed as Exhibit 3(i) to the Corporation's Form 10-K as of December 31, 2001 are incorporated by reference.
               3(ii) Bylaws of the Corporation, filed as Exhibit 3(ii) to the
                     Corporation's Form 10-QSB filed November 4, 1996 are incorporated by reference.
               10(a) 1993 Key Employees' Stock Option Plan of the Corporation,
                     as amended, filed as Exhibit 10(a) to the Corporation's Form 10-Q as of June 30, 2001.
               10(b) 1993 Directors' Stock Option Plan of the Corporation, as
                     amended, filed as Exhibit 10(b) to the Corporation's Form 10-Q as of June 30, 2001.

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



                                Date: May 7, 2002

                                THE NATIONAL BANK OF INDIANAPOLIS CORPORATION


                                /s/ Debra L. Ross
                                -------------------------------
                                Debra L. Ross
                                Chief Financial Officer