Form 10-Q
period 2002-06-30
NATIONAL BANK OF INDIANAPOLIS CORP
filed 2002-08-12
CIK 912382

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
  X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ------- ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ___________


Commission File Number      000-21671
                        -----------------


                  The National Bank of Indianapolis Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

  Indiana                                       35-1887991
------------------------                        --------------------------
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

As of July 19, 2002, there were 2,439,324 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one):

                            Yes             No   X
                                -----          -----

                                Table of Contents
                  The National Bank of Indianapolis Corporation

                               Report on Form 10-Q
                                for Quarter Ended
                                  June 30, 2002


PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements (Unaudited)
           Consolidated Balance Sheets - June 30, 2002
           and December 31, 2001..............................................1
           Consolidated Statements of Income -Three Months
           ended June 30, 2002 and 2001.......................................2
           Consolidated Statements of Income - Six Months
           ended June 30, 2002 and 2001.......................................3
           Consolidated Statements of Cash Flows - Six Months
           ended June 30, 2002 and 2001 ......................................4
           Consolidated Statements of Shareholders' Equity - Six Months
           ended June 30, 2002 and 2001.......................................5
           Notes to Consolidated Financial Statements.....................6 - 7


Item 2.    Management's Discussion and Analysis..........................8 - 12

Item 3.    Quantitative and Qualitative Disclosures about Market Risk........13


PART II -  OTHER INFORMATION

Item 1.    Legal Proceedings.................................................14
Item 2.    Changes in Securities.............................................14
Item 3.    Default Upon Senior Securities....................................14
Item 4.    Submission of Matters to a Vote of Security Holders...............14
Item 5.    Other Information ................................................15
Item 6.    Exhibits and Reports on Form 8-K..................................15

Signatures ..................................................................16

                  The National Bank of Indianapolis Corporation
                           Consolidated Balance Sheets

                                                                      June 30,     December 31,
                                                                          2002             2001
                                                                   (Unaudited)           (Note)
                                                                 ------------------------------
Assets
Cash and due from banks                                          $  55,513,433    $  34,844,360
Reverse repurchase agreements                                        5,000,000      120,000,000
Federal funds sold                                                  42,956,916       14,254,204
Investment securities
      Available-for-sale securities                                 75,494,221       27,256,474
      Held-to-maturity securities                                   31,183,973        8,390,651
                                                                 ------------------------------
Total investment securities                                        106,678,194       35,647,125

Loans                                                              481,953,685      452,060,303
      Less:  Allowance for loan losses                              (6,826,321)      (5,986,965)
                                                                 ------------------------------
Net loans                                                          475,127,364      446,073,338

Premises and equipment                                               8,984,155        9,257,236
Accrued interest                                                     3,995,027        2,826,831
Stock in federal banks                                               3,401,500        3,401,500
Other assets                                                         6,226,164        4,392,496
                                                                 ------------------------------
Total assets                                                     $ 707,882,753    $ 670,697,090
                                                                 ==============================

Liabilities and shareholders' equity
Deposits:
      Noninterest-bearing demand deposits                        $ 127,832,297    $  94,874,420
      Money market and savings deposits                            301,782,666      303,375,408
      Time deposits over $100,000                                   39,017,442       36,886,744
      Other time deposits                                           68,159,385       70,988,791
                                                                 ------------------------------
Total deposits                                                     536,791,790      506,125,363
Security repurchase agreements                                      66,301,357       68,351,632
FHLB advances                                                       50,000,000       50,000,000
Company obligated mandatorily redeemable preferred capital
      securities of subsidiary trust holding solely the junior
      subordinated debentures of the parent company                 13,500,000       13,500,000
Other liabilities                                                    3,132,444        4,250,093
                                                                 ------------------------------
Total liabilities                                                  669,725,591      642,227,088

Shareholders' equity:
      Common stock, no par value:
      Authorized shares - 3,000,000
      Issued and outstanding shares; 2002 - 2,436,463;
          2001 - 1,965,944                                          26,753,159       20,883,428
      Unearned compensation                                         (1,412,269)        (439,790)
      Additional paid in capital                                     2,551,107               --
      Retained earnings                                              9,993,349        7,963,066
      Accumulated other comprehensive income                           271,816           63,298
                                                                 ------------------------------
Total shareholders' equity                                          38,157,162       28,470,002
                                                                 ------------------------------
Total liabilities and shareholders' equity                       $ 707,882,753    $ 670,697,090
                                                                 ==============================

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

                  The National Bank of Indianapolis Corporation
                        Consolidated Statements of Income
                                   (Unaudited)

                                                          Three months ended
                                                                June 30
                                                          2002          2001
                                                      -------------------------
Interest income:
     Interest and fees on loans                       $ 7,563,667   $ 7,794,817
     Interest on investment securities                    954,125     1,911,725
     Interest on federal funds sold                       186,201       299,903
     Interest on reverse repurchase agreements             57,132        81,822
                                                      -------------------------
Total interest income                                   8,761,125    10,088,267

Interest expense:
     Interest on deposits                               2,360,412     3,714,872
     Interest on repurchase agreements                    189,297       946,781
     Interest on FHLB advances                            722,794       598,533
     Interest on long term debt                           360,910       360,910
                                                      -------------------------
Total interest expense                                  3,633,413     5,621,096
                                                      -------------------------
Net interest income                                     5,127,712     4,467,171


Provision for loan losses                                 450,000       360,000
                                                      -------------------------
Net interest income after provision for loan losses     4,677,712     4,107,171

Other operating income:
     Trust fees and commissions                           600,588       501,068
     Building rental income                               117,093       123,889
     Service charges and fees on deposit accounts         525,746       378,359
     Net gain on sale of mortgage loans                   292,524        37,686
     Interchange income                                   132,087       117,071
     Other income                                         309,159       207,969
                                                      -------------------------
Total operating income                                  1,977,197     1,366,042

Other operating expenses:
     Salaries, wages and employee benefits              2,651,202     2,266,108
     Occupancy expense                                    367,611       379,867
     Furniture and equipment expense                      214,506       226,457
     Professional services                                174,314       206,200
     Data processing                                      326,438       282,451
     Business development                                 192,051       194,666
     Other expenses                                       616,938       503,988
                                                      -------------------------
Total other operating expenses                          4,543,060     4,059,737
                                                      -------------------------
Net income before tax                                   2,111,849     1,413,476
     Federal and state income tax                         837,032       554,708
                                                      -------------------------
Net income after tax                                  $ 1,274,817   $   858,768
                                                      =========================

Basic earnings per share                              $      0.54   $      0.45
                                                      =========================

Diluted earnings per share                            $      0.51   $      0.40
                                                      =========================

See notes to condensed consolidated financial statements.

                  The National Bank of Indianapolis Corporation
                        Consolidated Statements of Income
                                   (Unaudited)

                                                         Six months ended
                                                              June 30
                                                        2002          2001
                                                    -------------------------
Interest income:
     Interest and fees on loans                     $14,996,679   $15,621,485
     Interest on investment securities                1,667,682     3,850,838
     Interest on federal funds sold                     319,636       639,731
     Interest on reverse repurchase agreements          209,965        81,822
                                                    -------------------------
Total interest income
                                                     17,193,962    20,193,876

Interest expense:
     Interest on deposits                             4,917,432     7,658,783
     Interest on repurchase agreements                  381,971     1,966,246
     Interest on FHLB advances                        1,437,648     1,010,753
     Interest on long term debt                         721,785       721,247
                                                    -------------------------
Total interest expense
                                                      7,458,836    11,357,029
                                                    -------------------------
Net interest income                                   9,735,126     8,836,847


Provision for loan losses                               900,000       720,000
                                                    -------------------------
Net interest income after provision for
loan losses                                           8,835,126     8,116,847

Other operating income:
     Trust fees and commissions                       1,171,925       990,348
     Building rental income                             235,096       249,347
     Service charges and fees on deposit accounts     1,043,863       736,833
     Net gain on sale of mortgage loans                 407,143       173,340
     Interchange income                                 260,112       224,548
     Other                                              525,830       395,879
                                                    -------------------------
Total operating income                                3,643,969     2,770,295

Other operating expenses:
     Salaries, wages and employee benefits            5,247,616     4,437,247
     Occupancy expense                                  731,993       736,330
     Furniture and equipment expense                    450,923       424,537
     Professional services                              380,975       432,311
     Data processing                                    648,670       572,409
     Business development                               402,826       394,403
     Other expenses                                   1,239,293     1,107,873
                                                    -------------------------
Total other operating expenses                        9,102,296     8,105,110
                                                    -------------------------
Net income before tax                                 3,376,799     2,782,032
     Federal and state income tax                     1,346,516     1,082,971
                                                    -------------------------
Net income after tax                                $ 2,030,283   $ 1,699,061
                                                    =========================

Basic earnings per share                            $      0.92   $      0.89
                                                    =========================

Diluted earnings per share                          $      0.86   $      0.79
                                                    =========================

See notes to condensed consolidated financial statements.

                  The National Bank of Indianapolis Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                        Six months ended
                                                                             June 30
                                                                      2002            2001
                                                                 ------------------------------
Operating Activities
Net Income                                                       $   2,030,283    $   1,699,061
Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
        Provision for loan losses                                      900,000          720,000
        Depreciation and amortization                                  534,595          531,572
        Income tax benefit from exercise of warrants & options       2,551,107               --
        Net accretion of investments                                   293,945       (1,324,139)
        Unearned compensation amortization                              88,971          100,235
        (Increase) decrease in:
              Accrued interest receivable                           (1,168,196)         498,018
              Other assets                                          (1,970,434)        (352,278)
        Decrease in other liabilities                               (1,117,649)         (64,819)
                                                                 ------------------------------
Net cash provided by operating activities                            2,142,622        1,807,650
                                                                 ------------------------------

Investing Activities
Net change in federal funds sold                                   (28,702,712)      (9,340,825)
Net change in reverse repurchase agreements                        115,000,000      (35,000,000)
Proceeds from maturities of investment securities held
    to maturity                                                        938,628        1,875,264
Proceeds from maturities of investment securities available
    for sale                                                        34,850,337       91,488,072
Proceeds from sales of investment securities available
    for sale                                                         9,998,502               --
Purchases of investment securities held to maturity                (23,771,563)      (1,012,300)
Purchases of investment securities available for sale              (92,995,634)     (89,197,949)
Net increase in loans                                              (29,954,026)     (47,227,300)
Purchases of bank premises and equipment                              (261,514)        (886,855)
                                                                 ------------------------------
Net cash used by investing activities                              (14,897,982)     (89,301,893)
                                                                 ------------------------------

Financing Activities
Net increase in deposits                                            30,666,427       12,682,807
Increase in security repurchase agreements                          (2,050,275)      49,771,409
Increase in FHLB borrowings                                                 --       20,000,000
Proceeds from issuance of stock                                      4,808,281          105,396
Repurchase of stock                                                         --          (44,550)
                                                                 ------------------------------
Net cash provided by financing activities                           33,424,433       82,515,062
                                                                 ------------------------------

Increase (decrease) in cash and cash equivalents                    20,669,073       (4,979,181)

Cash and cash equivalents at beginning of year                      34,844,360       56,636,478
                                                                 ------------------------------

Cash and cash equivalents at end of period                       $  55,513,433    $  51,657,297
                                                                 ==============================

Interest paid                                                    $   7,321,534    $  11,215,214
                                                                 ==============================

Income taxes paid                                                $     155,328    $   1,355,572
                                                                 ==============================

See notes to condensed consolidated financial statements.

                  The National Bank of Indianapolis Corporation
                 Consolidated Statement of Shareholders' Equity
                                   (Unaudited)

                                                                                                 Accumulated
                                                                      Additional                   and Other
                                               Common      Unearned      Paid In    Retained   Comprehensive
                                                Stock  Compensation      Capital    Earnings          Income        TOTAL
                                         --------------------------------------------------------------------------------
Balance at December 31, 2000              $20,665,160    $(598,711)    $       -   4,593,023      $      334   24,659,806

Comprehensive income:
  Net income                                                                       1,699,061                    1,699,061
  Other comprehensive income
   Net unrealized gain on investments,
     net of tax of $136,657                                                                          208,016      208,016
                                                                                                              -----------
Total comprehensive income                                                                                      1,907,077
Issuance of stock (6,382 shares)              152,818      (47,422)                                               105,396
Repurchase of stock (1,800 shares)            (44,550)                                                            (44,550)
Compensation earned                                        100,235                                                100,235
                                         --------------------------------------------------------------------------------
Balance at June 30, 2001                  $20,773,428     (545,898)    $       -   6,292,084      $  208,350  $26,727,964
                                         ================================================================================

Balance at December 31, 2001              $20,883,428     (439,790)    $       -   7,963,066      $   63,298  $28,470,002

Comprehensive income:
  Net income                                                                       2,030,283                    2,030,283
  Other comprehensive income
   Net unrealized gain on investments,
     net of tax of $178,285                                                                          208,518      208,518
                                                                                                              -----------
Total comprehensive income                                                                                      2,238,801

Income tax benefit from exercise of
warrants & options                                                     2,551,107                                2,551,107
Issuance of stock (470,518 shares)          5,869,731   (1,061,450)                                             4,808,281
Compensation earned                                         88,971                                                 88,971
                                         --------------------------------------------------------------------------------
Balance at June 30, 2002                  $26,753,159  $(1,412,269)   $2,551,107  $9,993,349      $  271,816  $38,157,162
                                         ================================================================================

See notes to condensed consolidated financial statements.

                        The National Bank of Indianapolis
                                   Corporation

                   Notes to Consolidated Financial Statements

                                  June 30, 2002

                          Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of The National Bank of Indianapolis Corporation ("Corporation") and its wholly-owned subsidiaries The National Bank of Indianapolis ("Bank"), and NBIN Statutory Trust I ("the Trust"). All intercompany transactions between the Corporation and its subsidiaries have been properly eliminated. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Form 10-K for the year ended December 31, 2001.

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

                    Note 3: Exercise of Warrants and Options

During the first quarter of 2002, three directors of the Corporation exercised their warrants/options to purchase 412,375 common shares. The exercise price ranged from $10.00 to $22.50 with a weighted average exercise price of $10.66 and the fair market value of the stock was $26.00.

During the second quarter of 2002, one director and two officers of the Corporation exercised their options to purchase 6,800 common shares. The exercise price ranged from $10.00 to $19.00 with a weighted average exercise price of $11.06 and the weighted average fair market value of the stock was $27.64.

Due to the exercise of these warrants and options in the first and second quarters of 2002, the Corporation will receive a deduction for tax purposes for the difference between the fair value of the stock at the date of exercise and the exercise price. In accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock-Based Compensation," the Corporation has recorded the income tax benefit of $2,551,107 as additional paid in capital as of June 30, 2002.


                           Note 4: Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three month and six month periods ended June 30, 2002 and 2001.

                                                                Three months ended        Six months ended
                                                                     June 30,                  June 30,
                                                                2002         2001         2002         2001
                                                             -----------------------   -----------------------
Basic average shares outstanding                              2,342,131    1,913,981    2,218,394    1,913,371
                                                             ==========   ==========   ==========   ==========

Net income                                                   $1,274,817   $  858,768   $2,030,283   $1,699,061
                                                             ==========   ==========   ==========   ==========

Basic net income per common share                            $     0.54   $     0.45   $     0.92   $     0.89
                                                             ==========   ==========   ==========   ==========

Diluted
    Average shares outstanding                                2,342,131    1,913,981    2,218,394    1,913,371
    Nonvested restricted stock                                   48,300       27,600       48,300       27,600
    Common stock equivalents
       Net effect of the assumed exercise of stock options       77,575       76,730       77,575       76,730
       Net effect of the assumed exercise of warrants            14,584      146,372       14,584      146,372
                                                             ----------   ----------   ----------   ----------
Diluted average shares                                        2,482,590    2,164,683    2,358,853    2,164,073
                                                             ==========   ==========   ==========   ==========

Net income                                                   $1,274,817   $  858,768   $2,030,283   $1,699,061
                                                             ==========   ==========   ==========   ==========

Diluted net income per common share                          $     0.51   $     0.40   $     0.86   $     0.79
                                                             ==========   ==========   ==========   ==========

                      Management's Discussion and Analysis
                 of Financial Condition and Results of Operation


Results of Operations

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001:

The Corporation's results of operations depend primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. The Corporation had net income of $2,030,283 for the six months ended June 30, 2002 compared to a net income of $1,699,061 for the six months ended June 30, 2001. This change is primarily due to the growth of the Bank allowing for more interest earning assets and net interest income compared to the same period during 2001, thereby offsetting more of the operating expenses.

Net Interest Income
-------------------
Net interest income increased $898,279 or 10.2% to $9,735,126 for the six months ended June 30, 2002 from $8,836,847 for the six months ended June 30, 2001. Total interest income decreased $2,999,914 for the six months ended June 30, 2002 to $17,193,962 from $20,193,876 for the six months ended June 30, 2001. The decrease in interest income is due to significant interest rate decreases by the Federal Reserve in 2001. Prime rate decreased 475 basis points during 2001. At June 30, 2001, prime rate was 6.75% compared to 4.75% at June 30, 2002. These decreases had a significant impact on interest income and interest expense. Increases in the earning assets help to offset the negative impact of lower interest rates. Average total loans for the six months ended June 30, 2002 was approximately $466,000,000 compared to average total loans of approximately $386,000,000 for the six months ended June 30, 2001. The increased loan growth is the result of new clients and the addition of experienced lenders to the staff. The loan portfolio produces the highest yield of all earning assets. Investment portfolio income decreased $2,183,156 or 56.7% to $1,667,682 for the six months ended June 30, 2002, as compared to $3,850,838 for the six months ended June 30, 2001. Interest on investment securities decreased due to a decrease in the average investment securities portfolio from approximately $136,000,000 for the six months ended June 30, 2001, to approximately $126,000,000 for the six months ended June 30, 2002 and due to a lower interest rate environment in 2002 compared to the same period the previous year. Interest on federal funds sold decreased $320,095 or 50.0% from $639,731 for the six months ended June 30, 2001 to $319,636 for the six months ended June 30, 2002. The decrease is due to lower interest rates for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. The average of federal funds sold for the six months ended June 30, 2002 was approximately $38,000,000 compared to an average of approximately $26,000,000 for the six months ended June 30, 2001. Interest on reverse repurchase agreements increased $128,143 or 156.6% from $81,822 for the six months ended June 30, 2001 to $209,965 for the six months ended June 30, 2002. The increase was the result of an increase in the average of reverse repurchase agreements of approximately $22,000,000 from $4,000,000 for the six months ended June 30, 2001 to $26,000,000 for the six months ended June 30, 2002.

Total interest expense decreased $3,898,193 or 34.3% to $7,458,836 for the six months ended June 30, 2002, from $11,357,029 for the six months ended June 30, 2001. This decrease is due to significant decreases in interest rates during 2001. Total interest bearing liabilities averaged approximately $547,000,000 for the six months ended June 30, 2002 as compared to approximately

$475,000,000 for the six months ended June 30, 2001. The average cost of interest bearing liabilities was approximately 2.7% at June 30, 2002 compared to 5.1% at June 30, 2001. This is the result of a significant decrease in prime rate in 2001.

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

                                         Six months ended
                                             June 30,
                                        2002          2001
                                     ----------    ----------
Beginning of Period                  $5,986,965    $4,700,672
     Provision for loan losses          900,000       720,000

     Losses charged to the reserve
          Commercial                         --         9,748
          Real Estate                    21,800        18,772
          Installment                     2,052        10,766
          Credit Cards                   41,589         7,295
                                     ----------    ----------
                                         65,441        46,581

     Recoveries
          Commercial                         --        23,868
          Installment                       150           237
          Credit Cards                    4,647           283
                                     ----------    ----------
                                          4,797        24,388

                                     ----------    ----------
End of Period                        $6,826,321    $5,398,479
                                     ==========    ==========

Allowance as a % of Loans                  1.42%         1.32%


Loans past due over 30 days totaled $617,000 or 0.13% of total loans at June 30, 2002 compared to $552,000 or 0.14% of total loans at June 30, 2001.

Other Operating Income
----------------------
Other operating income for the six months ended June 30, 2002, increased $873,674 or 31.5% to $3,643,969 from $2,770,295 for the six months ended June
30, 2001. The increase is primarily due to an increase in service charges and fees on deposit accounts of $307,030 or 41.7% from $736,833 for the six months ended June 30, 2001 to $1,043,863 for the six months ended June 30, 2002. This increase is attributable to the increase in average demand deposit accounts of $111,000,000 from approximately $308,000,000 at June 30, 2001 to approximately $419,000,000 at June 30, 2002. The increase in other operating income is also attributable to an increase in trust fees and commissions of $181,577 or 18.3% from $990,348 for the six months ended June 30, 2001 to $1,171,925 for the six months ended June 30, 2002. The increase in trust income is attributable to a general increase in the average trust fee charged. The net gain on the sale of mortgage loans increased $233,803 or 134.9% from $173,340 for the six months ended June 30, 2001 to $407,143 for the six months ended June 30, 2002. This is due to the ability to sell a bulk of mortgages that were generated during 2001 as a result of lower interest rates. Rental income from the other tenants in the Corporation's main office building caused a decrease of $14,251 in operating income. For the six months ended June 30, 2002, building rental income was $235,096 compared to $249,347 for the six months ended June 30, 2001. The decrease is the result of the Bank occupying more space in the building in 2002 over the same period the previous year. Interchange income from debit and credit cards increased $35,564 or 15.8% from $224,548 for the six months ended June 30, 2001 to $260,112 the six months ended June 30, 2002.

Other Operating Expenses
------------------------
Other operating expenses for the six months ended June 30, 2002 increased $997,186 or 12.3% to $9,102,296 from $8,105,110 for the six months ended June
30, 2001. Salaries, wages and employee benefits increased $810,369 or 18.3% to $5,247,616 for the six months ended June 30, 2002 from $4,437,247 for the six months ended June 30, 2001. This increase is primarily due to the increase in the number of employees from 143 full time equivalents at June 30, 2001 to 156 full time equivalents at June 30, 2002. Occupancy expense decreased $4,337 or 0.6% to $731,993 for the six months ended June 30, 2002 from $736,330 for the six months ended June 30, 2001. Professional services expense decreased $51,336 or 11.9% from $432,311 for the six months ended June 30, 2001 to $380,975 for the six months ended June 30, 2002. The decrease is due to lower courier service costs. Data processing expenses increased $76,261 or 13.3% for the six months ended June 30, 2002 over the same period the previous year primarily due to increased service bureau fees relating to increased transaction activity by the Bank and trust department.

Liquidity and Interest Rate Sensitivity

The Corporation must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets - those which can be converted into cash -and access to additional sources of funds. Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as available for sale, and maturing loans. Federal funds sold and reverse repurchase agreements represented the Corporation's primary source of immediate liquidity and were maintained at a level adequate to meet immediate needs. Federal funds sold and reverse repurchase agreements averaged approximately $64,000,000 and $30,000,000 for the six months ended June 30, 2002 and 2001, respectively. Maturities in the Corporation's loan and investment portfolios are monitored regularly to manage the maturity dates of deposits to coincide with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At June 30, 2002, the Corporation's rate sensitive liabilities exceeded rate sensitive assets due within one year by $33,023,879.

As part of managing liquidity, the Corporation monitors its loan to deposit ratio on a daily basis. At June 30, 2002 the ratio was 89.8 percent. This is within the acceptable policy limit.

The Corporation experienced an increase in cash and cash equivalents, its primary source of liquidity, of $20,669,073 during the first six months of 2002. The primary financing activity of deposit growth provided net cash of $30,667,427. Lending used $29,954,026, investments used $70,979,730 and decreasing federal funds sold and reverse repurchase agreements provided $86,297,288. The Corporation's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation' liquidity position.

Capital Resources

The Corporation's only sources of capital since commencing operations have been from issuance of common stock, results of operations, issuance of long term debt to a non-affiliated third party, and the issuance of company obligated mandatorily redeemable preferred capital securities.

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

Capital for the Bank is above well capitalized regulatory requirements at June 30, 2002. Pertinent capital ratios for the Bank as of June 30, 2002 are as follows:

                                                       Well      Adequately
                                     Actual     Capitalized     Capitalized
                                     ------     -----------     -----------
Tier 1 risk-based capital ratio       9.08%            6.0%            4.0%
Total risk-based capital ratio       10.33%           10.0%            8.0%
Leverage ratio                        6.51%            5.0%            4.0%

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

Quantitative and Qualitative Disclosures about Market Risk

The Corporation's exposure to market risk is primarily related to changes in interest rates. Quantitative and qualitative disclosures about the Corporation's market risk resulting from changes in interest rates are included in Item 7A. in the Corporation's 2001 Annual Report on Form 10-K. There have been no material changes in such risks or in the Corporation's asset/liability management program during the quarter ended June 30, 2002. Liquidity and interest rate sensitivity disclosures for the quarter ended June 30, 2002 are found on page 11 of this report.

Other Information

Item 1.   Legal Proceedings

          Neither  The  National  Bank  of  Indianapolis   Corporation  nor  its
          subsidiaries are involved in any pending legal proceedings at this time, other than routine litigation incidental to its business.

Item 2.   Changes in Securities
          (a)  Not applicable.
          (b)  Not applicable.
          (c) On May 24, 2002, the Corporation sold a total of 3,000 shares of common stock for an aggregate amount of $30,000 to one of the directors of the Corporation pursuant to the exercise of stock options by this director. On June 10, 2002, the Corporation sold a total of 3,000 shares of common stock for an aggregate amount of $30,000 to one of the officers of the Corporation pursuant to the exercise of stock options by this officer. On June 25, 2002, the Corporation sold a total of 800 shares of common stock for an aggregate amount of $15,200 to one of the officers of the Corporation pursuant to the exercise of stock options by this officer. All of these shares were sold in a private placement pursuant to Section 4(2) of the Securities Act of 1933.
          (d)  Not applicable.

Item 3.   Defaults Upon Senior Securities - Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

          On May 16, 2002 at 3:00 p.m. at the Corporation's offices at 107 North Pennsylvania Street, Indianapolis, Indiana the annual meeting of shareholders was held. Five items were presented for consideration of the shareholders.

          The first matter was the election of Andre B. Lacy, Morris L. Maurer, and Todd H. Stuart to the Board of Directors to serve for a term of three years and until their successors are duly elected and qualified. The vote tabulation for the election of Mr. Lacy was 1,725,208 "for" and 2,175 shares against; Mr. Maurer was 1,725,939 "for" and 1,444 shares against; and, Mr. Stuart was 1,724,633 "for" and 2,750 shares against. The following directors terms continued after the meeting:
          Kathryn G. Betley; James M. Cornelius; David R. Frick; Andre B. Lacy;
          G. Benjamin Lantz, Jr.; William J. Loveday; Michael S. Maurer; Morris
          L. Maurer; Philip R. Roby; and Todd H. Stuart.

          The second item before the shareholders was an amendment to the 1993 Employee's Stock Option Plan to increase the number of shares authorized for issuance by 120,000 shares to an aggregate of 340,000 shares. This matter was approved by a vote of 1,618,546 shares "for", 84,275 shares against, and 24,562 shares abstained.

          The third item before the shareholders was an amendment to the 1993 Employee's Stock Option Plan to extend the term of the Plan from May 31, 2003 to May 31,

          2008. This matter was approved by a vote of 1,623,246 shares "for", 81,775 shares against, and 22,362 shares abstained.

          The fourth item before the shareholders was an amendment to the 1993 Restricted Stock Plan to increase the number of shares authorized for issuance by 55,000 shares to an aggregate of 165,000 shares. This matter was approved by a vote of 1,615,062 shares "for", 86,275 shares against, and 26,046 shares abstained.

          The fifth item before the shareholders was an amendment to the 1993 Restricted Stock Plan to extend the term of the Plan from May 31, 2003 to May 31, 2008. This matter was approved by a vote of 1,627,562 shares "for", 73,775 shares against, and 26,046 shares abstained.

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

               10(a) 1993 Key Employees' Stock Option Plan of the Corporation ,
                     as amended, filed as Exhibit 10(a) to the Corporation's Form 10-Q as of June 30, 2002.

               10(b) 1993 Directors' Stock Option Plan of the Corporation, as
                     amended, filed as Exhibit 10(b) to the Corporation's Form 10-Q as of June 30, 2001.

               10(c) 1993 Restricted Stock Plan of the Corporation, as amended, filed as Exhibit 10(c) to the Corporation's Form 10-Q as of June 30, 2002.

               99.1  Chief Executive Officer Certification pursuant to 18 U.S.C.
                     Section 1350

               99.2  Chief Financial Officer Certification pursuant to 18 U.S.C.
                     Section 1350

          (b) No reports on Form 8-K were filed during the last quarter of the fiscal year.

EXHIBIT INDEX
-------------

3(i) Articles of Incorporation of The National Bank of Indianapolis Corporation and Articles of Amendment*

3(ii) By-laws of The National Bank of Indianapolis Corporation*

10(a) 1993 Key Employee's Stock Option Plan

10(b) 1993 Directors' Stock Option Plan*

10(c) 1993 Restricted Stock Plan

99.1  Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350

99.2  Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350


*previously filed



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                           Date:  August 5, 2002

                           THE NATIONAL BANK OF INDIANAPOLIS CORPORATION


                           /s/ Debra L. Ross
                           -------------------------------------------------
                           Chief Financial Officer