Form 10-Q
period 2002-09-30
NATIONAL BANK OF INDIANAPOLIS CORP
filed 2002-11-14
CIK 912382

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
  X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----      ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----      ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO __________


Commission File Number      000-21671
                        ----------------


                  The National Bank of Indianapolis Corporation
                  ---------------------------------------------
             (Exact name of registrant as specified in its charter)


       Indiana                                                35-1887991
------------------------                                   ---------------
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

                                    Yes     X                 No
                                         -------                  --------

As of November 1, 2002, there were 2,439,324 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one):

                                    Yes                       No     X
                                         -------                  --------

                                Table of Contents
                  The National Bank of Indianapolis Corporation

                               Report on Form 10-Q
                                for Quarter Ended
                               September 30, 2002


PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Unaudited)
          Consolidated Balance Sheets - September 30, 2002
          and December 31, 2001...............................................1
          Consolidated Statements of Income -Three Months
          ended September 30, 2002 and 2001...................................2
          Consolidated Statements of Income - Nine Months
          ended September 30, 2002 and 2001...................................3
          Consolidated Statements of Cash Flows - Nine Months
          ended September 30, 2002 and 2001 ..................................4
          Consolidated Statements of Shareholders' Equity - Nine Months
          ended September 30, 2002 and 2001...................................5
          Notes to Consolidated Financial Statements......................6 - 8


Item 2.   Management's Discussion and Analysis...........................9 - 13

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.........14

Item 4.   Controls and Procedures............................................14


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings..................................................15
Item 2.   Changes in Securities..............................................15
Item 3.   Default Upon Senior Securities.....................................15
Item 4.   Submission of Matters to a Vote of Security Holders................15
Item 5.   Other Information .................................................15
Item 6.   Exhibits and Reports on Form 8-K...................................15

Signatures        ...........................................................16

Certifications    ......................................................17 - 18

                  The National Bank of Indianapolis Corporation
                           Consolidated Balance Sheets

                                                                         September 30,      December 31,
                                                                                 2002               2001
                                                                          (Unaudited)             (Note)
                                                                       ----------------------------------
Assets
Cash and due from banks                                                  $  56,781,161      $  34,844,360
Reverse repurchase agreements                                                5,000,000        120,000,000
Federal funds sold                                                          22,073,548         14,254,204
Investment securities
            Available-for-sale securities                                   84,351,703         27,256,474
            Held-to-maturity securities                                     30,678,028          8,390,651
                                                                       ----------------------------------
Total investment securities                                                115,029,731         35,647,125

Loans                                                                      501,983,544        452,060,303
            Less:  Allowance for loan losses                                (7,050,166)        (5,986,965)
                                                                       ----------------------------------
Net loans                                                                  494,933,378        446,073,338
Premises and equipment                                                       8,980,946          9,257,236
Accrued interest                                                             4,203,241          2,826,831
Stock in federal banks                                                       3,401,500          3,401,500
Other assets                                                                 5,115,575          4,392,496
                                                                       ----------------------------------
Total assets                                                             $ 715,519,080      $ 670,697,090
                                                                       ==================================

Liabilities and shareholders' equity
Deposits:
            Noninterest-bearing demand deposits                          $ 125,096,513      $  94,874,420
            Money market and savings deposits                              304,237,517        303,375,408
            Time deposits over $100,000                                     36,515,033         36,886,744
            Other time deposits                                             66,113,140         70,988,791
                                                                       ----------------------------------
Total deposits                                                             531,962,203        506,125,363
Security repurchase agreements                                              78,156,848         68,351,632
FHLB advances                                                               48,000,000         50,000,000
Company obligated mandatorily redeemable preferred capital
            securities of subsidiary trust holding solely the junior
            subordinated debentures of the parent company                   13,500,000         13,500,000
Other liabilities                                                            4,098,435          4,250,093
                                                                       ----------------------------------
Total liabilities                                                          675,717,486        642,227,088

Shareholders' equity:
            Common stock, no par value:
            Authorized shares - 3,000,000
            Issued and outstanding shares; 2002 - 2,439,324;
                            2001 - 1,965,944                                26,832,277         20,883,428
            Unearned compensation                                           (1,315,513)          (439,790)
            Additional paid in capital                                       2,551,107                 --
            Retained earnings                                               11,270,312          7,963,066
            Accumulated other comprehensive income                             463,411             63,298
                                                                       ----------------------------------
Total shareholders' equity                                                  39,801,594         28,470,002
                                                                       ----------------------------------
Total liabilities and shareholders' equity                               $ 715,519,080      $ 670,697,090
                                                                       ==================================

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

                  The National Bank of Indianapolis Corporation
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                Three months ended
                                                                   September 30
                                                                2002           2001
                                                           ---------------------------
Interest income:
            Interest and fees on loans                       $7,810,435     $7,779,829
            Interest on investment securities                 1,060,513      1,263,145
            Interest on federal funds sold                      140,734        245,215
            Interest on reverse repurchase agreements            19,250        494,204
                                                           ---------------------------
Total interest income                                         9,030,932      9,782,393

Interest expense:
            Interest on deposits                              2,223,055      3,286,496
            Interest on repurchase agreements                   202,031        852,722
            Interest on FHLB advances                           646,572        692,532
            Interest on long term debt                          360,944        360,944
                                                           ---------------------------
Total interest expense                                        3,432,602      5,192,694
                                                           ---------------------------
Net interest income                                           5,598,330      4,589,699

Provision for loan losses                                       300,000        360,000
                                                           ---------------------------
Net interest income after provision for loan losses           5,298,330      4,229,699

Other operating income:
            Trust fees and commissions                          600,945        534,678
            Building rental income                              122,260        112,470
            Service charges and fees on deposit accounts        582,255        427,247
            Net gain on sale of mortgage loans                  132,448        188,721
            Interchange income                                  129,796        119,126
            Other income                                        304,558        207,884
                                                           ---------------------------
Total operating income                                        1,872,262      1,590,126

Other operating expenses:
            Salaries, wages and employee benefits             2,856,382      2,481,940
            Occupancy expense                                   352,810        328,068
            Furniture and equipment expense                     217,028        223,843
            Professional services                               168,092        210,538
            Data processing                                     312,663        291,803
            Business development                                185,123        153,798
            Other expenses                                      963,483        699,308
                                                           ---------------------------
Total other operating expenses                                5,055,581      4,389,298
                                                           ---------------------------
Net income before tax                                         2,115,011      1,430,527
            Federal and state income tax                        838,048        552,362
                                                           ---------------------------
Net income after tax                                         $1,276,963     $  878,165
                                                           ===========================

Basic earnings per share                                     $     0.54     $     0.46
                                                           ===========================

Diluted earnings per share                                   $     0.51     $     0.40
                                                           ===========================

See notes to consolidated financial statements.

                  The National Bank of Indianapolis Corporation
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                 Nine months ended
                                                                    September 30
                                                                2002            2001
                                                           -----------------------------
Interest income:
            Interest and fees on loans                       $22,807,114     $23,401,314
            Interest on investment securities                  2,728,195       5,113,983
            Interest on federal funds sold                       460,370         884,946
            Interest on reverse repurchase agreements            229,215         576,026
                                                           -----------------------------
Total interest income                                         26,224,894      29,976,269

Interest expense:
            Interest on deposits                               7,140,487      10,945,279
            Interest on repurchase agreements                    584,002       2,818,968
            Interest on FHLB advances                          2,084,220       1,703,285
            Interest on long term debt                         1,082,729       1,082,191
                                                           -----------------------------
Total interest expense                                        10,891,438      16,549,723
                                                           -----------------------------
Net interest income                                           15,333,456      13,426,546

Provision for loan losses                                      1,200,000       1,080,000
                                                           -----------------------------
Net interest income after provision for loan losses           14,133,456      12,346,546

Other operating income:
            Trust fees and commissions                         1,772,870       1,525,026
            Building rental income                               357,356         361,817
            Service charges and fees on deposit accounts       1,626,118       1,164,080
            Net gain on sale of mortgage loans                   539,591         362,061
            Interchange income                                   389,908         343,674
            Other                                                830,388         603,763
                                                           -----------------------------
Total operating income                                         5,516,231       4,360,421

Other operating expenses:
            Salaries, wages and employee benefits              8,103,998       6,919,187
            Occupancy expense                                  1,084,803       1,064,398
            Furniture and equipment expense                      667,951         648,380
            Professional services                                549,067         642,849
            Data processing                                      961,333         864,212
            Business development                                 587,949         548,201
            Other expenses                                     2,202,776       1,807,181
                                                           -----------------------------
Total other operating expenses                                14,157,877      12,494,408
                                                           -----------------------------
Net income before tax                                          5,491,810       4,212,559
            Federal and state income tax                       2,184,564       1,635,333
                                                           -----------------------------
Net income after tax                                         $ 3,307,246     $ 2,577,226
                                                           =============================

Basic earnings per share                                     $      1.46     $      1.35
                                                           =============================

Diluted earnings per share                                   $      1.37     $      1.19
                                                           =============================

See notes to consolidated financial statements.

                  The National Bank of Indianapolis Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                  Nine months ended
                                                                                     September 30
                                                                                2002              2001
                                                                          --------------------------------
Operating Activities
Net Income                                                                $   3,307,246      $   2,577,226
Adjustments to reconcile net income to net cash
        provided (used) by operating activities:
               Provision for loan losses                                      1,200,000          1,080,000
               Depreciation and amortization                                    795,707            796,540
               Income tax benefit from exercise of warrants & options         2,551,107                 --
               Stock compensation                                               109,918            110,000
               Net accretion of investments                                     699,886         (1,677,688)
               Unearned compensation amortization                               185,727            153,284
               (Increase) decrease in:
                          Accrued interest receivable                        (1,376,410)           135,438
                          Other assets                                         (985,514)          (741,845)
               (Decrease) Increase in other liabilities                        (151,658)           122,486
                                                                          --------------------------------
Net cash provided by operating activities                                     6,336,009          2,555,441
                                                                          --------------------------------

Investing Activities
Net change in federal funds sold                                             (7,819,344)       (16,907,128)
Net change in reverse repurchase agreements                                 115,000,000        (75,000,000)
Proceeds from maturities of investment securities held
        to maturity                                                           1,345,718          3,092,550
Proceeds from maturities of investment securities available
        for sale                                                             62,212,745        139,127,257
Proceeds from sales of investment securities available for sale               9,998,502                 --
Purchases of investment securities held to maturity                         (23,771,563)        (1,312,300)
Purchases of investment securities available for sale                      (129,205,346)       (99,046,393)
Net increase in loans                                                       (50,060,040)       (49,439,698)
Purchases of bank premises and equipment                                       (519,417)        (1,156,168)
                                                                          --------------------------------
Net cash used by investing activities                                       (22,818,745)      (100,641,880)
                                                                          --------------------------------

Financing Activities
Net increase in deposits                                                     25,836,840         35,440,526
Increase in security repurchase agreements                                    9,805,216         52,746,311
Net change in FHLB borrowings                                                (2,000,000)        26,000,000
Proceeds from issuance of stock                                               4,808,281            105,397
Repurchase of stock                                                             (30,800)           (44,550)
                                                                          --------------------------------
Net cash provided by financing activities                                    38,419,537        114,247,684
                                                                          --------------------------------
Increase in cash and cash equivalents                                        21,936,801         16,161,245
Cash and cash equivalents at beginning of year                               34,844,360         56,636,478
                                                                          --------------------------------
Cash and cash equivalents at end of period                                $  56,781,161      $  72,797,723
                                                                          ================================

Interest paid                                                             $  11,262,803      $  16,950,895
                                                                          ================================

Income taxes paid                                                         $     155,328      $   2,070,813
                                                                          ================================

See notes to consolidated financial statements.

                  The National Bank of Indianapolis Corporation
                 Consolidated Statement of Shareholders' Equity
                                   (Unaudited)

                                                                                                         Accumulated
                                                                              Additional                  and Other
                                                   Common       Unearned       Paid In      Retained    Comprehensive
                                                   Stock      Compensation     Capital      Earnings        Income         TOTAL
                                                 ----------------------------------------------------------------------------------
Balance at December 31, 2000                     $20,665,160  $   (598,711)  $        --   $ 4,593,023   $        334   $24,659,806

Comprehensive income:
  Net income                                                                                 2,577,226                    2,577,226
  Other comprehensive income
    Net unrealized gain on investments,
      net of tax of $80,510                                                                                   122,413       122,413
                                                                                                                        -----------
Total comprehensive income                                                                                                2,699,639

Issuance of stock (10,782 shares)                    262,819       (47,422)                                                 215,397
Repurchase of stock (1,800 shares)                   (44,550)                                                               (44,550)
Compensation earned                                                153,284                                                  153,284
                                                 ----------------------------------------------------------------------------------
Balance at September 30, 2001                    $20,883,429  $   (492,849)  $        --   $ 7,170,249   $    122,747   $27,683,576
                                                 ==================================================================================



Balance at December 31, 2001                     $20,883,428  $   (439,790)  $        --   $ 7,963,066   $     63,298   $28,470,002

Comprehensive income:
  Net income                                                                                 3,307,246                    3,307,246
  Other comprehensive income
    Net unrealized gain on investments,
      net of tax of $303,953                                                                                  400,113       400,113
                                                                                                                        -----------
Total comprehensive income                                                                                                3,707,359

Income tax benefit from exercise of
  warrants & options                                                           2,551,107                                  2,551,107
Issuance of stock (474,479 shares)                 5,979,649    (1,061,450)                                               4,918,199
Repurchase of stock (1,100 shares)                   (30,800)                                                               (30,800)
Compensation earned                                                185,727                                                  185,727
                                                 ----------------------------------------------------------------------------------
Balance at September 30, 2002                    $26,832,277  $ (1,315,513)  $ 2,551,107   $11,270,312   $    463,411   $39,801,594
                                                 ==================================================================================

See notes to consolidated financial statements.

                        The National Bank of Indianapolis
                                   Corporation

                   Notes to Consolidated Financial Statements

                               September 30, 2002

                          Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of The National Bank of Indianapolis Corporation ("Corporation") and its wholly-owned subsidiaries The National Bank of Indianapolis ("Bank"), and NBIN Statutory Trust I ("the Trust"). All intercompany transactions between the Corporation and its subsidiaries have been properly eliminated. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Form 10-K for the year ended December 31, 2001.

                       Note 2: Trust Preferred Securities

In September 2000, NBIN Statutory Trust I ("the Trust"), a Connecticut statutory business trust owned by the Corporation, issued $13,500,000 of company obligated mandatorily redeemable capital securities. The proceeds from the issuance of the capital securities and the proceeds from the issuance of the common securities of $418,000 were used by the Trust to purchase from the Corporation $13,918,000 Fixed Rate Junior Subordinated Debentures.

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

Due to the exercise of these warrants and options in the first and second quarters of 2002, the Corporation will receive a deduction for tax purposes for the difference between the fair value of the stock at the date of exercise and the exercise price. In accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock-Based Compensation," the Corporation has recorded the income tax benefit of $2,551,107 as additional paid in capital as of September 30, 2002.


                           Note 4: Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three month and nine month periods ended September 30, 2002 and 2001.

                                                                      Three months ended          Nine months ended
                                                                         September 30,               September 30,
                                                                      2002          2001          2002          2001
                                                                   ----------    ----------    ----------    ----------
Basic average shares outstanding                                    2,358,956     1,919,945     2,265,248     1,915,563
                                                                   ==========    ==========    ==========    ==========

Net income                                                         $1,276,963    $  878,165    $3,307,246    $2,577,226
                                                                   ==========    ==========    ==========    ==========

Basic net income per common share                                  $     0.54    $     0.46    $     1.46    $     1.35
                                                                   ==========    ==========    ==========    ==========

Diluted
      Average shares outstanding                                    2,358,956     1,919,945     2,265,248     1,915,563
      Nonvested restricted stock                                       48,300        27,600        48,300        27,600
      Common stock equivalents
            Net effect of the assumed exercise of stock options        81,763        77,855        81,763        77,855
            Net effect of the assumed exercise of warrants             14,800       147,443        14,800       147,443
                                                                   ----------    ----------    ----------    ----------
Diluted average shares                                              2,503,819     2,172,843     2,410,111     2,168,461
                                                                   ==========    ==========    ==========    ==========

Net income                                                         $1,276,963    $  878,165    $3,307,246    $2,577,226
                                                                   ==========    ==========    ==========    ==========

Diluted net income per common share                                $     0.51    $     0.40    $     1.37    $     1.19
                                                                   ==========    ==========    ==========    ==========

                          Note 5: Comprehensive Income

The following table sets forth the computation of comprehensive income for the three month and nine month periods ended September 30, 2002 and 2001.

                                                          Three months ended           Nine months ended
                                                             September 30,                September 30,
                                                          2002          2001           2002          2001
                                                       ----------    ----------     ----------    ----------
Net income                                             $1,276,963    $  878,165     $3,307,246    $2,577,226

Unrealized gains (losses) on securities, net of tax       191,595       (85,603)       400,113       122,413

                                                       ----------    ----------     ----------    ----------
Comprehensive income                                   $1,468,558    $  792,562     $3,707,359    $2,699,639
                                                       ==========    ==========     ==========    ==========

                      Management's Discussion and Analysis
                 of Financial Condition and Results of Operation


Results of Operations

Nine months ended September 30, 2002 Compared to the Nine months ended September 30, 2001:

The Corporation's results of operations depend primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. The Corporation had net income of $3,307,246 for the nine months ended September 30, 2002 compared to a net income of $2,577,226 for the nine months ended September 30, 2001. This change is primarily due to the growth of the Bank allowing for more interest earning assets and net interest income compared to the same period during 2001, thereby offsetting more of the operating expenses.

Net Interest Income
-------------------
Net interest income increased $1,906,910 or 14.2% to $15,333,456 for the nine months ended September 30, 2002 from $13,426,546 for the nine months ended September 30, 2001. Total interest income decreased $3,751,375 for the nine months ended September 30, 2002 to $26,224,894 from $29,976,269 for the nine months ended September 30, 2001. The decrease in interest income is due to significant interest rate decreases by the Federal Reserve in 2001. Prime rate decreased 475 basis points during 2001. At September 30, 2001, prime rate was 6.00% compared to 4.75% at September 30, 2002. These decreases had a significant impact on interest income and interest expense. Increases in the earning assets help to offset the negative impact of lower interest rates. Average total loans for the nine months ended September 30, 2002 was approximately $475,000,000 compared to average total loans of approximately $395,000,000 for the nine months ended September 30, 2001. The increased loan growth is the result of new clients and the addition of experienced lenders to the staff. The loan portfolio produces the highest yield of all earning assets. Investment portfolio income decreased $2,385,788 or 46.7% to $2,728,195 for the nine months ended September 30, 2002, as compared to $5,113,983 for the nine months ended September 30, 2001. Interest on investment securities decreased due to a lower interest rate environment in 2002 compared to the same period the previous year. The average investment securities portfolio averaged $130,000,000 for the nine months ended September 30, 2002 and 2001. Interest on federal funds sold decreased $424,576 or 48.0% from $884,946 for the nine months ended September 30, 2001 to $460,370 for the nine months ended September 30, 2002. The decrease is due to lower interest rates for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. The average of federal funds sold for the nine months ended September 30, 2002 was approximately $36,000,000 compared to an average of approximately $27,000,000 for the nine months ended September 30, 2001. Interest on reverse repurchase agreements decreased $346,811 or 60.2% from $576,026 for the nine months ended September 30, 2001 to $229,215 for the nine months ended September 30, 2002. The decrease was the result of a decrease in the average of reverse repurchase agreements of approximately $4,000,000 from $23,000,000 for the nine months ended September 30, 2001 to $19,000,000 for the nine months ended September 30, 2002. The decrease is also due to lower interest rates for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.

Total interest expense decreased $5,658,285 or 34.2% to $10,891,438 for the nine months ended September 30, 2002, from $16,549,723 for the nine months ended September 30, 2001. This decrease is due to significant decreases in interest rates during 2001. Total interest bearing liabilities averaged approximately $547,000,000 for the nine months ended September 30, 2002 as compared to approximately $491,000,000 for the nine months ended September 30, 2001. The average cost of interest bearing liabilities was approximately 2.7% at September 30, 2002 compared to 4.5% at September 30, 2001. This is the result of a significant decrease in prime rate in 2001.

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

                                             Nine months ended
                                               September 30,
                                            2002           2001
                                         ----------     ----------
Beginning of Period                      $5,986,965     $4,700,672
        Provision for loan losses         1,200,000      1,080,000

        Losses charged to the reserve
                Commercial                   93,664          9,748
                Real Estate                  21,800         18,772
                Installment                   2,052         10,766
                Credit Cards                 42,158         46,468
                                         ----------     ----------
                                            159,674         85,754

        Recoveries
                Commercial                   16,324         23,868
                Installment                     237            437
                Credit Cards                  6,314            283
                                         ----------     ----------
                                             22,875         24,588

                                         ----------     ----------
End of Period                            $7,050,166     $5,719,506
                                         ==========     ==========

Allowance as a % of Loans                      1.41%          1.39%


Loans past due over 30 days totaled $179,000 or 0.04% of total loans at September 30, 2002 compared to $592,000 or 0.14% of total loans at September 30, 2001.

Other Operating Income
----------------------
Other operating income for the nine months ended September 30, 2002, increased $1,155,810 or 26.5% to $5,516,231 from $4,360,421 for the nine months ended
September 30, 2001. The increase is primarily due to an increase in service charges and fees on deposit accounts of $462,038 or 39.7% from $1,164,080 for the nine months ended September 30, 2001 to $1,626,118 for the nine months ended September 30, 2002. This increase is attributable to the increase in average demand deposit accounts of $108,000,000 from approximately $314,000,000 at September 30, 2001 to approximately $422,000,000 at September 30, 2002. The increase in other operating income is also attributable to an increase in trust fees and commissions of $247,844 or 16.3% from $1,525,026 for the nine months ended September 30, 2001 to $1,772,870 for the nine months ended September 30, 2002. The increase in trust income is attributable to a general increase in the average trust fee charged. The net gain on the sale of mortgage loans increased $177,530 or 49.0% from $362,061 for the nine months ended September 30, 2001 to $539,591 for the nine months ended September 30, 2002. This is due to the ability to sell a bulk of mortgages that were generated during 2001 as a result of lower interest rates. Rental income from the other tenants in the Corporation's main office building caused a decrease of $4,461 in operating income. For the nine months ended September 30, 2002, building rental income was $357,356 compared to $361,817 for the nine months ended September 30, 2001. The decrease is the result of the Bank occupying more space in the building in 2002 over the same period the previous year. Interchange income from debit and credit cards increased $46,234 or 13.5% from $343,674 for the nine months ended September 30, 2001 to $389,908 the nine months ended September 30, 2002.

Other Operating Expenses
------------------------
Other operating expenses for the nine months ended September 30, 2002 increased $1,663,469 or 13.3% to $14,157,877 from $12,494,408 for the nine months ended
September 30, 2001. Salaries, wages and employee benefits increased $1,184,811 or 17.1% to $8,103,998 for the nine months ended September 30, 2002 from $6,919,187 for the nine months ended September 30, 2001. This increase is primarily due to the increase in the number of employees from 149 full time equivalents at September 30, 2001 to 159 full time equivalents at September 30, 2002. Occupancy expense increased $20,405 or 1.9% to $1,084,803 for the nine months ended September 30, 2002 from $1,064,398 for the nine months ended September 30, 2001. Professional services expense decreased $93,872 or 14.6% from $642,849 for the nine months ended September 30, 2001 to $549,067 for the nine months ended September 30, 2002. The decrease is due to lower courier service costs. Data processing expenses increased $97,121 or 11.2% for the nine months ended September 30, 2002 over the same period the previous year primarily due to increased service bureau fees relating to increased transaction activity by the Bank and trust department.

Liquidity and Interest Rate Sensitivity

The Corporation must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets - those which can be converted into cash -and access to additional sources of funds. Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, reverse repurchase agreements, investments held as available for sale, and maturing loans. Federal funds sold and reverse repurchase agreements represented the Corporation's primary source of immediate liquidity and were maintained at a level adequate to meet immediate needs. Federal funds sold and reverse repurchase agreements averaged approximately $55,000,000 and $50,000,000 for the nine months ended September 30, 2002 and 2001, respectively. Maturities in the Corporation's loan and investment portfolios are monitored regularly to manage the maturity dates of deposits to coincide with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At September 30, 2002, the Corporation's rate sensitive liabilities exceeded rate sensitive assets due within one year by $57,321,814.

As part of managing liquidity, the Corporation monitors its loan to deposit ratio on a daily basis. At September 30, 2002 the ratio was 94.4 percent. The level of loans to deposits is below the Corporation's internal limit for this ratio.

The Corporation experienced an increase in cash and cash equivalents, its primary source of liquidity, of $21,936,801 during the first nine months of 2002. The primary financing activity of deposit growth provided net cash of $25,836,840. Lending used $50,060,040, investments used $79,419,944 and decreasing federal funds sold and reverse repurchase agreements provided $107,180,656. The Corporation's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation' liquidity position.

Capital Resources

The Corporation's only sources of capital since commencing operations have been from issuance of common stock, results of operations, issuance of long-term debt to a non-affiliated third party, and the issuance of company obligated mandatorily redeemable preferred capital securities.

The Corporation maintains a Revolving Credit Agreement with Harris Trust and Savings Bank in the amount of $5,000,000 that will mature September 28, 2003.

In September 2000, the Trust, which is wholly owned by the Corporation, issued $13,500,000 of company obligated mandatorily redeemable capital securities. The proceeds from the issuance of the capital securities and the proceeds from the issuance of the common securities of $418,000 were used by the Trust to purchase from the Corporation $13,918,000 Fixed Rate Junior Subordinated Debentures. The capital securities mature September 7, 2030, and have a fixed interest rate of 10.60%. The net proceeds received by the Corporation from the sale of capital securities were used for general corporate purposes.

The Bank has incurred indebtedness pursuant to FHLB advances as follows:

               Amount               Rate               Maturity
               ------               ----               --------
          $ 6,000,000               5.66%              09/04/2003
            5,000,000               5.39%              02/26/2004
            5,000,000               5.15%              04/23/2004
            5,000,000               5.14%              08/01/2005
            3,000,000               5.39%              10/03/2005
            5,000,000               5.43%              03/16/2006
            5,000,000               5.32%              05/08/2006
            8,000,000               4.19%              07/24/2007
            3,000,000               5.57%              08/13/2007
            3,000,000               5.55%              10/02/2008
         ------------
          $48,000,000

The Bank may add indebtedness of this nature in the future if determined to be in the best interest of the Bank.

Capital for the Bank is above well-capitalized regulatory requirements at September 30, 2002. Pertinent capital ratios for the Bank as of September 30, 2002 are as follows:

                                                         Well       Adequately
                                     Actual       Capitalized      Capitalized
                                     ------       -----------      -----------
Tier 1 risk-based capital ratio        9.0%              6.0%             4.0%
Total risk-based capital ratio        10.3%             10.0%             8.0%
Leverage ratio                         6.6%              5.0%             4.0%

Dividends from the Bank to the Corporation may not exceed the undivided profits of the Bank (included in consolidated retained earnings) without prior approval of a federal regulatory agency. In addition, Federal banking laws limit the amount of loans the Bank may make to the Corporation, subject to certain collateral requirements. No loans were made during 2002 by the Bank to the Corporation, but a dividend of $325,000 was declared and made during the third quarter of 2002. No dividends were declared, or loans made, during 2001 by the Bank to the Corporation.

Quantitative and Qualitative Disclosures about Market Risk

The Corporation's exposure to market risk is primarily related to changes in interest rates. Quantitative and qualitative disclosures about the Corporation's market risk resulting from changes in interest rates are included in Item 7A. in the Corporation's 2001 Annual Report on Form 10-K. There have been no material changes in such risks or in the Corporation's asset/liability management program during the quarter ended September 30, 2002. Liquidity and interest rate sensitivity disclosures for the quarter ended September 30, 2002 are found on page 12 of this report.



Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Corporation's principal executive officer and principal financial officer have concluded that the Corporation's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of a date within ninety (90) days prior to the filing date of this Form 10-Q, are effective.

(b) Changes in Internal Controls. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.

Other Information

Item 1.      Legal Proceedings
             Neither The National Bank of Indianapolis Corporation nor its subsidiaries are involved in any pending legal proceedings at this time, other than routine litigation incidental to its business.

Item 2.      Changes in Securities
             (a)            Not applicable.
             (b)            Not applicable.
             (c)            Not applicable.
             (d)            Not applicable.

Item 3.      Defaults Upon Senior Securities - Not applicable

Item 4.      Submission of Matters to a Vote of Security Holders -Not applicable

Item 5.      Other Information - Not applicable

Item 6.      Exhibits and Reports on Form 8-K.
             (a) Exhibits
                 --------

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

               10(b) 1993 Directors' Stock Option Plan of the Corporation, as
                     amended, filed as Exhibit 10(b) to the Corporation's Form 10-Q as of June 30, 2001.

               10(c) 1993 Restricted Stock Plan of the Corporation, as amended, filed as Exhibit 10(c) to the Corporation's Form 10-Q as of June 30, 2002.

               99.1  Chief Executive Officer Certification pursuant to 18 U.S.C.
                     Section 1350

               99.2  Chief Financial Officer Certification pursuant to 18 U.S.C.
                     Section 1350

             (b) No reports on Form 8-K were filed during the quarter of the fiscal year for which this report is filed.

CERTIFICATIONS

I, Debra L. Ross, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The National Bank of Indianapolis Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 1, 2002
                                         /s/ Debra L. Ross
                                         --------------------------------------
                                         Debra L. Ross, Chief Financial Officer

I, Morris L. Maurer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The National Bank of Indianapolis Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 1, 2002
                                         /s/ Morris L. Maurer
                                         --------------------------------------
                                         Morris L. Maurer, President
                                         and Chief Executive Officer

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



                                  Date:  November 1, 2002

                                  THE NATIONAL BANK OF INDIANAPOLIS CORPORATION


                                  /s/ Debra L. Ross
                                  ---------------------------------------------
                                  Debra L. Ross
                                  Chief Financial Officer