Form 10-K
period 2002-12-31
NATIONAL BANK OF INDIANAPOLIS CORP
filed 2003-03-28
CIK 912382

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
 X       Annual report under section 13 or 15(d) of the Securities Exchange Act
---      of 1934 [Fee Required] for the fiscal year ended 12/31/02

         Transition report under section 13 or 15(d) of the Securities Exchange
--- Act of 1934 [No Fee Required] for the transition period from ______________ to _______________

Commission file number  000-21671
--------------------------------------------------------------------------------

The National Bank of Indianapolis  Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Indiana                                    35-1887991
--------------------------------------------------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

107 North Pennsylvania Street, Suite 700, Indianapolis, IN 46204
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number (317) 261-9000
                          ------------------------------------------------------

Securities to be registered under Section 12(b) of the Act:
Title of each class                   Name of each exchange on which registered
None
--------------------------------      ------------------------------------------

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
Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $45,941,310

Note.--If determining whether a person is an affiliate will involve an unreasonable of effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 2,443,024 @ 3/25/03
                  -------------------

Documents incorporated by reference.   None
                                       ---------------------------------------

Transitional Small Business Disclosure Format (Check one):  Yes      No  X
                                                                ---     ---

Form 10-K Cross Reference Index


Item     Disclosure Required                                              Page

         Cautionary Statement Regarding Forward-Looking Information         1

PART I

Item 1.  Business                                                           2

Item 2.  Property                                                          11

Item 3.  Legal Proceedings                                                 11

Item 4.  Submission of Matters to a Vote of Security Holders               11

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder     12
         Matters

Item 6.  Selected Financial Data                                           13

Item 7.  Management's Discussion and Analysis of Financial Condition       14
         And Results of Operations

Item 7A. Quantitative and Qualitative Disclosures about Market Risk        33

Item 7B. Report of Management on Internal Control                          35

Item 8.  Financial Statements and Supplementary Data                       36

Item 9.  Changes In and Disagreements With Accountants on Accounting       64
         and Financial Disclosure

PART III

Item 10. Directors and Executive Officers of the Registrant                64

Item 11. Executive Compensation                                            67

Item 12. Security Ownership and Certain Beneficial Owners and Management   76

Item 13. Certain Relationships and Related Transactions                    80

Item 14. Controls and Procedures                                           81


Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K  82

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

            In addition, the banking industry in general is subject to various monetary and fiscal policies and regulations, which include those determined by the Federal Reserve Board, the Office of the Comptroller of the Currency ("OCC"), the Federal Deposit Insurance Corporation ("FDIC"), state regulators and the Office of Thrift Supervision, whose policies and regulations could affect our results. Other factors that may cause actual results to differ from the forward-looking statements include the following: competition with other local, regional and international banks, thrifts, credit unions and other non-bank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, investment companies and insurance companies, as well as other entities which offer financial services, located both within and outside the United States and through alternative delivery channels such as the World Wide Web; interest rate, market and monetary fluctuations; inflation; market volatility; general economic conditions and economic conditions in the geographic regions and industries in which we operate; introduction and acceptance of new banking-related products, services and enhancements; fee pricing strategies, mergers and acquisitions and our ability to manage these and other risks.

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

            The Bank was officially chartered by the OCC on December 8, 1993 and opened for business to the public on December 21, 1993. The Bank's deposits are insured by the FDIC. The Bank currently conducts its business through its downtown headquarters located at 107 North Pennsylvania Street in Indianapolis, at neighborhood bank offices located at 84th Street and Ditch Road in northwestern Marion County and 82nd Street and Bash Road in northeastern Marion County, in the Chamber of Commerce Building and AUL Office Complex in downtown Indianapolis, at 49th Street and North Pennsylvania Street in northern Marion County, Carmel Drive in Hamilton County, and Smith Valley Road and S.R. 135 in Johnson County.

            The Bank provides a full range of deposit, credit, and money management services to its targeted market, which is small to medium size businesses, affluent executive and professional individuals, and not-for-profit organizations. In February of 1994, the Bank received full trust powers.

            Management has sought to position the Bank to capitalize on the customer disruption, dissatisfaction, and turn-over which it believes has resulted from the acquisition of the three largest commercial banks located in Indianapolis by out-of-state holding companies. On December 31, 2002, the Corporation had consolidated total assets of $727 million and total deposits of $544 million.

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

            The Market. The Bank derives a substantial proportion of its business from the Indianapolis Metropolitan Statistical Area ("MSA), Indiana area. Indianapolis has been ranked by a number of national publications as a "top" Midwestern city.

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

            Employees. The Bank has 176 employees, of which 167 are full-time employees. The Bank has employed persons with substantial experience in the Indianapolis banking market. The average banking experience level for all Bank employees is in excess of 12 years.

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

            Commercial loans typically entail a thorough analysis of the borrower, its industry, current and projected economic conditions and other factors. Credit analysis involves collateral, the type of loan, loan maturity, terms and conditions, and various loan to value ratios as they relate to loan policy. The Bank typically requires commercial borrowers to have annual financial statements prepared by independent accountants and may require such financial statements to be audited or reviewed by accountants. The Bank generally requires appraisals or evaluations in connection with loans secured by real estate. Such appraisals or evaluations are usually obtained prior to the time funds are advanced. The Bank also often requires personal guarantees from principals involved with closely-held corporate borrowers.

            The Bank requires loan applications and personal financial statements from its personal borrowers on loans that the Bank originates. Loan officers complete a debt to income analysis that should meet established standards of lending policy.

            The Bank maintains a comprehensive loan policy that establishes guidelines with respect to all categories of lending. In addition, loan policy sets forth lending authority for each loan officer. The Loan Committee of the Bank reviews all loans in excess of $250,000. Any loan in excess of a lending officer's lending authority, up to $1,500,000, must receive the approval of the Chief Executive Officer ("CEO"), Chief Lending Officer ("CLO"), or Senior Vice President - Corporate Banking ("SVP"). Loans in excess of $1,500,000 but less than $4,000,000 must be approved by the Loan Committee prior to the Bank making such loan. The Board of Directors Loan Policy Committee is not required to approve loans unless they are above $4,000,000 or are loans to directors or executive officers. All loans are assigned a numerical rating based on creditworthiness and are monitored for improvement or deterioration.

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

            Certain regulatory capital ratios for the Corporation as of December 31, 2002 are shown below:

                Tier 1 Capital to Risk-Weighted Assets                   10.0%

                Total Risk Based Capital to Risk-Weighted Assets         11.3%

                Tier 1 Leverage Ratio                                     7.5%

            Bank Regulation. The Bank is organized under the laws of the United States of America and is subject to the supervision of the OCC, whose examiners conduct periodic examinations of national banks. The deposits of the Bank are insured by the Bank Insurance Fund ("BIF") administered by the FDIC and are subject to the FDIC's rules and regulations respecting the insurance of deposits. See "--Deposit Insurance."

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

            The most stringent capital requirement affecting the Bank, however, are those established by the prompt corrective action provisions of FDICIA, which are discussed below. At December 31, 2002, the Bank's total risk-based capital, Tier 1 risk-based capital and leverage capital exceeded the amounts required to be designated "well capitalized."

            Lending Limits. Under federal law, the total loans and extension of credit by a national bank to a borrower outstanding at one time and not fully secured may not exceed 15% of such bank's capital and unimpaired surplus. An additional amount up to 10% of the bank's capital and unimpaired surplus may be loaned to the same borrower if such loan is fully secured by readily marketable collateral having a market value, as determined by reliable and continuously available price quotations, at least equal to the amount of such additional loans outstanding. If a loan is secured by United States obligations, such as treasury bills, bonds, or notes guaranteed by the federal government, it is not subject to the bank's legal lending limit.

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

            Deposit Insurance. The Bank's deposits are insured up to $100,000 per insured account by the BIF. As an institution whose deposits are insured by the BIF, the Bank is not currently required to pay deposit insurance premiums to BIF but was required to pay $22,119 for the Financing Corporation (FICO) assessment for the first quarter in 2003. The Bank's deposit insurance assessments may increase depending upon the risk category and subcategory, if any, to which the Bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the Bank's earnings.

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

            Certain regulatory capital ratios under the OCC's risk-based capital guidelines for the Bank at December 31, 2002 are shown below:

            Tier 1 Capital to Risk-Weighted Assets....................  8.9%

            Total Risk-Based Capital to Risk-Weighted Assets.......... 10.1%

            Tier 1 Leverage Ratio.....................................  6.6%

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

      Additional Matters.
      ------------------

      Sarbanes-Oxley Act. On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from the type of corporate and accounting scandals that have occurred during the past year. The Sarbanes-Oxley Act's principal legislation includes:

      o     the creation of an independent accounting oversight board;

      o auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;

      o additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

      o the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

      o an increase the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company's independent auditors;

      o requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

      o requirement that companies disclose whether at least one member of the committee is a "financial expert" (as such term will be defined by the Securities and Exchange Commission) and if not, why not;

      o expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

      o a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

      o disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

      o     mandatory disclosure by analysts of potential conflicts of interest;
            and

      o     a range of enhanced penalties for fraud and other violations.

      Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

     USA Patriot Act. On October 26, 2001, President George W. Bush signed the United and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act"). The USA Patriot Act is intended to strengthen the ability of U. S. Law Enforcement to combat terrorism on a variety of fronts. The potential impact of the USA Patriot Act on financial institutions is significant and wide-ranging. The USA Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all of the following matters, among others: money laundering, suspicious activities and currency transaction reporting; and currency crimes.

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



Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

            None.

PART II

Item 5. Market Price for Registrant's Common Equity and Related Stockholder Matters.
----------------------------------------------------------------------------

                Shares of the common stock of the Corporation are not traded on any national or regional exchange or in the over-the-counter market. Accordingly, there is no established market for the common stock. These are occasional trades as a result of private negotiations not involving a broker or a dealer. The table below lists the high and low prices per share of which management is aware of during 2002 and 2001. There may have been other trades at other prices of which management is not aware. Management does not have knowledge of the price paid in all transactions and has not verified the accuracy of those prices that have been reported to it. Because of the lack of an established market for the common shares of the Company, these prices would not necessarily reflect the prices which the shares would trade in an active market.

                                Price per Share
                                ---------------
          Quarter           High               Low
          -------           ----               ---
                        2002     2001     2002     2001
      First Quarter    $25.50   $24.50   $25.50   $23.00
      Second Quarter   $27.75   $25.00   $27.00   $24.50
      Third Quarter    $28.00   $25.50   $28.00   $25.50
      Fourth Quarter   $29.00   $25.50   $28.50   $25.50







            The Corporation had 647 shareholders on record as of December 31, 2002.

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

                                                                            Year Ended December 31
                                                             2002        2001        2000        1999        1998
                                                           --------------------------------------------------------
Consolidated Operating Data:
     Interest income                                       $ 35,095    $ 38,801    $ 35,319    $ 26,247    $ 21,052
     Interest expense                                        14,061      20,953      19,786      14,355      12,367
          Net interest income                                21,034      17,848      15,533      11,892       8,685
     Provision for loan losses                                1,500       1,440       1,440       1,010         680
          Net income after provision for loan losses         19,534      16,408      14,093      10,882       8,005
     Other income                                             7,475       5,923       4,278       3,363       2,041
     Non-interest expense                                    19,452      16,821      14,002      11,198       8,168
     Income before income taxes                               7,557       5,510       4,369       3,047       1,878
     Applicable income taxes                                  3,000       2,140       1,719       1,217         198
     Net income                                               4,557       3,370       2,650       1,830       1,680

Consolidated Balance Sheet Data (at end of period):
     Total assets                                          $726,514    $670,697    $533,767    $429,501    $358,600
     Total investment securities                            117,485      39,049      89,379      55,660      79,707
     Total loans                                            528,911     452,060     361,602     311,478     227,848
     Allowance for loan losses                                7,227       5,987       4,701       3,393       2,626
     Deposits                                               544,343     506,125     410,434     345,008     297,914
     Shareholders' equity                                    41,247      28,470      24,660      21,636      19,355
     Weighted average shares outstanding                      2,289       1,917       1,908       1,889       1,868

Per Share Data:
     Basic net income (loss) per common share (1)          $   1.99    $   1.76    $   1.39    $   0.97    $   0.90
     Cash dividends declared                                      0           0           0           0           0
     Book value (2)                                           16.89       14.48       12.60       11.09       10.14

Other Statistics and Operating Data:
     Return on average assets                                   0.7%        0.5%        0.6%        0.5%        0.6%
     Return on average equity                                  12.2%       12.7%       11.4%        8.9%        9.3%
     Net interest margin (3)                                    3.2%        3.0%        3.5%        3.2%        3.0%
     Average loans to average deposits                         90.8%       90.8%       90.3%       83.4%       74.6%
     Allowance for loan losses to loans at end of period        1.4%        1.3%        1.3%        1.1%        1.2%
     Allowance for loan losses to non-performing loans .      223.8%      717.0%      518.8%      881.5%        N/A
     Non-performing loans to loans at end of period             0.6%        0.2%        0.3%        0.1%        0.0%
     Net charge-offs to average loans                           0.1%        0.0%        0.0%        0.1%        0.0%
     Number of offices                                            8           8           7           6           5
     Number of full and part-time employees                     176         165         144         127          96
     Number of Shareholders of Record                           647         634         640         619         579

Capital Ratios:
     Average shareholders' equity to average assets             5.4%        4.3%        4.8%        5.1%        5.9%
     Equity to assets                                           5.7%        4.2%        4.6%        5.0%        5.4%
     Total risk-based capital ratio (Bank only)                10.1%       10.6%       11.1%       10.2%        9.3%

(1)  Based upon weighted average shares outstanding during the period.
(2)  Based on Common Stock outstanding at the end of the period.
(3)  Net interest income as a percentage of average interest-earning assets.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

The following discussion and analysis of the Corporation relates to the years ended December 31, 2002, 2001 and 2000 and should be read in conjunction with the Corporation's Consolidated Financial Statements and Notes thereto included elsewhere herein.

Results of Operations

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001 and Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

            The Corporation's results of operations depend primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. The Corporation had net income of $4,556,836 for the year ended December 31, 2002 compared to net income of $3,370,043 for the year ended December 31, 2001 and net income of $2,649,749 for the year ended December 31, 2000. This change is primarily due to the growth of the Bank allowing for more interest earning assets and net interest income compared to the same period during 2001 and 2000, thereby offsetting more of the operating expenses.

            The Bank experienced exceptional growth during the past three years. Total assets increased $55,817,383 or 8.3% to $726,514,473 for the year ended December 31, 2002 from $670,697,090 for the year ended December 31, 2001 and total assets increased from $533,766,826 for the year ended December 31, 2000. This growth is in part due to an increase in customers as a result of a local merger of People's Bank with Fifth/Third in 1999 - 2000 and the addition of experienced lenders to the staff.

Net Interest Income
-------------------

            Net interest income increased $3,185,177 or 17.8% to $21,033,723 for the year ended December 31, 2002, from $17,848,546 for the year ended December 31, 2001 and from $15,532,985 for the year ended December 31, 2000. Total interest income decreased $3,706,106 or 9.6% to $35,095,300 for the year ended December 31, 2002 from $38,801,406 for the year ended December 31, 2001 and from $35,318,668 for the year ended December 31, 2000. The decrease in interest income is due to significant interest rate decreases by the Federal Reserve in 2001. Prime rate decreased 475 basis points during 2001. Prime rate was 4.25% at December 31, 2002 compared to 4.75% at December 31, 2001 and 9.50% at December 31, 2000. Average total loans for the year ended December 31, 2002 was approximately $484,000,000 compared to approximately $403,000,000 for the year ended December 31, 2001 and approximately $331,000,000 for the year ended December 31, 2000. The increase in the average total loans was offset by the decrease in the interest rate. The loan portfolio produces the highest yield of all earning assets. The increased loan growth is the result of new clients and the addition of experienced lenders to the staff. Investment portfolio income decreased $2,471,187 or 40.2% to $3,683,093 for the year ended December 31, 2002, as compared to $6,154,280 for the year ended December 31, 2001, as compared to $5,718,341 for the year ended December 31, 2000. Interest on investment securities decreased due to a lower interest rate environment in 2002 compared to previous years. The weighted average rate of the investment portfolio was 2.82% for the year ended December 31, 2002 compared to 4.71% and 6.33% for the years ended December 31, 2001 and 2000, respectively. The average investment securities portfolio was approximately $131,000,000 for the years ended December 31, 2002 and December 31, 2001 compared to an average balance of approximately $90,000,000 for the year ended December 31, 2000. Interest on federal funds sold decreased $472,357 or 45.2% to $573,328 for the year ended December 31, 2002 from $1,045,685 for the year ended December 31, 2001 and from $1,355,758 for the year ended December 31, 2000. The decrease is due lower interest rates in 2002 compared to previous years. The weighted average rate was 1.64% for the year ended December 31, 2002 compared to a weighted average rate of 3.78% and 6.29% for the years ended December 31, 2001 and 2000, respectively. The average balance for federal funds sold was approximately $35,000,000 for the year ended December 31, 2002 compared to approximately $28,000,000 for the year ended December 31, 2001 and approximately $22,000,000 for the year ended December 31, 2000. Interest on reverse repurchase agreements decreased $557,320 or 69.4% to $245,442 for the year ended December 31, 2002 from $802,762 for the year ended December 31, 2001 and $0 for the year ended December 31, 2000. The decrease is the result of a decrease in the average of reverse repurchase agreements of approximately $12,000,000 to $16,000,000 for the year ended December 31, 2002 from $28,000,000 for the year ended December 31, 2001 and $0 for the year ended December 31, 2000. The decrease is also due to lower interest rates in 2002 as compared to 2001. The weighted average rate was approximately 1.58% for the year ended December 31, 2002 compared to a weighted average rate of 2.85% for the year ended December 31, 2001.

            Total interest expense decreased $6,891,283 or 32.9% to $14,061,577 for the year ended December 31, 2002, from $20,952,860 for the year ended December 31, 2001 and from $19,785,683 for the year ended December 31, 2000. This decrease is due to significant decreases in interest rates in 2001 and additional decreases in 2002. During 2001, prime rate decreased 475 basis points and decreased an additional 50 basis points during 2002. Total interest bearing liabilities averaged approximately $548,000,000 for the year ended December 31, 2002 as compared to approximately $503,000,000 for the year ended December 31, 2001 and approximately $378,000,000 for the year ended December 31, 2000. The average cost of interest bearing liabilities for the year ended December 31, 2002 was approximately 2.6% as compared of 4.2% for the year ended December 31, 2001 and 5.2% for the year ended December 31, 2000. This rate decrease is due to an overall rate decrease in the market and due to the run off of higher priced deposits being replaced by lower priced deposits.

            The following table details average balances, interest income/expense and average rates/yields for the Bank's earning assets and interest bearing liabilities for the years ended December 31, 2002, 2001 and 2000 (in 000's):

                                                         2002                         2001                          2000
                                                       Interest  Average            Interest   Average            Interest  Average
                                             Average   Income/    Rate/   Average   Income/     Rate/   Average   Income/    Rate/
                                             Balance   Expense    Yield   Balance   Expense     Yield   Balance   Expense    Yield
                                           ----------------------------------------------------------------------------------------
Assets:
Federal Funds                               $  34,992 $     573   1.64%  $  27,630 $   1,045    3.78%  $  21,550 $   1,356   6.29%

Reverse Repurchase Agreements                  15,548       245   1.58%     28,178       803    2.85%          -         -       -

Investments                                   130,832     3,683   2.82%    130,763     6,154    4.71%     90,361     5,718   6.33%

Loans (gross)                                 483,562    30,593   6.33%    403,365    30,799    7.64%    331,240    28,245   8.53%
                                           ----------------------------------------------------------------------------------------
Total earning assets                        $ 664,934 $  35,094   5.28%  $ 589,936 $  38,801    6.58%  $ 443,151 $  35,319   7.97%

Non-earning assets                             44,413                       42,174                        37,938
                                           -----------                  -----------                   -----------
Total assets                                $ 709,347                    $ 632,110                     $ 481,089
                                           ===========                  ===========                   ===========

Liabilities:
Interest bearing DDA                        $  57,430 $     574   1.00%  $  48,646 $     696    1.43%  $  39,209 $     749   1.91%

Savings                                       248,487     4,162   1.67%    193,111     6,694    3.47%    150,245     7,724   5.14%

CD's under $100,000                            57,954     2,496   4.31%     62,361     3,625    5.81%     59,673     3,520   5.90%

CD's over $100,000                             36,840     1,421   3.86%     40,177     2,326    5.79%     36,975     2,212   5.98%

Individual Retirement Accounts                 10,885       492   4.52%      9,827       579    5.89%      8,628       518   6.00%

Repurchase Agreements                          70,121       752   1.07%     92,603     3,156    3.41%     53,507     3,004   5.61%

FHLB Advances                                  48,926     2,721   5.56%     41,393     2,434    5.88%     18,699     1,143   6.11%

Long Term Debt                                 13,500     1,444  10.70%     13,500     1,443   10.69%      9,730       916   9.41%
                                           ----------------------------------------------------------------------------------------
Total Interest Bearing Liabilities          $ 544,143 $  14,062   2.58%  $ 501,618 $  20,953    4.18%  $ 376,666 $  19,786   5.25%

Non-Interest Bearing Liabilities              116,295                       88,130                        71,003

Other Liabilities                               3,726                        3,967                         3,378
                                           -----------                  -----------                   -----------
Total Liabilities                           $ 664,164                    $ 593,715                     $ 451,047

Equity                                         45,183                       38,395                        30,042
                                           -----------                  -----------                   -----------
Total Liabilities & Equity                  $ 709,347                    $ 632,110                     $ 481,089
                                           ===========                  ===========                   ===========

Interest Income                                       $  35,094   5.28%            $  38,801    6.58%            $  35,319   7.97%

Interest Expense                                         14,062   2.58%               20,953    4.18%               19,786   5.25%

                                                     -------------------          --------------------          -------------------
Net Interest Income/Spread                            $  21,032   2.69%            $  17,848    2.40%            $  15,533   2.72%
                                                     ===================          ====================          ===================

Contribution of Non-Interest Bearing Funds                        0.47%                         0.63%                        0.79%

Net Interest Margin                                               3.16%                         3.03%                        3.51%
                                                                 =======                      ========                      =======

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

Net Interest Income Changes Due to Volume and Rates (in 000's):

                                                                            Year Ended December 31
                                           2002 Changes from 2001           2001 Changes from 2000          2000 Changes from 1999
                                         Net       Due to    Due to       Net       Due to     Due to     Net      Due to    Due to
                                        Change      Rate     Volume      Change      Rate      Volume    Change     Rate     Volume
Interest earning assets:
      Federal funds sold               $  (472)   $  (593)   $   121    $  (311)   $  (541)   $   230   $   169   $   316   $  (147)
      Reverse repurchase agreements       (558)      (359)      (199)       803         --        803        --        --        --
      Investment securities             (2,471)    (2,473)         2        436     (1,465)     1,901     1,298       809       489
      Loans                               (206)    (5,280)     5,074      2,554     (2,953)     5,507     7,605     1,944     5,661
                                       --------------------------------------------------------------------------------------------
           TOTAL                       $(3,707)   $(8,704)   $ 4,997    $ 3,482    $(4,959)   $ 8,441   $ 9,072   $ 3,069   $ 6,003

Interest bearing liabilities:
      Demand deposits                  $  (122)   $  (210)   $    88    $   (53)   $  (188)   $   135   $   278   $    86   $   192
      Savings deposits                  (2,532)    (3,460)       928     (1,030)    (2,516)     1,486     2,417     1,145     1,272
      CDs under $100,000                (1,129)      (939)      (190)       105        (51)       156        25       309      (284)
      CDs over $100,000                   (905)      (776)      (129)       114        (71)       185       249       238        11
      Individual retirement accounts       (87)      (135)        48         61        (10)        71       128        42        86
      Repurchase agreements             (2,404)    (2,163)      (241)       152     (1,180)     1,332     1,401       430       971
      FHLB Advances                        287       (132)       419      1,291        (43)     1,334       336        49       287
      Long term debt                         1          1         --        527        124        403       597        79       518
                                       --------------------------------------------------------------------------------------------
           TOTAL                       $(6,891)   $(7,813)   $   922    $ 1,167    $(3,936)   $ 5,103   $ 5,431     2,378     3,053
                                       --------------------------------------------------------------------------------------------

Net change in Net Interest Income      $ 3,184    $  (891)   $ 4,075    $ 2,315    $(1,023)   $ 3,338   $ 3,641   $   691   $ 2,950
                                       ============================================================================================

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

                                                               Twelve months ended
                                                                  December 31,
                                          2002          2001          2000          1999          1998
                                       ----------    ----------    ----------    ----------    ----------
Beginning of Period                    $5,986,965    $4,700,672    $3,392,587    $2,626,279    $1,963,040
       Provision for loan losses        1,500,000     1,440,000     1,440,000     1,010,000       680,000

       Losses charged to the reserve
             Commercial                   207,716       102,315       139,294       225,000        24,406
             Real Estate                   21,800        18,772        30,168        27,452         5,079
             Installment                    2,052        10,766        16,052            --            --
             Credit Cards                  53,661        46,468        12,351            --           276
                                       ----------    ----------    ----------    ----------    ----------
                                          285,229       178,321       197,865       252,452        29,761

       Recoveries
             Commercial                    17,024        23,868        65,281         3,760        13,000
             Real Estate                       --            --            --         5,000            --
             Installment                      266           463           266            --            --
             Credit Cards                   7,974           283           403            --            --
                                       ----------    ----------    ----------    ----------    ----------
                                           25,264        24,614        65,950         8,760        13,000

                                       ----------    ----------    ----------    ----------    ----------
End of Period                          $7,227,000    $5,986,965    $4,700,672    $3,392,587    $2,626,279
                                       ==========    ==========    ==========    ==========    ==========

Allowance as a % of Loans                    1.37%         1.32%         1.30%         1.09%         1.15%

Other Operating Income
----------------------

            Other operating income for the year ended December 31, 2002, increased $1,552,889 or 26.2% to $7,475,462 from $5,922,573 for the year ended
December 31, 2001 and from $4,277,930 for the year ended December 31, 2000. The increase in other operating income is primarily due to an increase in service charges and fees on deposit accounts of $576,724 or 35.0% to $2,226,686 for the year ended December 31, 2002 from $1,649,962 for the year ended December 31, 2001 and from $902,147 for the year ended December 31, 2000. This increase is attributable to the increase in average demand deposit accounts of approximately $95,000,000 to approximately $427,000,000 for the year ended December 31, 2002 from approximately $332,000,000 for the year ended December 31, 2001 and an increase of approximately $71,000,000 from approximately $261,000,000 for the year ended December 31, 2000. The increase in other operating income is also attributable to an increase in trust fees of $271,168 or 13.2% to $2,323,032 for the year ended December 31, 2002 from $2,051,864 for the year ended December 31, 2001 and from $1,670,431 for the year ended December 31, 2000. The increase in trust income is attributable to a general increase in the average trust fee charged. Also, contributing to the increase in other operating income is the net gain on the sale of mortgage loans of $705,611 for the year ended December 31, 2002 compared to a net gain on the sale of mortgage loans of $435,058 for the year ended December 31, 2001. This compares to a net loss on the sale of mortgage loans of $1,008 for the year ended December 31, 2000. This is due to the ability to sell a bulk of mortgages that were generated during 2002 and 2001 as a result of lower interest rates.

            In December 1998, the Bank purchased the downtown office building at 107 North Pennsylvania Street which houses its main office as well as the Corporation's main office. For the year ended December 31, 2002, building rental income increased to $480,375 from $474,298 for the year ended December 31, 2001 and decreased from $683,984 for the year ended December 31, 2000. The decrease in 2001 over 2000 was due to the Bank occupying more space in the building in 2000 than in 2001. The slight increase in 2002 over 2001 was due to new tenants in the building.

Other Operating Expenses
------------------------

            Other operating expenses for the year ended December 31, 2002 increased $2,631,550 or 15.6% to $19,452,070 from $16,820,520 for the year ended
December 31, 2001 and increased $2,818,812 or 20.1% for the year ended December 31, 2001 from $14,001,708 for the year ended December 31, 2000. Salaries, wages and employee benefits increased $1,892,892 or 20.2% to $11,278,361 for the year ended December 31, 2002 from $9,385,469 for the year ended December 31, 2001 and increased $1,441,822 or 18.2% from the year ended December 31, 2001 from $7,943,647 for the year ended December 31, 2000. This increase is primarily due to the increase in the number of employees to 167 full time equivalents at December 31, 2002 from 153 full time equivalents at December 31, 2001 and from 138 full time equivalents at December 31, 2000. Occupancy expense increased $31,842 for the year ended December 31, 2002 over the same period the previous year and it increased $204,336 for the year ended December 31, 2001 over the same period the previous year primarily due to the additional expense related to the operations of the building at 107 North Pennsylvania Street and the opening of new banking offices in Carmel in September 2000 and in Greenwood in October 2001. Furniture and equipment expense increased $19,881 for the year ended December 31, 2002 over the same period the previous year and it increased $127,264 for the year ended December 31, 2001 over the same period the previous year primarily due to the additional expense associated with opening of the new banking offices offset by decreases in expenses related to fully depreciated assets at the older banking centers and main office. Professional services expense decreased $107,623 or 12.6% to $743,508 for the year ended December 31, 2002 from $851,131 for the year ended December 31, 2001 and increased $130,165 or 18.1% for the year ended December 31, 2001 from $720,966 for the year ended December 31, 2000. The decrease in 2002 was due to lower courier service costs. The increase in 2001 and 2000 was due to consulting fees incurred for the development and implementation of Private Portrait, the Bank's internet banking web site. Also contributing to the increase was accounting fees and the courier service. Data processing expenses increased $103,416 for the year ended December 31, 2002 over the same period the previous year and also increased $264,318 for the year ended December 31, 2001 over the same period the previous year primarily due to increased service bureau fees relating to increased transaction activity by the Bank and trust department. Business Development increased $73,510 for the year ended December 31, 2002 over the same period the previous year and increased $162,019 for the year ended December 31, 2001 over the same period the previous year. The increase is due to customer entertaining and public relations.

Tax (Benefit)/Expense
---------------------

            The Corporation applies a federal income tax rate of 34% and a state tax rate of 8.5% in the computation of tax expense. The provision for income taxes consisted of the following:

                                          2002          2001           2000
                                       ---------------------------------------
                Current tax expense    $3,636,852    $2,646,904     $2,262,449
                Deferred tax benefit     (636,573)     (506,348)      (542,991)
                                       ---------------------------------------
                                       $3,000,279    $2,140,556     $1,719,458
                                       =======================================


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

            The components of the Corporation's net deferred tax assets in the consolidated balance sheet as of December 31 are as follows:

                                                          2002          2001
                                                      -------------------------
                Deferred tax assets:
                    Allowance for loan losses          $2,862,615    $2,371,437
                    Other                                 590,068       436,561
                                                      -------------------------
                       Total deferred tax assets       3,452,683      2,807,998

                Deferred tax liability:
                    Mortgage servicing rights            (308,995)     (293,952)
                    Other                                (333,296)      (40,197)
                                                      -------------------------
                       Total deferred tax liabilities    (642,291)     (334,149)

                                                      -------------------------
                       Net deferred tax assets         $2,810,392    $2,473,849
                                                      =========================


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

Liquidity and Interest Rate Sensitivity

            The Corporation must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as available for sale and maturing loans. Federal funds sold represent the Corporation's primary source of immediate liquidity and were maintained at a level adequate to meet immediate needs. Federal funds sold averaged approximately $35,000,000, $28,000,000 and $22,000,000 for the twelve months ended December 31, 2002, 2001 and 2000 respectively. Reverse repurchase agreements may serve as a source of liquidity, but are primarily used as collateral for customer balances in overnight repurchase agreements. The average balance was approximately $16,000,000 and $28,000,000 and $0 for the twelve months ended December 31, 2002, 2001 and 2000 respectively. Maturities in the Corporation's loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

            The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At December 31, 2002, the Corporation's rate sensitive liabilities exceeded rate sensitive assets due within one year by $2,113,011. At December 31, 2001, the Corporation's rate sensitive liabilities exceeded rate sensitive assets due within one year by $22,540,294.

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

            All mortgage-related securities must pass the FFIEC stress test. This stress test determines if price volatility under a 200 basis point interest rate shock for each security exceeds a benchmark 30 year mortgage-backed security. If the security fails the test, it is considered high risk and the Bank will not purchase it. All mortgage-related securities purchased and included in the investment portfolio will be subject to the FFIEC test as of December 31 each year to determine if they have become high risk holdings. If a mortgage-related security becomes high risk, it will be evaluated by the Bank's Investment Committee to determine if the security should be liquidated. At December 31, 2002 and 2001 the Bank held one high risk mortgage-related security.

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

            The average yield on the Bank's investment portfolio is as follows as of December 31,


                                                        2002    2001    2000
                                                        ----    ----    ----
                U.S. Treasuries                         2.47%   5.41%   5.92%
                U.S. Government agencies                2.85%   5.37%   6.24%
                Collateralized mortgage obligations     3.31%   5.35%   6.63%
                Asset-backed securities                    -       -    6.11%
                Municipals                              7.32%   7.32%   7.10%
                Other securities                        2.14%   3.72%   6.42%


With the exception of securities of the U.S. Government and U.S. Government agencies and corporations, the Corporation had no other securities with a book or market value greater than 10% of shareholders' equity as of December 31, 2002, 2001 and 2000.

        The following is a summary of available-for-sale securities and held-to-maturity securities:

                                                    Available-for-Sale Securities
                                      -----------------------------------------------------
                                                       Gross          Gross     Estimated
                                        Amortized    Unrealized     Unrealized    Fair
                                          Cost         Gain           Loss        Value
                                      -----------------------------------------------------
December 31, 2002
U.S. Treasury securities              $ 2,100,309   $    13,230   $       275   $ 2,113,264
U.S. Government agencies               79,930,066       845,676            --    80,775,742
Collateralized mortgage obligations     1,097,683         3,646            --     1,101,329
                                      -----------------------------------------------------
                                      $83,128,058   $   862,552   $       275   $83,990,335
                                      =====================================================
December 31, 2001
U.S. Treasury securities              $ 2,113,700   $    12,385   $        --   $ 2,126,085
U.S. Government agencies               23,262,121        88,863            --    23,350,984
Collateralized mortgage obligations     1,775,838         3,578            11     1,779,405
                                      -----------------------------------------------------
                                      $27,151,659   $   104,826   $        11   $27,256,474
                                      =====================================================

December 31, 2000
U.S. Treasury securities              $13,988,088   $        --   $    13,828   $13,974,260
U.S. Government agencies               58,695,209        37,591        25,477    58,707,323
Collateralized mortgage obligations     4,355,124         4,455         2,188     4,357,391
                                      -----------------------------------------------------
                                      $77,038,421   $    42,046   $    41,493   $77,038,974
                                      =====================================================
                                                     Held-to-Maturity Securities
                                      -----------------------------------------------------
                                                       Gross          Gross     Estimated
                                        Amortized    Unrealized     Unrealized    Fair
                                          Cost         Gain           Loss        Value
                                      -----------------------------------------------------
December 31, 2002
Collateralized mortgage obligations   $24,333,493   $   339,440   $    12,644   $24,660,289
Municipals                              5,534,243       552,233            --     6,086,476
Other securities                          225,000        10,391            --       235,391
                                      -----------------------------------------------------
                                      $30,092,736   $   902,064   $    12,644   $30,982,156
                                      =====================================================
December 31, 2001
Collateralized mortgage obligations   $ 2,696,147   $     6,816   $    21,832   $ 2,681,131
Municipals                              5,494,504       184,573            --     5,679,077
Other securities                          200,000         1,925         1,028       200,897
                                      -----------------------------------------------------
                                      $ 8,390,651   $   193,314   $    22,860   $ 8,561,105
                                      =====================================================
December 31, 2000
Collateralized mortgage obligations   $ 4,351,982   $     2,752   $    19,048   $ 4,335,686
Municipals                              5,456,729       157,334            --     5,614,063
Other securities                          441,661         9,476         2,307       448,830
                                      -----------------------------------------------------
                                      $10,250,372   $   169,562   $    21,355   $10,398,579
                                      =====================================================

            As part of managing liquidity, the Corporation monitors its loan to deposit ratio on a daily basis. At December 31, 2002 the ratio was 97.2 percent and as of December 31, 2001 the ratio was 89.3 percent which is within the Corporation's acceptable range.

            The following table shows the composition of the Bank's loan portfolio as of the dates indicated (in 000's):

                                                                   December 31,
                                                                   ------------
                              2002                  2001                2000                 1999                  1998
                              ----                  ----                ----                 ----                  ----
                                   % of                 % of                 % of                 % of                 % of
                        Amount     Total     Amount     Total    Amount      Total     Amount     Total     Amount     Total
                       -----------------    -----------------   ------------------    -----------------    -----------------
TYPES OF LOANS
Commercial             $182,994    34.6%    $150,101    33.2%    $166,881    34.2%    $135,897    43.6%    $102,427    45.0%
Construction             21,107     4.0%      17,027     3.8%       8,733     2.4%      14,472     4.6%       5,347     2.3%
Commercial Mortgage     113,399    21.4%      82,256    18.2%      53,095    14.7%      34,726    11.1%      21,990     9.7%
Residential Mortgage    163,034    30.8%     151,874    33.6%     116,064    37.8%     109,787    35.3%      86,095    37.8%
Installment              35,934     6.8%      37,493     8.3%       2,320     6.9%       2,084     0.7%       1,607     0.7%
Credit Card               2,056     0.4%       1,811     0.4%       1,709     0.5%       1,556     0.5%       1,179     0.5%
Other                    10,387     2.0%      11,498     2.5%      12,800     3.5%      12,956     4.2%       9,202     4.0%
                       --------             --------             --------             --------             --------
    Total - Gross      $528,911   100.0%    $452,060   100.0%    $361,602   100.0%    $311,478   100.0%    $227,847   100.0%
                                  ======               ======               ======               ======               ======
    Allowance            (7,227)              (5,987)              (4,701)              (3,393)              (2,626)
    Total - Net        $521,684             $446,073             $356,901             $308,085             $225,221
                       ========             ========             ========             ========             ========

            The following table shows the composition of the commercial loan category by industry type as of the dates indicated (in $000's):

                                                                               December 31,
                                                                               ------------
                                                               2002                2001                 2000
                                                               ----                ----                 ----
Type                                                    Amount        %      Amount        %      Amount         %
----                                                    ------        -      ------        -      ------         -
Agriculture, Foresty & Fishing                         $     --     0.0%    $     --     0.0%    $     49      0.0%
Mining                                                      794     0.4%       2,291     1.5%         371      0.2%
Construction                                             13,814     7.5%       9,127     6.1%         767      0.5%
Manufacturing                                            12,139     6.6%      10,964     7.4%       8,085      4.8%
Wholesale Trade                                          21,649    11.8%      19,535    13.1%       9,241      5.5%
Retail Trade                                             11,372     6.2%       7,561     5.0%      12,210      7.3%
Transportation                                            4,544     2.5%       2,425     1.6%       1,838      1.1%
Information                                               1,464     0.8%       2,878     1.9%          --      0.0%
Finance & Insurance                                       5,275     2.9%       6,808     4.5%      41,854     25.2%
Real Estate and Rental & Leasing                         29,602    16.2%      22,645    15.1%          --      0.0%
Professional, Scientific & Technical Services            22,788    12.5%      11,475     7.6%          --      0.0%
Administrative and Support, Waste Management &
  Remediation Services                                    1,254     0.7%       1,333     0.9%         104      0.1%
Educational Services                                      1,966     1.1%       1,893     1.3%          --      0.0%
Health Care & Social Assistance                          15,932     8.7%      12,338     8.2%          --      0.0%
Arts, Entertainment & Recreation                          2,835     1.5%       2,394     1.6%          --      0.0%
Accommodation & Food Services                            10,385     5.7%       7,869     5.2%          --      0.0%
Other Services                                           27,183    14.9%      28,565    19.0%      92,362     55.3%
                                                      ------------------   ------------------   -------------------
                                                       $182,994   100.0%    $150,101   100.0%    $166,881    100.0%
                                                      ==================   ==================   ===================

The following table shows the composition of the Bank's deposit portfolio as of the dates indicated (in 000's):

                                                               December 31
                                                               -----------
                                             2002                 2001                 2000
                                             ----                 ----                 ----
                                                  % of                 % of                 % of
                                       Amount     Total     Amount     Total     Amount     Total
                                     -------------------  -------------------  -------------------
TYPES OF DEPOSITS

Demand                                $137,576    31.04%   $ 94,874    23.82%   $ 84,977    28.41%

MMDA/Savings                           305,605    68.96%    303,375    76.18%    214,168    71.59%
                                     -------------------  -------------------  -------------------

      Total Demand Deposits            443,181   100.00%    398,249   100.00%    299,145   100.00%
                                                ========             ========             ========

CDs < $100,000                          53,872    53.25%     61,724    57.22%     62,076    55.78%

CDs > $100,000                          35,988    35.57%     35,755    33.14%     39,873    35.83%

Individual Retirement Accounts          11,302    11.17%     10,397    9.64%      9,340      8.39%
                                     -------------------  -------------------  -------------------

      Total Certificates of Deposit    101,162   100.00%    107,876   100.00%    111,289   100.00%
                                                ========             ========             ========

                                     ---------            ---------            ---------
      Total Deposits                  $544,343             $506,125             $410,434
                                     =========            =========            =========


            The Corporation experienced an increase in cash and cash equivalents, its primary source of liquidity, of $11,045,188 during 2002. During 2001, it experienced a decrease of $21,792,118. The primary financing activity for 2002 was deposit growth which provided net cash of $38,217,157 and security repurchase agreements which provided net cash of $5,922,142. The primary financing activity for 2001 was deposit growth which provided net cash of $95,691,810 and security repurchase agreements which provided net cash of $10,890,378. Lending used $77,110,879 during 2002 and $90,612,302 during 2001.
The Corporation's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation's liquidity position.

            The following table illustrates the projected maturities and the repricing mechanisms of the major asset/liabilities categories of the Corporation as of December 31, 2002, based on certain assumptions. Prepayment rate assumptions have been made for the residential loans secured by real estate portfolio. Maturity and repricing dates for investments have been projected by applying the assumptions set forth below to contractual maturity and repricing dates.

                                                      0 - 180         181 - 365           1 - 2          2 - 3             3 -5
                                                       days              days             years          years             years
                                                       ----              ----             -----          -----             -----
Interest Earning Assets:
    Fed Funds/ Overnight Time                      $  27,627,463
    Reverse repurchase agreements                      5,000,000
    Investments                                       41,497,870       19,577,404       47,273,556          50,000          75,000
    Loans
        Commercial & Industrial
            Fixed                                     16,647,875       10,928,704       14,423,189      11,397,262       9,660,366
            Variable                                 112,237,492
        Commercial Loans Secured by Real Estate
            Fixed                                     28,143,530        9,456,660       16,986,350      18,717,720      21,920,184
            Variable                                   2,727,054
        Residential Loans Secured by Real Estate
            Fixed                                      1,556,126        1,556,127        3,112,479       3,110,657       6,221,312
            Variable                                 108,054,954        6,814,962        6,942,041      11,248,558      17,763,609
        Other
            Fixed                                        742,529          649,596        1,132,030         856,965       1,334,130
            Variable                                  32,608,440       10,387,764               --              --              --
                                              --------------------------------------------------------------------------------------
Total Interest Earning Assets                      $ 376,843,333    $  59,371,217    $  89,869,645   $  45,381,162   $  56,974,601

Non-Interest Earning Assets
                                              --------------------------------------------------------------------------------------
Total Assets                                       $ 376,843,333    $  59,371,217    $  89,869,645   $  45,381,162   $  56,974,601
                                              ======================================================================================
Interest Bearing Liabilities:
    Demand Deposits                                $     176,607
    Interest Bearing Demand                           66,814,924
    Savings Deposits
    Money Market Accounts                            231,496,828
    Certificate of Deposits                           24,478,460       10,710,978       13,894,220       6,952,406       5,168,878
    Jumbo CDs                                         19,118,842        5,257,148        7,422,085       1,980,136       2,828,685
    Repurchase Agreements                             74,273,774
    FHLB Advances                                                       6,000,000       10,000,000        8,000,000      21,000,000
    Company obligated mandatorily redeemable
        preferred capital securities of
        subsidiary
        trust holding solely the junior
        subordinated
        debentures of the parent company
                                              --------------------------------------------------------------------------------------
Total Interest Bearing Liabilities                 $ 416,359,435    $  21,968,126    $  31,316,305   $  16,932,542   $  28,997,563

Non-Interest Bearing Liabilities

  Equity
                                              --------------------------------------------------------------------------------------

Total Liabilities & Shareholders' Equity           $ 416,359,435    $  21,968,126    $  31,316,305   $  16,932,542   $  28,997,563
                                              ======================================================================================

Interest Sensitivity Gap per Period                $ (39,516,102)   $  37,403,091    $  58,553,340   $  28,448,620   $  27,977,038

Cumulative Interest Sensitivity Gap                $ (39,516,102)   $  (2,113,011)   $  56,440,329   $  84,888,949   $ 112,865,987

Interest Sensitivity Gap as a Percentage
    of Earning Assets                                      -5.82%            5.51%            8.62%           4.19%           4.12%
Cumulative Sensitivity Gap as a
    Percentage of Earning Assets                           -5.82%           -0.31%            8.31%          12.50%          16.62%

                                                         5 +        Non-interest
                                                        years         Earning            Total
                                                        -----         -------            -----
Interest Earning Assets:
    Fed Funds/ Overnight Time                                                       $  27,627,463
    Reverse repurchase agreements                                                       5,000,000
    Investments                                        9,010,741                      117,484,571
    Loans
        Commercial & Industrial
            Fixed                                      5,124,307       2,574,795       70,756,498
            Variable                                                                  112,237,492
        Commercial Loans Secured by Real Estate
            Fixed                                     15,447,106              --      110,671,550
            Variable                                                                    2,727,054
        Residential Loans Secured by Real Estate
            Fixed                                     17,106,473                       32,663,174
            Variable                                          --         653,720      151,477,844
        Other
            Fixed                                          3,233         662,918        5,381,401
            Variable                                          --              --       42,996,204
                                              ---------------------------------------------------
Total Interest Earning Assets                      $  46,691,860   $   3,891,433    $ 679,023,251

Non-Interest Earning Assets                                            47,491,222      47,491,222
                                              ---------------------------------------------------
Total Assets                                       $  46,691,860   $  51,382,655    $ 726,514,473
                                              ===================================================
Interest Bearing Liabilities:
    Demand Deposits                                                $ 137,399,325    $ 137,575,932
    Interest Bearing Demand                                                            66,814,924
    Savings Deposits                                                   7,293,381        7,293,381
    Money Market Accounts                                                             231,496,828
    Certificate of Deposits                            3,145,348                       64,350,290
    Jumbo CDs                                            204,269                       36,811,165
    Repurchase Agreements                                                              74,273,774
    FHLB Advances                                       3,000,000                      48,000,000
    Company obligated mandatorily redeemable           13,500,000                      13,500,000
        preferred capital securities of
        subsidiary
        trust holding solely the junior
        subordinated
        debentures of the parent company
                                              ---------------------------------------------------
Total Interest Bearing Liabilities                 $  19,849,617   $ 144,692,706    $ 680,116,294

Non-Interest Bearing Liabilities                                       5,151,028        5,151,028

  Equity                                                              41,247,151       41,247,151
                                              ---------------------------------------------------

Total Liabilities & Shareholders' Equity           $  19,849,617   $ 191,090,885    $ 726,514,473
                                              ===================================================

Interest Sensitivity Gap per Period                $  26,842,243   $(139,708,230)

Cumulative Interest Sensitivity Gap                $ 139,708,230   $          --

Interest Sensitivity Gap as a Percentage
    of Earning Assets                                       3.95%         -20.57%
Cumulative Sensitivity Gap as a
    Percentage of Earning Assets                           20.57%           0.00%


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

            The following table shows the dollar amount of the allowance for loan losses using management's estimate by loan category (in $000's):

Loan Loss Reserve Allocation

                                                    December 31,
                                                    ------------
                                     2002     2001     2000     1999     1998
                                     ----     ----     ----     ----     ----

             Commercial             $5,173   $4,792   $3,246   $1,452   $1,209
             Construction               82       21       49      142       59
             Commercial Mortgage       437      104      297      342      250
             Residential Mortgage      906      499      779    1,088      975
             Installment               156       72       43       22       18
             Credit Card                61       55       70       15       13
             Other                     412      444      217      132      102
             Year 2000                  --       --       --      200       --
                                   -------------------------------------------
                                    $7,227   $5,987   $4,701   $3,393   $2,626
                                   ===========================================


            Management considers the present allowance to be appropriate and adequate to cover losses inherent in the loan portfolio based on the current economic environment. However, future economic changes cannot be predicted. Deterioration in economic conditions could result in an increase in the risk characteristics of the loan portfolio and an increase in the provision for loan losses.

            The following table presents a summary of non-performing assets as of December 31, ($000):

                                     2002              2001               2000               1999              1998
                                     ----              ----               ----               ----              ----
                                         % of               % of               % of              % of              % of
                               Amount    Total   Amount     Total   Amount     Total   Amount    Total   Amount    Total
                             -----------------  -----------------  -----------------  ----------------  ----------------
Non-Accrual Loans
-----------------
Commercial                     $1,605    49.7%    $  335    40.1%    $  595    65.7%    $  272   70.6%    $  --     0.0%
Construction                       --     0.0%        --     0.0%        --     0.0%        --    0.0%       --     0.0%
Commercial Mortgage                --     0.0%       184    22.0%        --     0.0%        --    0.0%       --     0.0%
Residential Mortgage            1,624    50.3%       303    36.3%       288    31.8%        86   22.3%       --     0.0%
Installment                        --     0.0%        13     1.6%        23     2.5%        27    7.0%       --     0.0%
Credit Card                        --     0.0%        --     0.0%        --     0.0%        --    0.0%       --     0.0%
                             -----------------  -----------------  -----------------  ----------------  ----------------

   Total                       $3,229   100.0%    $  835   100.0%    $  906   100.0%    $  385  100.0%    $  --     0.0%
                             =================  =================  =================  ================  ================

Loans 90 Days Past Due -
Still Accruing                 $    9            $    5              $   --             $ 385             $ --

Restructured due to troubled
conditions of the borrower     $2,902            $   --              $   --             $  --             $ --

The following table summarizes the Corporation's non-performing loans.

                                                                2002         2001         2000         1999         1998
                                                                ----         ----         ----         ----         ----
Loan Type
---------
Commercial

      # of loans                                                     11            7           11            2            1
      Interest income recognized                             $  111,591   $    9,534   $   55,432   $   43,771   $       --
      Additional interest income if loan had been accruing   $   54,952   $   25,191   $   65,435   $    1,897   $    2,041

Installment

      # of loans                                                     --            1            3            1           --
      Interest income recognized                             $       --   $       --   $    1,760   $    1,615   $       --
      Additional interest income if loan had been accruing   $       --   $    1,545   $    2,176   $    1,921   $       --

Residential mortgage loans

      # of loans                                                     12            6            5            1            1
      Interest income recognized                             $   18,650   $    1,925   $    7,095   $    4,563   $       --
      Additional interest income if loan had been accruing   $   34,598   $   24,785   $   16,454   $    1,483   $    1,327

Credit cards

      # of loans                                                     --           --            4           --           --
      Interest income recognized                             $       --   $       --   $      167   $       --   $       --
      Additional interest income if loan had been accruing   $       --   $       --   $    1,821   $       --   $       --

Restructured loans                                           $2,901,600   $       --   $       --   $       --   $       --

Capital Resources

            The Corporation's only source of capital since commencing operations has been from issuance of common stock, results of operations, issuance of long term debt to a non-affiliated third party, and the issuance of company obligated mandatorily redeemable preferred capital securities.

            The Corporation maintains a Revolving Credit Agreement with Harris Trust and Savings Bank in the amount of $5,000,000, of which none has been drawn, that will mature September 28, 2003.

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

            The Bank has incurred indebtedness pursuant to FHLB advances as follows:

                        Amount               Rate                Maturity
                        ------               ----                --------

                   $ 6,000,000               5.66%               09/04/2003

                     5,000,000               5.39%               02/26/2004

                     5,000,000               5.15%               04/23/2004

                     5,000,000               5.14%               08/01/2005

                     3,000,000               5.39%               10/03/2005

                     5,000,000               5.43%               03/16/2006

                     5,000,000               5.32%               05/08/2006

                     8,000,000               4.19%               07/24/2007

                     3,000,000               5.57%               08/13/2007

                     3,000,000               5.55%               10/02/2008
                 -------------

                   $48,000,000



The Bank may add indebtedness of this nature in the future if determined to be in the best interest of the Bank.

            Capital for the Bank is above well-capitalized regulatory requirements at December 31, 2002. Pertinent capital ratios for the Bank as of December 31, 2002 are as follows:

                                              Well       Adequately
                                   Actual  Capitalized   Capitalized
                                   ------  -----------   -----------
Tier 1 risk-based capital ratio     8.9%      6.0%           4.0%

Total risk-based capital ratio     10.1%     10.0%           8.0%

Leverage ratio                      6.6%      5.0%           4.0%


            Dividends from the Bank to the Corporation may not exceed the undivided profits of the Bank (included in consolidated retained earnings) without prior approval of a federal regulatory agency. In addition, Federal banking laws limit the amount of loans the Bank may make to the Corporation, subject to certain collateral requirements. No loans were made during 2002 by the Bank to the Corporation, but a dividend of $650,000 was declared and made during 2002. No dividends were declared, or loans made, during 2001 by the Bank to the Corporation.



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

            The following table shows the impact of a 200 basis point upward shock on the Corporation's Gap Report as of December 31, 2002 (in $000's):

       Current                                       Cost/Revenue
                                      Under 1 Year    Over 1 Year       Total
                                      ------------    -----------       -----

       Assets                           $19,952         $14,899        $34,851

       Liabilities / Equity               6,802           3,965         10,767
                                        -------         -------        -------

       Net Interest Income              $13,150         $10,934        $24,084



       Shock Calculation                             Cost/Revenue
                                      Under 1 Year    Over 1 Year       Total
                                      ------------    -----------       -----

       Assets                           $26,710         $14,966        $41,676

       Liabilities / Equity              12,261           3,965         16,226
                                        -------         -------        -------

       Net Interest Income              $14,449         $11,001        $25,450



       Summary:


       Net interest income - current    $24,084

       Net interest income - shocked     25,450
                                        -------

       Change $                         $ 1,366

       Change %                            5.37%

            The following table shows the impact of a 200 basis point downward shock on the Corporation's Gap Report as of December 31, 2002 (in $000's):

Current                                       Cost/Revenue
                               Under 1 Year    Over 1 Year       Total
                               ------------    -----------       -----

Assets                           $ 19,952        $ 14,899      $ 34,851

Liabilities / Equity                6,802           3,965        10,767
                                 --------        --------      --------

Net Interest Income              $ 13,150        $ 10,934      $ 24,084



Shock Calculation                             Cost/Revenue
                               Under 1 Year    Over 1 Year       Total
                               ------------    -----------       -----

Assets                           $ 16,887        $ 13,642      $ 30,529

Liabilities / Equity                4,268           3,965         8,233
                                 --------        --------      --------

Net Interest Income              $ 12,619        $  9,677      $ 22,296


Summary:


Net interest income - current    $ 24,084

Net interest income - shocked      22,296
                                 --------

Change $                         $ (1,788)

Change %                            -8.02%

Item 7B.  Report of Management on Internal Control
--------------------------------------------------

            The National Bank of Indianapolis Corporation is responsible for the preparation, integrity, and fair presentation of the financial statements included in this report. The consolidated financial statements and notes included in the audited financial statements have been prepared in conformity with accounting principles generally accepted in the United States and necessarily include some amounts that are based on management's best estimates and judgments.

            We, as management of The National Bank of Indianapolis Corporation, are responsible for establishing and maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in conformity with accounting principles generally accepted in the United States. The system of internal control over financial reporting as it relates to the financial statements contains self-monitoring mechanisms, and compliance is tested and evaluated through a program of internal audits. Actions are taken to correct potential deficiencies as they are identified. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that controls can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in condition, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

            The Audit Committee, consisting entirely of outside directors, meets regularly with management, internal auditors and independent auditors, and reviews audit plans and results, as well as management's action taken in discharging responsibilities for accounting, financial reporting, and internal controls. Ernst & Young LLP, independent auditors, and the internal auditors have direct and confidential access to the Audit Committee at all times to discuss the results of their examinations.

            Management assessed the Corporation's system of internal control over financial reporting as of December 31, 2002, in relation to criteria for effective internal control over financial reporting as described in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2002, its system of internal control over financial reporting met those criteria.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------



                         Report of Independent Auditors

Board of Directors
The National Bank of Indianapolis Corporation


We have audited the accompanying consolidated balance sheets of The National Bank of Indianapolis Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The National Bank of Indianapolis Corporation and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.


                                                        /s/ Ernst & Young LLP

Indianapolis, Indiana
January 24, 2003

                  The National Bank of Indianapolis Corporation
                           Consolidated Balance Sheets

                                                                           December 31
                                                                      2002              2001
                                                                 -------------------------------
Assets
Cash and due from banks                                          $  45,889,548     $  34,844,360
Reverse repurchase agreements                                        5,000,000       120,000,000
Federal funds sold                                                  18,177,463        14,254,204

Available-for-sale securities                                       83,990,335        27,256,474
Held-to-maturity securities                                         30,092,736         8,390,651
                                                                 -------------------------------
Total investment securities                                        114,083,071        35,647,125

Loans                                                              528,911,217       452,060,303
     Less:  Allowance for loan losses                               (7,227,000)       (5,986,965)
                                                                 -------------------------------
Net loans                                                          521,684,217       446,073,338
Premises and equipment                                               9,248,290         9,257,236
Accrued interest receivable                                          3,974,258         2,826,831
Stock in federal banks                                               3,401,500         3,401,500
Other assets                                                         5,056,126         4,392,496
                                                                 -------------------------------
Total assets                                                     $ 726,514,473     $ 670,697,090
                                                                 ===============================

Liabilities and shareholders' equity
Deposits:
     Noninterest-bearing demand deposits                         $ 137,575,932     $  94,874,420
     Money market and saving deposits                              305,605,133       303,375,408
     Time deposits over $100,000                                    36,811,165        36,886,744
     Other time deposits                                            64,350,290        70,988,791
                                                                 -------------------------------
Total deposits                                                     544,342,520       506,125,363
Security repurchase agreements                                      74,273,774        68,351,632
FHLB advances                                                       48,000,000        50,000,000
Company obligated mandatorily redeemable preferred
     capital securities of subsidiary trust holding solely
     the junior subordinated debentures of the parent company       13,500,000        13,500,000
Other liabilities                                                    5,151,028         4,250,093
                                                                 -------------------------------
Total liabilities                                                  685,267,322       642,227,088

Shareholders' equity:
     Common stock, no par value:
          Authorized shares; 2002 and 2001- 3,000,000
          Issued and outstanding shares; 2002-2,442,324;
                    2001-1,965,944                                  26,862,276        20,883,428
     Unearned compensation                                          (1,218,746)         (439,790)
     Additional paid in capital                                      2,562,990                --
     Retained earnings                                              12,519,902         7,963,066
     Accumulated other comprehensive income                            520,729            63,298
                                                                 -------------------------------
Total shareholders' equity                                          41,247,151        28,470,002
                                                                 -------------------------------
Total liabilities and shareholders' equity                       $ 726,514,473     $ 670,697,090
                                                                 ===============================

See accompanying notes.

                  The National Bank of Indianapolis Corporation
                        Consolidated Statements of Income

                                                                  Years ended December 31
                                                           2002            2001            2000
                                                      ---------------------------------------------
Interest income:
     Interest and fees on loans                        $ 30,593,437    $ 30,798,679    $ 28,244,569
     Interest on investment securities                    3,683,093       6,154,280       5,718,341
     Interest on federal funds sold                         573,328       1,045,685       1,355,758
     Interest on reverse repurchase agreements              245,442         802,762              --
                                                      ---------------------------------------------
Total interest income                                    35,095,300      38,801,406      35,318,668

Interest expense:
     Interest on deposits                                 9,144,476      13,919,427      14,723,423
     Interest on repurchase agreements                      752,464       3,156,276       3,003,715
     Interest on FHLB advances                            2,720,963       2,434,022       1,142,990
     Interest on long-term debt                           1,443,674       1,443,135         915,555
                                                      ---------------------------------------------
Total interest expense                                   14,061,577      20,952,860      19,785,683
                                                      ---------------------------------------------
Net interest income                                      21,033,723      17,848,546      15,532,985

Provision for loan losses                                 1,500,000       1,440,000       1,440,000
                                                      ---------------------------------------------
Net interest income after provision for loan losses      19,533,723      16,408,546      14,092,985

Other operating income:
     Trust fees and commissions                           2,323,032       2,051,864       1,670,431
     Service charges and fees on deposit accounts         2,226,686       1,649,962         902,147
     Building rental income                                 480,375         474,298         683,984
     Net gain (loss) on sale of mortgage loans              705,611         435,058          (1,008)
     Interchange income                                     526,067         467,278         399,126
     Other income                                         1,213,691         844,113         623,250
                                                      ---------------------------------------------
Total other operating income                              7,475,462       5,922,573       4,277,930

Other operating expenses:
     Salaries, wages, and employee benefits              11,278,361       9,385,469       7,943,647
     Occupancy expense                                    1,450,186       1,418,344       1,214,008
     Furniture and equipment expense                        895,505         875,624         748,360
     Professional services                                  743,508         851,131         720,966
     Data processing                                      1,288,961       1,185,545         921,227
     Business development                                   735,212         661,702         499,683
     Other expenses                                       3,060,337       2,442,705       1,953,817
                                                      ---------------------------------------------
Total other operating expenses                           19,452,070      16,820,520      14,001,708
                                                      ---------------------------------------------
Net income before tax                                     7,557,115       5,510,599       4,369,207
     Federal and state income tax                         3,000,279       2,140,556       1,719,458
                                                      ---------------------------------------------
Net income after tax                                   $  4,556,836    $  3,370,043    $  2,649,749
                                                      =============================================

Basic earnings per share                               $       1.99    $       1.76    $       1.39
                                                      =============================================

Diluted earnings per share                             $       1.88    $       1.55    $       1.24
                                                      =============================================

See accompanying notes.

                  The National Bank of Indianapolis Corporation
                 Consolidated Statements of Shareholders' Equity

                                                                                                       Accumulated
                                                                                          Additional      Other
                                               Common       Unearned         Paid in      Retained     Comprehensive
                                               Stock      Compensation       Capital      Earnings     Income (Loss)      Total
                                            --------------------------------------------------------------------------------------
Balance at December 31, 1999                $ 20,534,340   $   (817,014)            --   $  1,943,274  $    (24,756)  $ 21,635,844

Comprehensive income:
     Net income                                       --             --             --      2,649,749            --      2,649,749
     Other comprehensive income
          Net unrealized gain on
               investments, net of tax
               of $219                                --             --             --             --        25,090         25,090
                                                                                                                      ------------
Total comprehensive income                                                                                               2,674,839


Issuance of stock (8,791 shares)                 176,820        (81,000)            --             --            --         95,820

Repurchase of stock (2,000 shares)               (46,000)            --             --             --            --        (46,000)
Compensation earned                                   --        299,303             --             --            --        299,303
                                            --------------------------------------------------------------------------------------
Balance at December 31, 2000                  20,665,160       (598,711)            --      4,593,023           334     24,659,806

Comprehensive income:
     Net income                                       --             --             --      3,370,043            --      3,370,043
     Other comprehensive income
          Net unrealized gain on
               investments, net of tax
               of $41,298                             --             --             --             --        62,964         62,964
                                                                                                                      ------------
Total comprehensive income                                                                                               3,433,007

Issuance of stock (10,782 shares)                262,818        (47,422)            --             --            --        215,396
Repurchase of stock (1,800 shares)               (44,550)            --             --             --            --        (44,550)
Compensation earned                                   --        206,343             --             --            --        206,343
                                            --------------------------------------------------------------------------------------
Balance at December 31, 2001                  20,883,428       (439,790)            --      7,963,066        63,298     28,470,002

Comprehensive income:
     Net income                                       --             --             --      4,556,836            --      4,556,836
     Other comprehensive income
          Net unrealized gain on
               investments, net of tax
               of $300,031                            --             --             --             --       457,431        457,431
                                                                                                                      ------------
Total comprehensive income                                                                                               5,014,267

Income tax benefit from exercise of
  warrants & options                                  --             --      2,562,990             --            --      2,562,990

Issuance of stock (477,479 shares)             6,009,648     (1,061,450)            --             --            --      4,948,198
Repurchase of stock (1,100 shares)               (30,800)            --             --             --            --        (30,800)
Compensation earned                                   --        282,494             --             --            --        282,494
                                            --------------------------------------------------------------------------------------
Balance at December 31, 2002                $ 26,862,276   $ (1,218,746)  $  2,562,990   $ 12,519,902  $    520,729   $ 41,247,151
                                            ======================================================================================

See accompanying notes.

                  The National Bank of Indianapolis Corporation
                      Consolidated Statements of Cash Flows

                                                                                  Years ended December 31
                                                                         2002              2001              2000
                                                                    -------------------------------------------------
Operating activities
Net income                                                          $   4,556,836     $   3,370,043     $   2,649,749
Adjustments to reconcile net income to net
     cash provided by operating activities:
          Provision for loan losses                                     1,500,000         1,440,000         1,440,000
          Depreciation and amortization                                 1,056,034         1,070,855           935,882
          Income tax benefit from exercise of warrants & options        2,562,990                --                --
          Stock compensation                                              109,918           110,000                --
          Net accretion of investments                                  1,151,094        (1,652,102)       (1,349,135)
          Unearned compensation amortization                              282,494           206,343           299,303
          (Increase) decrease in:
               Accrued interest receivable                             (1,147,427)          616,672          (147,493)
               Other assets                                              (963,659)         (802,469)       (1,224,827)
          Increase in:
               Other liabilities                                          900,935           537,880         1,049,731
                                                                    -------------------------------------------------
Net cash provided by operating activities                              10,009,215         4,897,222         3,653,210

Investing activities
Net change in federal funds sold                                       (3,923,259)        1,279,249         1,768,851
Net change in reverse repurchase agreements                           115,000,000      (120,000,000)               --
Proceeds from maturities of investment
     securities held to maturity                                        1,797,727         3,954,061         2,953,285
Proceeds from maturities of investment
     securities available for sale                                     62,376,100       175,020,797       191,818,216
Proceeds from sales of investment securities available for sale         9,998,502                --                --
Purchases of investment securities held to maturity                   (23,796,563)       (3,363,863)       (5,765,926)
Purchases of investment securities available for sale                (129,205,346)     (123,524,709)     (221,333,698)
Net increase in loans                                                 (77,110,879)      (90,612,302)      (50,255,788)
Purchases of premises and equipment                                    (1,047,088)       (2,085,607)       (1,252,697)
                                                                    -------------------------------------------------
Net cash used by investing activities                                 (45,910,806)     (159,332,374)      (82,067,757)

Financing activities
Net increase in deposits                                               38,217,157        95,691,810        65,425,432
Net change in security repurchase agreements                            5,922,142        10,890,378        17,266,237
Net change in FHLB advances                                            (2,000,000)       26,000,000        10,000,000
Proceeds from issuance of long-term debt                                       --                --         1,500,000
Repayment of long-term debt                                                    --                --        (7,500,000)
Proceeds from issuance of capital securities                                   --                --        13,500,000
Repurchase of stock                                                       (30,800)          (44,550)          (46,000)
Proceeds from issuance of stock                                         4,838,280           105,396            95,820
                                                                    -------------------------------------------------
Net cash provided by financing activities                              46,946,779       132,643,034       100,241,489
                                                                    -------------------------------------------------

Increase (decrease) in cash and cash equivalents                       11,045,188       (21,792,118)       21,826,942
Cash and cash equivalents at beginning of year                         34,844,360        56,636,478        34,809,536
                                                                    -------------------------------------------------
Cash and cash equivalents at end of year                            $  45,889,548     $  34,844,360     $  56,636,478
                                                                    =================================================

Interest paid                                                       $  14,144,085     $  21,217,998     $  18,917,557
                                                                    =================================================
Income taxes paid                                                   $     405,325     $   2,700,277     $   2,209,100
                                                                    =================================================

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

Investment Securities

Investments in debt securities are classified as held-to-maturity or available-for-sale. Management determines the appropriate classification of the securities at the time of purchase.

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

The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization is included in interest income from investments and is computed using a method which approximates the level-yield method. Interest and dividends are included in interest income from investments. Realized gains and losses, and declines in value judged to be other-than-temporary are included in other income. The cost of securities sold is based on the specific identification method.

Loans

Interest income on commercial, mortgage and certain installment loans is accrued on the principal amount of such loans outstanding. Loans are placed on non-accrual status when significant doubt exists as to the collectibility of principal or interest.

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

Mortgage Servicing Rights

Mortgage servicing rights are recognized as separate assets when rights are acquired through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Mortgage servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.

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

Stock Based Compensation

Effective January 1, 2001, the Corporation compensates directors with cash and stock. To employees, and to directors through December 31, 2000, the Corporation grants stock options for a fixed number of shares with an exercise price which approximates the fair value of shares at the date of grant. As discussed further in Note 9.,expense for director and employee compensation under stock option plans is based on Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25), with expense reported only if options are granted below market price at grant date. Pro forma disclosures of net income and earnings per share are provided as if the fair value method of Financial Accounting Standard Board (FASB) Statement No. 123 "Accounting for Stock Based Compensation", as amended by FASB Statement No. 148, were used for stock-based compensation.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over their vesting periods. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement No. 123 to stock-based compensation.

                                                                     2002           2001          2000
                                                                 ----------------------------------------
Net income, as reported                                          $4,556,836     $3,370,043     $2,649,749
Add: stock-based compensation expense, net of related taxes
                                                                    170,598        124,610        180,749
Less: total stock-based compensation expense determined under fair-value-based method, net of taxes
                                                                   (529,881)      (253,831)      (387,740)
                                                                 ----------------------------------------
Pro forma net income                                             $4,197,553     $3,240,822     $2,442,758
                                                                 ========================================

Earnings per share:
  Basic, as reported                                             $     1.99     $     1.76     $     1.39
  Basic, pro forma                                               $     1.83     $     1.69     $     1.28

   Diluted, as reported                                          $     1.88     $     1.55     $     1.24
   Diluted, pro forma                                            $     1.73     $     1.49     $     1.14

Reclassifications

Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform with the 2002 presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Restrictions on Cash and Due From Bank Accounts

The Corporation is required to maintain average reserve balances with the Federal Reserve Bank or as cash on hand or on deposit with a correspondent bank. The required amount of reserve was approximately $25,000 at December 31, 2002 and 2001.

3. Investment Securities

The following is a summary of available-for-sale securities and held-to-maturity securities:

                                                   Available-for-Sale Securities
                                      ---------------------------------------------------------
                                                         Gross           Gross       Estimated
                                        Amortized      Unrealized      Unrealized      Fair
                                          Cost           Gain            Loss          Value
                                      ---------------------------------------------------------
December 31, 2002
U.S. Treasury securities               $ 2,100,309    $    13,230    $       275    $ 2,113,264
U.S. Government agencies                79,930,066        845,676             --     80,775,742
Collateralized mortgage obligations      1,097,683          3,646      1,101,329
                                      ---------------------------------------------------------
                                       $83,128,058    $   862,552    $       275    $83,990,335
                                      =========================================================
December 31, 2001
U.S. Treasury securities               $ 2,113,700    $    12,385    $        --    $ 2,126,085
U.S. Government agencies                23,262,121         88,863             --     23,350,984
Collateralized mortgage obligations      1,775,838          3,578    $        11      1,779,405
                                      ---------------------------------------------------------
                                       $27,151,659    $   104,826    $        11    $27,256,474
                                      =========================================================

                                                      Held-to-Maturity Securities
                                      ---------------------------------------------------------
                                                         Gross           Gross       Estimated
                                        Amortized      Unrealized      Unrealized      Fair
                                          Cost           Gain            Loss          Value
                                      ---------------------------------------------------------
December 31, 2002
Collateralized mortgage obligations    $24,333,493    $   339,440    $    12,644    $24,660,289
Municipals                               5,534,243        552,233             --      6,086,476
Other securities                           225,000         10,391             --        235,391
                                      ---------------------------------------------------------
                                       $30,092,736    $   902,064    $    12,644    $30,982,156
                                      =========================================================
December 31, 2001
Collateralized mortgage obligations    $ 2,696,147    $     6,816    $    21,832    $ 2,681,131
Municipals                               5,494,504        184,573             --      5,679,077
Other securities                           200,000          1,925          1,028        200,897
                                      ---------------------------------------------------------
                                       $ 8,390,651    $   193,314    $    22,860    $ 8,561,105
                                      =========================================================


Investment securities with a carrying value of approximately $71,000,000 and $2,100,000 at December 31, 2002 and 2001, respectively were pledged as collateral for bankruptcy accounts to the U.S. Department of Justice, Treasury Tax and Loan, and securities sold under agreements to repurchase.

The amortized cost and estimated fair value of debt and marketable equity securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                          Estimated
                                           Amortized        Fair
                                             Cost           Value
                                          --------------------------
Available-for-Sale
Due in one year or less                   $46,938,336    $47,223,221
Due after one year through five years      35,092,039     35,665,785
Collateralized mortgage obligations         1,097,683      1,101,329
                                          --------------------------
                                          $83,128,058    $83,990,335
                                          ==========================
Held-to-Maturity
Due after one year through five years     $   150,000    $   156,605
Due after five years through ten years      5,609,243      6,165,262
Collateralized mortgage obligations        24,333,493     24,660,289
                                          --------------------------
                                          $30,092,736    $30,982,156
                                          ==========================

4. Loans and Allowance for Loan Losses

Loans consist of the following at December 31:

                                                  2002            2001
                                               ----------------------------
Residential loans secured by real estate       $184,141,018    $168,900,807
Commercial loans secured by real estate         113,398,604      82,255,861
Other commercial and industrial loans           182,993,990     150,101,133
Loans to individuals for household, family,
    and other consumer expenditures              48,377,605      50,802,502
                                               ----------------------------
Total loans                                    $528,911,217    $452,060,303
                                               ============================

Activity in the allowance for loan losses was as follows:

                                           2002         2001          2000
                                       ----------------------------------------

Beginning balance                       $5,986,965    $4,700,672    $3,392,587
Loans charged off (net)                   (259,965)     (153,707)     (131,915)
Provision for loan losses                1,500,000     1,440,000     1,440,000
                                       ----------------------------------------
Ending balance                          $7,227,000    $5,986,965    $4,700,672
                                       ========================================

At December 31, 2002 twenty-three loans with a combined balance of $3,229,000 were considered to be impaired. At December 31, 2001 thirteen loans with a combined balance of $835,000 were considered to be impaired. The average combined balance of impaired loans during 2002 and 2001 was $1,864,000 and $973,000, respectively.

Loans are principally to borrowers in the Central Indiana area.

5. Premises and Equipment

Premises and equipment consist of the following at December 31:

                                                       2002            2001
                                                   ----------------------------

Land and improvements                              $ 2,270,444      $2,270,444
Building and improvements                            5,027,631       4,242,697
Construction in progress                               244,564         489,649
Leasehold improvements                               1,611,134       1,562,388
Furniture and equipment                              5,993,658       5,535,165
                                                   ----------------------------
                                                    15,147,431      14,100,343
Less accumulated depreciation and amortization      (5,899,141)     (4,843,107)
                                                   ----------------------------
Net premises and equipment                          $9,248,290      $9,257,236
                                                   ============================

Certain Corporation facilities and equipment are leased under various operating leases. Rental expense under these leases was $245,629, $240,913, and $175,435 for 2002, 2001, and 2000, respectively.

Future minimum rental commitments under noncancelable leases are:

                      2003                             $   242,373
                      2004                                 224,224
                      2005                                 212,744
                      2006                                 157,469
                      2007                                 136,003
                   Thereafter                              231,347
                                                     ----------------
                                                        $1,204,160
                                                     ================

6. Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was $80,021,212 and $69,216,879 at December 31, 2002 and 2001, respectively.

The balance of capitalized servicing rights, net of valuation allowances, included in other assets at December 31, 2002 and 2001, was $780,093 and $742,115, respectively. The valuation allowance related to these rights were $261,174 and $0, respectively.

7. Deposits

At December 31, 2002 the stated maturities of time deposits are as follows:

                                                                    Greater
                                                 Less than            Than
                                                 $100,000          $100,000
                                               -------------------------------

Mature in three months or less                  $16,033,990       $13,132,946
Mature after three months through six months      8,444,470         5,985,896
Mature after six months through twelve months    10,710,978         5,257,148
Mature in 2002                                   13,894,220         7,422,085
Mature in 2003                                    6,952,406         1,980,136
Thereafter                                        8,314,226         3,032,954
                                               -------------------------------
                                                $64,350,290       $36,811,165
                                               ===============================

8. Other Borrowings

Security repurchase agreements are short-term borrowings that generally mature within one to three days from the transaction date. At December 31, 2002 and 2001 the weighted average interest rate on these borrowings was 1.08% and 3.43%, respectively.

All of the FHLB advances have a fixed interest rate and require monthly interest payments. The principal balances for each of the advances is due at maturity. The advances are collateralized by a pledge covering certain of the Corporation's mortgage loans.

A schedule of the FHLB advances as of December 31, 2002 is as follows:

                   Amount        Rate            Maturity
             -----------------------------------------------
                 $6,000,000      5.66%          09/04/2003
                  5,000,000      5.39%          02/26/2004
                  5,000,000      5.15%          04/23/2004
                  5,000,000      5.14%          08/01/2005
                  3,000,000      5.39%          10/03/2005
                  5,000,000      5.43%          03/16/2006
                  5,000,000      5.32%          05/08/2006
                  8,000,000      4.19%          07/24/2007
                  3,000,000      5.57%          08/13/2007
                  3,000,000      5.55%          10/02/2008
             ---------------
               $ 48,000,000
             ===============

The Corporation has a $5,000,000 Revolving Credit Agreement with Harris Trust and Savings Bank maturing September 28, 2003. At December 31, 2002 and 2001, $0 was outstanding, respectively. Several interest rate options, including an adjusted LIBOR rate, are available to the Corporation on any amounts drawn on the line. Interest payments are due quarterly. The Corporation also pays a commitment fee of .25% per annum on the average daily unused portion of the line of credit. The line is collateralized by the issued and outstanding stock of the Bank. In addition, this agreement requires the maintenance of certain ratios and compliance with various other restrictive covenants.

In September of 2000, the Trust, which is wholly owned by the Corporation, issued $13,500,000 of company obligated mandatorily redeemable capital securities. The proceeds from the issuance of the capital securities and from the issuance of related common securities of $418,000 were used by the Trust to purchase from the Corporation $13,918,000 Fixed Rate Junior Subordinated Debentures. The capital securities mature September 6, 2030, have a fixed interest rate of 10.60%, and are guaranteed by the Bank. The net proceeds received by the Corporation from the sale of the capital securities were used for general corporate purposes. The indenture, dated September 7, 2000, requires compliance with certain non-financial covenants.

9. Stock Option and Award and Employee Benefit Programs

The Board of Directors of the Corporation adopted stock option plans for directors and key employees at the initial formation of the Bank in 1993. The Board of Directors authorized 130,000 shares in 1993, 90,000 shares in 1996, 150,000 shares in 1999, and an additional 120,000 during 2002 to be reserved for issuance under the Corporation's stock option plan. All of the options in these plans remain exercisable for a period of 10 years from the date of issuance, subject to the terms and conditions of the plans.

Shares subject to outstanding options are summarized as follows:

                                                                     December 31
                                  ----------------------------------------------------------------------
                                          2002                     2001                   2000
                                  ----------------------------------------------------------------------
                                               Weighted-               Weighted-               Weighted-
                                               Average                 Average                 Average
                                               Exercise                Exercise                Exercise
                                   Options      Price       Options     Price      Options      Price
                                  ----------------------------------------------------------------------
Options outstanding at
   beginning of year               315,500     $ 14.75     316,500     $ 14.65     287,500     $ 13.95
New options
   granted                         115,057       27.58       4,000       23.00      31,000       21.13
Options exercised                  (37,800)      12.25          --       --             --       --
Options forfeited                   (1,200)      19.00      (5,000)      15.33      (2,000)      19.00
                                 ---------               ---------               ---------
Options outstanding at end
   of year                         391,557     $ 18.75     315,500     $ 14.75     316,500     $ 14.65
                                 =========               =========               =========

Exercisable at year end            260,300     $ 15.72     241,800     $ 13.47     220,500     $ 13.01
Weighted-average fair value of
   options granted
   during the year                             $ 11.06                 $  9.32                 $  9.77

As of December 31, 2002 total shares which may be purchased under the plans is 391,557 with option prices ranging from $10.00 to $27.75. The weighted-average remaining contractual life of those options is six years.

The Board of Directors also approved a restricted stock plan in 1993. Shares reserved by the Corporation for the restricted stock plan include 50,000 shares in 1993, 20,000 shares in 1996, 40,000 in 1999 and an additional 55,000 shares in 2002. Under this plan, shares were issued in the proceeding years as detailed in the following table. The Corporation recorded each stock issuance in shareholders' equity with an offsetting contra-equity account, unearned compensation, equal to the fair market value of the shares at the grant date. The unearned compensation is amortized over the vesting period.

      Fiscal       Number of
      Year          Shares        Shares        Unearned            Vesting                Date
      Ended         Issued       Forfeited     Compensation         Schedule            Fully Vested
---------------------------------------------------------------------------------------------------------
      1994          48,000         1,500         $604,500      50% - July 1, 1998        July 1, 2000
                                                               25% - January 1, 1999
                                                               25% - July 1, 2000
      1997          19,500           700          242,332         20% per year         January 1, 2002
      1998           1,000             -           14,000         20% per year         January 1, 2003
      1999          36,000         2,000          646,000          5 yr. cliff           June 30, 2004
      2000           5,000             -          100,000          5 yr. cliff          March 16, 2005
      2001           3,000             -           69,000          5 yr. cliff         January 26, 2006
      2002           1,500             -           37,500          5 yr. cliff           June 11,2006
      2002           6,500             -          178,750          4 yr. Cliff          August 31, 2006
      2002          30,800           500          845,200          5 yr. Cliff           June 20, 2007

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

During 2002, certain officers/directors of the Corporation exercised their warrants/options to purchase 422,175 shares of common shares. The exercise price ranged from $10.00 to $22.50 with a weighted average exercise price of $10.66 and the weighted average fair market value of the stock was $26.05.

The Corporation has elected to follow APB 25 and related Interpretations in accounting for its director and employee stock options, restricted stock and warrants. Under APB 25, because the exercise price of the Corporation's director and employee stock options and warrants equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

See Note. 1 for the pro forma information regarding net income and earnings per share as required by FASB Statement No. 123, which also requires that the information be determined as if the Corporation has accounted for its stock options, restricted stock and warrants granted under the fair value method of that Statement. The fair value for the options and warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted- average assumptions: a dividend yield of 0%; volatility factor of the expected market price of the Corporation's common stock of .001; and an expected life of the options of 10 years. The risk-free interest rate was estimated to be 5.2% to 5.66%, 5.33%, and 6.26% to 6.53% for 2002, 2001, and 2000, respectively.
The fair value for the restricted stock is estimated to equal the fair value of unrestricted stock and be restricted for a weighted average of five years.

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

The Corporation has a trusteed 401(k) retirement savings plan covering substantially all employees and encouraging employee contributions. Employer contributions include Board of Director discretionary contributions and the matching of a portion of employee contributions. The Corporation expensed approximately $167,000, $146,000, and $98,000 for employer contributions to the plan during 2002, 2001, and 2000, respectively.

10. Dividend and Loan Limitation and Regulatory Capital Ratios

Dividends from the Bank to the Corporation may not exceed the undivided profits of the Bank (included in consolidated retained earnings) without prior approval of a federal regulatory agency. In addition, Federal banking laws limit the amount of loans the Bank may make to the Corporation, subject to certain collateral requirements. No loans were made during 2002 or 2001 by the Bank to the Corporation. The Bank declared $650,000 and $0 dividends to the Corporation during 2002 and 2001, respectively.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of total qualifying capital to total adjusted asset (as defined). Management believes, as of December 31, 2002 and 2001, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2002, the most recent notification from the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and leveraged capital ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios are also presented in the following table.

                                                                               To be well
                                                                            capitalized under
                                                        For capital         prompt corrective
                                     Actual           adequacy purposes     action provisions
                             ------------------------------------------------------------------
As of December 31, 2002         Amount     Ratio       Amount     Ratio       Amount      Ratio
                             -----------   -----    -----------   -----    -----------    -----
Tier 1 Risk-Based Capital    $47,501,118    8.9%    $21,477,933    4.0%    $32,216,900     6.0%

Total Risk-Based Capital      54,219,332   10.1%     42,955,867    8.0%     53,694,834    10.0%

Leveraged Capital             47,501,118    6.6%     28,755,905    4.0%     35,944,882     5.0%

As of December 31, 2001

Tier 1 Risk-Based Capital     41,413,685    9.4%     17,717,936    4.0%     26,576,905     6.0%

Total Risk-Based Capital      46,956,098   10.6%     35,435,873    8.0%     44,294,841    10.0%

Leveraged Capital             41,413,685    6.2%     26,669,813    4.0%     33,337,265     5.0%

11. Related Parties

Certain directors and principal shareholders of the Corporation, including their families and companies in which they are principal owners, are loan customers of and have other transactions with the Corporation or its subsidiary in the ordinary course of business. The aggregate dollar amount of these loans was approximately $8,770,311 and $7,251,832 on December 31, 2002 and 2001,
respectively. All of the loans made were on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with unrelated parties. The amounts do not include loans made in the ordinary course of business to companies in which officers or directors of the Corporation are either officers or directors, but are not principal owners, of such companies. During 2002, new loans to these parties amounted to $2,201,228 and repayments amounted to $682,749.

12. Income Taxes

The Corporation applies a federal income tax rate of 34% and a state tax rate of 8.5% in the computation of tax expense or benefit. The provision for income taxes consisted of the following:


                                      2002            2001            2000
                                  --------------------------------------------
Current tax expense                $3,636,852      $2,646,904      $2,262,449
Deferred tax benefit                 (636,573)       (506,348)       (542,991)
                                  --------------------------------------------
                                   $3,000,279      $2,140,556      $1,719,458
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

The components of the Corporation's net deferred tax assets in the consolidated balance sheet as of December 31 are as follows:

                                            2002            2001
                                        ---------------------------
Deferred tax assets:
   Allowance for loan losses            $ 2,862,615     $ 2,371,437
   Other                                    590,068         436,561
                                        ---------------------------
      Total deferred tax assets           3,452,683       2,807,998
Deferred tax liability:
   Mortgage servicing rights               (308,995)       (293,952)
   Other                                   (333,296)        (40,197)
                                        ---------------------------
      Total deferred tax liabilities       (642,291)       (334,149)
                                        ---------------------------
      Net deferred tax assets           $ 2,810,392     $ 2,473,849
                                        ===========================

13.  Commitments and Contingencies

A summary of the contractual amount of commitments to extend credit is as follows:

                                                   2002            2001
                                               ----------------------------
Commercial credit lines                        $104,949,477    $ 88,237,003
Revolving home equity and credit card lines      63,441,970      61,865,125
Standby letters of credit                        11,116,928      12,703,423
Other loans                                       2,379,428       2,041,660
                                               ----------------------------
                                               $181,887,803    $164,847,211
                                               ============================

Commitments to extend credit are agreements to lend. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash-flow requirements.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party.

The credit risk associated with loan commitments and standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management's credit assessment of the customer.

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

14. Fair Value of Financial Instruments

FASB Statement No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

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

      Deposits: The fair values disclosed for demand deposits, including interest-bearing and non-interest bearing accounts, passbook savings, and certain types of money market accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

      Security Repurchase Agreements: The carrying amounts of borrowings under repurchase agreements approximate their fair values due to variable interest rates.

      FHLB Advances: The fair value of FHLB advances are based upon discounted cash flows using rates for similar advances with the same maturities.

      Capital securities: The fair value of the preferred capital securities are based upon discounted cash flows using rates for similar securities with the same maturities.

      Off-balances-sheet instruments: Due to variable interest rates, the fair value of commitments to extend credit approximate the carrying value.

The estimated fair values of the Corporation's financial instruments at December 31 are as follows:

                                                         2002                           2001
                                            ------------------------------------------------------------
                                              Carrying          Fair          Carrying          Fair
                                               Amount           Value          Amount           Value
                                            ------------------------------------------------------------
Assets
Cash and due from banks                     $ 45,889,548    $ 45,889,548    $ 34,844,360    $ 34,844,360
Federal funds sold                            18,177,463      18,177,463      14,254,204      14,254,204
Reverse Repurchase Agreements
                                               5,000,000       5,000,000     120,000,000     120,000,000
Investment securities available-for-sale
                                              83,990,335      83,990,335      27,256,474      27,256,474
Investment securities held-to-maturity
                                              30,092,736      30,982,156       8,390,651       8,561,105
Net loans                                    521,684,217     525,006,358     446,073,338     458,142,957
Stock in federal banks                         3,401,500       3,401,500       3,401,500       3,401,500

Liabilities
Deposits                                     544,342,520     546,351,117     506,125,363     508,364,621
Security Repurchase Agreements
                                              74,273,774      74,273,774      68,351,632      68,351,632
FHLB advances                                 48,000,000      50,671,440      50,000,000      51,452,244
Capital securities                            13,500,000      14,866,537      13,500,000      14,754,919

Off-Balance-Sheet Instruments
Commitments to extend credit                          --              --              --              --

15. Earnings Per Share

Basic net income per common share is computed by dividing net income applicable to common stock by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing net income applicable to common stock by the weighted average number of shares, non-vested stock and dilutive common stock equivalents outstanding during the period. Common stock equivalents consist of common stock issuable under the assumed exercise of warrants and stock options granted under the Corporation's stock plans, using the treasury stock method. A computation of earnings per share follows:

                                            2002          2001          2000
                                         --------------------------------------

Basic average shares outstanding          2,288,715     1,916,658     1,908,476
                                         ======================================

Net income                               $4,556,836    $3,370,043    $2,649,749
                                         ======================================

Basic net income per common share        $     1.99    $     1.76    $     1.39
                                         ======================================

Diluted
   Average shares outstanding             2,288,715     1,916,658     1,908,476
   Nonvested restricted stock                48,300        27,600        28,920
   Common stock equivalents
      Net effect of the assumed exercise
             of stock options                77,518        80,040        69,164
       Net effect of the assumed
             exercise of warrants            14,581       149,521       138,227
                                         --------------------------------------
Diluted average shares                    2,429,114     2,173,819     2,144,787
                                         ======================================

Net income                               $4,556,836    $3,370,043    $2,649,749
                                         ======================================

Diluted net income per common share      $     1.88    $     1.55    $     1.24
                                         ======================================

16. Parent Company Financial Statements

The condensed financial statements of the Corporation, prepared on a parent company unconsolidated basis, are presented as follows:

Balance Sheet

                                                      December 31
                                                  2002          2001
                                              --------------------------
Assets
Cash                                          $ 7,313,809    $   642,034
Investment in subsidiaries                     48,517,856     41,958,395
Other assets                                      395,564        389,000
                                              --------------------------
Total assets                                  $56,227,229    $42,989,429
                                              ==========================

Liabilities and shareholders' equity
Other liabilities                             $ 1,062,078    $   601,427
Subordinated debt                              13,918,000     13,918,000
                                              --------------------------
Total liabilities                              14,980,078     14,519,427

Shareholders' equity                           41,247,151     28,470,002
                                              --------------------------
Total liabilities and shareholders' equity    $56,227,229    $42,989,429
                                              ==========================

Statements of Income
                                                                     Years ended December 31
                                                               2002            2001           2000
                                                           -------------------------------------------
Interest income                                            $    65,119     $    58,222     $   154,624
Interest expense                                             1,443,674       1,443,135         915,555
Other operating expenses:
   Unearned compensation amortization                          282,494         206,343         299,303
   Other expenses                                              316,483         285,162          52,661
                                                           -------------------------------------------
Total other operating expenses                                 598,977         491,505         351,964
                                                           -------------------------------------------
Net loss before tax benefit and equity in undistributed
   net income of The National Bank of Indianapolis
                                                            (1,977,532)     (1,876,418)     (1,112,895)
Tax benefit                                                    782,338         756,260         490,356
                                                           -------------------------------------------

Net loss before equity in undistributed net income of
   The National Bank of Indianapolis                        (1,195,194)     (1,120,158)       (622,539)

Equity in undistributed net income of The National
   Bank of Indianapolis                                      5,752,030       4,490,201       3,272,288
                                                           -------------------------------------------
Net income                                                 $ 4,556,836     $ 3,370,043     $ 2,649,749
                                                           ===========================================

Statements of Cash Flows

                                                                               Years ended December 31
                                                                        2002             2001           2000
                                                                   ----------------------------------------------
Operating activities
Net income                                                         $  4,556,836     $  3,370,043     $  2,649,749
Adjustments to reconcile net income to net cash provided
  by operating activities:
      Undistributed income of The National Bank of Indianapolis
                                                                     (5,752,030)      (4,490,201)      (3,272,288)
      Income tax benefit from exercise of options & warrants          2,562,990               --               --
      Stock compensation                                                109,918          110,000               --
      Unearned compensation amortization                                282,494          206,343          299,303
      (Increase) decrease in other assets                                (6,564)          49,019         (438,019)
      Increase in other liabilities                                     460,651          106,341          382,895
                                                                   ----------------------------------------------
Net cash provided by (used by) operating activities                   2,214,295         (648,455)        (378,360)

Investing activities
Capital contribution to The National Bank of Indianapolis
                                                                     (1,000,000)      (1,000,000)      (5,500,000)
Dividends from The National Bank of Indianapolis                        650,000               --               --
Capital contribution to NBIN Statutory Trust I                               --               --         (418,000)
                                                                   ----------------------------------------------
Net cash used by investing activities                                  (350,000)      (1,000,000)      (5,918,000)

Financing activities
Proceeds from issuance of stock                                       4,838,280          105,396           95,820
Repurchase of stock                                                     (30,800)         (44,550)         (46,000)
Proceeds of issuance of long-term debt                                       --               --       15,418,000
Repayment of long-term debt                                                  --               --       (7,500,000)
                                                                   ----------------------------------------------
Net cash provided by financing activities                             4,807,480          170,846        7,967,820
                                                                   ----------------------------------------------

Increase (decrease) in cash and cash equivalents                      6,671,775       (1,587,609)       1,671,460

Cash and cash equivalents at beginning of year                          642,034        2,229,643          558,183
                                                                   ----------------------------------------------
Cash and cash equivalents at end of year                           $  7,313,809     $    642,034     $  2,229,643
                                                                   ==============================================

17. Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2002 and 2001:

                                  March 31        June 30    September 30    December 31
                                --------------------------------------------------------
2002

Interest income                 $ 8,432,837    $ 8,761,125    $ 9,030,932    $ 8,870,406
Interest expense                  3,825,423      3,633,413      3,432,602      3,170,139
                                --------------------------------------------------------

Net interest income               4,607,414      5,127,712      5,598,330      5,700,267

Provision for loan losses           450,000        450,000        300,000        300,000
Other operating income            1,666,772      1,977,197      1,872,262      1,959,231
Other operating expense           4,559,236      4,543,060      5,055,581      5,294,193
                                --------------------------------------------------------

Net income before tax             1,264,950      2,111,849      2,115,011      2,065,305

Federal and state income tax        509,484        837,032        838,048        815,715

                                --------------------------------------------------------

Net income after tax            $   755,466    $ 1,274,817    $ 1,276,963    $ 1,249,590
                                ========================================================

Basic earnings per share        $      0.36    $      0.54    $      0.54    $      0.55
Diluted earnings per share      $      0.34    $      0.51    $      0.51    $      0.52

2001

Interest income                 $10,105,609    $10,088,267    $ 9,782,393    $ 8,825,137
Interest expense                  5,735,933      5,621,096      5,192,694      4,403,137
                                --------------------------------------------------------

Net interest income               4,369,676      4,467,171      4,589,699      4,422,000

Provision for loan losses           360,000        360,000        360,000        360,000
Other operating income            1,404,253      1,366,042      1,590,126      1,562,152
Other operating expense           4,045,373      4,059,737      4,389,298      4,326,112
                                --------------------------------------------------------

Net income before tax             1,368,556      1,413,476      1,430,527      1,298,040

Federal and state income tax        528,263        554,708        552,362        505,223
                                --------------------------------------------------------

Net income after tax            $   840,293    $   858,768    $   878,165    $   792,817
                                ========================================================

Basic earnings per share        $      0.44    $      0.45    $      0.46    $      0.41
Diluted earnings per share      $      0.39    $      0.40    $      0.40    $      0.36

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
--------------------------------------------------------------------

            None.



PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

            The following sets forth information as to each director and executive officer of the Corporation and the Bank as of December 31, 2002, including their ages, present principal occupations, other business experience during the last five years and directorships in other publicly held companies. Each individual's service with the Corporation and the Bank began at the formation of the Corporation in 1993, unless otherwise noted. In addition, all current directors of the Corporation are also current directors of the Bank. Certain family relationships exist among the directors of the Corporation. Michael S. Maurer and Morris L. Maurer are cousins. There are no arrangements or understandings between any of the directors pursuant to which any of them have been selected for their respective positions.

            KATHRYN G. BETLEY - Age 60, Term Expires 2003. Ms. Betley, a director, has been chairman of the board, secretary and co-owner of Romancing the Seasons, a retail store located in Indianapolis, from 1989 through the present. Ms. Betley is an active community volunteer in the Indianapolis area and is involved with and serves on the boards of many civic organizations.

            JAMES M. CORNELIUS - Age 59, Term Expires 2004. James M. Cornelius serves as non-executive Chairman of the Board of Guidant Corporation, a leading cardiac and vascular medical device company (New York Stock Exchange: GDT), whose global headquarters are located in Indianapolis, Indiana. He was elected Chairman of the Board of Directors, and its senior executive, in September 1994 when the Company was formed. Mr. Cornelius relinquished his executive responsibilities in 2001, upon retirement after 33 years of combined service to Guidant and Eli Lilly and Company.

            From 1994 to 2001, Guidant sales had tripled to $2.5 billion, the number of employees had grown from 5,000 to 10,000 and the Company's stock market capitalization had increased from $1 billion to over $18 billion. Fortune Magazine ranked Guidant 35th in their year 2001 list of "America's Most Admired Companies" and has included Guidant in their annual listing of the "100 Best Companies to Work for in America" on three occasions.

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

            DAVID R. FRICK - Age 58, Term Expires 2003. Mr. Frick, a director, is the executive vice president and chief legal and administrative officer of Anthem Insurance Companies, Inc. (a health care management and health insurance company). He served as managing partner of Baker & Daniels, one of Indiana's largest law firms, from 1987 through 1992. Mr. Frick was engaged in the private practice of law from 1969 to 1976, when he became Corporation Counsel and Deputy Mayor of the City of Indianapolis. Mr. Frick returned to the private practice of law in 1982 in Indianapolis. Mr. Frick is a member of the Board of Managers of Anthem Prescription Management LLC, President and Director of Anthem Blue Cross and Blue Shield Foundations, Inc. Mr. Frick is also a director of Anthem Benefit Administrators, Inc., Anthem East, Inc., Anthem Financial, Inc., Anthem Health Plans of Connecticut, Inc., Anthem Health Plans of Maine, Inc., Anthem Health Plans of New Hampshire, Inc., Anthem Life Insurance Company, Anthem Midwest, Inc., Anthem West, Inc., Associated Group, Inc., The Anthem Companies, Inc., AdminaStar Federal, Inc., AllMed Financial Corp., HMO Colorado, Inc,. Health Care Ventures, Inc., Health Initiatives, Inc., Lease Partners, Inc., Matthew Thornton Health Plan, Inc., Matthew Thornton Insurance, Inc., Northeast Consolidated Services, Inc., Occupational Healthcare Management Services, Inc., Raffensperger, Hughes & Co., Inc., Rocky Mountain Administrative Services Company, Inc., Rocky Mountain Health Care Corporation, Rocky Mountain Hospital and Medical Service, Inc.

            ANDRE B. LACY - Age 63, Term Expires 2005. Mr. Lacy, a director, began his career in 1961 with the predecessor of Lacy Diversified Industries, Inc. as an analyst. Mr. Lacy held various positions with the company before becoming chairman and chief executive officer of LDI, Ltd. (Limited Partnership) and its subsidiaries. Its various entities include: Lacy Distributions, Inc.; Major Video Concepts; Tucker-Rocky Distributing; Answer Products, Inc.; and FinishMaster, Inc.

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

            G. BENJAMIN LANTZ, JR. - Age 66, Term Expires 2004. Dr. Lantz, a director, was president of the University of Indianapolis from 1988 through May 1998. He is currently retired and now serves as an independent consultant. He served approximately 18 years in the administration of various colleges before he became vice president, administration and development at NESCO, Inc., a privately held manufacturing, real estate and engineering company located in Mayfield Heights, Ohio. Dr. Lantz's responsibilities included supervision of legal counsel and corporate recruitment. Dr. Lantz was also involved in acquisitions and divestitures and locating, analyzing and negotiating and conducting due diligence activities for the purchase of companies. Dr. Lantz also monitored corporate activities for four companies. He is a director of Administar Federal Inc.

            WILLIAM J. LOVEDAY - Age 59, Term Expires 2004. Mr. Loveday, a director, is currently the president and chief executive officer of Clarian Health Partners, Inc. Mr. Loveday has served in that capacity since 1988. Mr. Loveday is also a director of Indianapolis

Life Insurance Company, Indiana Health Industry Forum, Healthcare Research Development Institute, Inc., IUPUI Board of Advisors, and Indiana Health and Hospital Association. From 1983 to 1988, Mr. Loveday was executive vice president and chief operating officer of Memorial Medical Center of Long Beach, California.

            MICHAEL S. MAURER - Age 60, Term Expires 2004. Mr. Maurer, the chairman of the board of the Corporation and the Bank, was self-employed as an attorney from 1969 through 1988. In 1987 Mr. Maurer became chief executive officer and fifty percent owner of MYSTAR Corp., a broadcasting company which owns Indianapolis radio stations WTPI-FM, WZPL-FM and WMyS-AM. In 1990 Mr. Maurer became chief executive officer and fifty percent owner of IBJ Corp., a publishing company which owns The Indianapolis Business Journal, The Court and Commercial Record, Indiana Lawyer, and Senior Beacon. From April 1991 through December 1992, Mr. Maurer served as a director and member of the Executive Committee of Merchants National Bank/National City Bank, Indianapolis, Indiana. Mr. Maurer is currently chairman of the board of MyStar Communications and IBJ Corporation. He is also a director of Jewish Community Relations Council, Indianapolis Chamber of Commerce, Central Indiana Corporate Partnership, Inc., Greater Indianapolis Progress Committee and is a member of Indiana Square, LLC.

            MORRIS L. MAURER - Age 51, Term Expires 2005. Mr. Maurer is the president, chief executive officer and a director of the Corporation and the Bank. He was employed by Indiana National Bank/INB Financial Corporation from 1975 through 1992. In Mr. Maurer's capacity as senior vice president, he was responsible for corporate-wide strategic planning, venture capital, chairman of corporate and lead bank ALCO committees, mergers and acquisitions, and economic research. As chief financial officer, Mr. Maurer was responsible for general accounting, controller, investment, funds desk, security sales and brokerage functions. In addition, Mr. Maurer was a member of the executive management committee, and chairman of the state-wide bank integration committee. Mr. Maurer is a director of Historic Landmarks Foundation of Indiana, serves as the Treasurer of Indianapolis Civic Theatre and is a Trustee of Indianapolis Museum of Art.

            PHILIP B. ROBY - Age 59, Term Expires 2003. Mr. Roby is the executive vice president, chief operating officer and a director of the Corporation and the Bank and is also the chief lending officer of the Bank. He began his career at Indiana National Bank in 1965 in its Management Training Program. During the years between 1967 to 1973, Mr. Roby worked as a Commercial Lending Officer and Correspondent Banking Officer at Indiana National Bank. In 1973, he was named manager of the Commercial Credit Department with responsibility for the Commercial Credit Training Program in Commercial Loan Analysis. In 1975, he became president of two real estate subsidiaries of the parent holding company, Indiana National Financial Corporation.

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

            TODD H. STUART - Age 37, Term Expires 2005. Mr. Stuart, a director, has been employed by Stuart's Household Furniture Moving & Storage, Inc., a household and commercial moving, packing and warehousing business since 1983. As vice president of the company, Mr. Stuart's responsibilities include sales, daily operations and supervision of more than 40 employees. Mr. Stuart is a director of Brightpoint, Inc. and is on the Board of Governors of the Indianapolis Museum of Art.

            DEBRA L. ROSS - Age 41. Ms. Ross is the chief financial officer of the Corporation and the Bank. She was employed as a staff accountant at KPMG-Peat Marwick from 1987 to 1989. From 1989 to 1993 she was employed by Summit Bank as assistant vice president and assistant controller, where she was responsible for developing and administering accounting policies and procedures, regulatory reporting, financial analysis, budgeting, and directing and supervising the activities of the accounting and cash management departments.

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



ITEM 11.  Executive Compensation
--------------------------------

Compensation of Directors
-------------------------

To assist in attaining profitability, prior to 2001 Directors of the Corporation and the Bank were compensated for their services as directors solely by the grant of stock options. In June 1996 the Board of Directors adopted a resolution providing that Directors be compensated with stock options each year having a net present value of approximately $17,500 to $20,000 until such time as the Directors are compensated with cash compensation. After analyzing the form and amount of compensation paid to similarly situated companies, the Directors determined that beginning in 2001, Directors would be compensated in the form of cash and grants of stock. For 2002, Messrs. Cornelius, Frick, Lacy, Lantz, Loveday and Stuart and Ms. Betley each were awarded 360 shares of stock and were paid $833 per board meeting attended and $500 per committee meeting attended. Michael S. Maurer, who is the Chairman of the Corporation but is not an employee of the Corporation, received no cash compensation since the organization of the Corporation until 2002. In recognition of this, Mr. Maurer was awarded options in 2002 by the Board of Directors to purchase 29,000 shares, with an exercise price equal $27.50 per share, which was the fair market value at the date of grant. Mr. Maurer also received an additional $80,000 fee payment in 2002 for his service as Chairman in 2001. Beginning in 2002, the Board of Directors determined to pay Mr. Maurer an annual director fee composed of a cash payment equal to $40,000 in January and a grant of shares of the Corporation equal to $40,000 in July, which number of shares equaled 1,441 shares for 2002. Mr. Maurer receives no other fees in his capacity as a director. Morris L. Maurer and Philip B. Roby were not separately compensated for their services as directors of the Corporation or the Bank.

Compensation Committee Report
-----------------------------

            Decisions on compensation of the Corporation?s executives are made by the Compensation Committee of the Board, which also serves as the Compensation Committee of the Bank. Each member of the Compensation Committee is a non-employee director. All decisions of the Compensation Committee relating to the compensation of the Corporation and the Bank's executive officers are reviewed by the full Board.

            Compensation Policies Toward Executive Officers

            The Compensation Committee?s executive compensation policies are designed to provide competitive levels of compensation to the executive officers and to reward officers for individual performance and for performance of the Corporation as a whole. Although there are established goals and standards relating to performance of the Corporation, these goals and standards have not been established solely for utilization in setting compensation of individual employees. The Compensation Committee does, however, consider the Corporation and the Bank's performance compared to the Annual Plan and compared to certain established non-financial goals in setting compensation levels

            Base Salary

            Each executive officer is reviewed individually by the Compensation Committee, which review includes an analysis of the performance of the Corporation and the Bank. In addition, the review includes, among other things, an analysis of the individual'?s performance during the past fiscal year, focusing primarily upon the following aspects of the individual?'s job or characteristics of the individual exhibited during the most recent fiscal year: quality and quantity of work; supervisory skills; dependability; initiative; attendance; overall skill level; and overall value to the Corporation.

            Bonus Amounts

            During 2002, the Board of Directors approved an incentive bonus plan ("Incentive Bonus Plan") for all employees of the Bank applicable only in 2002. Under the terms of the Incentive Bonus Plan, all employees were entitled to receive a bonus of up to 15% of their salary, depending upon the amount, if any, by which the Bank exceeded its profit plan. An additional bonus in the aggregate amount of $55,000 was awarded to Morris L. Maurer and Philip B. Roby for exceptional individual performance in areas considered critical to the success of the Bank. This bonus was based upon a review of compensation levels in other financial institutions similar in size to the Corporation and the Bank, and a comparison of the Corporation's performance compared to the 2002 goals for growth in assets, loans, "wealth management" assets under management, net income, and after consideration of non-financial performance, including the results of regulatory examinations.

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

            Mr. Maurer's 2002 Compensation

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

Summary Compensation Table
--------------------------

            The following table sets forth for the fiscal year ending December 31, 2002 the cash compensation paid by the Corporation or the Bank, as well as certain other compensation paid or awarded during those years, to the chief executive officer and any other executive officer whose total annual salary and bonus equaled or exceeded $100,000.

                               Annual Compensation (1)         Long Term Compensation
--------------------------------------------------------------------------------------------------------
Name and Principal          Year     Salary     Bonus        Restricted     Securities           All
                                                                Stock       Underlying          Other
Position                              ($)      ($)(2)          Awards      Options/SARS     Compensation
                                                               ($)(3)           (#)              (4)
--------------------------------------------------------------------------------------------------------
Morris L. Maurer,           2002    $222,308     $62,747      $111,000        9,500           $5,507
President and Chief         2001    $205,655     $53,726         $0            -0-            $5,100
Executive Officer           2000    $189,069     $23,520         $0            -0-            $3,740
--------------------------------------------------------------------------------------------------------
Philip B. Roby,             2002    $193,567     $54,635      $83,250         7,500           $2,409
Executive Vice              2001    $181,769     $47,301         $0            -0-            $2,028
President and Chief         2000    $168,923     $21,014         $0            -0-            $3,740
Operating Officer
--------------------------------------------------------------------------------------------------------
Debra L. Ross, Senior       2002    $99,238      $18,886      $41,625         4,000           $3,380
Vice President and          2001    $92,077      $13,349         $0            -0-            $3,223
Chief Financial Officer     2000    $83,217      $15,352         $0            -0-            $2,128
--------------------------------------------------------------------------------------------------------

(1) While executive officers enjoy certain perquisites, such perquisites are less than 5% of such officer's salary and bonus and are not required to be reported.
(2) Amounts include amounts awarded under the Incentive Bonus Plan and additional amounts deemed appropriate by the Board of Directors in recognition of performance critical to the success of the Bank.

(3) The 2002 award reported in the table represents awards under the 1993 Restricted Stock Plan of the Corporation. One hundred percent of these shares of restricted stock awarded in 2002 will vest on June 20, 2007. The amounts in the table represent an assumed value of $27.75 per share for 2002, which is the value determined by the Board of Directors, without giving effect to the diminution in value attributable to the restrictions on such stock. Dividends, if declared by the Corporation, would be paid on the restricted shares at the same time and rate as dividends paid to shareholders of unrestricted shares. At December 31, 2002, the total number and value (based on a value of $29.50 per share) of shares of restricted stock held by the named executive officers were as follows: Mr. Maurer (37,000 shares; $1,091,500); Mr. Roby (27,000 shares;
            $796,500); and Ms. Ross (4,000 shares; $118,000). The assumed value of $29.50 at December 31, 2002 is the value determined by the Board of Directors for purposes of the Corporation's 401(k) Savings Plan to be the "fair market value" of a share of the Corporation's Common Stock at December 31, 2002, without giving effect to the diminution in value attributable to the restrictions on such stock. Because there is not an established trading market for the Common Stock, the assumed price of $29.50 may not reflect the actual price which would be paid for a share of the Common Stock in an active or established trading market and should not necessarily be relied upon when determining the value of a shareholder's investment.
(4) These amounts represent amounts contributed by the Corporation under the Corporation's 401(k) plan.


Employee Benefit Plans
----------------------

            Stock Plans

            The Corporation has adopted a stock option program for directors of the Corporation and the Bank, and a separate stock option program for officers and key employees of the Corporation and the Bank. The Corporation has also adopted a restricted stock plan for officers and employees of the Corporation and the Bank. Under the option programs, options for an aggregate of 490,000 shares may be granted. A total of 165,000 shares have been reserved for issuance under the restricted stock plan. The Board of Directors of the Corporation believes these programs provide an important incentive to those who will be instrumental to the success of the Corporation and of the Bank. A more detailed description of each of the programs is set forth below.

            1993 Employees' Stock Option Plan. This plan provides for the grant of "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code and the grant of nonqualified stock options (the "Plan"). The Plan provides for the award of stock options to elected officers and key employees of the Corporation and its subsidiaries, including the Bank, which currently is the Corporation's only subsidiary. The exercise price for all options granted under the Plan will not be less than the greater of $10.00 or the fair market value of the Shares on the date of grant. The Plan will expire on May 31, 2008.

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

            A total of 340,000 shares has been reserved for issuance under the Employee Stock Option Plan. As of March 25, 2003, there were 38,243 shares available for issuance under the Plan.

            Options Grants in Last Fiscal Year

            The following table provides details regarding stock options granted to Morris L. Maurer, Philip B. Roby, and Debra L. Ross in 2002. In addition, in accordance with the rules of the Securities and Exchange Commission, there are shown the hypothetical gains or "options spreads" that would exist for respective options. These gains are based on assumed rates of annual compound stock price appreciation of five percent (5%) and ten percent (10%) from the date the options were granted over the full option term. Gains are reported net of the option exercise price, but before any effect of taxes. In assessing these values, it should be kept in mind that no matter what value is placed on a stock option on the date of grant, its ultimate value will be dependent on the market value of the Corporation's stock at a future date, and that value would depend on the efforts of such executive to foster the future success of the Corporation for the benefit of all shareholders. The amounts reflected in the table may not necessarily be achieved.

-----------------------------------------------------------------------------------------------------------------------------------


                                     Percent of total                                                     Potential Realizable Value
                   Number of Shares   options granted  Market Price on                                    at Assumed Rates of Stock
                  Underlying Options  to employees in  Exercise or Base  Date of Grant                      Price Appreciation for
      Name             Granted        Fiscal Year (%)  Price ($/Share)     ($/Share)     Expiration Date         Option Term
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                           5% ($)          10% ($)
-----------------------------------------------------------------------------------------------------------------------------------
Morris L. Maurer        9,500             11.0%            $27.75           $27.75       June 20, 2012    $165,792         $420,150
Philip B. Roby          7,500              9.7%            $27.75           $27.75       June 20, 2012    $130,889         $331,698
Debra L. Ross           4,000              4.6%            $27.75           $27.75       June 20, 2012    $69,807          $176,905
-----------------------------------------------------------------------------------------------------------------------------------

            Aggregate Fiscal Year-end Option Values Table

            The following table shows the number of shares covered by both exercisable and non-exercisable stock options by Messrs. M.L. Maurer and Roby and Ms. Ross as of December 31, 2002. Also reported are the values for the "in-the-money" options, which represent the positive spread between the exercise price of any such existing stock options and the year-end assumed price of the Common Stock. For purposes of the following table, the year-end price of the stock was assumed to be $29.50, which is the value determined by the Board of Directors for purposes of the Corporation's 401(k) Savings Plan to be the "fair market value" of a share of the Corporation's Common Stock at December 31, 2002. Because there is not an established trading market for the Common Stock, the assumed price of $29.50 may not reflect the actual price which would be paid for shares of the Common Stock in an active or established trading market and should not necessarily be relied upon when determining the value of a shareholder's investment.

                        Number of Shares        Underlying Value of Unexercised
                       Unexercised Options          in-the-Money Options
                       at Fiscal Year End            at Fiscal Year End
                              (#)                           ($)
--------------------------------------------------------------------------------
  Name            Exercisable   Unexercisable    Exercisable     Unexercisable
--------------------------------------------------------------------------------
Morris L. Maurer    42,500         14,500         $761,250          $69,125
Philip B. Roby      31,000         11,500         $550,500          $42,000
Debra L. Ross        1,200          4,800          $12,600          $15,400
--------------------------------------------------------------------------------

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

            The Directors' Plan provides for the grant of nonqualified stock options to acquire shares of the Corporation at a price equal to the greater of $10.00 or the fair market value of the shares on the date of grant. A total of 150,000 shares has been reserved for issuance under the Directors' Plan. As of March 25, 2003 there were 14,000 shares available for issuance under the Directors' Plan.

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

            The Restricted Stock Plan provides for the issuance of up to 165,000 Shares. The plan expires on May 31, 2008. As of March 25, 2003, there were 16,700 shares available for issuance under the Restricted Stock Plan.

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

            Each participant may enter into a salary redirection agreement with the Corporation or the Bank whereby the Corporation or the Bank redirects to the participant's account in the 401(k) Plan an amount, on a pre-tax basis, equal to not less than one percent (1%) or more than (50%) of the participant's compensation, as defined in the 401(k) Plan. If a participant makes salary redirection contributions to the 401(k) Plan, the Corporation will make a matching contribution in the amount necessary to match 50% of the participant's salary redirection contribution up to 6% of the participant's compensation, as defined in the 401(k) Plan. The Board of Directors of the Corporation may, in its discretion, make an additional matching contribution to the 401(k) Plan in such amount as the Board may determine. In addition, the Corporation may fund all or any part of its matching contributions with shares of its stock. The Corporation also may, in its discretion, make a profit sharing contribution to the 401(k) Plan.

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

                       FIVE YEAR TOTAL SHAREHOLDER RETURN

            The following indexed graph indicates the Corporation's total return to its shareholders on its common stock for the past five years, assuming dividend reinvestment, as compared to total return for the Russell 2000 Index and the Peer Group Index (which is a line-of-business index prepared by an independent third party consisting of stock of banks with assets between $500 million and $1 billion). The comparison of total return on investment for each of the periods assumes that $100 was invested on January 1, 1998, in each of the Corporation, the Russell 2000 Index, and the Peer Group Index. Shares of the common stock of the Corporation are not traded on any national or regional exchange or in the over-the-counter market and there is not established market for the common stock. For purposes of the following graph, the year-end price of the stock was assumed to be the value determined by the Board of Directors for purposes of the Corporation's 401(k) Savings Plan to be the "fair market value" of a share of the Corporation's Common Stock at December 31. Because there is not an established trading market for the Common Stock, these assumed prices may not reflect the actual price which would be paid for shares of the Common Stock in an active or established trading market and should not necessarily be relied upon when determining the value of a shareholder's investment.


                        [PERFORMANCE CHART APPEARS HERE]

                                                                    Period Ending
                                           -----------------------------------------------------------
Index                                       12/31/97  12/31/98  12/31/99  12/31/00  12/31/01  12/31/02
------------------------------------------------------------------------------------------------------
National Bank of Indianapolis Corporation    100.00    125.00    142.86    164.29    185.71    210.71
Russell 2000                                 100.00     97.45    118.17    114.60    117.45     93.39
SNL $500M-$1B Bank Index                     100.00     98.32     91.02     87.12    113.02    144.30

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
----------------------------------------------------------------------------

            The following table sets forth as of March 25, 2003 the total number of shares of Common Stock of the Corporation beneficially owned by each director and executive officer of the Corporation and by all directors and executive officers as a group. The number of shares shown as being beneficially owned by each director and executive officer are those over which he or she has sole voting or investment power, unless otherwise noted.


--------------------------------------------------------------------------------
   Name of Beneficial Owner                   Number of Shares  Percent of Class
--------------------------------------------------------------------------------
Kathryn G. Betley                                  13,635 (1)       0.6%
James M. Cornelius                                 32,260 (2)       1.3%
David R. Frick                                     24,010           1.0%
Andre B. Lacy                                      45,760 (3)       1.9%
G. Benjamin Lantz, Jr.                             24,310 (3)       1.0%
William J. Loveday                                 12,160 (1)       0.5%
Michael S. Maurer                                 688,291 (4)      27.8%
Morris L. Maurer                                  166,910 (5)       6.6%
Philip B. Roby                                     71,997 (6)       2.9%
Todd H. Stuart                                     17,885 (7)       0.7%
Debra L. Ross                                       6,174 (8)       0.3%
Directors and executive officers as a group
  (consisting of 11 individuals)                1,103,392          41.5%
--------------------------------------------------------------------------------


(1) Includes 11,000 shares which such individual has the right to acquire pursuant to the exercise of options. See "Employee Benefit Plans -- 1993 Directors' Stock Option Plan."

(2) Includes 6,000 shares which such individual has the right to acquire pursuant to the exercise of options. See "Employee Benefit Plans -- 1993 Directors' Stock Option Plan."

(3) Includes 17,000 shares which such individual has the right to acquire pursuant to the exercise of options. See "Employee Benefit Plans--1993 Directors' Stock Option Plan."

(4) Includes 29,000 shares which such individual has the right to acquire pursuant to the exercise of options. See "Employee Benefit Plans--1993 Directors' Stock Option Plan"

(5) Includes 38,000 shares held jointly with the spouse of Mr. Maurer, 42,500 shares which Mr. Maurer has the right to acquire pursuant to the exercise of stock options, 38,000 shares which Mr. Maurer has the right to acquire pursuant to stock warrants, 37,000 shares of restricted stock, and 1,910 shares in the 401(k) Plan allocated to the account of Mr. Maurer. See "Employee Benefit Plans -- 1993 Employee Stock Option Plan," and "--1993 Restricted Stock Plan," and " -- Warrants." Mr. Maurer received the warrants in 1993 in consideration of his efforts in organizing the Corporation and the Bank and for services to be rendered after the Bank began operations. The warrants are exercisable and will remain exercisable until 2003 at a purchase price of $10.00 per share, and will immediately become null and void, without any action required by the Corporation or the Bank, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the

            Currency, or the Board of Governors of the Federal Reserve System if any of these regulatory agencies issues a directive or final order to the Corporation or the Bank requiring a contribution of capital.

(6) Includes 9,900 shares held jointly with the spouse of Mr. Roby, 31,000 shares which Mr. Roby has the right to acquire pursuant to the exercise of stock options, 27,000 shares of restricted stock, and 1,597 shares in the 401(k) Plan allocated to the account of Mr. Roby. See "Employee Benefit Plans -- 1993 Employee Stock Option Plan" and "--1993 Restricted Stock Plan."

(7) Includes 14,000 shares which such individual has the right to acquire pursuant to the exercise of options. See "Employee Benefit Plans--1993 Directors' Stock Option Plan."

(8) Includes 1,200 shares which Ms. Ross has the right to acquire pursuant to the exercise of stock options, 4,000 shares of restricted stock, and 974 shares in the 401(k) Plan allocated to the account of Ms. Ross. See "Employee Benefit Plans -- 1993 Employee Stock Option Plan" and "--1993 Restricted Stock Plan."

                             PRINCIPAL SHAREHOLDERS

            The following table contains information concerning individuals or entities who, to the knowledge of the Corporation, beneficially owned on March 25, 2003, more than 5% of the Common Stock of the Corporation:

-------------------------------------------------------------------------
Name and Address of
Beneficial Owner              Shares Beneficially Owned  Percent of Class

Michael S. Maurer                   688,291 (1)                27.8%
Morris L. Maurer                    166,910 (2)                6.6%
Eugene and Marilyn Glick             125,000                   5.1%
-------------------------------------------------------------------------

(1) Includes 29,000 shares which Mr. Maurer has the right to acquire pursuant to the exercise of stock options. See "Employee Benefit Plans--1993 Directors' Stock Option Plan."

(2) Includes 38,000 shares held jointly with the spouse of Mr. Maurer, 42,500 shares which Mr. Maurer has the right to acquire pursuant to the exercise of stock options and 38,000 shares which Mr. Maurer has the right to acquire pursuant to stock warrants, 37,000 shares of restricted stock, and 1,910 shares in the 401(k) Plan allocated to the account of Mr. Maurer. See "Employee Benefit Plans -- 1993 Employees' Stock Option Plan, and -- Warrants."

               DISCLOSURE OF EQUITY COMPENSATION PLAN INFORMATION

                             AS OF DECEMBER 31, 2002

      The following table provides information on all existing Stock Option Plans and Restricted Stock Plans as of December 31, 2002.

---------------------------------------------------------------------------------------------------------------------
            Plan category                            (a)                      (b)                      (c)
            -------------                                                                      Number of securities
                                                                                             remaining available for
                                                                                              future issuance under
                                           Number of securities to     Weighted-average        equity compensation
                                           be issued upon exercise     exercise price of         plans (excluding
                                           of outstanding options,    outstanding options,   securities reflected in
                                             warrants and rights      warrants and rights          column (a))
Equity compensation plans approved by              391,557 (2)                $18.75               74,843 (3) (4)
         security holders (1)
Equity compensation plans not                       38,000 (5)                $10.00                     -0-
approved by security holders
              Total                                429,557                    $17.98               74,843 (3) (4)
---------------------------------------------------------------------------------------------------------------------

(1) Includes all outstanding Stock Option Plans and Restricted Stock Plans of the Corporation.

(2) Includes securities to be issued upon the exercise of options under the Stock Option Plans, and does not include any shares of outstanding restricted stock.

(3) Includes 18,400 shares subject to issuance under the Restricted Stock Plan and 56,443 shares subject to issuance under the Stock Option Plans.

(4) Not reflected in the above are shares which may be issued in connection with the payment of directors' fees. In 2002, each non-employee Director of the Corporation, other than the Chairman of the Board, received as payment, in part, of director fees grants of 360 shares of the common stock of the Corporation (for an aggregate number of 2,520 shares). In addition, the above does not include shares which may be granted to the Chairman of the Board as payment, in part, of his director fee (which were 1,441 shares in 2002). For a discussion of these fees, see the portion of this report entitled "Director Compensation" under Item 11 -- Executive Compensation.

(5) Represents shares subject to issuance upon the exercise of a ten-year warrant granted to Mr. Maurer in 1993 in connection with his efforts in organizing the Corporation in 1993.

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

            Item 14.  Controls and Procedures.
            ---------------------------------

(a) Evaluation of Disclosure Controls and Procedures. The Corporation's principal executive officer and principal financial officer have concluded that the Corporation's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of a date within ninety (90) days prior to the filing date of this Form 10-K, are effective.

(b) Changes in Internal Controls. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.

(c) Limitations on the Effectiveness of Controls. The Corporation's management, including its principal executive officer and principal financial officer, does not expect that the Corporation's disclosure controls and procedures and other internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.


            The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.


(d) CEO and CFO Certifications. Appearing immediately following the Signatures section of this report there are Certifications of the Corporation's principal executive officer and principal financial officer. The Certifications are required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). This Item of this report which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Part IV


Item 15.  Exhibits, Financial Statement Schedules, and Reports on From 8-K
--------------------------------------------------------------------------

(a) (1) The following consolidated financial statements are included in Item 8:

                                                                Page Number in
                                                                          10-K

    Independent Auditors' Report on Consolidated Financial Statements     36

    Consolidated Balance Sheets December 31, 2002 and 2001                37

    Consolidated Statements of Income                                     38
    For the years ended December 31, 2002, 2001 and 2000

    Consolidated Statements of Shareholders' Equity                       39
    For the years ended December 31, 2002, 2001 and 2000

    Consolidated Statements of Cash Flows                                 40
    For the years ended December 31, 2002, 2001, and 2000

    Notes to consolidated Financial Statements                            41

    (2) See response to Item 15 (a)(1). All other financial statement schedules have been omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

    (3) List of Exhibits

Exhibit Number          Description
--------------          -----------

            3a)         Articles of Incorporation of the Corporation, filed as
                        Exhibit 3(i) to the Corporation's Form 10-QSB as of September 30, 1995 are incorporated by reference and Articles of Amendment filed as Exhibit 3(i) to the Form 10-K for the fiscal year ended December 31, 2001

            3b) Bylaws of the Corporation, filed as Exhibit 3(ii) to the Corporation's Form 10-Q as of September 30, 1996 are incorporated by reference

            10a) 1993 Key Employees' Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(a) to the Corporation's Form 10-Q as of June 30, 2002 are incorporated by reference

            10b) 1993 Directors' Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(b) to the Corporation's Form 10-Q as of June 30, 2001 are incorporated by reference

            10c) 1993 Restricted Stock Plan of the Corporation, as amended, filed as Exhibit 10(c) to the Corporation's Form 10-Q as of June 30, 2002 are incorporated by reference

            21          Subsidiaries of the Corporation

            99.1 Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350

            99.2 Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350

(b) No reports on Form 8-K were filed during the last quarter of the fiscal year.

(c)         See the list of exhibits in Item 15 (a) (3).

(d)         No other financial statement schedules are required to be submitted.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) The National Bank of Indianapolis Corporation
             ------------------------------------------------------------------
By (Signature and Title) /S/ Morris L. Maurer                    March 28, 2003
                         -----------------------------           --------------
                         Morris L. Maurer, President &                Date
                         Principal Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title) /S/ Morris L. Maurer                     March 28, 2003
                         -------------------------------------------------------
                         Morris L. Maurer, President &               Date
                         Principal Executive Officer

By (Signature and Title) /S/ Philip B. Roby                       March 28, 2003
                         -------------------------------------------------------
                         Philip B. Roby, Executive Vice President    Date

By (Signature and Title) /S/ Debra L. Ross                        March 28, 2003
                         -------------------------------------------------------
                         Debra L. Ross, Principal Financial          Date
                         and Accounting Officer

By (Signature and Title) /S/ Michael S. Maurer                    March 28, 2003
                         -------------------------------------------------------
                         Michael S. Maurer, Chairman of the Board    Date

By (Signature and Title) /S/ Kathryn G. Betley                    March 28, 2003
                         -------------------------------------------------------
                         Kathryn G. Betley, Director                 Date

By (Signature and Title) /S/ James M. Cornelius                   March 28, 2003
                         -------------------------------------------------------
                         James M. Cornelius, Director                Date

By (Signature and Title) /S/ David R. Frick                       March 28, 2003
                         -------------------------------------------------------
                         David R. Frick, Director                    Date

By (Signature and Title) /S/ Andre B. Lacy                        March 28, 2003
                         -------------------------------------------------------
                         Andre B. Lacy, Director                     Date

By (Signature and Title) /S/ William J. Loveday                   March 28, 2003
                         -------------------------------------------------------
                         William J. Loveday, Director                Date

By (Signature and Title) /S/ G. Benjamin Lantz                    March 28, 2003
                         -------------------------------------------------------
                         G. Benjamin Lantz, Director                 Date

By (Signature and Title) /S/ Todd H. Stuart                       March 28, 2003
                         -------------------------------------------------------
                         Todd H. Stuart, Director                    Date

                                 CERTIFICATIONS

I, Morris L. Maurer, certify that:

1. I have reviewed this annual report on Form 10-K of The National Bank of Indianapolis Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003
                                            /s/  Morris L. Maurer
                                            -----------------------------------
                                            Morris L. Maurer, President
                                            and Chief Executive Officer

                                 CERTIFICATIONS

I, Debra L. Ross, certify that:

1. I have reviewed this annual report on Form 10-K of The National Bank of Indianapolis Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003
                                          /s/ Debra L. Ross
                                          --------------------------------------
                                          Debra L. Ross, Chief Financial Officer

Exhibit Index
-------------

3(i) Articles of Incorporation of The National Bank of Indianapolis Corporation and Articles of Amendment

3(ii)       By-laws of The National Bank of Indianapolis Corporation

10(a)       1993 Key Employees' Stock Option Plan

10(b)       1993 Directors' Stock Option Plan

10(c)       1993 Restricted Stock Plan

21          Subsidiaries of The National Bank of Indianapolis Corporation