Form 10-Q
period 2003-03-31
NATIONAL BANK OF INDIANAPOLIS CORP
filed 2003-05-07
CIK 912382

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---  OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT --- OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ___________


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

                                    Yes     X                 No
                                         -------                  --------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule b-2 of the Exchange).

                                    Yes                       No      X
                                         -------                  ---------

As of May 1, 2003, there were 2,439,755 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one):

                                    Yes                       No      X
                                         -------                  ---------

                                Table of Contents
                  The National Bank of Indianapolis Corporation

                               Report on Form 10-Q
                                for Quarter Ended
                                 March 31, 2003


PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Unaudited)
          Consolidated Balance Sheets - March 31, 2003
          and December 31, 2002...............................................1
          Consolidated Statements of Income -Three Months
          ended March 31, 2003 and 2002.......................................2
          Consolidated Statements of Cash Flows - Three Months
          ended March 31, 2003 and 2002 ......................................3
          Consolidated Statements of Shareholders' Equity - Three Months
          ended March 31, 2003 and 2002.......................................4
          Notes to Consolidated Financial Statements......................5 - 8


Item 2.   Management's Discussion and Analysis...........................9 - 15

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.........16

Item 4.   Controls and Procedures.......................................16 - 17


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings..................................................18
Item 2.   Changes in Securities..............................................18
Item 3.   Default Upon Senior Securities.....................................18
Item 4.   Submission of Matters to a Vote of Security Holders................18
Item 5.   Other Information .................................................18
Item 6.   Exhibits and Reports on Form 8-K...................................19

Signatures        ...........................................................19

Certifications    ........................................................20-21

                  The National Bank of Indianapolis Corporation
                           Consolidated Balance Sheets

                                                                    March 31,     December 31,
                                                                         2003             2002
                                                                  (Unaudited)           (Note)
                                                                ------------------------------
Assets
Cash and due from banks                                         $  45,740,803    $  45,889,548
Reverse repurchase agreements                                      15,000,000        5,000,000
Federal funds sold                                                 28,578,690       18,177,463
Investment securities
     Available-for-sale securities                                 83,072,864       83,990,335
     Held-to-maturity securities                                   20,685,994       30,092,736
                                                                ------------------------------
Total investment securities                                       103,758,858      114,083,071

Loans                                                             552,007,745      528,911,217
     Less:  Allowance for loan losses                              (7,243,569)      (7,227,000)
                                                                ------------------------------
Net loans                                                         544,764,176      521,684,217
Premises and equipment                                              9,241,707        9,248,290
Accrued interest                                                    4,078,346        3,974,258
Stock in federal banks                                              3,461,500        3,401,500
Other assets                                                        4,922,824        5,056,126
                                                                ------------------------------
Total assets                                                    $ 759,546,904    $ 726,514,473
                                                                ==============================

Liabilities and shareholders' equity
Deposits:
     Noninterest-bearing demand deposits                        $ 138,703,934    $ 137,575,932
     Money market and savings deposits                            335,177,233      305,605,133
     Time deposits over $100,000                                   38,274,508       36,811,165
     Other time deposits                                           61,566,428       64,350,290
                                                                ------------------------------
Total deposits                                                    573,722,103      544,342,520
Security repurchase agreements                                     77,688,070       74,273,774
FHLB advances                                                      48,000,000       48,000,000
Company obligated mandatorily redeemable preferred capital
     securities of subsidiary trust holding solely the junior
     subordinated debentures of the parent company                 13,500,000       13,500,000
Other liabilities                                                   4,040,889        5,151,028
                                                                ------------------------------
Total liabilities                                                 716,951,062      685,267,322

Shareholders' equity:
     Common stock, no par value:
     Authorized shares - 3,000,000
     Issued and outstanding shares; 2003 - 2,447,022;
         2002 - 2,442,324                                          26,922,867       26,862,276
     Unearned compensation                                         (1,170,331)      (1,218,746)
     Additional paid in capital                                     2,604,580        2,562,990
     Retained earnings                                             13,816,728       12,519,902
     Accumulated other comprehensive income                           421,998          520,729
                                                                ------------------------------
Total shareholders' equity                                         42,595,842       41,247,151
                                                                ------------------------------
Total liabilities and shareholders' equity                      $ 759,546,904    $ 726,514,473
                                                                ==============================

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements.

                  The National Bank of Indianapolis Corporation
                        Consolidated Statements of Income
                                   (Unaudited)

                                                              Three months ended
                                                                   March 31
                                                               2003         2002
                                                            -----------------------
Interest income:
     Interest and fees on loans                             $7,628,973   $7,433,012
     Interest on investment securities                         839,153      713,557
     Interest on federal funds sold                             88,733      133,435
     Interest on reverse repurchase agreements                  13,797      152,833
                                                            -----------------------
Total interest income                                        8,570,656    8,432,837

Interest expense:
     Interest on deposits                                    1,883,867    2,557,020
     Interest on repurchase agreements                         122,157      192,674
     Interest on FHLB advances                                 622,901      714,854
     Interest on long term debt                                360,875      360,875
                                                            -----------------------
Total interest expense                                       2,989,800    3,825,423
                                                            -----------------------
Net interest income                                          5,580,856    4,607,414

Provision for loan losses                                      300,000      450,000
                                                            -----------------------
Net interest income after provision for loan losses          5,280,856    4,157,414

Other operating income:
     Trust fees and commissions                                565,093      571,337
     Building rental income                                    138,124      118,003
     Service charges and fees on deposit accounts              624,119      518,117
     Net gain on sale of mortgage loans                        362,856      114,619
     Interchange income                                        133,035      128,025
     Other income                                              276,815      216,671
                                                            -----------------------
Total operating income                                       2,100,042    1,666,772

Other operating expenses:
     Salaries, wages and employee benefits                   3,023,236    2,596,414
     Occupancy expense                                         371,273      364,382
     Furniture and equipment expense                           214,212      236,417
     Professional services                                     223,969      206,661
     Data processing                                           329,527      322,232
     Business development                                      243,553      210,775
     Valuation of allowance for mortgage servicing rights      126,389           --
     Other expenses                                            706,015      622,355
                                                            -----------------------
Total other operating expenses                               5,238,174    4,559,236
                                                            -----------------------
Net income before tax                                        2,142,724    1,264,950
     Federal and state income tax                              845,898      509,484
                                                            -----------------------
Net income after tax                                        $1,296,826   $  755,466
                                                            =======================


Basic earnings per share                                    $     0.55   $     0.36
                                                            =======================

Diluted earnings per share                                  $     0.52   $     0.34
                                                            =======================

See notes to consolidated financial statements.

                  The National Bank of Indianapolis Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                        Three months ended
                                                                             March 31
                                                                        2003            2002
                                                                   ----------------------------
Operating Activities
Net Income                                                         $  1,296,826    $    755,466
Adjustments to reconcile net income to net cash
      provided by operating activities:
          Provision for loan losses                                     300,000         450,000
          Depreciation and amortization                                 267,864         270,113
          Valuation of allowance for mortgage servicing rights          126,389              --
          Income tax benefit from exercise of warrants & options         41,590       2,506,446
          Net accretion of investments                                  455,783          26,967
          Unearned compensation amortization                             98,565          41,451
          (Increase) decrease in:
             Accrued interest receivable                               (104,088)       (300,900)
             Other assets                                                71,670      (2,189,657)
          Decrease in other liabilities                              (1,110,139)     (1,351,981)

                                                                   ----------------------------
Net cash provided by operating activities                             1,444,460         207,905
                                                                   ----------------------------

Investing Activities
Net change in federal funds sold                                    (10,401,227)    (25,128,330)
Net change in reverse repurchase agreements                         (10,000,000)     85,000,000
Proceeds from maturities of investment securities held
      to maturity                                                     9,251,892         529,939
Proceeds from maturities of investment securities available
      for sale                                                        1,463,675       4,691,168
Purchases of investment securities held to maturity                     (60,000)             --
Purchases of investment securities available for sale                (1,010,625)    (46,503,165)
Net increase in loans                                               (23,379,959)    (20,082,458)
Purchases of bank premises and equipment                               (261,281)       (182,422)

                                                                   ----------------------------
Net cash used by investing activities                               (34,397,525)     (1,675,268)
                                                                   ----------------------------

Financing Activities
Net increase in deposits                                             29,379,583      30,565,400
Net increase in security repurchase agreements                        3,414,296       4,598,326
Proceeds from issuance of stock                                          40,001       4,393,938
Repurchase of stock                                                     (29,560)             --

                                                                   ----------------------------
Net cash provided by financing activities                            32,804,320      39,557,664
                                                                   ----------------------------

Increase (decrease) in cash and cash equivalents                       (148,745)     38,090,301

Cash and cash equivalents at beginning of year                       45,889,548      34,844,360
                                                                   ----------------------------

Cash and cash equivalents at end of period                         $ 45,740,803    $ 72,934,661
                                                                   ============================


Interest paid                                                      $  3,508,567    $  4,238,790
                                                                   ============================

Income taxes paid                                                  $    808,724    $    155,328
                                                                   ============================

See notes to consolidated financial statements.

                  The National Bank of Indianapolis Corporation
                 Consolidated Statement of Shareholders' Equity
                                   (Unaudited)

                                                                                                        Accumulated
                                                                             Additional                   and Other
                                                     Common       Unearned      Paid In      Retained Comprehensive
                                                      Stock   Compensation      Capital      Earnings        Income         TOTAL
                                              ------------------------------------------------------------------------------------
Balance at December 31, 2001                   $ 20,883,428     $ (439,790) $        --   $ 7,963,066      $ 63,298  $ 28,470,002

Comprehensive income:
    Net income                                                                                755,466                     755,466
    Other comprehensive income
       Net unrealized loss on investments,
         net of tax of $35,957                                                                              (54,820)      (54,820)
                                                                                                                    --------------
Total comprehensive income                                                                                                700,646

Income tax benefit from exercise of warrants &
    options                                                                   2,506,446                                 2,506,446
Issuance of stock (412,375 shares)                4,393,938                                                             4,393,938
Compensation earned                                                 41,451                                                 41,451
                                              ------------------------------------------------------------------------------------
Balance at March 31, 2002                      $ 25,277,366     $ (398,339) $ 2,506,446   $ 8,718,532       $ 8,478  $ 36,112,483
                                              ====================================================================================







Balance at December 31, 2002                   $ 26,862,276   $ (1,218,746) $ 2,562,990  $ 12,519,902     $ 520,729  $ 41,247,151

Comprehensive income:
    Net income                                                                              1,296,826                   1,296,826
    Other comprehensive income
       Net unrealized loss on investments,
         net of tax of $64,758                                                                              (98,731)      (98,731)
                                                                                                                    --------------
Total comprehensive income                                                                                              1,198,095

Income tax benefit from exercise of warrants &
    options                                                                      41,590                                    41,590
Issuance of stock (5,700 shares)                     90,151        (50,150)                                                40,001
Repurchase of stock (1,002 shares)                  (29,560)                                                              (29,560)
Compensation earned                                                 98,565                                                 98,565
                                              ------------------------------------------------------------------------------------
Balance at March 31, 2003                      $ 26,922,867   $ (1,170,331) $ 2,604,580  $ 13,816,728     $ 421,998  $ 42,595,842
                                              ====================================================================================

See notes to consolidated financial statements.

                        The National Bank of Indianapolis
                                   Corporation

                   Notes to Consolidated Financial Statements

                                 March 31, 2003

                          Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of The National Bank of Indianapolis Corporation ("Corporation") and its wholly-owned subsidiaries The National Bank of Indianapolis ("Bank"), and NBIN Statutory Trust I ("the Trust"). All intercompany transactions between the Corporation and its subsidiaries have been properly eliminated. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Form 10-K for the year ended December 31, 2002.

                      Note 2: New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the Interpretation). The Interpretation requires an issuer of a guarantee to recognize an initial liability for the fair value of the obligations covered by the guarantee. The adoption of this Interpretation did not have a material impact on the Corporation's consolidated financial position or results of operations.

                       Note 3: Trust Preferred Securities

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

                    Note 4: Exercise of Warrants and Options

During the first quarter of 2003, one director of the Corporation exercised options to purchase 4,000 common shares. The exercise price was $10.00 and the fair market value of the stock was $29.50.

Due to the exercise of these options in the first quarter of 2003, the Corporation will receive a deduction for tax purposes for the difference between the fair value of the stock at the date of exercise and the exercise price. In accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock-Based Compensation," the Corporation has recorded the income tax benefit of $41,590 as additional paid in capital as of March 31, 2003.

                           Note 5: Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three month period ended March 31, 2003 and 2002.

                                                                 Three months ended
                                                                      March 31,
                                                                  2003         2002
                                                               ----------   ----------
Basic average shares outstanding                                2,361,346    2,094,657
                                                               ==========   ==========

Net income                                                     $1,296,826   $  755,466
                                                               ==========   ==========

Basic net income per common share                              $     0.55   $     0.36
                                                               ==========   ==========

Diluted
     Average shares outstanding                                 2,361,346    2,094,657
     Nonvested restricted stock                                    49,200       25,320
     Common stock equivalents
         Net effect of the assumed exercise of stock options       84,263       73,603
         Net effect of the assumed exercise of warrants            15,071       14,031
                                                               ----------   ----------
Diluted average shares                                          2,509,880    2,207,611
                                                               ==========   ==========

Net income                                                     $1,296,826   $  755,466
                                                               ==========   ==========

Diluted net income per common share                            $     0.52   $     0.34
                                                               ==========   ==========

                          Note 6: Comprehensive Income

The following table sets forth the computation of comprehensive income for the three month period ended March 31, 2003 and 2002.

                                                    Three months ended
                                                         March 31,
                                                    2003           2002
                                                -----------    -----------
Net income                                      $ 1,296,826    $   755,466

Unrealized (losses) on securities, net of tax       (98,731)       (54,820)

                                                -----------    -----------
Comprehensive income                            $ 1,198,095    $   700,646
                                                ===========    ===========


                        Note 7: Stock Based Compensation

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over their vesting periods. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement No. 123 to stock-based compensation.

                                                        Three months ended
                                                              March 31,
                                                         2003          2002
                                                     -----------   -----------

Net income, as reported                              $ 1,296,826   $   755,466

Add:  stock-based compensation expense, net of            59,523        25,032
     related taxes
Less:  total stock-based compensation expense           (114,190)      (53,175)
     determined under fair-value based method, net
     of taxes
                                                     -----------   -----------
Pro forma net income                                 $ 1,242,159   $   727,323
                                                     ===========   ===========


Earnings per share:
     Basic, as reported                              $     0.55    $      0.36
     Basic, pro forma                                $     0.53    $      0.35

     Diluted, as reported                            $     0.52    $      0.34
     Diluted, pro forma                              $     0.49    $      0.33

                      Management's Discussion and Analysis
                 of Financial Condition and Results of Operation


Results of Operations

Three months ended March 31, 2003 Compared to the Three months ended March 31, 2002:

The Corporation's results of operations depend primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. The Corporation had net income of $1,296,826 for the three months ended March 31, 2003 compared to a net income of $755,466 for the three months ended March 31, 2002. This change is primarily due to the growth of the Bank allowing for more interest earning assets and net interest income compared to the same period during 2002, thereby offsetting more of the operating expenses.

Net Interest Income
-------------------
Net interest income increased $973,442 or 21.1% to $5,580,856 for the three months ended March 31, 2003 from $4,607,414 for the three months ended March 31, 2002. Total interest income increased $137,819 for the three months ended March 31, 2003 to $8,570,656 from $8,432,837 for the three months ended March 31, 2002. The increase in interest income is primarily a result of average total loans for the three months ended March 31, 2003 being approximately $533,000,000 compared to average total loans of approximately $459,000,000 for the three months ended March 31, 2002. The increased loan growth is the result of new clients and the addition of experienced lenders to the staff. The loan portfolio produces the highest yield of all earning assets. Investment portfolio income increased $125,596 or 17.6% to $839,153 for the three months ended March 31, 2003, as compared to $713,557 for the three months ended March 31, 2002. Interest on investment securities increased due to a higher investment yield in 2003 compared to the same period the previous year. The average investment securities portfolio averaged $124,000,000 for the three months ended March 31, 2003 and averaged $127,000,000 for the three months ended March 31,

2002. Interest on federal funds sold decreased $44,702 or 33.5% from $133,435 for the three months ended March 31, 2002 to $88,733 for the three months ended March 31, 2003. The decrease is due to lower interest rates for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 and a lower average balance in 2003 compared to the same period the previous year. The average of federal funds sold for the three months ended March 31, 2003 was approximately $29,000,000 compared to an average of approximately $32,000,000 for the three months ended March 31, 2002. Interest on reverse repurchase agreements decreased $139,036 or 91.0% from $152,833 for the three months ended March 31, 2002 to $13,797 for the three months ended March 31, 2003. The decrease was the result of a decrease in the average of reverse repurchase agreements of approximately $33,000,000 from $38,000,000 for the three months ended March 31, 2002 to $5,000,000 for the three months ended March 31, 2003. The decrease is also due to lower interest rates for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

Total interest expense decreased $835,623 or 21.8% to $2,989,800 for the three months ended March 31, 2003, from $3,825,423 for the three months ended March 31, 2002. This decrease is due to an overall rate decrease in the market and due to the run off of higher priced deposits being replaced by lower priced deposits. Total interest bearing liabilities averaged approximately $562,000,000 for the three months ended March 31, 2003 as compared to approximately $550,000,000 for the three months ended March 31, 2002. The average cost of interest bearing liabilities was approximately 2.1% at March 31, 2003 compared to 2.8% at March 31, 2002.

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

                                         Three months ended
                                              March 31,
                                          2003         2002
                                       ----------   ----------
Beginning of Period                    $7,227,000   $5,986,965
       Provision for loan losses          300,000      450,000

       Losses charged to the reserve
             Commercial                   285,000           --
             Real Estate                       --       21,800
             Installment                    2,185        2,052
             Credit Cards                      --       12,250
                                       ----------   ----------
                                          287,185       36,102

       Recoveries
             Commercial                     1,385           --
             Real Estate                    2,350           --
             Installment                       19           56
             Credit Cards                      --        2,333
                                                    ----------
                                            3,754        2,389

                                       ----------   ----------
End of Period                          $7,243,569   $6,403,252
                                       ==========   ==========

Allowance as a % of Loans                   1.31%        1.36%


Loans past due over 30 days totaled $4,049,916 or 0.73% of total loans at March 31, 2003 compared to $4,684,764 or 0.99% of total loans at March 31, 2002.


Other Operating Income
----------------------
Other operating income for the three months ended March 31, 2003, increased $433,270 or 26.0% to $2,100,042 from $1,666,772 for the three months ended March 31, 2002. The increase is primarily due to an increase in the net gain on the sale of mortgage loans of $248,237 or 216.6% from $114,619 for the three months ended March 31, 2002 to $362,856 for the three months ended March 31, 2003. This is due to the ability to sell a bulk of mortgages that were generated during 2002 as a result of lower interest rates. Also contributing to the increase in other operating income was service charges and fees on deposit accounts of $106,002 or 20.5% from $518,117 for the three months ended March 31, 2002 to $624,119 for the three months ended March 31, 2003. This increase is attributable to the increase in average demand deposit accounts of $40,000,000 from approximately $417,000,000 at March 31, 2002 to approximately $457,000,000 at March 31, 2003. Rental income from the other tenants in the Corporation's main office building increased $20,121 or 17.1% to $138,124 for the three months ended March 31, 2003 from $118,003 for the three months ended March 31, 2002. This is due to new tenants in the building in 2003 compared to the same period the previous year. Interchange income from debit and credit cards increased $5,010 or 3.9% from $128,025 for the three months ended March 31, 2002 to $133,035 the three months ended March 31, 2003. Trust fees and commissions decreased $6,244 or 1.1% from $571,337 for the three months ended March 31, 2002 to $565,093 for the three months ended March 31, 2003. The decrease in trust income is attributable to the overall decline in the stock and treasury markets.

Other Operating Expenses
------------------------
Other operating expenses for the three months ended March 31, 2003 increased $678,938 or 14.9% to $5,238,174 from $4,559,236 for the three months ended March 31, 2002. Salaries, wages and employee benefits increased $426,822 or 16.4% to $3,023,236 for the three months ended March 31, 2003 from $2,596,414 for the three months ended March 31, 2002. This increase is primarily due to the increase in the number of employees from 138 full time equivalents at March 31, 2002 to 167 full time equivalents at March 31, 2003. Occupancy expense increased $6,891 or 1.9% to $371,273 for the three months ended March 31, 2003 from $364,382 for the three months ended March 31, 2002. Furniture and equipment expense decreased $22,205 or 9.4% to $214,212 for the three months ended March 31, 2003 from $236,417 for the three months ended March 31, 2002. This is due to lower depreciation costs related to fully depreciated assets at the older banking centers and main office. Professional services expense increased $17,308 or 8.4% from $206,661 for the three months ended March 31, 2002 to $223,969 for the three months ended March 31, 2003 due to increased accounting fees and courier service costs. Data processing expenses increased $7,295 or 2.3% for the three months ended March 31, 2003 over the same period the previous year primarily due to increased service bureau fees relating to increased transaction activity by the Bank and trust department. Business development increased $32,778 or 15.6% to $243,553 for the three months ended March 31, 2003 from $210,775 for the three months ended March 31, 2002. This is due to customer entertaining and public relations. Due to the overall lower interest rates in 2002, there were many refinances and the Corporation had increased mortgage sales. During the third quarter of 2002, a valuation reserve was established for the mortgage servicing rights asset. For the three months ended March 31, 2003, an additional $126,389 was added to the valuation.

Liquidity and Interest Rate Sensitivity

The Corporation must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets - those which can be converted into cash -and access to additional sources of funds. Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as available for sale, and maturing loans. Federal funds sold represented the Corporation's primary source of immediate liquidity and were maintained at a level adequate to meet immediate needs. Federal funds sold averaged approximately $29,000,000 and $32,000,000 for the three months ended March 31, 2003 and 2002, respectively. Reverse repurchase agreements may serve as a source of liquidity, but are primarily used as collateral for customer balances in overnight repurchase agreements. Maturities in the Corporation's loan and investment portfolios are monitored regularly to manage the maturity dates of deposits to coincide with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At March 31, 2003, the Corporation's rate sensitive assets exceeded rate sensitive liabilities due within one year by $26,230,728.

As part of managing liquidity, the Corporation monitors its loan to deposit ratio on a daily basis. At March 31, 2003 the ratio was 96.2 percent. The level of loans to deposits is below the Corporation's internal limit for this ratio.

The Corporation experienced a decrease in cash and cash equivalents, its primary source of liquidity, of $148,745 during the first three months of 2003. The primary financing activity of deposit growth provided net cash of $29,379,583. Lending used $23,379,959, investments provided $9,644,943 and increasing federal funds sold and reverse repurchase agreements used $20,401,227. The Corporation's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation' liquidity position.

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

The Bank has incurred indebtedness pursuant to FHLB advances as follows:

                         Amount             Rate              Maturity
                         ------             ----              --------
                   $  6,000,000             5.66%             09/04/2003
                      5,000,000             5.39%             02/26/2004
                      5,000,000             5.15%             04/23/2004
                      5,000,000             5.14%             08/01/2005
                      3,000,000             5.39%             10/03/2005
                      5,000,000             5.43%             03/16/2006
                      5,000,000             5.32%             05/08/2006
                      8,000,000             4.19%             07/24/2007
                      3,000,000             5.57%             08/13/2007
                      3,000,000             5.55%             10/02/2008
                  -------------
                    $48,000,000
                  =============

The Bank may add indebtedness of this nature in the future if determined to be in the best interest of the Bank.

Capital for the Bank is at or above the well-capitalized regulatory requirements at March 31, 2003. Pertinent capital ratios for the Bank as of March 31, 2003 are as follows:

                                                  Well    Adequately
                                   Actual  Capitalized   Capitalized
                                   ------  -----------   -----------
Tier 1 risk-based capital ratio      8.7%         6.0%          4.0%
Total risk-based capital ratio      10.0%        10.0%          8.0%
Leverage ratio                       6.7%         5.0%          4.0%

Dividends from the Bank to the Corporation may not exceed the undivided profits of the Bank (included in consolidated retained earnings) without prior approval of a federal regulatory agency. In addition, Federal banking laws limit the amount of loans the Bank may make to the Corporation, subject to certain collateral requirements. No dividends were declared, or loans made, during the first quarter of 2003 or the first quarter of 2002 by the Bank to the Corporation.

Quantitative and Qualitative Disclosures about Market Risk

The Corporation's exposure to market risk is primarily related to changes in interest rates. Quantitative and qualitative disclosures about the Corporation's market risk resulting from changes in interest rates are included in Item 7A. in the Corporation's 2002 Annual Report on Form 10-K. There have been no material changes in such risks or in the Corporation's asset/liability management program during the quarter ended March 31, 2003. Liquidity and interest rate sensitivity disclosures for the quarter ended March 31, 2003 are found on page 13 of this report.


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

Item 2.   Changes in Securities
          (a)  Not applicable.
          (b)  Not applicable.
          (c) On March 26, 2003, the Corporation sold a total of 4,000 shares of common stock for an aggregate amount of $40,000 to one director of the Corporation pursuant to the exercise of stock options by this director. All of these shares were sold in a private placement pursuant to Section 4(2) of the Securities Act of 1933.
          (d)  Not applicable.

Item 3.   Defaults Upon Senior Securities - Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders -Not applicable

Item 5.   Other Information - Not applicable

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               3(i) Articles of Incorporation of the Corporation, filed as
                    Exhibit 3(i) to the Corporation's Form 10-QSB filed as of September 30, 1995 and Articles of Amendment filed as
                    Exhibit 3(i) to the Corporation's Form 10-K as of December 31, 2001 are incorporated by reference.
               3(ii) Bylaws of the Corporation, filed as Exhibit 3(ii) to the
                    Corporation's Form 10-Q as of September 30, 1996 are incorporated by reference.
               10(a) 1993 Key Employees' Stock Option Plan of the Corporation,
                    as amended, filed as Exhibit 10(a) to the Corporation's Form 10-Q as of June 30, 2002 are incorporated by reference.
               10(b) 1993 Directors' Stock Option Plan of the Corporation, as
                    amended, filed as Exhibit 10(b) to the Corporation's Form 10-Q as of June 30, 2001 are incorporated by reference.
               10(c) 1993 Restricted Stock Plan of the Corporation, as amended, filed as Exhibit 10(c) to the Corporation's Form 10-Q as of June 30, 2002 are incorporated by reference.
               99.1 Chief Executive Officer Certification pursuant to 18 U.S.C.
                    Section 1350
               99.2 Chief Financial Officer Certification pursuant to 18 U.S.C.
                    Section 1350

          (b) No reports on Form 8-K were filed during the quarter of the fiscal year for which this report is filed.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                           Date:  May 7, 2003

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

Date:  May 7, 2003
                                        /s/ Debra L. Ross
                                        --------------------------------------
                                        Debra L. Ross, Chief Financial Officer

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

Date:  May 7, 2003
                                                /s/ Morris L.  Maurer
                                                ------------------------------
                                                Morris L. Maurer, President
                                                and Chief Executive Officer

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