Form 10-Q
period 2003-06-30
NATIONAL BANK OF INDIANAPOLIS CORP
filed 2003-08-07
CIK 912382

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
  X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
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

                                    Yes     X                 No
                                         -------                  -------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule b-2 of the Exchange).

                                    Yes                       No     X
                                         -------                  -------

As of August 1, 2003, there were 2,446,048 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one):

                                    Yes                       No     X
                                         -------                  -------

                                Table of Contents
                  The National Bank of Indianapolis Corporation

                               Report on Form 10-Q
                                for Quarter Ended
                                  June 30, 2003


PART I - FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements (Unaudited)
            Consolidated Balance Sheets - June 30, 2003
            and December 31, 2002.............................................1
            Consolidated Statements of Income - Three Months
            ended June 30, 2003 and 2002......................................2
            Consolidated Statements of Income - Six Months
            ended June 30, 2003 and 2002......................................3
            Consolidated Statements of Cash Flows - Six Months
            ended June 30, 2003 and 2002 .....................................4
            Consolidated Statements of Shareholders' Equity - Six Months
            ended June 31, 2003 and 2002......................................5
            Notes to Consolidated Financial Statements......................6-9


Item 2.     Management's Discussion and Analysis..........................10-17

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.......18

Item 4.     Controls and Procedures.......................................19-20


PART II -   OTHER INFORMATION

Item 1.     Legal Proceedings................................................21
Item 2.     Changes in Securities............................................21
Item 3.     Default Upon Senior Securities...................................21
Item 4.     Submission of Matters to a Vote of Security Holders..............22
Item 5.     Other Information ...............................................22
Item 6.     Exhibits and Reports on Form 8-K.................................23

Signatures  .................................................................23

                  The National Bank of Indianapolis Corporation
                           Consolidated Balance Sheets

                                                                        June 30,         December 31,
                                                                            2003                 2002
                                                                      (Unaudited)               (Note)
                                                                --------------------------------------
Assets
Cash and due from banks                                             $ 52,562,030         $ 45,889,548
Reverse repurchase agreements                                         15,000,000            5,000,000
Federal funds sold                                                    41,464,535           18,177,463
Investment securities
     Available-for-sale securities                                    77,608,951           83,990,335
     Held-to-maturity securities                                      10,625,595           30,092,736
                                                                --------------------------------------
Total investment securities                                           88,234,546          114,083,071

Loans                                                                566,669,795          528,911,217
     Less:  Allowance for loan losses                                 (7,612,834)          (7,227,000)
                                                                --------------------------------------
Net loans                                                            559,056,961          521,684,217
Premises and equipment                                                 9,241,463            9,248,290
Accrued interest                                                       3,614,992            3,974,258
Stock in federal banks                                                 3,494,600            3,401,500
Other assets                                                           4,854,559            5,056,126
                                                                --------------------------------------
Total assets                                                       $ 777,523,686        $ 726,514,473
                                                                ======================================

Liabilities and shareholders' equity
Deposits:
     Noninterest-bearing demand deposits                           $ 154,924,810        $ 137,575,932
     Money market and savings deposits                               334,237,327          305,605,133
     Time deposits over $100,000                                      41,253,497           36,811,165
     Other time deposits                                              65,874,505           64,350,290
                                                                --------------------------------------
Total deposits                                                       596,290,139          544,342,520
Security repurchase agreements                                        70,664,752           74,273,774
FHLB advances                                                         48,000,000           48,000,000
Subordinated debt                                                      2,000,000                   --
Company obligated mandatorily redeemable preferred capital
     securities of subsidiary trust holding solely the junior
     subordinated debentures of the parent company                    13,500,000           13,500,000
Other liabilities                                                      3,278,507            5,151,028
                                                                --------------------------------------
Total liabilities                                                    733,733,398          685,267,322

Shareholders' equity:
     Common stock, no par value:
     Authorized shares - 3,000,000
     Issued and outstanding shares; 2003 - 2,449,228;
         2002 - 2,442,324                                             26,799,710           26,862,276
     Unearned compensation                                            (1,071,766)          (1,218,746)
     Additional paid in capital                                        2,675,142            2,562,990
     Retained earnings                                                15,022,188           12,519,902
     Accumulated other comprehensive income                              365,014              520,729
                                                                --------------------------------------
Total shareholders' equity                                            43,790,288           41,247,151
                                                                --------------------------------------
Total liabilities and shareholders' equity                         $ 777,523,686        $ 726,514,473
                                                                ======================================

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

                  The National Bank of Indianapolis Corporation
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                       Three months ended
                                                                            June 30
                                                                     2003             2002
                                                                ----------------------------------
Interest income:
     Interest and fees on loans                                     $ 7,836,100       $ 7,563,667
     Interest on investment securities                                  694,755           954,125
     Interest on federal funds sold                                     137,153           186,201
     Interest on reverse repurchase agreements                           22,199            57,132
                                                                ----------------------------------
Total interest income                                                 8,690,207         8,761,125

Interest expense:
     Interest on deposits                                             2,223,953         2,360,412
     Interest on repurchase agreements                                  112,516           189,297
     Interest on FHLB advances                                          629,822           722,794
     Interest on long term debt                                          96,922           360,910
                                                                ----------------------------------
Total interest expense                                                3,063,213         3,633,413
                                                                ----------------------------------
Net interest income                                                   5,626,994         5,127,712

Provision for loan losses                                               300,000           450,000
                                                                ----------------------------------
Net interest income after provision for loan losses                   5,326,994         4,677,712

Other operating income:
     Trust fees and commissions                                         330,622           600,588
     Building rental income                                             126,905           117,093
     Service charges and fees on deposit accounts                       613,985           525,746
     Net gain on sale of mortgage loans                                 458,615           292,524
     Interchange income                                                 139,366           132,087
     Other income                                                       381,867           309,159
                                                                ----------------------------------
Total operating income                                                2,051,360         1,977,197

Other operating expenses:
     Salaries, wages and employee benefits                            2,959,716         2,651,202
     Occupancy expense                                                  345,522           367,611
     Furniture and equipment expense                                    221,416           214,506
     Professional services                                              215,012           174,314
     Data processing                                                    338,599           326,438
     Business development                                               229,780           192,051
     Valuation of allowance for mortgage servicing rights               150,787                --
     Other expenses                                                     917,501           616,938
                                                                ----------------------------------
Total other operating expenses                                        5,378,333         4,543,060
                                                                ----------------------------------
Net income before tax                                                 2,000,021         2,111,849
     Federal and state income tax                                       794,561           837,032
                                                                ----------------------------------
Net income after tax                                                $ 1,205,460       $ 1,274,817
                                                                ==================================


Basic earnings per share                                            $      0.51       $      0.54
                                                                ==================================

Diluted earnings per share                                          $      0.48       $      0.51
                                                                ==================================

See notes to consolidated financial statements.

                  The National Bank of Indianapolis Corporation
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                            Six months ended
                                                                                June 30
                                                                         2003             2002
                                                                   -----------------------------------
Interest income:
     Interest and fees on loans                                        $ 15,465,073      $ 14,996,679
     Interest on investment securities                                    1,533,908         1,667,682
     Interest on federal funds sold                                         225,886           319,636
     Interest on reverse repurchase agreements                               35,996           209,965
                                                                   -----------------------------------
Total interest income                                                    17,260,863        17,193,962

Interest expense:
     Interest on deposits                                                 4,107,820         4,917,432
     Interest on repurchase agreements                                      234,673           381,971
     Interest on FHLB advances                                            1,252,723         1,437,648
     Interest on long term debt                                             457,797           721,785
                                                                   -----------------------------------
Total interest expense                                                    6,053,013         7,458,836
                                                                   -----------------------------------
Net interest income                                                      11,207,850         9,735,126

Provision for loan losses                                                   600,000           900,000
                                                                   -----------------------------------
Net interest income after provision for loan losses                      10,607,850         8,835,126

Other operating income:
     Trust fees and commissions                                             895,715         1,171,925
     Building rental income                                                 265,029           235,096
     Service charges and fees on deposit accounts                         1,238,104         1,043,863
     Net gain on sale of mortgage loans                                     821,471           407,143
     Interchange income                                                     272,401           260,112
     Other                                                                  658,682           525,830
                                                                   -----------------------------------
Total operating income                                                    4,151,402         3,643,969

Other operating expenses:
     Salaries, wages and employee benefits                                5,982,952         5,247,616
     Occupancy expense                                                      716,795           731,993
     Furniture and equipment expense                                        435,628           450,923
     Professional services                                                  438,981           380,975
     Data processing                                                        668,126           648,670
     Business development                                                   473,333           402,826
     Valuation of allowance for mortgage servicing rights                   277,176                --
     Other expenses                                                       1,623,516         1,239,293
                                                                   -----------------------------------
Total other operating expenses                                           10,616,507         9,102,296
                                                                   -----------------------------------
Net income before tax                                                     4,142,745         3,376,799
     Federal and state income tax                                         1,640,459         1,346,516
                                                                   -----------------------------------
Net income after tax                                                    $ 2,502,286       $ 2,030,283
                                                                   ===================================


Basic earnings per share                                                $      1.06       $      0.92
                                                                   ===================================

Diluted earnings per share                                              $      0.99       $      0.86
                                                                   ===================================

See notes to consolidated financial statements.

                  The National Bank of Indianapolis Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                  Six months ended
                                                                                      June 30
                                                                               2003              2002
                                                                       -----------------------------------
Operating Activities
Net Income                                                                $   2,502,286      $   2,030,283
Adjustments to reconcile net income to net cash
         provided (used) by operating activities:
               Provision for loan losses                                        600,000            900,000
               Depreciation and amortization                                    544,668            534,595
               Valuation of allowance for mortgage servicing rights             277,176                 --
               Income tax benefit from exercise of warrants & options           112,152          2,551,107
               Stock compensation                                                    --                 --
               Net accretion of investments                                     690,643            293,945
               Unearned compensation amortization                               197,130             88,971
               (Increase) decrease in:
                         Accrued interest receivable                            359,266         (1,168,196)
                         Other assets                                            26,524         (1,970,434)
               Decrease in other liabilities                                 (1,872,521)        (1,117,649)

                                                                       -----------------------------------
Net cash provided by operating activities                                     3,437,324          2,142,622
                                                                       -----------------------------------

Investing Activities
Net change in federal funds sold                                            (23,287,072)       (28,702,712)
Net change in reverse repurchase agreements                                 (10,000,000)       115,000,000
Proceeds from maturities of investment securities held
         to maturity                                                         19,281,948            938,628
Proceeds from maturities of investment securities available
         for sale                                                            36,628,711         34,850,337
Proceeds from sales of investment securities available for sale                      --          9,998,502
Purchases of investment securities held to maturity                             (93,100)       (23,771,563)
Purchases of investment securities available for sale                       (31,010,625)       (92,995,634)
Net increase in loans                                                       (37,972,744)       (29,954,026)
Purchases of bank premises and equipment                                       (537,841)          (261,514)

                                                                       -----------------------------------
Net cash used by investing activities                                       (46,990,723)       (14,897,982)
                                                                       -----------------------------------

Financing Activities
Net increase in deposits                                                     51,947,619         30,666,427
Net increase in security repurchase agreements                               (3,609,022)        (2,050,275)
Proceeds from issuance of long-term debt                                      2,000,000                 --
Proceeds from issuance of stock                                                 416,494          4,808,281
Repurchase of stock                                                            (529,210)                --

                                                                       -----------------------------------
Net cash provided by financing activities                                    50,225,881         33,424,433
                                                                       -----------------------------------

Increase in cash and cash equivalents                                         6,672,482         20,669,073

Cash and cash equivalents at beginning of year                               45,889,548         34,844,360
                                                                       -----------------------------------

Cash and cash equivalents at end of period                                $  52,562,030      $  55,513,433
                                                                       ===================================


Interest paid                                                             $   6,226,080      $   7,321,534
                                                                       ===================================

Income taxes paid                                                         $   2,393,413      $     155,328
                                                                       ===================================

                  The National Bank of Indianapolis Corporation
                 Consolidated Statement of Shareholders' Equity
                                   (Unaudited)

                                                                                                          Accumulated
                                                                              Additional                    and Other
                                                     Common       Unearned       Paid In      Retained  Comprehensive
                                                      Stock   Compensation       Capital      Earnings         Income         TOTAL
                                              --------------------------------------------------------------------------------------
Balance at December 31, 2001                   $ 20,883,428   $   (439,790)  $        --    $ 7,963,066     $  63,298  $ 28,470,002

Comprehensive income:
    Net income                                                                                2,030,283                   2,030,283
    Other comprehensive income
       Net unrealized loss on investments,
         net of tax of $136,768                                                                               208,518       208,518
                                                                                                                       ------------
Total comprehensive income                                                                                                2,238,801

Income tax benefit from exercise of warrants &
     options                                                                   2,551,107                                  2,551,107
Issuance of stock (470,518 shares)                5,869,731     (1,061,450)                                               4,808,281
Compensation earned                                                 88,971                                                   88,971
                                              --------------------------------------------------------------------------------------
Balance at June 30, 2002                       $ 26,753,159   $ (1,412,269)  $ 2,551,107    $ 9,993,349     $ 271,816  $ 38,157,162
                                              ======================================================================================



Balance at December 31, 2002                   $ 26,862,276   $ (1,218,746)  $ 2,562,990    $12,519,902     $ 520,729  $ 41,247,151

Comprehensive income:
    Net income                                                                                2,502,286                   2,502,286
    Other comprehensive income
       Net unrealized gain on investments,
         net of tax of $102,134                                                                              (155,715)     (155,715)
                                                                                                                       ------------
Total comprehensive income                                                                                                2,346,571

Income tax benefit from exercise of warrants &
     options                                                                     112,152                                    112,152
Issuance of stock (24,055 shares)                   466,644        (50,150)                                                 416,494
Repurchase of stock (17,152 shares)                (529,210)                                                               (529,210)
Compensation earned                                                197,130                                                  197,130
                                              --------------------------------------------------------------------------------------
Balance at June 30, 2003                       $ 26,799,710   $ (1,071,766)  $ 2,675,142   $ 15,022,188     $ 365,014  $ 43,790,288
                                              ======================================================================================

See notes to consolidated financial statements.

                        The National Bank of Indianapolis
                                   Corporation

                   Notes to Consolidated Financial Statements

                                  June 30, 2003

                          Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of The National Bank of Indianapolis Corporation ("Corporation") and its wholly-owned subsidiaries The National Bank of Indianapolis ("Bank"), and NBIN Statutory Trust I ("the Trust"). All intercompany transactions between the Corporation and its subsidiaries have been properly eliminated. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Form 10-K for the year ended December 31, 2002.

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

During the second quarter, two directors and two officers exercised their options to purchase 10,031 common shares. The exercise price ranged from $10.00 to $27.50 with a weighted average exercise price of $13.05 and the weighted fair market value of the stock was $30.81.

Due to the exercise of these options in the first and second quarters of 2003, the Corporation will receive a deduction for tax purposes for the difference between the fair value of the stock at the date of exercise and the exercise price. In accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock-Based Compensation," the Corporation has recorded the income tax benefit of $112,152 as additional paid in capital as of June 30, 2003.


                           Note 5: Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended June 30, 2003 and 2002.

                                                                Three months ended           Six months ended
                                                                      June 30,                    June 30,
                                                                 2003          2002         2003           2002
                                                            -------------  ------------ -------------  ------------
Basic average shares outstanding                                2,368,562     2,342,131     2,364,954     2,218,394
                                                            =============  ============ =============  ============

Net income                                                     $1,205,460    $1,274,817    $2,502,286    $2,030,283
                                                            =============  ============ =============  ============

Basic net income per common share                              $     0.51    $     0.54    $     1.06    $     0.92
                                                            =============  ============ =============  ============

Diluted
     Average shares outstanding                                 2,368,562     2,342,131     2,364,954     2,218,394
     Nonvested restricted stock                                    49,200        48,300        49,200        48,300
     Common stock equivalents
        Net effect of the assumed exercise of stock options        88,074        77,575        88,074        77,575
        Net effect of the assumed exercise of warrants             15,445        14,584        15,445        14,584
                                                            -------------  ------------ -------------  ------------
Diluted average shares                                          2,521,281     2,482,590     2,517,673     2,358,853
                                                            =============  ============ =============  ============

Net income                                                     $1,205,460    $1,274,817    $2,502,286    $2,030,283
                                                            =============  ============ =============  ============

Diluted net income per common share                            $     0.48    $     0.51    $     0.99    $     0.86
                                                            =============  ============ =============  ============

                          Note 6: Comprehensive Income

The following table sets forth the computation of comprehensive income for the three and six month periods ended June 30, 2003 and 2002.

                                                     Three months ended              Six months ended
                                                           June 30,                      June 30,
                                                    2003             2002          2003             2002
                                                 -----------     -----------    -----------     -----------
Net income                                       $ 1,205,460     $ 1,274,817    $ 2,502,286     $ 2,030,283

Unrealized gains (losses) on securities,
    net of tax                                       (56,984)        263,338       (155,715)        208,518

                                                 -----------     -----------    -----------     -----------
Comprehensive income                             $ 1,148,476     $ 1,538,155    $ 2,346,571     $ 2,238,801
                                                 ===========     ===========    ===========     ===========


                        Note 7: Stock Based Compensation

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over their vesting periods. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement No. 123 to stock-based compensation.

                                                       Three months ended              Six months ended
                                                             June 30,                      June 30,
                                                       2003           2002           2003           2002
                                                    -----------    -----------    -----------    -----------
Net income, as reported                             $ 1,205,460    $ 1,274,817    $ 2,502,286    $ 2,030,283

Add:  stock-based compensation expense, net of           59,523         28,697        119,047         53,730
    related taxes
Less:  total stock-based compensation expense          (114,276)      (251,975)      (228,467)      (305,151)
    determined under fair-value based method, net
    of taxes
                                                    -----------    -----------    -----------    -----------
Pro forma net income                                $ 1,150,707    $ 1,051,539    $ 2,392,866    $ 1,778,862
                                                    ===========    ===========    ===========    ===========


Earnings per share:
    Basic, as reported                              $      0.51    $      0.54    $      1.06    $      0.92
    Basic, pro forma                                $      0.49    $      0.45    $      1.01    $      0.80

    Diluted, as reported                            $      0.48    $      0.51    $      0.99    $      0.86
    Diluted, pro forma                              $      0.46    $      0.42    $      0.95    $      0.75

                      Management's Discussion and Analysis
                 of Financial Condition and Results of Operation


Results of Operations

Six months ended June 30, 2003 Compared to the Six months ended June 30, 2002:

The Corporation's results of operations depend primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. The Corporation had net income of $2,502,286 for the six months ended June 30, 2003 compared to a net income of $2,030,283 for the six months ended June 30, 2002. This change is primarily due to the growth of the Bank allowing for more interest earning assets and net interest income compared to the same period during 2002, thereby offsetting more of the operating expenses.

Net Interest Income
-------------------
Net interest income increased $1,472,724 or 15.1% to $11,207,850 for the six months ended June 30, 2003 from $9,735,126 for the six months ended June 30, 2002. Total interest income increased $66,901 for the six months ended June 30, 2003 to $17,260,863 from $17,193,962 for the six months ended June 30, 2002. The increase in interest income is primarily a result of average total loans for the six months ended June 30, 2003 being approximately $544,000,000 compared to average total loans of approximately $466,000,000 for the six months ended June 30, 2002. The increased loan growth is the result of new clients and the addition of experienced lenders to the staff. The loan portfolio produces the highest yield of all earning assets. Investment portfolio income decreased $133,774 or 8.0% to $1,533,908 for the six months ended June 30, 2003, as compared to $1,667,682 for the six months ended June 30, 2002. The decrease in interest on investment securities is primarily a result of the average investment securities portfolio of approximately $117,000,000 for the six months ended June 30, 2003 compared to an average of $126,000,000 for the six months ended June 30, 2002. Interest on federal funds sold decreased $93,750 or 29.3% from $319,636 for the six months ended June 30, 2002 to $225,886 for the six months ended June 30, 2003. The decrease is due to lower interest rates for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The average of federal funds sold for the six months ended June 30, 2003 and 2002 was approximately $38,000,000. Interest on reverse repurchase agreements decreased $173,969 or 82.9% from $209,965 for the six months ended June 30, 2002 to $35,996 for the six months ended June 30, 2003. The decrease was the result of a decrease in the average of reverse repurchase agreements of approximately $19,000,000 from $26,000,000 for the six months ended June 30, 2002 to $7,000,000 for the six months ended June 30, 2003. The decrease is also due to lower interest rates for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.

Total interest expense decreased $1,405,823 or 18.8% to $6,053,013 for the six months ended June 30, 2003, from $7,458,836 for the six months ended June 30, 2002. This decrease is due to an overall rate decrease in the market and due to the run off of higher priced deposits being replaced by lower priced deposits. Total interest bearing liabilities averaged approximately $569,000,000 for the six months ended June 30, 2003 as compared to approximately $547,000,000 for the six months ended June 30, 2002. The average cost of interest bearing liabilities was approximately 2.1% at June 30, 2003 compared to 2.7% at June 30, 2002.

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

The provision for loan losses was $600,000 for the six months ended June 30, 2003 compared to $900,000 for the six months ended June 30, 2002. Based on management's risk assessment and evaluation of the potential losses of the loan portfolio, management believes that the current allowance for loan losses is adequate to provide for potential losses in the loan portfolio.

                                          Six months ended
                                              June 30,
                                         2003         2002
                                      ----------   ----------

Beginning of Period                   $7,227,000   $5,986,965
      Provision for loan losses          600,000      900,000

      Losses charged to the reserve
           Commercial                    285,000           --
           Real Estate                        --       21,800
           Installment                     2,185        2,052
           Credit Cards                    7,778       41,589
                                      ----------   ----------
                                         294,963       65,441

      Recoveries
           Commercial                     77,435           --
           Real Estate                     2,350           --
           Installment                        62          150
           Credit Cards                      950        4,647
                                      ----------   ----------
                                          80,797        4,797

                                      ----------   ----------
End of Period                         $7,612,834   $6,826,321
                                      ==========   ==========

Allowance as a % of Loans                  1.34%        1.42%



Loans past due over 30 days totaled $3,944,697 or 0.70% of total loans at June 30, 2003 compared to $7,727,925 or 1.60% of total loans at June 30, 2002.

Other Operating Income
----------------------
Other operating income for the six months ended June 30, 2003, increased $507,433 or 13.9% to $4,151,402 from $3,643,969 for the six months ended June
30, 2002. The increase is primarily due to an increase in the net gain on the sale of mortgage loans of $414,328 or 101.8% from $407,143 for the six months ended June 30, 2002 to $821,471 for the six months ended June 30, 2003. This is due to the ability to sell a bulk of mortgages that were generated during 2002 and 2003 as a result of lower interest rates. Also contributing to the increase in other operating income was service charges and fees on deposit accounts of $194,241 or 18.6% from $1,043,863 for the six months ended June 30, 2002 to $1,238,104 for the six months ended June 30, 2003. This increase is attributable to the increase in average demand deposit accounts of $49,000,000 from approximately $419,000,000 at June 30, 2002 to approximately $468,000,000 at June 30, 2003. Rental income from the other tenants in the Corporation's main office building increased $29,933 or 12.7% to $265,029 for the six months ended June 30, 2003 from $235,096 for the six months ended June 30, 2002. This is due to new tenants in the building in 2003 compared to the same period the previous year. Interchange income from debit and credit cards increased $12,289 or 4.7% from $260,112 for the six months ended June 30, 2002 to $272,401 for the six months ended June 30, 2003. Trust fees and commissions decreased $276,210 or 23.6% from $1,171,925 for the six months ended June 30, 2002 to $895,715 for the six months ended June 30, 2003. The decrease in trust income is attributable to the overall decline in the stock and treasury markets and a change in accounting estimate related to the accrual of fees.

Other Operating Expenses
------------------------
Other operating expenses for the six months ended June 30, 2003 increased $1,514,211 or 16.6% to $10,616,507 from $9,102,296 for the six months ended June
30, 2002. Salaries, wages and employee benefits increased $735,336 or 14.0% to $5,982,952 for the six months ended June 30, 2003 from $5,247,616 for the six months ended June 30, 2002. This increase is primarily due to the increase in the number of employees from 156 full time equivalents at June 30, 2002 to 172 full time equivalents at June 30, 2003. Occupancy expense decreased $15,198 or 2.1% to $716,795 for the six months ended June 30, 2003 from $731,993 for the six months ended June 30, 2002. Furniture and equipment expense decreased $15,295 or 3.4% to $435,628 for the six months ended June 30, 2003 from $450,923 for the six months ended June 30, 2002. This is due to lower depreciation costs related to fully depreciated assets at the older banking centers and main office. Professional services expense increased $58,006 or 15.2% from $380,975 for the six months ended June 30, 2002 to $438,981 for the six months ended June 30, 2003 due to increased accounting fees and courier service costs. Data processing expenses increased $19,456 or 3.0% for the six months ended June 30, 2003 over the same period the previous year primarily due to increased service bureau fees relating to increased transaction activity by the Bank and trust department. Business development increased $70,507 or 17.5% to $473,333 for the six months ended June 30, 2003 from $402,826 for the six months ended June 30, 2002. This is due to customer entertaining and public relations. Due to the overall lower interest rates in 2002 and 2003, there were many refinances and the Corporation had increased mortgage sales. During the third quarter of 2002, a valuation reserve was established for the mortgage servicing rights asset. For the six months ended June 30, 2003, an additional $277,176 was added to the valuation.


Liquidity and Interest Rate Sensitivity

The Corporation must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets - those which can be converted into cash -and access to additional sources of funds. Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as available for sale, and maturing loans. Federal funds sold represented the Corporation's primary source of immediate liquidity and were maintained at a level adequate to meet immediate needs. Federal funds sold averaged approximately $38,000,000 for the six months ended June 30, 2003 and 2002. Reverse repurchase agreements may serve as a source of liquidity, but are primarily used as collateral for customer balances in overnight repurchase agreements. Maturities in the Corporation's loan and investment portfolios are monitored regularly to manage the maturity dates of deposits to coincide with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At June 30, 2003, the Corporation's rate sensitive assets exceeded rate sensitive liabilities due within one year by $34,133,728.

As part of managing liquidity, the Corporation monitors its loan to deposit ratio on a daily basis. At June 30, 2003 the ratio was 95.0 percent. The level of loans to deposits is below the Corporation's internal limit for this ratio.

The Corporation experienced an increase in cash and cash equivalents, its primary source of liquidity, of $6,672,482 during the first six months of 2003. The primary financing activity of deposit growth provided net cash of $51,947,619. Lending used $37,972,744, investments provided $24,806,934 and increasing federal funds sold and reverse repurchase agreements used $33,287,072. The Corporation's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation' liquidity position.


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

The Bank incurred indebtedness in the amount of $5,000,000 pursuant to a Subordinated Term Loan

Agreement with Harris Trust and Savings Bank dated June 6, 2003. The Bank can make up to two advances against the term loan prior to June 6, 2004. The first advance was made in the amount of $2,000,000 on June 6, 2003. The final maturity date of the loan is June 6, 2010. The outstanding principal balance is due at maturity, but prepayment of the principal balance is permitted prior to maturity with prior consent from the Federal Reserve.

There are many different interest rate options available. Each floating rate option is available for a fixed term of 1-3 months. The Bank is currently paying Adjusted LIBOR plus 2.0% which equates to 3.29%. Interest payments are due at the expiration of the fixed term option. The Bank made a $1,000,000 dividend to the Corporation from the loan proceeds to accommodate the stock repurchase program as discussed later on page 17.

The Bank has incurred indebtedness pursuant to FHLB advances as follows:

           Amount                Rate               Maturity
           ------                ----               --------
         $ 6,000,000             5.66%             09/04/2003
           5,000,000             5.39%             02/26/2004
           5,000,000             5.15%             04/23/2004
           5,000,000             5.14%             08/01/2005
           3,000,000             5.39%             10/03/2005
           5,000,000             5.43%             03/16/2006
           5,000,000             5.32%             05/08/2006
           8,000,000             4.19%             07/24/2007
           3,000,000             5.57%             08/13/2007
           3,000,000             5.55%             10/02/2008
         -----------
         $48,000,000

The Bank may add indebtedness of this nature in the future if determined to be in the best interest of the Bank.

Capital for the Bank is at or above the well-capitalized regulatory requirements at June 30, 2003. Pertinent capital ratios for the Bank as of June 30, 2003 are as follows:

                                                      Well       Adequately
                                   Actual      Capitalized      Capitalized
                                   ------      -----------      -----------
Tier 1 risk-based capital ratio     8.6%             6.0%             4.0%
Total risk-based capital ratio     10.2%            10.0%             8.0%
Leverage ratio                      6.5%             5.0%             4.0%

Dividends from the Bank to the Corporation may not exceed the undivided profits of the Bank (included in consolidated retained earnings) without prior approval of a federal regulatory agency. In addition, Federal banking laws limit the amount of loans the Bank may make to the Corporation, subject to certain collateral requirements. No loans were made during the six month period ended June 30, 2003 or 2002 by the Bank to the Corporation. A dividend of $1,325,000 was declared and made by the Bank to the Corporation during the six month period ended June 30, 2003. No dividends were declared during the six month period ended June 30, 2002.

In January 2003, the Board of Directors of The National Bank of Indianapolis Corporation authorized a stock repurchase program to provide liquidity to shareholders. This program is effective through December 2003 unless terminated earlier by the Board.

Under the program, the Corporation may spend up to $7,600,000 in individually negotiated transactions to repurchase its shares from shareholders who wish to sell. The repurchase program may be suspended or discontinued at any time if management determines that additional purchases are not warranted or if the cost of the repurchase program reaches $7,600,000.

The amount and timing of shares repurchased under the repurchase program, as well as the specific price, will be determined by management after considering market conditions, company performance and other factors.

At June 30, 2003, the remaining authority under this program was approximately $6,900,000.

Quantitative and Qualitative Disclosures about Market Risk

The Corporation's exposure to market risk is primarily related to changes in interest rates. Quantitative and qualitative disclosures about the Corporation's market risk resulting from changes in interest rates are included in Item 7A. in the Corporation's 2002 Annual Report on Form 10-K. There have been no material changes in such risks or in the Corporation's asset/liability management program during the quarter ended June 30, 2003. Liquidity and interest rate sensitivity disclosures for the quarter ended June 30, 2003 are found on page 14 of this report.

Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Corporation's principal executive officer and principal financial officer have concluded that the Corporation's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of the end of the period covered by this Form 10-Q, are effective.

(b) Changes in Internal Controls. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.

(c) Limitations on the Effectiveness of Controls. The Corporation's management, including its principal executive officer and principal financial officer, does not expect that the Corporation's disclosure controls and procedures and other internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

     The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can only be reasonable assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

(d) CEO and CFO Certifications. Appearing as an exhibit to this report there are Certifications of the Corporation's principal executive officer and principal financial officer. The Certifications are required in accord with
     Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). This Item of this report which you are currently reading is the information concerning the evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the
     Section 302 Certifications for a more complete understanding of the topics presented.

Other Information

Item 1.   Legal Proceedings

          Neither The National Bank of Indianapolis Corporation nor its subsidiaries are involved in any pending legal proceedings at this time, other than routine litigation incidental to its business.

Item 2.   Changes in Securities
          (a)  Not applicable.
          (b)  Not applicable.
          (c) On March 26, 2003, the Corporation sold a total of 4,000 shares of common stock for an aggregate amount of $40,000 to one director of the Corporation pursuant to the exercise of stock options by this director. On April 21, 2003, the Corporation sold a total of 431 shares of common stock for an aggregate amount of $11,853 to one of the officers of the Corporation pursuant to the exercise of stock options by this officer. On May 19, 2003, the Corporation sold a total of 4,000 shares of common stock for an aggregate amount of $40,000 to one of the directors of the Corporation pursuant to the exercise of stock options by this director. On June 3, 2003, the Corporation sold a total of 1,000 shares of common stock for an aggregate amount of $10,000 to one of the directors of the Corporation pursuant to the exercise of stock options by this director. On June 19, 2003, the Corporation sold a total of 4,600 shares of common stock for an aggregate amount of $69,070 to one of the officers of the Corporation pursuant to the exercise of stock options by this officer. All of these shares were sold in private placements pursuant to Section 4(2) of the Securities Act of 1933.
          (d)  Not applicable.

Item 3.   Defaults Upon Senior Securities - Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders
          On June 19, 2003 at 3:00 p.m. at the Corporation's offices at 107 North Pennsylvania Street, Indianapolis, Indiana the annual meeting of shareholders was held. Two items were presented for consideration of the shareholders.

          The first item was the election of Kathryn G. Betley, David R. Frick, and Philip B. Roby to the Board of Directors to serve for a term of three years and until their successors are duly elected and qualified. The vote tabulation for the election of Ms. Betley was 1,870,018 "for" and 9,000 shares against; Mr. Frick was 1,868,143 "for" and 10,875 shares against; and, Mr. Roby was 1,879,018 "for" and 0 shares against. The following directors terms continued after the meeting:
          Ms. Kathryn G. Betley; James M. Cornelius; Mr. David R. Frick; Andre
          B. Lacy; G. Benjamin Lantz, Jr.; William J. Loveday; Michael S. Maurer; Morris L. Maurer; Philip R. Roby; and Todd H. Stuart.

          The second item was the ratification of Ernst & Young LLP as the Corporation's public accountants. This matter was approved by a vote of 1,854,422 shares "for", 7,020 shares against, and 17,575 shares abstained.

Item 5.   Other Information - Not applicable

Item 6.   Exhibits and Reports on Form 8-K.
          (a) Exhibits
                     3(i)     Articles of Incorporation of the
                              Corporation, filed as Exhibit 3(i) to the Corporation's Form 10-QSB filed as of September 30, 1995 and Articles of Amendment filed as Exhibit 3(i) to the Corporation's
                              Form 10-K as of December 31, 2001 are
                              incorporated by reference.
                     3(ii)    Bylaws of the Corporation, filed as Exhibit
                              3(ii) to the Corporation's Form 10-Q as of September 30, 1996 are incorporated by reference.
                     10(a) 1993 Key Employees' Stock Option Plan of the Corporation, as amended, filed as Exhibit
                              10(a) to the Corporation's Form 10-Q as of June 30, 2002 are incorporated by reference.
                     10(b) 1993 Directors' Stock Option Plan of the Corporation, as amended, filed as Exhibit
                              10(b) to the Corporation's Form 10-Q as of June 30, 2001 are incorporated by reference.
                     10(c)    1993 Restricted Stock Plan of the
                              Corporation, as amended, filed as Exhibit
                              10(c) to the Corporation's Form 10-Q as of June 30, 2002 are incorporated by reference.
                     31.1 Certificate of Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
                     31.2 Certificate of Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
                     32.1 Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350
                     32.2 Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350
          (b) No reports on Form 8-K were filed during the quarter of the fiscal year for which this report is filed.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                           Date:  August 7, 2003

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

3(i) Articles of Incorporation of The National Bank of Indianapolis Corporation and Articles of Amendment*

3(ii)   By-laws of The National Bank of Indianapolis Corporation*

10(a)   1993 Key Employee's Stock Option Plan*

10(b)   1993 Directors' Stock Option Plan*

10(c)   1993 Restricted Stock Plan*

31.1    Chief Executive Officer Certification pursuant to Rule 15d-14(a)

31.2    Chief Financial Officer Certification pursuant to Rule 15d-14(a)

32.1    Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350

32.2    Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350



*previously filed