Form 10-Q
period 2003-09-30
NATIONAL BANK OF INDIANAPOLIS CORP
filed 2003-10-29
CIK 912382

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
  X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-------  ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ___________


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

                         Yes    X                  No
                             -------                  --------

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange).

                         Yes                       No    X
                             -------                  --------

   As of October 27, 2003, there were 2,352,429 Common Shares outstanding.

                                Table of Contents
                  The National Bank of Indianapolis Corporation

                               Report on Form 10-Q
                                for Quarter Ended

                               September 30, 2003



PART I - FINANCIAL INFORMATION


Item 1.     Consolidated Financial Statements (Unaudited)
            Consolidated Balance Sheets - September 30, 2003
            and December 31, 2002..............................................1
            Consolidated Statements of Income - Three Months
            ended September 30, 2003 and 2002..................................2
            Consolidated Statements of Income - Nine Months
            ended September 30, 2003 and 2002..................................3
            Consolidated Statements of Cash Flows - Nine Months
            ended September 30, 2003 and 2002 .................................4
            Consolidated Statements of Shareholders' Equity - Nine Months
            ended September 30, 2003 and 2002..................................5
            Notes to Consolidated Financial Statements......................6-11


Item 2.     Management's Discussion and Analysis...........................12-22

Item 3.     Quantitative and Qualitative Disclosures about Market Risk........23

Item 4.     Controls and Procedures........................................24-25



PART II -   OTHER INFORMATION


Item 1.     Legal Proceedings.................................................26
Item 2.     Changes in Securities.............................................26
Item 3.     Default Upon Senior Securities....................................26
Item 4.     Submission of Matters to a Vote of Security Holders...............27
Item 5.     Other Information ................................................27
Item 6.     Exhibits and Reports on Form 8-K..................................27

Signatures  ..................................................................28

                  The National Bank of Indianapolis Corporation
                           Consolidated Balance Sheets

                                                                   September 30,      December 31,
                                                                       2003               2002
                                                                   (Unaudited)           (Note)
                                                       -------------------------------------------
Assets
Cash and due from banks                                           $  37,193,764      $  45,889,548
Reverse repurchase agreements                                        15,000,000          5,000,000
Federal funds sold                                                   44,241,057         18,177,463
Investment securities
     Available-for-sale securities                                   95,748,980         83,990,335
     Held-to-maturity securities                                      5,790,552         30,092,736
                                                       -------------------------------------------
Total investment securities                                         101,539,532        114,083,071

Loans                                                               581,814,146        528,911,217
     Less:  Allowance for loan losses                                (7,847,386)        (7,227,000)
                                                       -------------------------------------------
Net loans                                                           573,966,760        521,684,217
Premises and equipment                                                9,095,215          9,248,290
Accrued interest                                                      3,347,414          3,974,258
Stock in federal banks                                                3,526,000          3,401,500
Other assets                                                          5,774,623          5,056,126
                                                       -------------------------------------------
Total assets                                                      $ 793,684,365      $ 726,514,473
                                                       ===========================================

Liabilities and shareholders' equity
Deposits:
     Noninterest-bearing demand deposits                          $ 145,752,433      $ 137,575,932
     Money market and savings deposits                              360,224,770        305,605,133
     Time deposits over $100,000                                     46,169,036         36,811,165
     Other time deposits                                             67,501,700         64,350,290
                                                       -------------------------------------------
Total deposits                                                      619,647,939        544,342,520
Security repurchase agreements                                       68,254,096         74,273,774
FHLB advances                                                        42,000,000         48,000,000
Subordinated debt                                                     2,000,000                 --
Company obligated mandatorily redeemable preferred capital
     securities of subsidiary trust holding solely the junior
     subordinated debentures of the parent company                   13,500,000         13,500,000
Other liabilities                                                     3,849,687          5,151,028
                                                       -------------------------------------------
Total liabilities                                                   749,251,722        685,267,322

Shareholders' equity:
     Common stock, no par value:
     Authorized shares - 3,000,000
     Issued and outstanding shares; 2003 - 2,440,104;
         2002 - 2,442,324                                            26,494,844         26,862,276
     Unearned compensation                                             (994,348)        (1,218,746)
     Additional paid in capital                                       2,683,546          2,562,990
     Retained earnings                                               16,317,586         12,519,902
     Accumulated other comprehensive income (loss)                      (68,985)           520,729
                                                       -------------------------------------------
Total shareholders' equity                                           44,432,643         41,247,151
                                                       -------------------------------------------
Total liabilities and shareholders' equity                        $ 793,684,365      $ 726,514,473
                                                       ===========================================

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

                  The National Bank of Indianapolis Corporation
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                Three months ended
                                                                    September 30
                                                                 2003           2002
                                                    -----------------------------------
Interest income:
     Interest and fees on loans                               $7,699,013     $7,810,435
     Interest on investment securities                           699,993      1,060,513
     Interest on federal funds sold                              102,040        140,734
     Interest on reverse repurchase agreements                    30,700         19,250
                                                    -----------------------------------
Total interest income                                          8,531,746      9,030,932

Interest expense:
     Interest on deposits                                      1,602,482      2,223,055
     Interest on repurchase agreements                            70,024        202,031
     Interest on FHLB advances                                   611,273        646,572
     Interest on long term debt                                  649,105        360,944
                                                    -----------------------------------
Total interest expense                                         2,932,884      3,432,602
                                                    -----------------------------------
Net interest income                                            5,598,862      5,598,330

Provision for loan losses                                        300,000        300,000
                                                    -----------------------------------
Net interest income after provision for loan losses            5,298,862      5,298,330

Other operating income:
     Trust fees and commissions                                  533,200        600,945
     Building rental income                                      148,548        122,260
     Service charges and fees on deposit accounts                607,592        582,255
     Net gain on sale of mortgage loans                          234,183        132,448
     Interchange income                                          135,105        129,796
     Other income                                                374,823        304,558
                                                    -----------------------------------
Total operating income                                         2,033,451      1,872,262

Other operating expenses:
     Salaries, wages and employee benefits                     3,084,318      2,856,382
     Occupancy expense                                           346,368        352,810
     Furniture and equipment expense                             217,076        217,028
     Professional services                                       246,110        168,092
     Data processing                                             352,907        312,663
     Business development                                        207,581        185,123
     Valuation of allowance for mortgage servicing rights         15,300         88,181
     Other expenses                                              721,187        875,302
                                                    -----------------------------------
Total other operating expenses                                 5,190,847      5,055,581
                                                    -----------------------------------
Net income before tax                                          2,141,466      2,115,011
     Federal and state income tax                                846,068        838,048
                                                    -----------------------------------
Net income after tax                                          $1,295,398     $1,276,963
                                                    ===================================


Basic earnings per share                                      $     0.55     $     0.54
                                                    ===================================

Diluted earnings per share                                    $     0.51     $     0.51
                                                    ===================================

See notes to consolidated financial statements.

                  The National Bank of Indianapolis Corporation
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                   Nine months ended
                                                                      September 30
                                                                  2003            2002
                                                      -----------------------------------
Interest income:
     Interest and fees on loans                               $23,164,086     $22,807,114
     Interest on investment securities                          2,233,901       2,728,195
     Interest on federal funds sold                               327,926         460,370
     Interest on reverse repurchase agreements                     66,696         229,215
                                                      -----------------------------------
Total interest income                                          25,792,609      26,224,894

Interest expense:
     Interest on deposits                                       5,710,302       7,140,487
     Interest on repurchase agreements                            304,697         584,002
     Interest on FHLB advances                                  1,863,996       2,084,220
     Interest on long term debt                                 1,106,902       1,082,729
                                                      -----------------------------------
Total interest expense                                          8,985,897      10,891,438
                                                      -----------------------------------
Net interest income                                            16,806,712      15,333,456

Provision for loan losses                                         900,000       1,200,000
                                                      -----------------------------------
Net interest income after provision for loan losses            15,906,712      14,133,456

Other operating income:
     Trust fees and commissions                                 1,428,915       1,772,870
     Building rental income                                       413,577         357,356
     Service charges and fees on deposit accounts               1,845,696       1,626,118
     Net gain on sale of mortgage loans                         1,055,654         539,591
     Interchange income                                           407,506         389,908
     Other                                                      1,033,505         830,388
                                                      -----------------------------------
Total operating income                                          6,184,853       5,516,231

Other operating expenses:
     Salaries, wages and employee benefits                      9,067,270       8,103,998
     Occupancy expense                                          1,063,163       1,084,803
     Furniture and equipment expense                              652,704         667,951
     Professional services                                        685,091         549,067
     Data processing                                            1,021,033         961,333
     Business development                                         680,914         587,949
     Valuation of allowance for mortgage servicing rights         292,476          88,181
     Other expenses                                             2,344,703       2,114,595
                                                      -----------------------------------
Total other operating expenses                                 15,807,354      14,157,877
                                                      -----------------------------------
Net income before tax                                           6,284,211       5,491,810
     Federal and state income tax                               2,486,527       2,184,564
                                                      -----------------------------------
Net income after tax                                          $ 3,797,684     $ 3,307,246
                                                      ===================================

Basic earnings per share                                      $      1.61     $      1.46
                                                      ===================================

Diluted earnings per share                                    $      1.51     $      1.37
                                                      ===================================

See notes to consolidated financial statements.

                  The National Bank of Indianapolis Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                           Nine months ended
                                                                             September 30
                                                                         2003            2002
                                                                    --------------------------------
Operating Activities
Net Income                                                              $ 3,797,684     $ 3,307,246
Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
          Provision for loan losses                                         900,000       1,200,000
          Depreciation and amortization                                     824,670         795,707
          Valuation of allowance for mortgage servicing rights              292,476          88,181
          Income tax benefit from exercise of warrants & options            120,556       2,551,107
          Stock compensation                                                110,000         109,918
          Net accretion of investments                                      799,324         699,886
          Unearned compensation amortization                                296,423         185,727
          (Increase) decrease in:
             Accrued interest receivable                                    626,844      (1,376,410)
             Other assets                                                  (624,179)     (1,073,695)
          Decrease in other liabilities                                  (1,301,341)       (151,658)

                                                                    --------------------------------
Net cash provided by operating activities                                 5,842,457       6,336,009
                                                                    --------------------------------

Investing Activities
Net change in federal funds sold                                        (26,063,594)     (7,819,344)
Net change in reverse repurchase agreements                             (10,000,000)    115,000,000
Proceeds from maturities of investment securities held
      to maturity                                                        24,124,021       1,345,718
Proceeds from maturities of investment securities available
      for sale                                                           47,286,920      62,212,745
Proceeds from sales of investment securities available for sale          25,367,391       9,998,502
Purchases of investment securities held to maturity                        (124,500)    (23,771,563)
Purchases of investment securities available for sale                   (86,010,625)   (129,205,346)
Net increase in loans                                                   (53,182,543)    (50,060,040)
Purchases of bank premises and equipment                                   (671,595)       (519,417)

                                                                    --------------------------------
Net cash used by investing activities                                   (79,274,525)    (22,818,745)
                                                                    --------------------------------

Financing Activities
Net increase in deposits                                                 75,305,419      25,836,840
Net change in security repurchase agreements                             (6,019,678)      9,805,216
Net change in FHLB borrowings                                            (6,000,000)     (2,000,000)
Proceeds from issuance of long-term debt                                  2,000,000               -
Proceeds from issuance of stock                                             458,746       4,808,281
Repurchase of stock                                                      (1,008,203)        (30,800)

                                                                    --------------------------------
Net cash provided by financing activities                                64,736,284      38,419,537
                                                                    --------------------------------

Increase (decrease) in cash and cash equivalents                         (8,695,784)     21,936,801

Cash and cash equivalents at beginning of year                           45,889,548      34,844,360
                                                                    --------------------------------

Cash and cash equivalents at end of period                             $ 37,193,764    $ 56,781,161
                                                                    ================================


Interest paid                                                           $ 9,494,678    $ 11,262,803
                                                                    ================================

Income taxes paid                                                       $ 3,314,931       $ 155,328
                                                                    ================================

See notes to consolidated financial statements.

                  The National Bank of Indianapolis Corporation
                 Consolidated Statement of Shareholders' Equity
                                   (Unaudited)

                                                                                                        Accumulated
                                                                            Additional                    and Other
                                               Common          Unearned      Paid In       Retained     Comprehensive
                                               Stock         Compensation    Capital       Earnings        Income          TOTAL
                                            ---------------------------------------------------------------------------------------
Balance at December 31, 2001                 $ 20,883,428     $ (439,790)   $       --    $ 7,963,066      $ 63,298   $ 28,470,002

Comprehensive income:
    Net income                                                                              3,307,246                    3,307,246
    Other comprehensive income
       Net unrealized gain on investments,
         net of tax of $262,435                                                                             400,113        400,113
                                                                                                                    ---------------
Total comprehensive income                                                                                               3,707,359

Income tax benefit from exercise of
    warrants & options                                                       2,551,107                                   2,551,107
Issuance of stock (474,479 shares)              5,979,649     (1,061,450)                                                4,918,199
Repurchase of stock (1,100 shares)                (30,800)                                                                 (30,800)
Compensation earned                                              185,727                                                   185,727
                                            ---------------------------------------------------------------------------------------
Balance at September 30, 2002                $ 26,832,277   $ (1,315,513)  $ 2,551,107   $ 11,270,312     $ 463,411   $ 39,801,594
                                            =======================================================================================




Balance at December 31, 2002                 $ 26,862,276   $ (1,218,746)  $ 2,562,990   $ 12,519,902     $ 520,729   $ 41,247,151

Comprehensive income:
    Net income                                                                              3,797,684                    3,797,684
    Other comprehensive income
       Net unrealized loss on investments,
         net of tax of $386,795                                                                            (589,714)      (589,714)
                                                                                                                    ---------------
Total comprehensive income                                                                                               3,207,970

Income tax benefit from exercise of
    warrants & options                                                         120,556                                     120,556
Issuance of stock (30,306 shares)                 640,771        (72,025)                                                  568,746
Repurchase of stock (32,527 shares)            (1,008,203)                                                              (1,008,203)
Compensation earned                                              296,423                                                   296,423
                                            ---------------------------------------------------------------------------------------
Balance at September 30, 2003                $ 26,494,844     $ (994,348)  $ 2,683,546   $ 16,317,586     $ (68,985)  $ 44,432,643
                                            =======================================================================================

See notes to consolidated financial statements.

                        The National Bank of Indianapolis
                                   Corporation

                   Notes to Consolidated Financial Statements

                               September 30, 2003

                          Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of The National Bank of Indianapolis Corporation ("Corporation") and its wholly-owned subsidiaries The National Bank of Indianapolis ("Bank"), and NBIN Statutory Trust I ("the Trust"). All intercompany transactions between the Corporation and its subsidiaries have been properly eliminated. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Form 10-K for the year ended December 31, 2002.

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

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE are to be included in an entity's consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, and the right to receive the expected residual returns of the entity if they occur.

The Corporation holds an investment in trust preferred securities that, for purposes of FIN 46, are evaluated to determine whether consolidation or further disclosure as a significant interest holder is required.

FIN 46 was effective immediately for new entities created or acquired after February 1, 2003. The Corporation has no interest in any entities created nor did it acquire any entities after February 1, 2003. FIN 46 will become effective on December 15, 2003, for entities in which the Corporation held a variable interest prior to February 1, 2003. Although management believes that FIN 46 will not have a material impact, management continues to evaluate its interests acquired prior to February 1, 2003 to assess whether consolidation or further disclosure of a VIE is required under FIN 46.

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

During the third quarter, two employees exercised their options to purchase 2,031 common shares. The exercise price ranged from $19.00 to $27.50 with a weighted average exercise price of $20.80 and the weighted fair market value of the stock was $31.25.

Due to the exercise of these options for the nine month period ending September 30, 2003, the Corporation will receive a deduction for tax purposes for the difference between the fair value of the stock at the date of exercise and the exercise price. In accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock-Based Compensation," the Corporation has recorded the income tax benefit of $120,556 as additional paid in capital for the nine month period ending September 30, 2003.

                           Note 5: Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share.

                                                                  Three months ended          Nine months ended
                                                                     September 30,               September 30,
                                                                  2003          2002          2003          2002
                                                               ----------    ----------    ----------    ----------
Basic average shares outstanding                                2,360,371     2,358,956     2,363,426     2,265,248
                                                               ==========    ==========    ==========    ==========

Net income                                                     $1,295,398    $1,276,963    $3,797,684    $3,307,246
                                                               ==========    ==========    ==========    ==========

Basic net income per common share                              $     0.55    $     0.54    $     1.61    $     1.46
                                                               ==========    ==========    ==========    ==========

Diluted
     Average shares outstanding                                 2,360,371     2,358,956     2,363,426     2,265,248
     Nonvested restricted stock                                    49,620        48,300        49,620        48,300
     Common stock equivalents
        Net effect of the assumed exercise of stock options        89,906        81,763        89,906        81,763
        Net effect of the assumed exercise of warrants             15,562        14,800        15,562        14,800
                                                               ----------    ----------    ----------    ----------
Diluted average shares                                          2,515,459     2,503,819     2,518,514     2,410,111
                                                               ==========    ==========    ==========    ==========

Net income                                                     $1,295,398    $1,276,963    $3,797,684    $3,307,246
                                                               ==========    ==========    ==========    ==========

Diluted net income per common share                            $     0.51    $     0.51    $     1.51    $     1.37
                                                               ==========    ==========    ==========    ==========

                          Note 6: Comprehensive Income

The following table sets forth the computation of comprehensive income.

                                                            Three months ended             Nine months ended
                                                               September 30,                  September 30,
                                                           2003            2002           2003            2002
                                                       -----------     -----------    -----------     -----------
Net income                                             $ 1,295,398     $ 1,276,963    $ 3,797,684     $ 3,307,246

Unrealized gains (losses) on securities, net of tax       (433,999)        191,595       (589,714)        400,113

                                                       -----------     -----------    -----------     -----------
Comprehensive income                                   $   861,399     $ 1,468,558    $ 3,207,970     $ 3,707,359
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

                                                        Three months ended        Nine months ended
                                                           September 30,            September 30,
                                                        2003         2002         2003         2002
                                                     ----------   ----------   ----------   ----------
Net income, as reported                              $1,295,398   $1,276,963   $3,797,684   $3,307,246

Add:  stock-based compensation expense, net of           59,963       58,431      179,010      112,161
    related taxes
Less:  total stock-based compensation expense          (115,140)    (223,028)    (232,953)    (417,525)
    determined under fair-value based method, net
    of taxes
                                                     ----------   ----------   ----------   ----------
Pro forma net income                                 $1,240,221   $1,112,366   $3,743,741   $3,001,882
                                                     ==========   ==========   ==========   ==========


Earnings per share:
    Basic, as reported                               $     0.55   $     0.54   $     1.61   $     1.46
    Basic, pro forma                                 $     0.53   $     0.47   $     1.58   $     1.33

    Diluted, as reported                             $     0.51   $     0.51   $     1.51   $     1.37
    Diluted, pro forma                               $     0.49   $     0.44   $     1.49   $     1.25

                            Note 8: Subsequent Events

In January 2003, the Board of Directors of the Corporation authorized a stock repurchase program to provide liquidity to employees and directors that own shares of common stock of the Corporation. Under this repurchase program, the Corporation may spend up to $5,500,000 in individually negotiated transactions to repurchase its shares from employees and directors who wish to sell. The following repurchases from executive officers and/or directors of the Corporation were made on the dates indicated below:

On October 15, 2003, the Corporation repurchased 59,500 shares from Morris L. Maurer, the Chief Executive Officer and a director of the Corporation, for an aggregate of $1,889,125, or $31.75 per share.

On October 16, 2003, the Corporation repurchased 1,600 shares from Debra L. Ross, the Chief Financial Officer of the Corporation, for an aggregate of $50,800, or $31.75 per share.

On October 16, 2003, the Corporation repurchased 63,925 shares from Michael S. Maurer, the Chairman of the Board of Directors of the Corporation, for an aggregate of $2,029,618.70, or $31.75 per share.

                      Management's Discussion and Analysis
                 of Financial Condition and Results of Operation


Forward Looking Information

This section contains forward-looking statements. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. The forward-looking statements are based on management's expectations and are subject to a number of risks and uncertainties. Although management believes the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, the Corporation's ability to execute its business plans; changes in general economic and financial market conditions; changes in interest rates; changes in competitive conditions; continuing consolidation in the financial services industry; new litigation or changes in existing litigation; losses, customer bankruptcy, claims and assessments; changes in banking regulations or other regulatory or legislative requirements that impact the Corporation's business; and changes in accounting policies and procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements is available in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.

Critical Accounting Policies

The Corporation's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow modeling techniques.

Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses and the valuation of the mortgage servicing asset, to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

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

The mortgage servicing asset is established and accounted for based on discounted cash flow modeling techniques which require management to make estimates regarding the amount and timing of expected future cash flows, including assumptions about loan repayment rates, credit loss experience, and costs to service, as well as discount rates that consider the risk involved. Because the values of these assets are sensitive to changes in assumptions, the valuation of the mortgage servicing asset is considered a critical accounting estimate.


Results of Operations

Nine months ended September 30, 2003 Compared to the Nine months ended September 30, 2002:

The Corporation's results of operations depend primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. The Corporation had net income of $3,797,684 for the nine months ended September 30, 2003 compared to a net income of $3,307,246 for the nine months ended September 30, 2002. This change is primarily due to the growth of the Bank allowing for more interest earning assets and net interest income compared to the same period during 2002, thereby offsetting more of the operating expenses.

Net Interest Income
-------------------
Net interest income increased $1,473,256 or 9.6% to $16,806,712 for the nine months ended September 30, 2003 from $15,333,456 for the nine months ended September 30, 2002. Total interest income decreased $432,285 for the nine months ended September 30, 2003 to $25,792,609 from $26,224,894 for the nine months ended September 30, 2002. The decrease in interest income is primarily a result of the drop in the prime rate. The prime rate was 4.00% at September 30, 2003 compared to 4.75% at September 30, 2002. Contributing to the overall increase in net interest income is due to the average total loans for the nine months ended September 30, 2003 being approximately $555,000,000 compared to average total loans of approximately $475,000,000 for the nine months ended September 30, 2002. The increased loan growth is the result of new clients and the addition of experienced lenders to the staff. The loan portfolio produces the highest yield of all earning assets. Investment portfolio income decreased $494,294 or 18.1% to $2,233,901 for the nine months ended September 30, 2003, as compared to $2,728,195 for the nine months ended September 30, 2002. The decrease in interest on investment securities is primarily a result of the average investment securities portfolio of approximately $115,000,000 for the nine months ended September 30, 2003 compared to an average of $130,000,000 for the nine months ended September 30, 2002. Interest on federal funds sold decreased $132,444 or 28.8% from $460,370 for the nine months ended September 30, 2002 to $327,926 for the nine months ended September 30, 2003. Although the average of federal funds sold for the nine months ended September 30, 2003 was approximately $39,000,000, an increase of approximately $3,000,000 from approximately $36,000,000 for the nine months ended September 30, 2002, the interest rates were lower for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Interest on reverse repurchase agreements decreased $162,519 or 70.9% from $229,125 for the nine months ended September 30, 2002 to $66,696 for the nine months ended September 30, 2003. The decrease was the result of a decrease in the average of reverse repurchase agreements of approximately $9,400,000 from $19,000,000 for the nine months ended September 30, 2002 to $9,600,000 for the nine months ended September 30, 2003. The decrease is also due to lower interest rates for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.

Total interest expense decreased $1,905,541 or 17.5% to $8,985,897 for the nine months ended September 30, 2003, from $10,891,438 for the nine months ended September 30, 2002. This decrease is due to an overall rate decrease in the market and due to the run off of higher priced deposits being replaced by lower priced deposits. Total interest bearing liabilities averaged approximately $578,000,000 for the nine months ended September 30, 2003 as compared to approximately $547,000,000 for the nine months ended September 30, 2002. The average cost of interest bearing liabilities was approximately 2.1% at September 30, 2003 compared to 2.7% at September 30, 2002.

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

The provision for loan losses was $900,000 for the nine months ended September 30, 2003 compared to $1,200,000 for the nine months ended September 30, 2002. Based on management's risk assessment and evaluation of the potential losses of the loan portfolio, management believes that the current allowance for loan losses is adequate to provide for potential losses in the loan portfolio.

The following table sets forth the roll forward of the allowance for loan losses.

                                           Nine months ended
                                             September 30,
                                          2003          2002
                                       ----------    ----------
Beginning of Period                    $7,227,000    $5,986,965
      Provision for loan losses           900,000     1,200,000

      Losses charged to the reserve
           Commercial                     360,000        93,664
           Real Estate                      1,296        21,800
           Installment                      2,185         2,052
           Credit Cards                    14,904        42,158
                                       ----------    ----------
                                          378,385       159,674

      Recoveries
           Commercial                      81,321        16,324
           Real Estate                     16,438            --
           Installment                         62           237
           Credit Cards                       950         6,314
                                       ----------    ----------
                                           98,771        22,875

                                       ----------    ----------
End of Period                          $7,847,386    $7,050,166
                                       ==========    ==========

Allowance as a % of Loans                   1.35%         1.41%


Loans past due over 30 days totaled $7,411,653 or 1.28% of total loans at September 30, 2003 compared to $1,607,538 or 0.32% of total loans at September 30, 2002.

Other Operating Income
----------------------
Other operating income for the nine months ended September 30, 2003, increased $668,622 or 12.1% to $6,184,853 from $5,516,231 for the nine months ended
September 30, 2002. The increase is primarily due to an increase in the net gain on the sale of mortgage loans of $516,063 or 95.6% from $539,591 for the nine months ended September 30, 2002 to $1,055,654 for the nine months ended September 30, 2003. This is due to the ability to sell a bulk of mortgages that were generated during 2002 and 2003 as a result of lower interest rates. Also contributing to the increase in other operating income was service charges and fees on deposit accounts of $219,578 or 13.5% from $1,626,118 for the nine months ended September 30, 2002 to $1,845,696 for the nine months ended September 30, 2003. This increase is attributable to the increase in average demand deposit accounts of $57,000,000 from approximately $422,000,000 at September 30, 2002 to approximately $479,000,000 at September 30, 2003. Rental income from the other tenants in the Corporation's main office building increased $56,221 or 15.7% to $413,577 for the nine months ended September 30, 2003 from $357,356 for the nine months ended September 30, 2002. This is due to new tenants in the building in 2003 compared to the same period the previous year. Interchange income from debit and credit cards increased $17,598 or 4.5% from $389,908 for the nine months ended September 30, 2002 to $407,506 for the nine months ended September 30, 2003. Trust fees and commissions decreased $343,955 or 19.4% from $1,772,870 for the nine months ended September 30, 2002 to $1,428,915 for the nine months ended September 30, 2003. The decrease in trust income is attributable to the overall decline in the stock and treasury markets and a change in accounting estimate related to the accrual of fees.

Other Operating Expenses
------------------------
Other operating expenses for the nine months ended September 30, 2003 increased $1,649,477 or 11.7% to $15,807,354 from $14,157,877 for the nine months ended
September 30, 2002. Salaries, wages and employee benefits increased $963,272 or 11.9% to $9,067,270 for the nine months ended September 30, 2003 from $8,103,998 for the nine months ended September 30, 2002. This increase is primarily due to the increase in the number of employees from 159 full time equivalents at September 30, 2002 to 173 full time equivalents at September 30, 2003. Occupancy expense decreased $21,640 or 2.0% to $1,063,163 for the nine months ended September 30, 2003 from $1,084,803 for the nine months ended September 30, 2002. Furniture and equipment expense decreased $15,247 or 2.3% to $652,704 for the nine months ended September 30, 2003 from $667,951 for the nine months ended September 30, 2002. This is due to lower depreciation costs related to fully depreciated assets at the older banking centers and main office. Professional services expense increased $136,024 or 24.8% from $549,067 for the nine months ended September 30, 2002 to $685,091 for the nine months ended September 30, 2003 due to increased accounting fees, legal fees, and courier service costs. Data processing expenses increased $59,700 or 6.2% for the nine months ended September 30, 2003 over the same period the previous year primarily due to increased service bureau fees relating to increased transaction activity by the Bank and trust department. Business development increased $92,965 or 15.8% to $680,914 for the nine months ended September 30, 2003 from $587,949 for the nine months ended September 30, 2002. This is due to customer entertaining and public relations. Due to the overall lower interest rates in 2002 and 2003, there were many refinances and the Corporation had increased mortgage sales. During the third quarter of 2002, a valuation reserve was established for the mortgage servicing rights asset. The valuation of allowance for mortgage servicing rights increased $204,295 or 231.7% to $292,476 for the nine months ended September 30, 2003 from $88,181 for the nine months ended September 30, 2002.

Liquidity and Interest Rate Sensitivity

The Corporation must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets - those which can be converted into cash -and access to additional sources of funds. Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as available for sale, and maturing loans. Federal funds sold represented the Corporation's primary source of immediate liquidity and were maintained at a level adequate to meet immediate needs. Federal funds sold averaged approximately $39,000,000 for the nine months ended September 30, 2003 an increase of approximately $3,000,000 from $36,000,000 for the nine months ended September 30, 2002. Reverse repurchase agreements may serve as a source of liquidity, but are primarily used as collateral for customer balances in overnight repurchase agreements. Maturities in the Corporation's loan and investment portfolios are monitored regularly to manage the maturity dates of deposits to coincide with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At September 30, 2003, the Corporation's rate sensitive liabilities exceeded rate sensitive assets due within one year by $11,010,765.

As part of managing liquidity, the Corporation monitors its loan to deposit ratio on a daily basis. At September 30, 2003 the ratio was 93.9 percent. The level of loans to deposits is below the Corporation's internal limit for this ratio.

The Corporation experienced a decrease in cash and cash equivalents, its primary source of liquidity, of $8,695,784 during the first nine months of 2003. The primary financing activity of deposit growth provided net cash of $75,305,419. Lending used $53,182,543, investments provided $10,643,207 and increasing federal funds sold and reverse repurchase agreements used $36,063,594. The Corporation's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation's liquidity position.

Capital Resources

The Corporation's only sources of capital since commencing operations have been from issuance of common stock, results of operations, issuance of long-term debt to a non-affiliated third party, and the issuance of company obligated mandatorily redeemable preferred capital securities.

The Corporation maintains a Revolving Credit Agreement with Harris Trust and Savings Bank in the amount of $5,000,000 that will mature September 28, 2004.

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

The Bank entered into an agreement in the amount of $5,000,000 pursuant to a Subordinated Term Loan Agreement with Harris Trust and Savings Bank dated June 6, 2003. The Bank can make up to two advances against the term loan prior to June 6, 2004. The first advance was made in the amount of $2,000,000 on June 6, 2003. The final maturity date of the loan is June 6, 2010. The outstanding principal balance is due at maturity, but prepayment of the principal balance is permitted prior to maturity with prior consent from the Federal Reserve.

There are many different interest rate options available. Each floating rate option is available for a fixed term of 1-3 months. The Bank is currently paying Adjusted 3-month LIBOR plus 2.0% which equates to 3.15%. Interest payments are due at the expiration of the fixed term option. During June 2003, the Bank made a $1,000,000 dividend to the Corporation from the loan proceeds to accommodate the stock repurchase program as discussed later on pages 22 and 23.

The Bank has incurred indebtedness pursuant to FHLB advances as follows:

                         Amount             Rate              Maturity
                         ------             ----              --------
                   $  5,000,000             5.39%             02/26/2004
                      5,000,000             5.15%             04/23/2004
                      5,000,000             5.14%             08/01/2005
                      3,000,000             5.39%             10/03/2005
                      5,000,000             5.43%             03/16/2006
                      5,000,000             5.32%             05/08/2006
                      8,000,000             4.19%             07/24/2007
                      3,000,000             5.57%             08/13/2007
                      3,000,000             5.55%             10/02/2008
                  -------------
                    $42,000,000
                  =============

The Bank may add indebtedness of this nature in the future if determined to be in the best interest of the Bank.

Capital for the Bank is at or above the well-capitalized regulatory requirements at September 30, 2003. Pertinent capital ratios for the Bank as of September 30, 2003 are as follows:

                                                          Well       Adequately
                                       Actual      Capitalized      Capitalized
                                       ------      -----------      -----------
Tier 1 risk-based capital ratio          8.5%             6.0%             4.0%
Total risk-based capital ratio          10.1%            10.0%             8.0%
Leverage ratio                           6.5%             5.0%             4.0%


Dividends from the Bank to the Corporation may not exceed the undivided profits of the Bank (included in consolidated retained earnings) without prior approval of a federal regulatory agency. In addition, Federal banking laws limit the amount of loans the Bank may make to the Corporation, subject to certain collateral requirements. No loans were made during the nine month period ended September 30, 2003 or 2002 by the Bank to the Corporation. A dividend of $1,650,000 was declared and made by the Bank to the Corporation during the nine month period ended September 30, 2003 and dividends of $325,000 were declared and made during the nine month period ended September 30, 2002.

In January 2003, the Board of Directors of the Corporation authorized a repurchase program entitled "Program One" which covers employees and directors and is effective through December 2005 unless terminated earlier by the Board.

Under Program One, the Corporation may spend up to $5,500,000 in individually negotiated transactions to repurchase its shares from employees and directors who wish to sell. The repurchase program may be suspended or discontinued at any time if management determines that additional purchases are not warranted or if the cost of the repurchase program reaches $5,500,000.

The amount and timing of shares repurchased under the repurchase program, as well as the specific price, will be determined by management after considering market conditions, company performance and other factors.

At September 30, 2003, the remaining authority under Program One was approximately $5,200,000.

In January 2003, the Board of the Corporation authorized a separate repurchase program entitled "Program Two" which covers all other shareholders and is effective through December 2003 unless terminated earlier by the Board. Under Program Two, the Corporation may spend up to $7,600,000 in individually negotiated transactions to repurchase its shares from shareholders who wish to sell. The repurchase program may be suspended or discontinued at any time if management determines that additional purchases are not warranted or if the cost of the repurchase program reaches $7,600,000.

The amount and timing of shares repurchased under the repurchase program, as well as the specific price, will be determined by management after considering market conditions, company performance and other factors.

At September 30, 2003, the remaining authority under Program Two was approximately $6,900,000.


Quantitative and Qualitative Disclosures about Market Risk

The Corporation's exposure to market risk is primarily related to changes in interest rates. Quantitative and qualitative disclosures about the Corporation's market risk resulting from changes in interest rates are included in Item 7A in the Corporation's 2002 Annual Report on Form 10-K. There have been no material changes in such risks or in the Corporation's asset/liability management program during the quarter ended September 30, 2003. Liquidity and interest rate sensitivity disclosures for the quarter ended September 30, 2003 are found on pages 19-20 of this report.

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

Item 2.   Changes in Securities

          (a)  Not applicable.
          (b)  Not applicable.
          (c) On March 26, 2003, the Corporation sold a total of 4,000 shares of common stock for an aggregate amount of $40,000 to one director of the Corporation pursuant to the exercise of stock options by the director.

               On April 21, 2003, the Corporation sold a total of 431 shares of common stock for an aggregate amount of $11,853 to one officer of the Corporation pursuant to the exercise of stock options by the officer.

               On May 19, 2003, the Corporation sold a total of 4,000 shares of common stock for an aggregate amount of $40,000 to one director of the Corporation pursuant to the exercise of stock options by the director.

               On June 3, 2003, the Corporation sold a total of 1,000 shares of common stock for an aggregate amount of $10,000 to one director of the Corporation pursuant to the exercise of stock options by the director.

               On June 19, 2003, the Corporation sold a total of 4,600 shares of common stock for an aggregate amount of $69,070 to one officer of the Corporation pursuant to the exercise of stock options by the officer.

               On August 7, 2003, the Corporation sold a total of 1,600 shares of common stock for an aggregate amount of $30,400 to one officer of the Corporation pursuant to the exercise of stock options by the officer.

               On September 12, 2003, the Corporation sold a total of 431 shares of common stock for an aggregate amount of $11,853 to one officer of the Corporation pursuant to the exercise of stock options by the officer.

               All of these shares were sold in private placements pursuant to
               Section 4(2) of the Securities Act of 1933.

          (d)  Not applicable.

Item 3.   Defaults Upon Senior Securities - Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders  - Not applicable

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

               31.1 Certificate of Chief Executive Officer pursuant to Rule
                    15d-14(a) of the Securities Exchange Act of 1934, as amended

               31.2 Certificate of Chief Financial Officer pursuant to Rule
                    15d-14(a) of the Securities Exchange Act of 1934, as amended

               32.1 Chief Executive Officer Certification pursuant to 18 U.S.C.
                    Section 1350

               32.2 Chief Financial Officer Certification pursuant to 18 U.S.C.
                    Section 1350

          (b) The registrant filed the following Current Reports on Form 8-K during the quarter ended September 30, 2003.

               Date             Item Reported
               ----             -------------
               August 11, 2003  Letter to Shareholders of the Registrant, dated
                                August 11, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                           Date:  October 27, 2003

                           THE NATIONAL BANK OF INDIANAPOLIS CORPORATION


                           /s/  Debra L. Ross
                           ----------------------------------------------
                           Debra L. Ross
                           Chief Financial Officer

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