Form 10-K
period 2003-12-31
NATIONAL BANK OF INDIANAPOLIS CORP
filed 2004-03-26
CIK 912382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-21671

                  THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
             (Exact name of Registrant as Specified in its Charter)

          Indiana                                       35-1887991
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

     107 North Pennsylvania Street                        46204
         Indianapolis, Indiana                          (Zip Code)
(Address of Principal Executive Offices)

                                 (317) 261-9000
              (Registrant's Telephone Number, Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: None


    Securities registered Pursuant to Section 12(g) of the Act: Common Stock


      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

      The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2003 was approximately $52,707,551. The number of shares of the registrant's Common Stock outstanding at March 26, 2004 was 2,347,129.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference to the Registrant's definitive proxy statement to be filed in connection with the annual meeting of shareholders to be held in 2004.

Form 10-K Cross Reference Index

Item                    Disclosure Required                                                         Page
----                    -------------------                                                         ----
PART I

Item 1.                 Business                                                                      1

Item 2.                 Property                                                                     10

Item 3.                 Legal Proceedings                                                            10

Item 4.                 Submission of Matters to a Vote of Security Holders                          10

PART II

Item 5.                 Market for Registrant's Common Equity and Related Stockholder Matters        11

Item 6.                 Selected Financial Data                                                      12

Item 7.                 Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                                    13

Item 7A.                Quantitative and Qualitative Disclosures about Market Risk                   38

Item 8.                 Financial Statements and Supplementary Data                                  39

Item 9.                 Changes In and Disagreements With Accountants on Accounting
                        and Financial Disclosure                                                     70

Item 9A.                Controls and Procedures                                                      70

PART III

Item 10.                Directors and Executive Officers of the Registrant                           71

Item 11.                Executive Compensation                                                       71

Item 12.                Security Ownership of Certain Beneficial Owners and Management
                        and Related Stockholder Matters                                              71

Item 13.                Certain Relationships and Related Transactions                               71

Item 14.                Principal Accounting Fees and Services                                       71


Part IV

Item 15.                Exhibits, Financial Statement Schedules, and Reports on Form 8-K             72

PART I

Item 1.  Business
-----------------

            The Corporation. The National Bank of Indianapolis Corporation (the "Corporation") was formed on January 29, 1993, for the purpose of forming a banking institution in the Indianapolis, Indiana metropolitan area and holding all of the shares of common stock of such banking institution. The Corporation formed a national banking association named "The National Bank of Indianapolis" (the "Bank") as a wholly-owned subsidiary.

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

            Management has sought to position the Bank to capitalize on the customer disruption, dissatisfaction, and turn-over which it believes has resulted from the acquisition of the three largest commercial banks located in Indianapolis by out-of-state holding companies. On December 31, 2003, the Corporation had consolidated total assets of $813 million and total deposits of $638 million.

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

            The Market. The Bank derives a substantial proportion of its business from the Indianapolis Metropolitan Statistical Area ("MSA"), Indiana area. Indianapolis has been ranked by a number of national publications as a "top" Midwestern city.

            Competition. The Bank's service area is highly competitive. There are numerous financial institutions operating in the Indianapolis MSA marketplace, which provide strong competition to the Bank. In addition to the challenge of attracting and retaining customers for traditional banking services offered by commercial bank competitors, significant competition also comes from savings and loans associations, credit unions, finance companies, insurance companies, mortgage companies, securities and brokerage firms, money market mutual funds, loan production offices, and other providers of financial services in the area. The Gramm-Leach-Bliley Act of 1999, effective March 11, 2000, has changed the competitive environment in which the Bank conducts business. See "Financial Modernization Legislation" below. These competitors with focused products targeted at highly profitable customer segments, compete across geographic boundaries and provide customers increasing access to meaningful alternatives to banking services in nearly all significant products. The increasingly competitive environment is a result primarily of changes in regulations, changes in technology, product delivery systems and the accelerating pace of consolidation among financial service providers. These competitive trends are likely to continue. The Bank's ability to maintain its history of strong financial performance will depend in part on the Bank's ability over time to expand its scope of available financial services as needed to meet the needs and demands of its customers. The Bank competes in this marketplace primarily on the basis of highly personalized service, responsive decision making, and competitive pricing.

            Employees. The Corporation and the Bank has 180 employees, of which 173 are full-time equivalent employees. The Bank has employed persons with substantial experience in the Indianapolis MSA banking market. The average banking experience level for all Bank employees is in excess of 14 years.

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

            Certain regulatory capital ratios for the Corporation as of December 31, 2003 are shown below:

                Tier 1 Capital to Risk-Weighted Assets                   9.2%

                Total Risk Based Capital to Risk-Weighted Assets        10.8%

                Tier 1 Leverage Ratio                                    6.8%

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

            The most stringent capital requirement affecting the Bank, however, are those established by the prompt corrective action provisions of FDICIA, which are discussed below. At December 31, 2003, the Bank's total risk-based capital, Tier 1 risk-based capital and leverage capital exceeded the amounts required to be designated "well capitalized."

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

            Deposit Insurance. The Bank's deposits are insured up to $100,000 per insured account by the BIF. As an institution whose deposits are insured by the BIF, the Bank is not currently required to pay deposit insurance premiums to BIF but was required to pay $23,691 for the Financing Corporation (FICO) assessment for the first quarter in 2004. The Bank's deposit insurance assessments may increase depending upon the risk category and subcategory, if any, to which the Bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the Bank's earnings.

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

            Certain regulatory capital ratios under the OCC's risk-based capital guidelines for the Bank at December 31, 2003 are shown below:

            Tier 1 Capital to Risk-Weighted Assets                      8.6%

            Total Risk-Based Capital to Risk-Weighted Assets           10.2%

            Tier 1 Leverage Ratio                                       6.4%

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

Financial Modernization Legislation: The Gramm-Leach- Bliley Act. Effective as of March 11, 2000, the Gramm-Leach-Bliley Act:

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

            The Corporation does not believe that the Gramm-Leach-Bliley Act will have any immediate, material impact on its operations. However, to the extent that the Gramm-Leach-Bliley Act permits commercial banks, securities firms and insurance companies to affiliate, the Act may have the effect of increasing the amount of competition that the Company faces from other companies offering financial products, many of which may have substantially more financial resources.

            Additional Matters.
            ------------------

            Sarbanes-Oxley Act. On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and to better protect investors. The Sarbanes-Oxley Act's principal legislation includes:

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

            o increased oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company's independent auditors;

            o requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

            o a requirement that companies disclose whether at least one member of the committee is a "financial expert" (as such term is defined by the Securities and Exchange Commission) and if not, why not;

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

            USA Patriot Act. On October 26, 2001, President George W. Bush signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act"). The USA Patriot Act is intended to strengthen the ability of U. S. Law Enforcement to combat terrorism on a variety of fronts. The potential impact of the USA Patriot Act on financial institutions is significant and wide-ranging. The USA Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all of the following matters, among others: money laundering, suspicious activities and currency transaction reporting; and currency crimes.

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

            The Bank has installed a remote ATM at the Indianapolis City Market, Parkwood, and Meridian Mark II Office Complex. These remote ATMs provide additional banking convenience for the customers of the Bank, and generate an additional source of fee income for the Bank.

            The Corporation's properties are in good physical condition and are considered by the Corporation to be adequate to meet the banking needs of the customers in the communities served.



Item 3.  Legal Proceedings
--------------------------

            Neither the Corporation nor the Bank are involved in any pending legal proceedings at this time, other than routine litigation incidental to its business.



Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

            None.

PART II

Item 5.  Market Price for Registrant's Common Equity and
         Related Stockholder Matters.
--------------------------------------------------------

                Shares of the common stock of the Corporation are not traded on any national or regional exchange or in the over-the-counter market. Accordingly, there is no established market for the common stock. These are occasional trades as a result of private negotiations not involving a broker or a dealer. The table below lists the high and low prices per share of which management is aware of during 2003 and 2002. There may have been other trades at other prices of which management is not aware. Management does not have knowledge of the price paid in all transactions and has not verified the accuracy of those prices that have been reported to it. Because of the lack of an established market for the common shares of the Company, these prices would not necessarily reflect the prices which the shares would trade in an active market.



      --------------------------------------------------------------
                                        Price per Share
      --------------------------------------------------------------
          Quarter              High                       Low
      --------------------------------------------------------------
                          2003       2002           2003       2002
      --------------------------------------------------------------
       First Quarter     $30.00     $25.50         $29.50     $25.50
      --------------------------------------------------------------
      Second Quarter     $31.00     $27.75         $30.75     $27.00
      --------------------------------------------------------------
       Third Quarter     $31.50     $28.00         $31.00     $28.00
      --------------------------------------------------------------
      Fourth Quarter     $31.88     $29.00         $30.88     $28.50
      --------------------------------------------------------------

            The Corporation had 651 shareholders on record as of March 26, 2004.

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

                                                                                 Year Ended December 31
                                                           -----------------------------------------------------------------
                                                              2003          2002          2001          2000          1999
                                                           -----------------------------------------------------------------
Consolidated Operating Data:
     Interest income                                       $  34,560     $  35,095     $  38,801     $  35,319     $  26,247
     Interest expense                                         11,950        14,061        20,953        19,786        14,355
          Net interest income                                 22,610        21,034        17,848        15,533        11,892
     Provision for loan losses                                 1,200         1,500         1,440         1,440         1,010
          Net income after provision for loan losses          21,410        19,534        16,408        14,093        10,882
     Securities losses net                                       (37)           --            --            --            --
     Other operating income                                    7,951         7,475         5,923         4,278         3,363
     Other operating expenses                                 20,984        19,452        16,821        14,002        11,198
     Income before income taxes                                8,377         7,557         5,510         4,369         3,047
     Federal and state income taxes                            3,213         3,000         2,140         1,719         1,217
     Net income                                                5,164         4,557         3,370         2,650         1,830

Consolidated Balance Sheet Data (at end of period):
     Total assets                                          $ 812,599     $ 726,514     $ 670,697     $ 533,767     $ 429,501
     Total investment securities
        (including Stock in Federal Bank)                    125,247       117,485        39,049        89,379        55,660
     Total loans                                             597,063       528,911       452,060       361,602       311,478
     Allowance for loan losses                                (8,030)       (7,227)       (5,987)       (4,701)       (3,393)
     Deposits                                                637,537       544,343       506,125       410,434       345,008
     Shareholders' equity                                     42,678        41,247        28,470        24,660        21,636
     Weighted average shares outstanding                       2,343         2,289         1,917         1,908         1,889

Per Share Data:
     Basic net income (loss) per common share (1)          $    2.20     $    1.99     $    1.76     $    1.39     $    0.97
     Cash dividends declared                                       0             0             0             0             0
     Book value (2)                                            18.14         16.89         14.48         12.60         11.09

Other Statistics and Operating Data:
     Return on average assets                                    0.7%          0.7%          0.5%          0.6%          0.5%
     Return on average equity                                   12.1%         12.2%         12.7%         11.4%          8.9%
     Net interest margin (3)                                     3.1%          3.2%          3.0%          3.5%          3.2%
     Average loans to average deposits                          95.7%         90.8%         90.8%         90.3%         83.4%
     Allowance for loan losses to loans at end of period         1.3%          1.4%          1.3%          1.3%          1.1%
     Allowance for loan losses to non-performing loans         164.8%        223.8%        717.0%        518.8%        881.5%
     Non-performing loans to loans at end of period              0.8%          0.6%          0.2%          0.3%          0.1%
     Net charge-offs to average loans                            0.1%          0.1%          0.0%          0.0%          0.1%
     Number of offices                                             8             8             8             7             6
     Number of full and part-time employees                      180           176           165           144           127
     Number of Shareholders of Record                            645           647           634           640           619

Capital Ratios:
     Average shareholders' equity to average assets              5.6%          5.4%          4.3%          4.8%          5.1%
     Equity to assets                                            5.3%          5.7%          4.2%          4.6%          5.0%
     Total risk-based capital ratio (Bank only)                 10.2%         10.1%         10.6%         11.1%         10.2%

(1)  Based upon weighted average shares outstanding during the period.
(2)  Based on Common Stock outstanding at the end of the period.
(3)  Net interest income as a percentage of average interest-earning assets.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

The following discussion and analysis of the Corporation relates to the years ended December 31, 2003, 2002 and 2001 and should be read in conjunction with the Corporation's Consolidated Financial Statements and Notes thereto included elsewhere herein.

            The primary source of The National Bank of Indianapolis' revenue is net interest income from loans and deposits, and fees from financial services provided to customers. Overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace tend to influence business volumes.

            During 2003, interest rates reached record low levels resulting in an extraordinary volume of mortgage loan originations and sales. As a result, mortgage-related business contributed significantly to other operating income.

Results of Operations

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002 and Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

            The Corporation's results of operations depend primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. The Corporation had net income of $5,164,200 for the year ended December 31, 2003 compared to net income of $4,556,836 for the year ended December 31, 2002 and net income of $3,370,043 for the year ended December 31, 2001. This change is primarily due to the growth of the Bank allowing for more interest earning assets and net interest income compared to the same period during 2002 and 2001, thereby offsetting more of the operating expenses.

            The Bank experienced growth during the past three years. Total assets increased $86,084,341 or 11.8% to $812,598,814 for the year ended December 31, 2003 from $726,514,473 for the year ended December 31, 2002 and total assets increased from $670,697,090 for the year ended December 31, 2001. This growth is in part due to an increase in customers as a result of local bank mergers/consolidations and the addition of experienced corporate and private bankers to the staff.

Net Interest Income
-------------------

            The following table details the components of net interest income for the years ended December 31, 2003, 2002, and 2001 (in 000's):

                                                        Year ended                               Year ended
                                                        December 31      $         %             December 31     $          %
                                                      2003      2002     Change    Change      2002      2001    Change     Change
                                                    -------------------------------------    -------------------------------------
Interest income:
        Interest and fees on loans                  $31,010   $30,593   $   417      1.4%    $30,593   $30,799   $  (206)    -0.7%
        Interest on investment securities             3,020     3,683      (663)   -18.0%      3,683     6,154    (2,471)   -40.2%
        Interest on federal funds sold                  432       573      (141)   -24.6%        573     1,045      (472)   -45.2%
        Interest on reverse repurchase agreements        98       245      (147)   -60.0%        245       803      (558)   -69.5%
                                                    -------------------------------------    -------------------------------------
Total interest income                                34,560    35,094      (534)    -1.5%     35,094    38,801    (3,707)    -9.6%

Interest expense:
        Interest on deposits                          7,668     9,145    (1,477)   -16.2%      9,145    13,920    (4,775)   -34.3%
        Interest on repurchase agreements               381       752      (371)   -49.3%        752     3,156    (2,404)   -76.2%
        Interest on FHLB advances                     2,414     2,721      (307)   -11.3%      2,721     2,434       287     11.8%
        Interest on long term debt                    1,487     1,444        43      3.0%      1,444     1,443         1      0.1%
                                                    -------------------------------------    -------------------------------------
Total interest expense                               11,950    14,062    (2,112)   -15.0%     14,062    20,953    (6,891)   -32.9%
                                                    -------------------------------------    -------------------------------------
Net interest income                                 $22,610   $21,032   $ 1,578      7.5%    $21,032   $17,848   $ 3,184     17.8%
                                                    =====================================    =====================================

            The decrease in interest income is due to an overall lower interest rate environment in 2003 and 2002 which was the result of significant interest rate decreases by the Federal Reserve in 2001 as well as smaller decreases in 2002 and 2003. The following table shows the prime rate in effect as of each year end:

             Date                                    Prime Rate
             ----                                    ----------
      December 31, 2000                                9.50%
      December 31, 2001                                4.75%
      December 31, 2002                                4.25%
      December 31, 2003                                4.00%

            Net interest income increased for the year ended December 31, 2003 compared to the year ended December 31, 2002 and 2001. The overall increase between 2003 and 2002 was 7.5% and between 2002 and 2001 it was 17.8%. The overall increase was lower between 2003 and 2002 because of the overall lower interest rate environment. Due to the lower interest rate environment, there is a compression of the spread between the yield earned on loans and the yield paid on deposits.

            The following table details average balances, interest income / expense and average rates / yields for the Bank's earning assets and interest bearing liabilities for the years ended December 31, 2003, 2002 and 2001 (in 000's):

                                                 2003                             2002                             2001
                                                Interest  Average                Interest  Average                Interest  Average
                                      Average    Income/    Rate/      Average    Income/    Rate/      Average    Income/    Rate/
                                      Balance    Expense    Yield      Balance    Expense    Yield      Balance    Expense    Yield
                                   -------------------------------  -------------------------------  -------------------------------
Assets:
Federal Funds                        $ 39,961      $ 432    1.08%     $ 34,992      $ 573    1.64%     $ 27,630    $ 1,045    3.78%
Reverse Repurchase Agreements          10,986         98    0.89%       15,548        245    1.58%       28,178        803    2.85%
Investments                           115,597      3,020    2.61%      130,832      3,683    2.82%      130,763      6,154    4.71%
Loans (gross)                         562,587     31,010    5.51%      483,562     30,593    6.33%      403,365     30,799    7.64%

                                   -------------------------------  -------------------------------  -------------------------------
Total earning assets                $ 729,131   $ 34,560    4.74%    $ 664,934   $ 35,094    5.28%    $ 589,936   $ 38,801    6.58%
Non-earning assets                     37,076                           44,413                           42,174

                                   -----------                      -----------                      -----------
Total assets                        $ 766,207                        $ 709,347                        $ 632,110
                                   ===========                      ===========                      ===========


Liabilities:
Interest bearing DDA                 $ 69,194      $ 576    0.83%     $ 57,430      $ 574    1.00%     $ 48,646      $ 696    1.43%
Savings                               275,108      3,764    1.37%      248,487      4,162    1.67%      193,111      6,694    3.47%
CD's under $100,000                    54,146      1,752    3.24%       57,954      2,496    4.31%       62,361      3,625    5.81%
CD's over $100,000                     40,430      1,186    2.93%       36,840      1,421    3.86%       40,177      2,326    5.79%
Individual Retirement Accounts         11,848        390    3.29%       10,885        492    4.52%        9,827        579    5.89%
Repurchase Agreements                  71,352        381    0.53%       70,121        752    1.07%       92,603      3,156    3.41%
FHLB Advances/Other                    46,052      2,414    5.24%       48,926      2,721    5.56%       41,393      2,434    5.88%
Subordinated Debt                       1,145         43    3.76%            -          -        -            -          -        -
Long Term Debt                         13,500      1,444   10.70%       13,500      1,444   10.70%       13,500      1,443   10.69%

                                   -------------------------------  -------------------------------  -------------------------------
Total Interest Bearing Liabilities  $ 582,775   $ 11,950    2.05%    $ 544,143   $ 14,062    2.58%    $ 501,618   $ 20,953    4.18%
Non-Interest Bearing Liabilities      136,846                          116,295                           88,130
Other Liabilities                       3,841                            3,726                            3,967

                                   -----------                      -----------                      -----------
Total Liabilities                   $ 723,462                        $ 664,164                        $ 593,715
Equity                                 42,745                           45,183                           38,395

                                   -----------                      -----------                      -----------
Total Liabilities & Equity          $ 766,207                        $ 709,347                        $ 632,110
                                   ===========                      ===========                      ===========


Recap:
Interest Income                                 $ 34,560    4.74%                $ 35,094    5.28%                $ 38,801    6.58%
Interest Expense                                  11,950    2.05%                  14,062    2.58%                  20,953    4.18%

                                              --------------------             --------------------             --------------------
Net Interest Income/Spread                      $ 22,610    2.69%                $ 21,032    2.69%                $ 17,848    2.40%
                                              ====================             ====================             ====================

Contribution of Non-Interest
    Bearing Funds                                           0.41%                            0.47%                            0.63%

Net Interest Margin                                         3.10%                            3.16%                            3.03%
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

Net Interest Income Changes Due to Volume and Rates (in 000's):

                                                                      Year Ended December 31

                                         2003 Changes from 2002          2002 Changes from 2001           2001 Changes from 2000
                                      Net       Due to     Due to      Net      Due to     Due to       Net       Due to     Due to
                                     Change      Rate      Volume     Change     Rate      Volume      Change      Rate      Volume
Interest earning assets:

     Federal funds sold             $  (141)   $  (195)   $    54    $  (472)   $  (593)   $   121    $  (311)   $  (541)   $   230
     Reverse repurchase agreements     (147)      (106)       (41)      (558)      (359)      (199)       803         --        803
     Investment securities             (663)      (265)      (398)    (2,471)    (2,473)         2        436     (1,465)     1,901
     Loans                              417     (3,939)     4,356       (206)    (5,280)     5,074      2,554     (2,953)     5,507
                                    -----------------------------    -----------------------------    -----------------------------
           TOTAL                    $  (534)   $(4,505)   $ 3,971    $(3,707)   $(8,704)   $ 4,997    $ 3,482    $(4,959)   $ 8,441

Interest bearing liabilities:

     Demand deposits                $     2    $   (96)   $    98    $  (122)   $  (210)   $    88    $   (53)   $  (188)   $   135
     Savings deposits                  (398)      (762)       364     (2,532)    (3,460)       928     (1,030)    (2,516)     1,486
     CDs under $100,000                (744)      (621)      (123)    (1,129)      (939)      (190)       105        (51)       156
     CDs over $100,000                 (235)      (340)       105       (905)      (776)      (129)       114        (71)       185
     Individual retirement accounts    (102)      (134)        32        (87)      (135)        48         61        (10)        71
     Repurchase agreements             (371)      (378)         7     (2,404)    (2,163)      (241)       152     (1,180)     1,332
     FHLB Advances                     (307)      (156)      (151)       287       (132)       419      1,291        (43)     1,334
     Subordinated debt                   43         --         43         --         --         --         --         --         --
     Long term debt                      --         --         --          1          1         --        527        124        403
                                    -----------------------------    -----------------------------    -----------------------------
           TOTAL                    $(2,112)   $(2,487)   $   375    $(6,891)   $(7,813)   $   922    $ 1,167    $(3,936)   $ 5,103
                                    -----------------------------    -----------------------------    -----------------------------

Net change in Net Interest Income   $ 1,578    $(2,018)   $ 3,596    $ 3,184    $  (891)   $ 4,075    $ 2,315    $(1,023)   $ 3,338
                                    =============================    =============================    =============================


NOTE: Due to Rate Increase was calculated by taking the change in the rate times the prior year average balance.

            Due to Volume Increase was calculated by taking the change in average balance times the prior year rate.

            Average total loans for the year ended December 31, 2003 increased compared to the years ended December 31, 2002 and 2001. The increase in the average total loans was offset by the decrease in interest rates. The loan portfolio produces the highest yield of all earning assets. The increased loan growth is the result of new clients and the addition of experienced corporate bankers to the staff.

            Investment portfolio income decreased for the year ended December 31, 2003 compared to the years ended December 31, 2002 and 2001. The decrease is due to a lower interest rate environment in 2003 and 2002 compared to 2001 as well as a decrease in volume in 2003 as compared to previous years. The weighted average rate of the investment portfolio was 2.61% for the year ended December 31, 2003 compared to 2.82% and 4.71% for the years ended December 31, 2002 and 2001, respectively.

            Interest on federal funds sold decreased for the year ended December 31, 2003 compared to the years ended December 31, 2002 and 2001. The decrease is due to lower interest rates in 2003 compared to previous years. The weighted average rate was 1.08% for the year ended December 31, 2003 compared to a weighted average rate of 1.64% and 3.78% for the years ended December 31, 2002 and 2001, respectively. The average balance for federal funds sold increased for the year ended December 31, 2003 compared to the years ended December 31, 2002 and 2001.

            Interest on reverse repurchase agreements decreased for the year ended December 31, 2003 compared to the years ended December 31, 2002 and 2001. The decrease is the result of a decrease in the average balance of reverse repurchase agreements for the year ended December 31, 2003 compared to the years ended December 31, 2002 and 2001. The decrease is also due to lower interest rates in 2003 as compared to previous years. The weighted average rate was approximately 0.89% for the year ended December 31, 2003 compared to a weighted average rate of 1.58% and 2.85% for the years ended December 31, 2002 and 2001, respectively.

            Total interest expense decreased for the year ended December 31, 2003 compared to the years ended December 31, 2002 and 2001. This decrease is due to low interest rates in 2003.

            Total interest bearing liabilities for the year ended December 31, 2003 increased compared to the years ended December 31, 2002 and 2001. The average cost of interest bearing liabilities for the year ended December 31, 2003 was approximately 2.1% as compared of 2.6% for the year ended December 31, 2002 and 4.2% for the year ended December 31, 2001. This rate decrease is due to an overall interest rate decrease in the market and due to the run off of higher priced deposits being replaced by lower priced deposits.

Provision for Loan Losses

            The amount charged to the provision for loan losses by the Bank is based on management's evaluation as to the amounts required to maintain an allowance adequate to provide for potential losses inherent in the loan portfolio. The level of this allowance is dependent upon the total amount of past due and non-performing loans, general economic conditions and management's assessment of potential losses based upon internal credit evaluations of loan portfolios and particular loans. Most sectors of the economy are showing signs of improvement over last year. It has been our experience that improved economic strength generally will translate into better credit quality in the banking industry. Management believes that the quality of our loan portfolio continues to remain excellent and our reserves for loan losses are adequate. Loans are principally to borrowers in central Indiana.

                                                               Twelve months ended
                                                                  December 31,
                                           2003         2002         2001         2000         1999
                                        ----------   ----------   ----------   ----------   ----------
Beginning of Period                     $7,227,000   $5,986,965   $4,700,672   $3,392,587   $2,626,279
        Provision for loan losses        1,200,000    1,500,000    1,440,000    1,440,000    1,010,000

        Losses charged to the reserve
              Commercial                   506,413      207,716      102,315      139,294      225,000
              Real Estate                    1,297       21,800       18,772       30,168       27,452
              Installment                    2,185        2,052       10,766       16,052           --
              Credit Cards                  26,922       53,661       46,468       12,351           --
                                        ----------   ----------   ----------   ----------   ----------
                                           536,816      285,229      178,321      197,865      252,452

        Recoveries
              Commercial                   121,918       17,024       23,868       65,281        3,760
              Real Estate                   16,438           --           --           --        5,000
              Installment                      105          266          463          266           --
              Credit Cards                     950        7,974          283          403           --
                                        ------------------------------------   ----------   ----------
                                           139,412       25,264       24,614       65,950        8,760

                                        ----------   ----------   ----------   ----------   ----------
End of Period                           $8,029,596   $7,227,000   $5,986,965   $4,700,672   $3,392,587
                                        ==========   ==========   ==========   ==========   ==========

Allowance as a % of Loans                     1.34%        1.37%        1.32%        1.30%        1.09%

Other Operating Income
----------------------

            The following table details the components of other operating income for the years ended December 31, 2003, 2002, and 2001 (in 000's):

                                                          Year ended                              Year ended
                                                          December 31      $        %             December 31       $       %
                                                       2003        2002    Change   Change     2002        2001     Change  Change
                                                    --------------------------------------  ---------------------------------------
      Trust fees and commissions                     $ 1,987     $ 2,323    (336)  -14.5%    $ 2,323     $ 2,052   $   271    13.2%
      Service charges and fees on deposit accounts     2,410       2,227     183     8.2%      2,227       1,650       577    35.0%
      Building rental income                             548         480      68    14.2%        480         474         6     1.3%
      Net gain on sale of mortgage loans               1,056         706     350    49.6%        706         435       271    62.3%
      Interchange income                                 542         526      16     3.0%        526         467        59    12.6%
      Other                                            1,408       1,214     194    16.0%      1,214         844       370    43.8%
                                                    -------------------------------------------------------------------------------
Total operating income                               $ 7,951     $ 7,476   $ 475     6.4%    $ 7,476     $ 5,922   $ 1,554    26.2%
                                                    ===============================================================================

            Other operating income increased for the year ended December 31, 2003 compared to the years ended December 31, 2002 and 2001. There are several components contributing to the overall increase.

            Trust fees and commissions decreased for the year ended December 31, 2003 compared to the year ended December 31, 2002. The decrease is attributable to the overall decline in the stock and treasury markets and a change in accounting estimate related to the accrual of fees during 2003. Trust fees and commissions increased for the year ended December 31, 2002 compared to the year ended December 31, 2001. The increase is attributable to a general increase in the average trust fee charged which was offset by an overall decline in the stock and treasury markets.

            Service charges and fees on deposit accounts increased for the year ended December 31, 2003 compared to the years ended December 31, 2002 and 2001. This increase is attributable to the increase in average demand deposit accounts for the year ended December 31, 2003 compared to the years ended December 31, 2002 and 2001.

            Building rental income increased for the year ended December 31, 2003 compared to the years ended December 31, 2002 and 2001. This is due to new tenants in the building in 2003 compared to the same period in the previous years.

            Net gain on sale of mortgage loans increased for the year ended December 31, 2003 compared to the years ended December 31, 2002 and 2001. This is due to the ability to sell a bulk of mortgages that were generated during 2003 and 2002 as a result of lower interest rates. The Mortgage Division originated in excess of $100 million in mortgage loans during the year, while selling over $70 million to the secondary market.

Other Operating Expenses

            The following table details the components of other operating expenses for the years ended December 31, 2003, 2002, and 2001 (in 000's):

                                                 Year ended                               Year ended
                                                 December 31      $         %             December 31      $         %
                                               2003      2002     Change    Change      2002      2001     Change    Change
                                             ------------------------------------------------------------------------------
     Salaries, wages and employee benefits   $12,122   $11,278   $   844       7.5%   $11,278   $ 9,385   $ 1,893     20.2%
     Occupancy expense                         1,409     1,450       (41)     -2.8%     1,450     1,418        32      2.3%
     Furniture and equipment expense             891       896        (5)     -0.6%       896       876        20      2.3%
     Professional services                       886       744       142      19.1%       744       851      (107)   -12.6%
     Data processing                           1,362     1,289        73       5.7%     1,289     1,186       103      8.7%
     Business development                        838       735       103      14.0%       735       662        73     11.0%
     Valuation of allowance for
        mortgage servicing rights                345       261        84      32.2%       261        --       261       --
     Other expenses                            3,131     2,799       332      11.9%     2,799     2,443       356     14.6%
                                             ------------------------------------------------------------------------------
Total other operating expenses               $20,984   $19,452   $ 1,532       7.9%   $19,452   $16,821   $ 2,631     15.6%
                                             ==============================================================================

            Other operating expenses increased for the year ended December 31, 2003 compared to the years ended December 31, 2002 and 2001. Salaries, wages and employee benefits increased for the year ended December 31, 2003 compared to the years ended December 31, 2002 and 2001. This increase is primarily due to the increase in the number of employees to 173 full time equivalents at December 31, 2003 from 167 full time equivalents at December 31, 2002 and from 153 full time equivalents at December 31, 2001.

            Occupancy expense decreased slightly for the year ended December 31, 2003 compared to the year ended December 31, 2002 due to lower building maintenance and repair expense. Occupancy expense increased slightly for the year ended December 31, 2002 compared to the year ended December 31, 2001 due to the opening of a new banking office in Greenwood in October 2001.

            Furniture and equipment expense decreased slightly for the year ended December 31, 2003 compared to the year ended December 31, 2002 primarily due to decreases in expenses related to fully depreciated assets at the older banking centers and main office. Furniture and equipment expense increased slightly for the year ended December 31, 2002 compared to the year ended December 31, 2001 due to the additional expense associated with opening of a new banking office offset by decreases in expenses related to fully depreciated assets at the older banking centers and main office.

            Professional services expense increased for the year ended December 31, 2003 compared to the year ended December 31, 2002 primarily due to additional expense incurred for legal fees related to troubled loans and accounting fees related to new regulations mandated by the Sarbanes-Oxley Act of 2002. Professional services expense decreased for the year ended December 31, 2002 compared to the year ended December 31, 2001 due to lower courier service costs.

            Data processing expenses increased for the year ended December 31, 2003 compared to the years ended December 31, 2002 and 2001 primarily due to increased service bureau fees relating to increased transaction activity by the Bank and trust department.

            Business development expenses increased for the year ended December 31, 2003 compared to the years ended December 31, 2002 and 2001 due to increased customer entertaining and public relations expense.

            During the third quarter of 2002, a valuation reserve of $88,000 was established for the mortgage servicing rights ("MSRs") asset. There were many refinances and the Corporation had increased mortgage sales due to the overall lower interest rates in 2002 and 2003. In a low rate environment, mortgage loan refinancings generally increase, causing actual and expected loan prepayments to increase, which drives down the estimated carrying value of existing MSRs. For the year ended December 31, 2003, there was additional expense recorded against the valuation reserve.


Tax (Benefit)/Expense
---------------------

            The Corporation applies a federal income tax rate of 34% and a state tax rate of 8.5% in the computation of tax expense. The provision for income taxes consisted of the following:

                                          2003           2002           2001
                                       -----------------------------------------
                Current tax expense    $3,592,053     $3,636,852     $2,646,904
                Deferred tax benefit     (379,263)      (636,573)      (506,348)
                                       -----------------------------------------
                                       $3,212,790     $3,000,279     $2,140,556
                                       =========================================

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

            The components of the Corporation's net deferred tax assets in the consolidated balance sheet as of December 31 are as follows:

                                                   2003           2002
                                               --------------------------

        Deferred tax assets:
           Allowance for loan losses           $ 3,180,523    $ 2,862,615
           Other                                   706,760        598,320
                                               --------------------------
              Total deferred tax assets          3,887,283      3,460,935
        Deferred tax liability:
           Mortgage servicing rights              (356,080)      (308,995)
           Other                                    (7,266)      (341,548)
                                               --------------------------
              Total deferred tax liabilities      (363,346)      (650,543)
                                               --------------------------
              Net deferred tax assets          $ 3,523,937    $ 2,810,392
                                               ==========================

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



Liquidity and Interest Rate Sensitivity

            The Corporation must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Maintaining an adequate liquidity position is accomplished through the management of the liquid assets - those which can be converted into cash - and access to additional sources of funds. The Corporation must monitor its liquidity ratios as established in the Asset/Liability ("ALCO") Committee Policy. In addition, the Corporation has established a contingency funding plan to address liquidity needs in the event of depressed economic conditions. The liquidity position is continually monitored and reviewed by ALCO.

            The Corporation has many sources of funds available, they include: overnight federal funds sold, investments available for sale, maturity of investments held for sale, deposits, Federal Home Loan Bank ("FHLB") advances, and issuance of debt. Funding sources did not change significantly during 2003. Deposits are the most significant funding source and loans are the most significant use of funds for the years ended December 31, 2003, 2002, and 2001. The Corporation maintains a $5,000,000 revolving credit agreement with Harris Trust and Savings Bank to provide additional liquidity support to the Bank, if needed. There were no borrowings under this agreement at December 31, 2003 or 2002.

            Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as available for sale, and maturing loans. Federal funds sold represent the Corporation's primary source of immediate liquidity and were maintained at a level adequate to meet immediate needs. Federal funds sold averaged approximately $40,000,000, $35,000,000 and $28,000,000 for the twelve months ended December 31, 2003, 2002 and 2001 respectively. Reverse repurchase agreements may serve as a source of liquidity, but are primarily used as collateral for customer balances in overnight repurchase agreements. Maturities in the Corporation's loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

            The Corporation's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation's liquidity position.

            The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At December 31, 2003, the Corporation's rate sensitive assets exceeded rate sensitive liabilities due within one year by $6,250,723. At December 31, 2002, the Corporation's rate sensitive liabilities exceeded rate sensitive assets due within one year by $2,113,011.

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

            All mortgage-related securities must pass the FFIEC stress test. This stress test determines if price volatility under a 200 basis point interest rate shock for each security exceeds a benchmark 30 year mortgage-backed security. If the security fails the test, it is considered high risk and the Bank will not purchase it. All mortgage-related securities purchased and included in the investment portfolio will be subject to the FFIEC test as of December 31 each year to determine if they have become high risk holdings. If a mortgage-related security becomes high risk, it will be evaluated by the Bank's Investment Committee to determine if the security should be liquidated. At December 31, 2003, the Bank did not hold any high risk mortgage-related securities and at December 31, 2002, the Bank held one high risk mortgage-related security.

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

            The average yield on the Bank's investment portfolio is as follows as of December 31,

                                                      2003      2002      2001
                                                      ----      ----      ----
                U.S. Treasuries                       1.99%     2.47%     5.41%
                U.S. Government agencies              2.72%     2.85%     5.37%
                Collateralized mortgage obligations   1.87%     3.31%     5.35%
                Municipals                            7.32%     7.32%     7.32%
                Other securities                      1.91%     2.14%     3.72%

With the exception of securities of the U.S. Government and U.S. Government agencies and corporations, the Corporation had no other securities with a book or market value greater than 10% of shareholders' equity as of December 31, 2003, 2002 and 2001.

        The following is a summary of available-for-sale securities and held-to-maturity securities:

                                                     Available-for-Sale Securities
                                      ---------------------------------------------------------
                                                         Gross         Gross        Estimated
                                        Amortized     Unrealized     Unrealized       Fair
                                          Cost           Gain          Loss           Value
                                      ---------------------------------------------------------
December 31, 2003

U.S. Treasury securities              $ 21,840,685   $      5,646   $        954   $ 21,845,377
U.S. Government agencies                93,904,140        829,297        815,799     93,917,638
Collateralized mortgage obligations         99,203            154             --         99,357
                                      ---------------------------------------------------------
                                      $115,844,028   $    835,097   $    816,753   $115,862,372
                                      =========================================================
December 31, 2002
U.S. Treasury securities              $  2,100,309   $     13,230   $        275   $  2,113,264
U.S. Government agencies                79,930,066        845,676             --     80,775,742
Collateralized mortgage obligations      1,097,683          3,646             --      1,101,329
                                      ---------------------------------------------------------
                                      $ 83,128,058   $    862,552   $        275   $ 83,990,335
                                      =========================================================
December 31, 2001
U.S. Treasury securities              $  2,113,700   $     12,385   $         --   $  2,126,085
U.S. Government agencies                23,262,121         88,863             --     23,350,984
Collateralized mortgage obligations      1,775,838          3,578             11      1,779,405
                                      ---------------------------------------------------------
                                      $ 27,151,659   $    104,826   $         11   $ 27,256,474
                                      =========================================================


                                                       Held-to-Maturity Securities
                                      ---------------------------------------------------------
                                                         Gross         Gross        Estimated
                                        Amortized     Unrealized     Unrealized       Fair
                                          Cost           Gain          Loss           Value
                                      ---------------------------------------------------------
December 31, 2003
Municipals                            $  5,576,468   $    531,499   $         --   $  6,107,967
Other  securities                          250,000          7,082             --        257,082
                                      ---------------------------------------------------------
                                      $  5,826,468   $    538,581   $         --   $  6,365,049
                                      =========================================================
December 31, 2002
Collateralized mortgage obligations   $ 24,333,493   $    339,440   $     12,644   $ 24,660,289
Municipals                               5,534,243        552,233             --      6,086,476
Other securities                           225,000         10,391             --        235,391
                                      ---------------------------------------------------------
                                      $ 30,092,736   $    902,064   $     12,644   $ 30,982,156
                                      =========================================================
December 31, 2001
Collateralized mortgage obligations   $  2,696,147   $      6,816   $     21,832   $  2,681,131
Municipals                               5,494,504        184,573             --      5,679,077
Other securities                           200,000          1,925          1,028        200,897
                                      ---------------------------------------------------------
                                      $  8,390,651   $    193,314   $     22,860   $  8,561,105
                                      =========================================================

            As part of managing liquidity, the Corporation monitors its loan to deposit ratio on a daily basis. At December 31, 2003 the ratio was 93.7 percent and as of December 31, 2002 the ratio was 97.2 percent which is within the Corporation's acceptable range.


            The following table shows the composition of the Bank's loan portfolio as of the dates indicated (in 000's):

                                                                        December 31,
                                                                        ------------
                               2003                  2002                   2001                  2,000                  1999
                               ----                  ----                   ----                  -----                  ----
                                     % of                  % of                   % of                  % of                   % of
                          Amount    Total       Amount    Total        Amount    Total       Amount    Total        Amount    Total
                      --------------------  --------------------   --------------------  --------------------   --------------------
TYPES OF LOANS
Commercial             $ 221,846    37.2%    $ 182,994    34.6%     $ 150,101    33.2%    $ 166,881    34.2%     $ 135,897    43.6%
Construction              35,305     5.9%       21,107     4.0%        17,027     3.8%        8,733     2.4%        14,472     4.6%
Commercial Mortgage      120,135    20.1%      113,399    21.4%        82,256    18.2%       53,095    14.7%        34,726    11.1%
Residential Mortgage     183,095    30.7%      163,034    30.8%       151,874    33.6%      116,064    37.8%       109,787    35.3%
Installment               25,183     4.2%       35,934     6.8%        37,493     8.3%        2,320     6.9%         2,084     0.7%
Credit Card                2,360     0.4%        2,056     0.4%         1,811     0.4%        1,709     0.5%         1,556     0.5%
Other                      9,139     1.5%       10,387     2.0%        11,498     2.5%       12,800     3.5%        12,956     4.2%

                      --------------------  --------------------   --------------------  --------------------   --------------------
      Total - Gross    $ 597,063   100.0%    $ 528,911   100.0%     $ 452,060   100.0%    $ 361,602   100.0%     $ 311,478   100.0%
                                 =========             =========              =========             =========              =========

      Allowance           (8,030)               (7,227)                (5,987)               (4,701)                (3,393)

                      -----------           -----------            -----------           -----------            -----------
      Total - Net      $ 589,033             $ 521,684              $ 446,073             $ 356,901              $ 308,085
                      ===========           ===========            ===========           ===========            ===========

            The following table shows the composition of the commercial loan category by industry type as of the dates indicated (in $000's):

                                                                                     December 31,
                                                                                     ------------
                                                            2003                                 2002                        2001
                                                            ----                                 ----                        ----
Type                                                     Amount          %          Amount           %          Amount          %
----                                                     ------          -          ------           -          ------          -
Agriculture, Foresty & Fishing                          $ 1,297       0.6%             $ -        0.0%             $ -       0.0%
Mining                                                    1,939       0.9%             794        0.4%           2,291       1.5%
Utilities                                                     -       0.0%               -        0.0%               -       0.0%
Construction                                             17,480       7.9%          13,814        7.5%           9,127       6.1%
Manufacturing                                            18,996       8.6%          12,139        6.6%          10,964       7.4%
Wholesale Trade                                          26,778      12.1%          21,649       11.8%          19,535      13.1%
Retail Trade                                              6,387       2.9%          11,372        6.2%           7,561       5.0%
Transportation                                            5,423       2.4%           4,544        2.5%           2,425       1.6%
Information                                               1,348       0.6%           1,464        0.8%           2,878       1.9%
Finance & Insurance                                       6,066       2.7%           5,275        2.9%           6,808       4.5%
Real Estate and Rental & Leasing                         38,430      17.3%          29,602       16.2%          22,645      15.1%
Professional, Scientific & Technical Services            33,808      15.2%          22,788       12.5%          11,475       7.6%
Management of Companies & Enterprises                         -       0.0%               -        0.0%               -       0.0%
Administrative and Support, Waste Management &
     Remediation Services                                 1,180       0.5%           1,254        0.7%           1,333       0.9%
Educational Services                                      2,760       1.2%           1,966        1.1%           1,893       1.3%
Health Care & Social Assistance                          19,912       9.0%          15,932        8.7%          12,338       8.2%
Arts, Entertainment & Recreation                          1,628       0.7%           2,835        1.5%           2,394       1.6%
Accommodation & Food Services                            10,752       4.8%          10,385        5.7%           7,869       5.2%
Other Services                                           27,662      12.5%          27,183       14.9%          28,565      19.0%

                                                    -----------------------    ------------------------    -----------------------
                                                      $ 221,846     100.0%       $ 182,994      100.0%       $ 150,101     100.0%
                                                    =======================    ========================    =======================

            The following table shows the composition of the Bank's deposit portfolio as of the dates indicated (in 000's):

                                                                       December 31
                                                                       -----------
                                                2003                       2002                      2001
                                                ----                       ----                      ----
                                                     % of                       % of                      % of
                                          Amount     Total           Amount     Total          Amount     Total
                                       ---------------------      ---------------------     ---------------------
TYPES OF DEPOSITS
Demand                                  $ 138,087    26.52%        $ 137,576    31.04%        $ 94,874    23.82%
MMDA/Savings                              382,574    73.48%          305,605    68.96%         303,375    76.18%

                                       ---------------------      ---------------------     ---------------------
       Total Demand Deposits              520,661   100.00%          443,181   100.00%         398,249   100.00%
                                                  ==========                 ==========                ==========

CDs < $100,000                             57,329    49.05%           53,872    53.25%          61,724    57.22%
CDs > $100,000                             47,051    40.26%           35,988    35.57%          35,755    33.14%
Individual Retirement Accounts             12,496    10.69%           11,302    11.17%          10,397     9.64%

                                       ---------------------      ---------------------     ---------------------
       Total Certificates of Deposit      116,876   100.00%          101,162   100.00%         107,876   100.00%
                                                  ==========                 ==========                ==========

                                       -----------                -----------               -----------
       Total Deposits                   $ 637,537                  $ 544,343                 $ 506,125
                                       ===========                ===========               ===========

            The following table illustrates the projected maturities and the repricing mechanisms of the major asset/liabilities categories of the Corporation as of December 31, 2003, based on certain assumptions. Prepayment rate assumptions have been made for the residential loans secured by real estate portfolio. Maturity and repricing dates for investments have been projected by applying the assumptions set forth below to contractual maturity and repricing dates.

                                            0 - 180       181 - 365      1 - 2        2 - 3        3 -5         5 +
                                             days            days        years        years        years        years
                                             ----            ----        -----        -----        -----        -----
Interest Earning Assets:
 Fed Funds/ Overnight Time               $ 32,302,386
 Reverse repurchase agreements             15,000,000
 Investments                               33,301,945       675,000   61,550,000   10,525,000   10,600,000    8,595,095
 Loans
    Commercial & Industrial
         Fixed                             22,166,681     8,274,981   10,663,953    6,892,599    4,097,367    3,395,826
         Variable                         162,290,944
    Commercial Loans Secured by
      Real Estate
         Fixed                             11,150,951    10,428,946   20,816,673   15,671,131   16,475,245    7,154,552
         Variable                          38,437,607
     Residential Loans Secured by
      Real Estate
         Fixed                             10,798,103    10,688,439   12,564,731    5,763,128    6,471,911    2,920,942
         Variable                         135,181,849     5,097,479    6,255,078    5,710,853   10,403,932    5,736,414
     Other
         Fixed                                567,328       486,556      811,691      512,985      845,513          669
         Variable                          23,923,642     9,141,637        6,264        6,523       12,721           --

                                         ------------------------------------------------------------------------------
Total Interest Earning Assets            $485,121,436  $ 44,793,038 $112,668,390 $ 45,082,219 $ 48,906,689 $ 27,803,498
                                         ------------------------------------------------------------------------------

Non-Interest Earning Assets

                                         ------------------------------------------------------------------------------
Total Assets                             $485,121,436  $ 44,793,038 $112,668,390 $ 45,082,219 $ 48,906,689 $ 27,803,498
                                         ==============================================================================


Interest Bearing Liabilities:
 Demand Deposits                         $     38,942
 Interest Bearing Demand                   79,380,134
 Savings Deposits                                                                                             9,543,088
 Money Market Accounts                    293,650,859
 Certificate of Deposits                   22,411,501    14,127,416   16,056,390    3,770,618    8,517,577    3,772,907
 Jumbo CDs                                 19,528,864    10,969,339    9,586,519    1,569,994    4,381,010    2,183,938
 Repurchase Agreements                     71,557,046
 FHLB Advances                             10,000,000                  8,000,000   10,000,000   14,000,000
 Subordinated Debt                          2,000,000
 Company obligated mandatorily
     redeemable preferred capital
     securities of subsidiary trust
     holding solely the junior
     subordinated debentures of
     the parent company                                                                                      13,500,000
                                         ------------------------------------------------------------------------------
Total Interest Bearing Liabilities       $498,566,996  $ 25,096,755 $ 33,642,909 $ 15,340,612 $ 26,898,587 $ 28,999,933
                                         ==============================================================================

Non-Interest Bearing Liabilities

Equity

                                         ------------------------------------------------------------------------------
Total Liabilities & Shareholders' Equity $498,566,996  $ 25,096,755 $ 33,642,909 $ 15,340,612 $ 26,898,587 $ 28,999,933
                                         ==============================================================================

Interest Sensitivy Gap per Period        $(13,445,560) $ 19,696,283 $ 79,025,481 $ 29,741,607 $ 22,008,102 $ (1,196,435)

Cumulative Interest Sensitivity Gap      $(13,445,560) $  6,250,723 $ 85,276,204 $115,017,811 $137,025,913 $135,829,478

Interest Sensitivity Gap as a Percentage
 of Earning Assets                              -1.75%         2.56%       10.27%        3.86%        2.86%       -0.16%

Cumulative Sensitivity Gap as a
 Percentage of Earning Assets                   -1.75%         0.81%       11.08%       14.94%       17.80%       17.65%


                                           Non-interest
                                              Earning        Total
                                              -------        -----
Interest Earning Assets:
 Fed Funds/ Overnight Time                               $ 32,302,386
 Reverse repurchase agreements                             15,000,000
 Investments                                              125,247,040
 Loans
    Commercial & Industrial
         Fixed                               4,063,260     59,554,667
         Variable                                         162,290,944
    Commercial Loans Secured by
      Real Estate
         Fixed                                      --     81,697,498
         Variable                                          38,437,607
     Residential Loans Secured by
      Real Estate
         Fixed                                  80,005     49,287,259
         Variable                              727,796    169,113,401
     Other
         Fixed                                 365,839      3,590,581
         Variable                                   --     33,090,787

                                         ----------------------------
Total Interest Earning Assets            $   5,236,900  $ 769,612,170
                                         ----------------------------

Non-Interest Earning Assets                 42,986,644     42,986,644
                                         ----------------------------
Total Assets                             $  48,223,544  $ 812,598,814
                                         ============================


Interest Bearing Liabilities:
 Demand Deposits                         $ 138,048,334  $ 138,087,276
 Interest Bearing Demand                                   79,380,134
 Savings Deposits                                           9,543,088
 Money Market Accounts                                    293,650,859
 Certificate of Deposits                                   68,656,059
 Jumbo CDs                                                 48,219,664
 Repurchase Agreements                                     71,557,046
 FHLB Advances                                             42,000,000
 Subordinated Debt                                          2,000,000
 Company obligated mandatorily
     redeemable preferred capital
     securities of subsidiary trust
     holding solely the junior
     subordinated debentures of
     the parent company                                    13,500,000
                                         ----------------------------
Total Interest Bearing Liabilities       $ 138,048,334  $ 766,594,126

Non-Interest Bearing Liabilities             3,326,284      3,326,284

Equity                                      42,678,404     42,678,404

                                         ----------------------------
Total Liabilities & Shareholders' Equity $ 184,053,022  $ 812,598,814
                                         ============================

Interest Sensitivy Gap per Period        $(135,829,478)

Cumulative Interest Sensitivity Gap      $           0

Interest Sensitivity Gap as a Percentage
 of Earning Assets                              -17.65%

Cumulative Sensitivity Gap as a
 Percentage of Earning Assets                     0.00%


            Of the $19,528,864 Jumbo CDs maturing in 0 - 180 days, $11,193,166 will mature in three months or less.

Contractual Obligations

            The following table presents, as of December 31, 2003, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

Contractual Obligations
---------------------------------------------------------------------------------------------------------
                                                                 Payments Due In
                                         ----------------------------------------------------------------
                                                                One to
                                           Note      One Year   Three    Three to     Over
           (In Thousands)                Reference   or Less    Years   Five Years  Five Years    Total
---------------------------------------------------------------------------------------------------------
Deposits without a stated maturity(a)         8     $ 520,661                                   $ 520,661
Consumer certificates of deposits (a)         8        67,037   30,984    12,899      5,956       116,876
FHLB Advances(a)                              9        10,000   18,000    14,000         --        42,000
Security repurchase agreements(a)             9        71,557       --        --         --        71,557
Long-term debt (a)                            9            --       --        --     15,500        15,500
Operating leases                              6           257      376       272         98         1,002
---------------------------------------------------------------------------------------------------------

(a) Excludes Interest

            The Corporation's operating lease obligations represent short and long-term lease and rental payments for banking center offices.

Critical Accounting Policy

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

Mortgage Servicing Assets
-------------------------
            The mortgage servicing asset is established and accounted for based on discounted cash flow modeling techniques which require management to make estimates regarding the amount and timing of expected future cash flows, including assumptions about loan repayment rates, credit loss experience, and costs to service, as well as discount rates that consider the risk involved. Because the values of these assets are sensitive to changes in assumptions, the valuation of the mortgage servicing asset is considered a critical accounting estimate.


Allowance for Loan Losses
-------------------------

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

            The following table shows the dollar amount of the allowance for loan losses using management's estimate by loan category (in $000's):

                                                   December 31,
                                                   ------------
                                       2003    2002    2001    2,000   1999
                                       ----    ----    ----    -----   ----

                Commercial            $6,519  $5,173  $4,792  $3,246  $1,452
                Construction              77      82      21      49     142
                Commercial Mortgage      261     437     104     297     342
                Residential Mortgage     639     906     499     779   1,088
                Installment               71     156      72      43      22
                Credit Card               63      61      55      70      15
                Other                    400     412     444     217     332

                                      --------------------------------------
                                      $8,030  $7,227  $5,987  $4,701  $3,393
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

            The following table presents a summary of non-performing assets as of December 31, (in 000's):

                              2003                 2002                2001                 2000                1999
                              ----                 ----                ----                 ----                ----
                                   % of                 % of                % of                 % of                 % of
                        Amount    Total      Amount    Total     Amount    Total      Amount    Total     Amount     Total
                      ------------------   ------------------   -----------------   ------------------   ------------------
Non-Accrual Loans
-----------------
Commercial             $ 4,063    83.4%     $ 1,605    49.7%      $ 335    40.1%       $ 595    65.7%      $ 272     70.6%
Construction                 -     0.0%           -     0.0%          -     0.0%           -     0.0%          -      0.0%
Commercial Mortgage          -     0.0%           -     0.0%        184    22.0%           -     0.0%          -      0.0%
Residential Mortgage       808    16.6%       1,624    50.3%        303    36.3%         288    31.8%         86     22.3%
Installment                  -     0.0%           -     0.0%         13     1.6%          23     2.5%         27      7.0%
Credit Card                  -     0.0%           -     0.0%          -     0.0%           -     0.0%          -      0.0%
Other                        -     0.0%           -     0.0%          -     0.0%           -     0.0%          -      0.0%

                      ------------------   ------------------   -----------------   ------------------   ------------------
     Total             $ 4,871   100.0%     $ 3,229   100.0%      $ 835   100.0%       $ 906   100.0%      $ 385    100.0%
                      ==================   ==================   =================   ==================   ==================

Loans 90 Days Past Due -
Still Accruing             $ 1                  $ 9                 $ 5                $   -               $   -


Restructured due to
troubled conditions
of the borrower            $ -              $ 2,902                 $ -                $   -               $   -

            The following table presents a summary of non-performing loans as of December 31:

                                                                 2003        2002        2001        2000        1999
                                                                 ----        ----        ----        ----        ----

Loan Type
Commercial
        # of loans                                                    28          11           7          11           2
        Interest income recognized                            $  112,102  $  111,591  $    9,534  $   55,432  $   43,771
        Additional interest income if loan had been accruing  $  168,426  $   54,952  $   25,191  $   65,435  $    1,897


Installment
        # of loans                                                    --          --           1           3           1
        Interest income recognized                            $       --  $       --  $       --  $    1,760  $    1,615
        Additional interest income if loan had been accruing  $       --  $       --  $    1,545  $    2,176  $    1,921


Residential mortgage loans
        # of loans                                                    13          12           6           5           1
        Interest income recognized                            $   42,539  $   18,650  $    1,925  $    7,095  $    4,563
        Additional interest income if loan had been accruing  $   22,527  $   34,598  $   24,785  $   16,454  $    1,483


Credit cards
        # of loans                                                    --          --          --           4          --
        Interest income recognized                            $       --  $       --  $       --  $      167  $       --
        Additional interest income if loan had been accruing  $       --  $       --  $       --  $    1,821  $       --

Restructured loans                                                    --  $2,901,600  $       --  $       --  $       --

Capital Resources

            The Corporation's only source of capital since commencing operations has been from issuance of common stock, results of operations, issuance of long term debt to a non-affiliated third party, and the issuance of company obligated mandatorily redeemable preferred capital securities.

            The Corporation maintains a Revolving Credit Agreement with Harris Trust and Savings Bank in the amount of $5,000,000, of which none has been drawn, that will mature September 28, 2004.

            The Bank entered into an agreement in the amount of $5,000,000 pursuant to a Subordinated Term Loan Agreement with Harris Trust and Savings Bank dated June 6, 2003. The Bank can make up to two advances against the term loan prior to June 6, 2004. The first advance was made in the amount of $2,000,000 on June 6, 2003. The final maturity date of the loan is June 6, 2010. The outstanding principal balance is permitted to be repaid prior to maturity with prior consent from the Federal Reserve.

            There are many different interest rate options available. Each floating rate option is available for a fixed term of 1-3 months. The Bank is currently paying adjusted 3-month LIBOR plus 2.0% which equates to 3.17% at December 31, 2003. Interest payments are due at the expiration of the fixed term option. During June 2003, the Bank made a $1,000,000 dividend to the Corporation from the loan proceeds to accommodate the stock repurchase program as discussed later on page 36.

            In September 2000, the Trust, which is wholly owned by the Corporation, issued $13,500,000 of company obligated mandatorily redeemable capital securities. The proceeds from the issuance of the capital securities and the proceeds from the issuance of the common securities of $418,000 were used by the Trust to purchase from the Corporation $13,918,000 Fixed Rate Junior Subordinated Debentures. The capital securities mature September 7, 2030, or upon earlier redemption as provided by the Indenture. The Corporation has the right to redeem the capital securities, in whole or in part, but in all cases in a principal amount with integral multiples of $1,000, on any March 7 or September 7 on or after September 7, 2010 at a premium, declining ratably to par on September 7, 2020. The capital securities have a fixed interest rate of 10.60%, and are guaranteed by the Bank. The net proceeds received by the Corporation from the sale of capital securities were used for general corporate purposes.

            The Bank has incurred indebtedness pursuant to FHLB advances as follows:

                             Amount             Rate            Maturity
                             ------             ----            --------

                      $   5,000,000             5.39%           02/26/2004

                          5,000,000             5.15%           04/23/2004

                          5,000,000             5.14%           08/01/2005

                          3,000,000             5.39%           10/03/2005

                          5,000,000             5.43%           03/16/2006

                          5,000,000             5.32%           05/08/2006

                          8,000,000             4.19%           07/24/2007

                          3,000,000             5.57%           08/13/2007

                          3,000,000             5.55%           10/02/2008
                      -------------

                      $  42,000,000

During 2003 the maximum amount outstanding at any month-end during the year was $48,000,000. The Bank may add indebtedness of this nature in the future if determined to be in the best interest of the Bank.

            Security repurchase agreements are short-term borrowings that generally mature within one to three days from the transaction date. At December 31, 2003 and 2002 the weighted average interest rate on these borrowings was 0.53% and 1.08%, respectively. During 2003 the maximum amount outstanding at any month-end during the year was $82,490,510.

            Capital for the Bank is above well-capitalized regulatory requirements at December 31, 2003. Pertinent capital ratios for the Bank as of December 31, 2003 are as follows:

                                                              Well   Adequately
                                               Actual  Capitalized   Capitalized
                                               ------  -----------   -----------
             Tier 1 risk-based capital ratio     8.6%         6.0%          4.0%

             Total risk-based capital ratio     10.2%        10.0%          8.0%

             Leverage ratio                      6.4%         5.0%          4.0%


            Dividends from the Bank to the Corporation may not exceed the undivided profits of the Bank (included in consolidated retained earnings) without prior approval of a federal regulatory agency. In addition, Federal banking laws limit the amount of loans the Bank may make to the Corporation, subject to certain collateral requirements. No loans were made during 2003 or 2002 by the Bank to the Corporation. A dividend of $1,650,000 was declared and made during 2003 and a dividend of $650,000 was declared and made during 2002 by the Bank to the Corporation.

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

            At December 31, 2003, the remaining authority under Program One was approximately $3,927,100.

            In January 2003, the Board of the Corporation authorized a separate repurchase program entitled "Program Two" which covers all other shareholders and is effective through December 2004 unless terminated earlier by the Board. Under Program Two, the Corporation may spend up to $7,600,000 in individually negotiated transactions to repurchase its shares from shareholders who wish to sell. The repurchase program may be suspended or discontinued at any time if management determines that additional purchases are not warranted or if the cost of the repurchase program reaches $7,600,000.

            The amount and timing of shares repurchased under the repurchase program, as well as the specific price, will be determined by management after considering market conditions, company performance and other factors.

            At December 31, 2003, the remaining authority under Program Two was approximately $4,147,913.

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

The possible events or factors include the following: our loan growth is dependent on economic conditions, as well as various discretionary factors, such as decisions to sell or purchase certain loans or loan portfolios; participations of loans; retention of residential mortgage loans; and the management of borrower, industry, product and geographic concentrations and the mix of the loan portfolio. The rate of charge-offs and provision expense can be affected by local, regional and international economic and market conditions, concentrations of borrowers, industries, products and geographic locations, the mix of the loan portfolio and management's judgments regarding the collectibility of loans. Liquidity requirements may change as a result of fluctuations in assets and liabilities and off-balance sheet exposures, which will impact our capital and debt financing needs and the mix of funding sources. Decisions to purchase, hold or sell securities are also dependent on liquidity requirements and market volatility, as well as on- and off-balance sheet positions. Factors that may impact interest rate risk include local, regional and international economic conditions, levels, mix, maturities, yields or rates of assets and liabilities, and the wholesale and retail funding sources of the Bank. We are also exposed to the potential of losses arising from adverse changes in market rates and prices which can adversely impact the value of financial products, including securities, loans, deposits, debt and derivative financial instruments, such as futures, forwards, swaps, options and other financial instruments with similar characteristics.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------

            Market risk is the risk of loss due to adverse changes in market prices and rates. The Corporation's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. Management actively monitors and manages its interest rate exposure and makes monthly reports to the Asset/Liability ("ALCO") Committee. The ALCO Committee is responsible for reviewing the interest rate sensitivity position and establishing policies to monitor and limit exposure to interest rate risk. The guidelines established by ALCO are reviewed by the ALCO/Investment Committee of the Corporation's Board of Directors.

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

            One of the primary goals of asset/liability management is to maximize net interest income and the net value of future cash flows within authorized risk limits. Net interest income is affected by changes in the absolute level of interest rates. Net interest income is also subject to changes in the shape of the yield curve. In general, a flattening of the yield curve would result in a decline in earnings due to the compression of earning asset yields and funding rates, while a steepening would result in increased earnings as investment margins widen. Earnings are also affected by changes in spread relationships between certain rate indices, such as prime rate.

            Interest rate risk is monitored through earnings simulation modeling. The earnings simulation model projects changes in net interest income caused by the effect of changes in interest rates. The model requires management to make assumptions about how the balance sheet is likely to behave through time in different interest rate environments. Loan and deposit balances remain static and maturities reprice at the current market rate. The investment portfolio maturities and prepayments are assumed to be reinvested in similar instruments. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds. Non-maturity deposit pricing is modeled on historical patterns. The Corporation performs a 200 basis point upward and downward interest rate shock and makes sure that there is not an adverse impact on its annual net interest income and that it is within the established policy limits. The earnings simulation model as of December 31, 2003 projects an approximate decrease of 6.3% in net interest income in a 200 basis point downward interest rate shock and an approximate increase of 7.2% in net interest income in a 200 basis point upward interest rate shock. These changes are well within the policy limits established by the ALCO policy.

            At December 31, 2003, the interest rate risk position of the Corporation was asset sensitive, meaning net income should increase as rates rise and decrease as rates fall. During 2003, the Corporation maintained an asset sensitive interest rate risk position due to management's expectation that rates would rise.

            See further discussion on interest rate sensitivity on page 22.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------



                         Report of Independent Auditors

Board of Directors
The National Bank of Indianapolis Corporation


We have audited the accompanying consolidated balance sheets of The National Bank of Indianapolis Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The National Bank of Indianapolis Corporation and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.


                                                           /s/ Ernst & Young LLP

Indianapolis, Indiana
January 24, 2004

                  The National Bank of Indianapolis Corporation

                           Consolidated Balance Sheets

                                                                       December 31
                                                                   2003            2002
                                                              -----------------------------
Assets
Cash and due from banks                                       $  44,383,402   $  45,889,548
Reverse repurchase agreements                                    15,000,000       5,000,000
Federal funds sold                                               20,502,386      18,177,463

Available-for-sale securities                                   115,862,372      83,990,335
Held-to-maturity securities                                       5,826,468      30,092,736
                                                              -----------------------------
Total investment securities                                     121,688,840     114,083,071

Loans                                                           597,062,744     528,911,217
    Less:  Allowance for loan losses                             (8,029,596)     (7,227,000)
                                                              -----------------------------
Net loans                                                       589,033,148     521,684,217
Premises and equipment                                            9,148,709       9,248,290
Accrued interest receivable                                       3,503,401       3,974,258
Stock in federal banks                                            3,558,200       3,401,500
Other assets                                                      5,780,728       5,056,126
                                                              -----------------------------
Total assets                                                  $ 812,598,814   $ 726,514,473
                                                              =============================

Liabilities and shareholders' equity Deposits:
    Noninterest-bearing demand deposits                       $ 138,087,276   $ 137,575,932
    Money market and saving deposits                            382,574,081     305,605,133
    Time deposits over $100,000                                  48,219,664      36,811,165
    Other time deposits                                          68,656,059      64,350,290
                                                              -----------------------------
Total deposits                                                  637,537,080     544,342,520
Security repurchase agreements                                   71,557,046      74,273,774
FHLB advances                                                    42,000,000      48,000,000
Subordinated debt                                                 2,000,000              --
Company obligated mandatorily redeemable preferred
    capital securities of subsidiary trust holding solely
    the junior subordinated debentures of the parent company     13,500,000      13,500,000
Other liabilities                                                 3,326,284       5,151,028
                                                              -----------------------------
Total liabilities                                               769,920,410     685,267,322

Shareholders' equity:
    Common stock, no par value:
       Authorized shares; 2003 and 2002-3,000,000 shares;
       issued 2,517,131 in 2003 and  2,447,224 in 2002;
       outstanding 2,352,229 in 2003 and 2,442,324 in 2002       22,858,900      26,862,276
    Unearned compensation                                          (894,679)     (1,218,746)
    Additional paid in capital                                    3,019,003       2,562,990
    Retained earnings                                            17,684,102      12,519,902
    Accumulated other comprehensive income                           11,078         520,729
                                                              -----------------------------
Total shareholders' equity                                       42,678,404      41,247,151
                                                              -----------------------------
Total liabilities and shareholders' equity                    $ 812,598,814   $ 726,514,473
                                                              =============================

See accompanying notes.

                  The National Bank of Indianapolis Corporation

                        Consolidated Statements of Income

                                                                   Years ended December 31
                                                              2003           2002          2001
                                                          -----------------------------------------
Interest income:
    Interest and fees on loans                            $ 31,010,185   $ 30,593,437  $ 30,798,679
    Interest on investment securities                        3,020,337      3,683,093     6,154,280
    Interest on federal funds sold                             432,019        573,328     1,045,685
    Interest on reverse repurchase agreements                   97,600        245,442       802,762
                                                          -----------------------------------------
Total interest income                                       34,560,141     35,095,300    38,801,406

Interest expense:
    Interest on deposits                                     7,668,254      9,144,476    13,919,427
    Interest on repurchase agreements                          381,077        752,464     3,156,276
    Interest on FHLB advances                                2,413,952      2,720,963     2,434,022
    Interest on long-term debt                               1,486,637      1,443,674     1,443,135
                                                          -----------------------------------------
Total interest expense                                      11,949,920     14,061,577    20,952,860
                                                          -----------------------------------------
Net interest income                                         22,610,221     21,033,723    17,848,546

Provision for loan losses                                    1,200,000      1,500,000     1,440,000
                                                          -----------------------------------------
Net interest income after provision for loan losses         21,410,221     19,533,723    16,408,546

Other operating income:
    Trust fees and commissions                               1,987,400      2,323,032     2,051,864
    Service charges and fees on deposit accounts             2,409,577      2,226,686     1,649,962
    Building rental income                                     548,060        480,375       474,298
    Net gain on sale of mortgage loans                       1,056,418        705,611       435,058
    Interchange income                                         542,221        526,067       467,278
    Securities gain (losses) net                               (36,891)           497            --
    Other income                                             1,444,290      1,213,194       844,113
                                                          -----------------------------------------
Total other operating income                                 7,951,075      7,475,462     5,922,573

Other operating expenses:
    Salaries, wages, and employee benefits                  12,122,238     11,278,361     9,385,469
    Occupancy expense                                        1,409,226      1,450,186     1,418,344
    Furniture and equipment expense                            891,328        895,505       875,624
    Professional services                                      885,595        743,508       851,131
    Data processing                                          1,362,202      1,288,961     1,185,545
    Business development                                       838,132        735,212       661,702
    Valuation of allowance for mortgage servicing rights       345,102        261,174            --
    Other expenses                                           3,130,483      2,799,163     2,442,705
                                                          -----------------------------------------
Total other operating expenses                              20,984,306     19,452,070    16,820,520
                                                          -----------------------------------------
Net income before tax                                        8,376,990      7,557,115     5,510,599
    Federal and state income tax                             3,212,790      3,000,279     2,140,556
                                                          -----------------------------------------
Net income after tax                                      $  5,164,200   $  4,556,836  $  3,370,043
                                                          =========================================

Basic earnings per share                                  $       2.20   $       1.99  $       1.76
                                                          =========================================

Diluted earnings per share                                $       2.08   $       1.88  $       1.55
                                                          =========================================

See accompanying notes.

                  The National Bank of Indianapolis Corporation

                 Consolidated Statements of Shareholders' Equity

                                                                                                Accumulated
                                                                      Additional                    Other
                                         Common         Unearned       Paid in      Retained    Comprehensive
                                         Stock        Compensation     Capital      Earnings    Income (Loss)     Total
                                      -------------------------------------------------------------------------------------
Balance at December 31, 2000          $ 20,665,160   $   (598,711)  $         --  $  4,593,023  $        334   $ 24,659,806

Comprehensive income:
   Net income                                   --             --             --     3,370,043            --      3,370,043
   Other comprehensive income
     Net unrealized gain on
       investments, net of tax
       of $41,298                               --             --             --            --        62,964         62,964
                                                                                                               ------------
Total comprehensive income                                                                                        3,433,007

Issuance of stock (10,782 shares)          262,818        (47,422)            --            --            --        215,396
Repurchase of stock (1,800 shares)         (44,550)            --             --            --            --        (44,550)
Compensation earned                             --        206,343             --            --            --        206,343
                                      -------------------------------------------------------------------------------------
Balance at December 31, 2001            20,883,428       (439,790)            --     7,963,066        63,298     28,470,002

Comprehensive income:
   Net income                                   --             --             --     4,556,836            --      4,556,836
   Other comprehensive income
     Net unrealized gain on
       investments, net of tax
       of $300,031                              --             --             --            --       457,431        457,431
                                                                                                               ------------
Total comprehensive income                                                                                        5,014,267

Income tax benefit from exercise of
   warrants & options                           --             --      2,562,990            --            --      2,562,990
Issuance of stock (477,479 shares)       6,009,648     (1,061,450)            --            --            --      4,948,198
Repurchase of stock (1,100 shares)         (30,800)            --             --            --            --        (30,800)
Compensation earned                             --        282,494             --            --            --        282,494
                                      -------------------------------------------------------------------------------------
Balance at December 31, 2002            26,862,276     (1,218,746)     2,562,990    12,519,902       520,729     41,247,151

Comprehensive income:
   Net income                                   --             --             --     5,164,200            --      5,164,200
   Other comprehensive income
     Net unrealized loss on
       investments, net of tax
       of $334,282                              --             --             --            --      (509,651)      (509,651)
                                                                                                               ------------
Total comprehensive income                                                                                        4,654,549

Income tax benefit from exercise of
   warrants & options                           --             --        456,013            --            --        456,013
Issuance of stock (69,907 shares)        1,051,171        (72,025)            --            --            --        979,146
Repurchase of stock (160,002 shares)    (5,054,547)            --             --            --            --     (5,054,547)
Compensation earned                             --        396,092             --            --            --        396,092
                                      -------------------------------------------------------------------------------------
Balance at December 31, 2003          $ 22,858,900   $   (894,679)  $  3,019,003  $ 17,684,102  $     11,078   $ 42,678,404
                                      =====================================================================================

See accompanying notes.

                  The National Bank of Indianapolis Corporation

                      Consolidated Statements of Cash Flows

                                                                            Years ended December 31
                                                                      2003            2002            2001
                                                                 ---------------------------------------------
Operating activities
Net income                                                       $   5,164,200   $   4,556,836   $   3,370,043
Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                                      1,200,000       1,500,000       1,440,000
      Depreciation and amortization                                  1,099,026       1,056,034       1,070,855
      Valuation of allowance for mortgage servicing rights             345,102         261,174              --
      Income tax benefit from exercise of warrants & options           456,013       2,562,990              --
      Stock compensation                                               110,000         109,918         110,000
      Net accretion of investments                                     841,086       1,151,094      (1,652,102)
      Unearned compensation amortization                               396,092         282,494         206,343
      (Increase) decrease in:
         Accrued interest receivable                                   470,857      (1,147,427)        616,672
         Other assets                                                 (735,424)     (1,224,833)       (802,469)
      Increase (decrease) in:
         Other liabilities                                          (1,824,744)        900,935         537,880
                                                                 ---------------------------------------------
Net cash provided by operating activities                            7,522,208      10,009,215       4,897,222

Investing activities
Net change in federal funds sold                                    (2,324,923)     (3,923,259)      1,279,249
Net change in reverse repurchase agreements                        (10,000,000)    115,000,000    (120,000,000)
Proceeds from maturities of investment
    securities held to maturity                                     24,124,021       1,797,727       3,954,061
Proceeds from maturities of investment
    securities available for sale                                   48,297,884      62,376,100     175,020,797
Proceeds from sales of investment securities available for sale     25,367,391       9,998,502              --
Purchases of investment securities held to maturity                   (181,700)    (23,796,563)     (3,363,863)
Purchases of investment securities available for sale             (107,055,082)   (129,205,346)   (123,524,709)
Net increase in loans                                              (68,548,931)    (77,110,879)    (90,612,302)
Purchases of premises and equipment                                   (999,445)     (1,047,088)     (2,085,607)
                                                                 ---------------------------------------------
Net cash used by investing activities                              (91,320,785)    (45,910,806)   (159,332,374)

Financing activities
Net increase in deposits                                            93,194,560      38,217,157      95,691,810
Net change in security repurchase agreements                        (2,716,728)      5,922,142      10,890,378
Net change in FHLB advances                                         (6,000,000)     (2,000,000)     26,000,000
Proceeds from issuance of long-term debt                             2,000,000              --              --
Repurchase of stock                                                 (5,054,547)        (30,800)        (44,550)
Proceeds from issuance of stock                                        869,146       4,838,280         105,396
                                                                 ---------------------------------------------
Net cash provided by financing activities                           82,292,431      46,946,779     132,643,034
                                                                 ---------------------------------------------

Increase (decrease) in cash and cash equivalents                    (1,506,146)     11,045,188     (21,792,118)
Cash and cash equivalents at beginning of year                      45,889,548      34,844,360      56,636,478
                                                                 ---------------------------------------------
Cash and cash equivalents at end of year                         $  44,383,402   $  45,889,548   $  34,844,360
                                                                 =============================================

Interest paid                                                    $  12,149,305   $  14,144,085   $  21,217,998
                                                                 =============================================
Income taxes paid                                                $   4,268,861   $     405,325   $   2,700,277
                                                                 =============================================

See accompanying notes.

                  The National Bank of Indianapolis Corporation

                   Notes to Consolidated Financial Statements

                                December 31, 2003


1. Organization and Accounting Policies

Organization

The National Bank of Indianapolis Corporation (the Corporation) was incorporated in the State of Indiana on January 29, 1993. The Corporation subsequently formed a de novo national bank, The National Bank of Indianapolis (the Bank), and a statutory trust, NBIN Statutory Trust I (the Trust). The Bank is a wholly owned subsidiary and commenced operations in December, 1993. The Trust was formed in September, 2000 as part of the issuance of trust preferred capital securities. The Corporation and the Bank engage in a wide range of commercial, personal banking, and trust activities primarily in Central Indiana.

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

                  The National Bank of Indianapolis Corporation

1. Organization and Accounting Policies (continued)

Loans

Interest income on commercial, mortgage and certain installment loans are accrued on the principal amount of such loans outstanding. Loans are placed on nonaccrual status when significant doubt exists as to the collectibility of principal or interest.

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

Mortgage Servicing Rights

Mortgage servicing rights are recognized as separate assets when rights are acquired through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into other operating expenses in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Mortgage servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the cost of the rights for each stratum.

                  The National Bank of Indianapolis Corporation

1. Organization and Accounting Policies (continued)

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation computed by the straight-line method over their useful lives or, for leasehold improvements, the remaining lease term.

Comprehensive Income

Comprehensive income is defined as net income plus other comprehensive income, which, under existing accounting standards includes unrealized gains and losses on certain investments in debt securities. Comprehensive income is reported by the Corporation in the consolidated statements of shareholders' equity.

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

Stock Based Compensation

The Corporation has granted stock options to certain employees and directors. The stock options are for a fixed number of shares with an exercise price which approximates the fair value of shares at the date of grant. As discussed further in Note 10, expense for director and employee compensation under stock option plans is based on Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25), with expense reported only if options are granted below market price at grant date. Pro forma disclosures of net income and earnings per share are provided as if the fair value method of Financial Accounting Standard Board (FASB) Statement No. 123 "Accounting for Stock Based Compensation", as amended by FASB Statement No. 148, were used for stock-based compensation.

                  The National Bank of Indianapolis Corporation

1. Organization and Accounting Policies (continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over their vesting periods. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement No. 123 to stock-based compensation.

                                            2003         2002         2001
                                         ------------------------------------

Net income, as reported                  $5,164,200   $4,556,836   $3,370,043
Add: stock-based compensation expense,
   net of related taxes                     239,200      170,598      124,610
Less: total stock-based compensation
   expense determined under
   fair-value-based method, net of taxes   (459,052)    (529,881)    (253,831)
                                         ------------------------------------
Pro forma net income                     $4,944,348   $4,197,553   $3,240,822
                                         ====================================

Earnings per share:
  Basic, as reported                     $     2.20   $     1.99   $     1.76
  Basic, pro forma                       $     2.11   $     1.83   $     1.69

   Diluted, as reported                  $     2.08   $     1.88   $     1.55
   Diluted, pro forma                    $     1.99   $     1.73   $     1.49

Reclassifications

Certain amounts in the 2002 and 2001 financial statements have been reclassified to conform with the 2003 presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                  The National Bank of Indianapolis Corporation

2.  Accounting Pronouncements

In January of 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51" (the Interpretation). The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the adoption of the Interpretation, entities are generally consolidated by an enterprise when it has a controlling interest through ownership of a majority voting interest in the entity.

Under the provisions of the Interpretation, except in certain circumstances, trust preferred capital securities by design are considered variable interest entities with no variable interest holder being considered the primary beneficiary, thus requiring the reporting enterprise to deconsolidate the trust upon adoption of the Interpretation. However, in certain circumstances, the Interpretation could have allowed the parent to continue consolidating the trust.

However, a revised interpretation was issued in December of 2003 which has effectively removed the ability for a reporting enterprise to continue consolidating the trust. Therefore, a reporting enterprise must deconsolidate its trust as soon as practicable, but no later than March 31, 2004. The Corporation had previously applied the provision of the Interpretation to the Trust, which allowed the Corporation to continue consolidating the Trust. However, the Corporation is required to adopt the provisions of the revised interpretation and to deconsolidate the Trust no later than March 31, 2004.

Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" was issued in May of 2003 and is effective for financial instruments entered into or modified after May 31, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The Corporation currently classifies its corporation-obligated mandatorily redeemable capital securities as a liability. Therefore, this pronouncement has no impact on the Corporation's financial statements.

3. Restrictions on Cash and Due From Bank Accounts

The Corporation is required to maintain average reserve balances with the Federal Reserve Bank or as cash on hand or on deposit with a correspondent bank. The required amount of reserve was approximately $25,000 at December 31, 2003 and 2002.

                  The National Bank of Indianapolis Corporation

4. Investment Securities

The following is a summary of available-for-sale securities:


                                       ------------------------------------------------------------
                                                           Gross          Gross         Estimated
                                         Amortized      Unrealized     Unrealized         Fair
                                           Cost            Gain           Loss            Value
                                       ------------------------------------------------------------
December 31, 2003
U.S. Treasury securities               $ 21,840,685    $      5,646    $        954    $ 21,845,377
U.S. Government agencies                 93,904,140         829,297         815,799      93,917,638
Collateralized mortgage obligations          99,203             154              --          99,357
                                       ------------------------------------------------------------
                                       $115,844,028    $    835,097    $    816,753    $115,862,372
                                       ============================================================
December 31, 2002
U.S. Treasury securities               $  2,100,309    $     13,230    $        275    $  2,113,264
U.S. Government agencies                 79,930,066         845,676              --      80,775,742
Collateralized mortgage obligations       1,097,683           3,646              --       1,101,329
                                       ------------------------------------------------------------
                                       $ 83,128,058    $    862,552    $        275    $ 83,990,335
                                       ============================================================

The following table presents the amortized cost, fair value, and weighted-average yield of available-for-sale securities at December 31, 2003 by maturity:

                                       -----------------------------------------------------------------------------
                                                                                                           Weighted-
                                                                                                            Average
                                       Within 1 Year    1 to 5 Years    5 to 10 Years       Total            Yield
                                       -----------------------------------------------------------------------------
U.S. Treasury and
U.S. Government agency debentures      $ 33,703,921     $ 72,040,904     $ 10,000,000     $115,744,825        2.31%
Collateralized mortgage obligations              --           99,203                            99,203        1.46%
                                       ---------------------------------------------------------------
Amortized costs                        $ 33,703,921     $ 72,140,107     $ 10,000,000     $115,844,028
                                       ---------------------------------------------------------------
Fair value                             $ 33,832,165     $ 71,884,907     $ 10,145,300     $115,862,372
                                       ---------------------------------------------------------------
Weighted-average yield                         1.81%            2.41%            3.25%            2.31%
                                       ---------------------------------------------------------------

The Corporation held four investment securities as of December 31, 2003 of which the amortized cost was greater than market value. All of these investment securities were purchased during 2003. Management does not believe any individual unrealized loss as of December 31, 2003 represents an other-than-temporary impairment. The unrealized losses relate primarily to securities issued by FHLB and FHLMC. These unrealized losses are primarily attributable to changes in interest rates and individually were 3% or less of their respective amortized cost basis. The Corporation has both the intent and ability to hold these securities for a time necessary to recover the amortized cost.

Investment securities with a carrying value of approximately $73,000,000 and $71,000,000 at December 31, 2003 and 2002, respectively were pledged as collateral for bankruptcy accounts to the U.S. Department of Justice, Treasury Tax and Loan, and securities sold under agreements to repurchase.

                  The National Bank of Indianapolis Corporation

4.          Investment Securities (continued)

      The following is a summary of held-to-maturity securities:

                                       --------------------------------------------------------
                                                         Gross           Gross       Estimated
                                        Amortized     Unrealized      Unrealized       Fair
                                          Cost           Gain            Loss          Value
                                       --------------------------------------------------------
December 31, 2003

Municipals                             $ 5,576,468    $   531,499    $        --    $ 6,107,967
Other securities                           250,000          7,082             --        257,082
                                       --------------------------------------------------------
                                       $ 5,826,468    $   538,581    $        --    $ 6,365,049
                                       ========================================================
December 31, 2002
Collateralized mortgage obligations    $24,333,493    $   339,440    $    12,644    $24,660,289
Municipals                               5,534,243        552,233             --      6,086,476
Other securities                           225,000         10,391             --        235,391
                                       --------------------------------------------------------
                                       $30,092,736    $   902,064    $    12,644    $30,982,156
                                       ========================================================

The amortized cost and estimated fair value of debt securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                         ----------------------------------------------------------------------
                                                                                      Weighted-
                                                                                       Average
                         Within 1 Year  1 to 5 Years   5 to 10 Years     Total          Yield
                         ----------------------------------------------------------------------
Corporate                 $   25,000     $  175,000     $   50,000     $  250,000        5.75%
Municipals                        --             --     $5,576,468     $5,576,468        4.93%
                          --------------------------------------------------------------------
Amortized cost            $   25,000     $  175,000     $5,626,468     $5,826,468
                          --------------------------------------------------------------------
Fair value                $   25,637     $  178,813     $6,160,599     $6,365,049
                          --------------------------------------------------------------------
Weighted-average yield          8.10%          5.76%          4.93%          4.97%
                          --------------------------------------------------------------------

                  The National Bank of Indianapolis Corporation

5. Loans and Allowance for Loan Losses

Loans consist of the following at December 31:

                                                         2003          2002
                                                     --------------------------

        Residential loans secured by real estate     $218,400,660  $184,141,018
        Commercial loans secured by real estate       120,135,105   113,398,604
        Other commercial and industrial loans         221,845,611   182,993,990
        Loans to individuals for household, family,
           and  other consumer expenditures            36,681,368    48,377,605
                                                     --------------------------
        Total loans                                  $597,062,744  $528,911,217
                                                     ==========================

Activity in the allowance for loan losses was as follows:

                                        2003          2002         2001
                                   ---------------------------------------

        Beginning balance          $ 7,227,000   $ 5,986,965   $ 4,700,672
        Loans charged off (net)       (397,404)     (259,965)     (153,707)
        Provision for loan losses    1,200,000     1,500,000     1,440,000
                                   ---------------------------------------
        Ending balance             $ 8,029,596   $ 7,227,000   $ 5,986,965
                                   =======================================

At December 31, 2003 forty-one loans with a combined balance of $4,871,000 were considered to be impaired. At December 31, 2002 twenty-three loans with a combined balance of $3,229,000 were considered to be impaired. The average combined balance of impaired loans during 2003 and 2002 was $4,180,000 and $1,864,000, respectively. For loans classified as impaired at December 31, 2003, the contractual interest due and actual interest recognized on those loans during 2003 was $345,594 and $154,641, respectively.

Loans are principally to borrowers in the Central Indiana area.

                  The National Bank of Indianapolis Corporation

6. Premises and Equipment

Premises and equipment consist of the following at December 31:

                                                      2003           2002
                                                 ---------------------------

        Land and improvements                    $  2,270,444   $  2,270,444
        Building and improvements                   5,358,751      5,027,631
        Construction in progress                       70,444        244,564
        Leasehold improvements                      1,614,621      1,611,134
        Furniture and equipment                     6,832,616      5,993,658
                                                 ---------------------------
                                                   16,146,876     15,147,431
        Less accumulated depreciation and
            amortization                           (6,998,167)    (5,899,141)
                                                 ---------------------------
        Net premises and equipment               $  9,148,709   $  9,248,290
                                                 ===========================

Certain Corporation facilities and equipment are leased under various operating leases. Rental expense under these leases was $247,822, $245,629, and $240,913 for 2003, 2002, and 2001, respectively.

Future minimum rental commitments under noncancelable leases are:

                      2004                               $  256,505
                      2005                                  215,426
                      2006                                  160,234
                      2007                                  138,721
                      2008                                  133,154
                   Thereafter                                98,418
                                                       ------------
                                                         $1,002,458
                                                       ============

7. Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was $82,210,074 and $80,021,212 at December 31, 2003 and 2002, respectively.

The balance of capitalized servicing rights, net of valuation allowances, included in other assets at December 31, 2003 and 2002, was $898,965 and $780,093, respectively. At December 31, 2003 and 2002 the valuation allowance related to these rights was $606,276 and $261,174, respectively.

                  The National Bank of Indianapolis Corporation

8. Deposits

At December 31, 2003 the stated maturities of time deposits are as follows:

                                                                      Greater
                                                        Less than       Than
                                                        $100,000      $100,000
                                                       ------------------------

        Mature in three months or less                 $12,657,020  $11,193,167
        Mature after three months through six months     9,754,481    8,335,698
        Mature after six months through twelve months   14,127,415   10,969,339
        Mature in 2005                                  16,056,391    9,586,519
        Mature in 2006                                   3,770,617    1,569,994
        Thereafter                                      12,290,135    6,564,947
                                                       ------------------------
                                                       $68,656,059  $48,219,664
                                                       ========================

9. Other Borrowings

Security repurchase agreements are short-term borrowings that generally mature within one to three days from the transaction date. At December 31, 2003 and 2002 the weighted average interest rate on these borrowings was 0.53% and 1.08%, respectively.

All of the FHLB advances have a fixed interest rate and require monthly interest payments. The principal balances for each of the advances is due at maturity. The advances are collateralized by a pledge covering certain of the Corporation's mortgage loans.

A schedule of the FHLB advances as of December 31, 2003 is as follows:

                             Amount            Rate          Maturity
                          ----------------------------------------------

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
                          -------------
                           $42,000,000
                          =============

                  The National Bank of Indianapolis Corporation

9. Other Borrowings (continued)

The Corporation maintains a Revolving Credit Agreement with Harris Trust and Savings Bank in the amount of $5,000,000 that will mature September 28, 2004. At December 31, 2003 and 2002, $0 was outstanding. The Corporation pays a commitment fee of .25% per annum on the average daily unused portion of the line of credit.

The Bank entered into an agreement in the amount of $5,000,000 pursuant to a Subordinated Term Loan Agreement with Harris Trust and Savings Bank dated June 6, 2003. The Bank can make up to two advances against the term loan prior to June 6, 2004. The first advance was made in the amount of $2,000,000 on June 6, 2003. The final maturity date of the loan is June 6, 2010. The outstanding principal balance is permitted to be repaid prior to maturity with prior consent from the Federal Reserve. There are many different interest rate options available. Each floating rate option is available for a fixed term of 1-3 months. The Bank is currently paying Adjusted 3-month LIBOR plus 2.0% which equates to 3.17% at December 31, 2003. Interest payments are due at the expiration of the fixed term option.

In September of 2000, the Trust, which is wholly owned by the Corporation, issued $13,500,000 of company obligated mandatorily redeemable capital securities. The proceeds from the issuance of the capital securities and from the issuance of related common securities of $418,000 were used by the Trust to purchase from the Corporation $13,918,000 Fixed Rate Junior Subordinated Debentures. The capital securities mature September 7, 2030, or upon earlier redemption as provided by the indenture. The Corporation has the right to redeem the capital securities, in whole or in part, but in all cases in a principal amount with integral multiples of $1,000, on any March 7 or September 7 on or after September 7, 2010 at a premium, declining ratably to par on September 7, 2020. The capital securities have a fixed interest rate of 10.60%, and are guaranteed by the Bank. The net proceeds received by the Corporation from the sale of the capital securities were used for general corporate purposes. The indenture, dated September 7, 2000, requires compliance with certain non-financial covenants.

10. Stock Option and Award and Employee Benefit Programs

The Board of Directors and the shareholders of the Corporation adopted stock option plans for directors and key employees at the initial formation of the Bank in 1993. The Board of Directors authorized 130,000 shares in 1993, 90,000 shares in 1996, 150,000 shares in 1999, and an additional 120,000 during 2002 to be reserved for issuance under the Corporation's stock option plan. All of the options in these plans remain exercisable for a period of 10 years from the date of issuance, subject to the terms and conditions of the plans.

                  The National Bank of Indianapolis Corporation

10. Stock Option and Award and Employee Benefit Programs (continued)

Shares subject to outstanding options are summarized as follows:

                                                                December 31
                               --------------------------------------------------------------------------
                                       2003                       2002                     2001
                               --------------------------------------------------------------------------
                                           Weighted-                  Weighted-                 Weighted-
                                           Average                    Average                   Average
                                           Exercise                   Exercise                  Exercise
                               Options       Price       Options       Price       Options       Price
                               --------------------------------------------------------------------------
Options outstanding at
   beginning of year           391,557     $   18.75     315,500     $   14.75     316,500     $   14.65
New options
   granted                       5,800         29.98     115,057         27.58       4,000         23.00
Options exercised              (17,662)        13.79     (37,800)        12.25          --         --
Options forfeited                   --         --         (1,200)        19.00      (5,000)        15.33
                               -------                   -------                   -------
Options outstanding at end
   of year                     379,695     $   19.15     391,557     $   18.75     315,500     $   14.75
                               =======                   =======                   =======

Exercisable at year end        266,881     $   16.25     260,300     $   15.72     241,800     $   13.47

As of December 31, 2003, 2002, 2001 the weighted-average fair value of the options granted for each year was $10.43, $11.06, and $9.32, respectively.

As of December 31, 2003 total shares which may be purchased under the plans is 379,695 with option prices ranging from $10.00 to $31.25. The weighted-average remaining contractual life of those options is six years.

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

                  The National Bank of Indianapolis Corporation

10. Stock Option and Award and Employee Benefit Programs (continued)

  Fiscal    Number of
   Year       Shares        Shares        Unearned           Vesting         Date Fully
  Ended       Issued      Forfeited     Compensation         Schedule           Vested
------------------------------------------------------------------------------------------
   1997       19,500           700        $242,332        20% per year     January 1, 2002
   1998        1,000             -          14,000        20% per year     January 1, 2003
   1999       36,000         2,000         646,000         5 yr. cliff      June 30, 2004
   2000        5,000             -         100,000         5 yr. cliff     March 16, 2005
   2001        3,000             -          69,000         5 yr. cliff    January 26, 2006
   2002        1,500             -          37,500         5 yr. cliff      June 11, 2006
   2002        6,500             -         178,750         4 yr. Cliff     August 31, 2006
   2002       30,800           500         845,200         5 yr. Cliff      June 20, 2007
   2003         1700             -          50,150         5 yr. Cliff     January 8, 2008
   2003          700             -          21,875         5 yr. Cliff      July 17, 2008

In consideration of their efforts in organizing the Corporation and the Bank, two officers/directors of the Corporation were issued warrants on October 18, 1993 to purchase an additional 345,500 common shares at a purchase price of $10 per share. During 1995, the Corporation issued warrants to purchase an additional 76,875 common shares at a purchase price of $12.50 to one officer/director. As of December 31, 2003, all warrants have been exercised.

During 2003, certain officers/directors of the Corporation exercised their warrants/options to purchase 55,662 shares of common stock. The exercise price ranged from $10.00 to $27.50 with a weighted average exercise price of $11.20 and a weighted average fair market value of the stock was $31.40.

During 2002, certain officers/directors of the Corporation exercised their warrants/options to purchase 422,175 shares of common shares. The exercise price ranged from $10.00 to $22.50 with a weighted average exercise price of $10.66 and the weighted average fair market value of the stock was $26.05.

Due to the exercise of the options, the Corporation received a deduction for tax purposes for the difference between the fair value of the stock at the date of the exercise and the exercise price. In accordance with APB 25 the Corporation has recorded an income tax benefit of $456,013 and $2,562,990 as additional paid in capital during 2003 and 2002, respectively.

                  The National Bank of Indianapolis Corporation

10. Stock Option and Award and Employee Benefit Programs (continued)

The Corporation has elected to follow APB 25 and related Interpretations in accounting for its director and employee stock options, restricted stock and warrants. Under APB 25, because the exercise price of the Corporation's director and employee stock options and warrants equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The pro forma information regarding net income and earnings per share as required by FASB Statement No. 123, which also requires that the information be determined as if the Corporation has accounted for its stock options, restricted stock and warrants granted under the fair value method of that Statement is included in Note 1. The fair value for the options and warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted- average assumptions: a dividend yield of 0%; volatility factor of the expected market price of the Corporation's common stock of .001; and an expected life of the options of 10 years. The risk-free interest rate was estimated to be 4.3% to 4.4%, 5.2% to 5.66%, and 5.33% for 2003, 2002, and 2001, respectively.
The fair value for the restricted stock is estimated to equal the fair value of unrestricted stock and to be restricted for a weighted average of five years.

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

The Corporation has a trusteed 401(k) retirement savings plan covering substantially all employees and encouraging employee contributions. Employer contributions include Board of Director discretionary contributions and the matching of a portion of employee contributions. The Corporation expensed approximately $211,000, $167,000, and $146,000 for employer contributions to the plan during 2003, 2002, and 2001, respectively.

                  The National Bank of Indianapolis Corporation

11. Dividend and Loan Limitation and Regulatory Capital Ratios

Dividends from the Bank to the Corporation may not exceed the undivided profits of the Bank (included in consolidated retained earnings) without prior approval of a federal regulatory agency. In addition, Federal banking laws limit the amount of loans the Bank may make to the Corporation, subject to certain collateral requirements. No loans were made during 2003 or 2002 by the Bank to the Corporation. The Bank declared $1,650,000 and $650,000 dividends to the Corporation during 2003 and 2002, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of total qualifying capital to total adjusted asset (as defined). Management believes, as of December 31, 2003 and 2002, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2003, the most recent notification from the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and leveraged capital ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category.

                  The National Bank of Indianapolis Corporation

11. Dividend and Loan Limitation and Regulatory Capital Ratios (continued)

The Bank's actual capital amounts and ratios are also presented in the following table.

                                                                                  To be well
                                                                           capitalized under prompt
                                                          For capital          corrective action
                                      Actual           adequacy purposes           provisions
                                Amount      Ratio      Amount       Ratio      Amount       Ratio
                             ----------------------------------------------------------------------
As of December 31, 2003

Tier 1 Risk-Based Capital    $52,254,914     8.6%    $24,309,136     4.0%    $36,463,703     6.0%

Total Risk-Based Capital      61,856,864    10.2%     48,618,271     8.0%     60,772,839    10.0%

Leveraged Capital             52,254,914     6.4%     32,699,306     4.0%     40,874,133     5.0%

As of December 31, 2002

Tier 1 Risk-Based Capital    $47,501,118     8.9%    $21,477,933     4.0%    $32,216,900     6.0%

Total Risk-Based Capital      54,219,332    10.1%     42,955,867     8.0%     53,694,834    10.0%

Leveraged Capital             47,501,118     6.6%     28,755,905     4.0%     35,944,882     5.0%

12. Related Parties

Certain directors and principal shareholders of the Corporation, including their families and companies in which they are principal owners, are loan customers of and have other transactions with the Corporation or its subsidiary in the ordinary course of business. The aggregate dollar amount of these loans was approximately $8,847,920 and $8,770,311 on December 31, 2003 and 2002,
respectively. All of the loans made were on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with unrelated parties. The amounts do not include loans made in the ordinary course of business to companies in which officers or directors of the Corporation are either officers or directors, but are not principal owners, of such companies. During 2003, new loans to these parties amounted to $112,800 and repayments amounted to $35,191.

                  The National Bank of Indianapolis Corporation

13. Income Taxes

The Corporation applies a federal income tax rate of 34% and a state tax rate of 8.5% in the computation of tax expense or benefit. The provision for income taxes consisted of the following:

                                  2003           2002           2001
                               ----------------------------------------
        Current tax expense    $3,592,053     $3,636,852     $2,646,904
        Deferred tax benefit     (379,263)      (636,573)      (506,348)
                               ----------------------------------------
                               $3,212,790     $3,000,279     $2,140,556
                               ========================================

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

The components of the Corporation's net deferred tax assets in the consolidated balance sheet as of December 31 are as follows:

                                                   2003           2002
                                               --------------------------

        Deferred tax assets:
           Allowance for loan losses           $ 3,180,523    $ 2,862,615
           Other                                   706,760        598,320
                                               --------------------------
              Total deferred tax assets          3,887,283      3,460,935
        Deferred tax liability:
           Mortgage servicing rights              (356,080)      (308,995)
           Other                                    (7,266)      (341,548)
                                               --------------------------
              Total deferred tax liabilities      (363,346)      (650,543)
                                               --------------------------
              Net deferred tax assets          $ 3,523,937    $ 2,810,392
                                               ==========================

                  The National Bank of Indianapolis Corporation

14.  Commitments and Contingencies

A summary of the contractual amount of commitments to extend credit is as follows:

                                                        2003           2002
                                                    ---------------------------

        Commercial credit lines                     $150,011,250   $104,949,477
        Revolving home equity and credit card lines   76,386,307     63,441,970
        Standby letters of credit                     12,053,320     11,116,928
        Other loans                                    2,655,819      2,379,428
                                                    ---------------------------
                                                    $241,106,696   $181,887,803
                                                    ===========================

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

                  The National Bank of Indianapolis Corporation

15. Fair Value of Financial Instruments

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

15. Fair Value of Financial Instruments (continued)

    Security repurchase agreements: The carrying amounts of borrowings under repurchase agreements approximate their fair values due to variable interest rates.

    FHLB advances: The fair value of FHLB advances are based upon discounted cash flows using rates for similar advances with the same maturities.

    Subordinated debt: The carrying amounts of borrowings under subordinated debt approximate their fair values due to variable interest rates.

    Capital securities: The fair value of the preferred capital securities are based upon discounted cash flows using rates for similar securities with the same maturities.

    Off-balances-sheet instruments: Due to variable interest rates, the fair value of commitments to extend credit approximate the carrying value.

                  The National Bank of Indianapolis Corporation

15. Fair Value of Financial Instruments (continued)

The estimated fair values of the Corporation's financial instruments at December 31 are as follows:

                                                       2003                           2002
                                           ---------------------------------------------------------
                                             Carrying         Fair         Carrying         Fair
                                              Amount          Value         Amount          Value
                                           ---------------------------------------------------------
Assets
Cash and due from banks                    $ 44,383,402   $ 44,383,402   $ 45,889,548   $ 45,889,548
Federal funds sold                           20,502,386     20,502,386     18,177,463     18,177,463
Reverse repurchase agreements
                                             15,000,000     15,000,000      5,000,000      5,000,000
Investment securities available-for-sale
                                            115,862,372    115,862,372     83,990,335     83,990,335
Investment securities held-to-maturity
                                              5,826,468      6,365,049     30,092,736     30,982,156
Net loans                                   589,033,148    598,495,968    521,684,217    525,006,358
Stock in federal banks                        3,558,200      3,558,200      3,401,500      3,401,500

Liabilities
Deposits                                    637,537,080    643,909,939    544,342,520    546,351,117
Security repurchase agreements
                                             71,557,046     71,557,046     74,273,774     74,273,774
FHLB advances                                42,000,000     43,781,955     48,000,000     50,671,440
Subordinated debt                             2,000,000      2,000,000             --             --
Capital securities                           13,500,000     15,290,047     13,500,000     14,866,537

Off-Balance-Sheet Instruments
Commitments to extend credit                         --             --             --             --

                  The National Bank of Indianapolis Corporation

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

                                              2003         2002         2001
                                           ------------------------------------

Basic average shares outstanding            2,343,460    2,288,715    1,916,658
                                           ====================================

Net income                                 $5,164,200   $4,556,836   $3,370,043
                                           ====================================

Basic net income per common share          $     2.20   $     1.99   $     1.76
                                           ====================================

Diluted
   Average shares outstanding               2,343,460    2,288,715    1,916,658
   Nonvested restricted stock                  49,620       48,300       27,600
   Common stock equivalents
      Net effect of the assumed exercise
             of stock options                  89,919       77,518       80,040
       Net effect of the assumed
             exercise of warrants                  --       14,581      149,521
                                           ------------------------------------
Diluted average shares                      2,482,999    2,429,114    2,173,819
                                           ====================================

Net income                                 $5,164,200   $4,556,836   $3,370,043
                                           ====================================

Diluted net income per common share        $     2.08   $     1.88   $     1.55
                                           ====================================

                  The National Bank of Indianapolis Corporation

17. Parent Company Financial Statements

The condensed financial statements of the Corporation, prepared on a parent company unconsolidated basis, are presented as follows:

Balance Sheet

                                                           December 31
                                                        2003        2002
                                                    ------------------------

        Assets
        Cash                                        $ 3,584,877  $ 7,313,809
        Investment in subsidiaries                   52,920,721   48,517,856
        Other assets                                    732,942      395,564
                                                    ------------------------
        Total assets                                $57,238,540  $56,227,229
                                                    ========================

        Liabilities and shareholders' equity
        Other liabilities                           $   642,136  $ 1,062,078
        Subordinated debt                            13,918,000   13,918,000
                                                    ------------------------
        Total liabilities                            14,560,136   14,980,078

        Shareholders' equity                         42,678,404   41,247,151
                                                    ------------------------
        Total liabilities and shareholders' equity  $57,238,540  $56,227,229
                                                    ========================

Statements of Income

                                                             Years ended December 31
                                                        2003          2002          2001
                                                    ---------------------------------------
Interest income                                     $    76,863   $    65,119   $    58,222
Interest expense                                      1,590,506     1,443,674     1,443,135
Other operating expenses:
   Unearned compensation amortization                   396,092       282,494       206,343
   Other expenses                                       305,923       316,483       285,162
                                                    ---------------------------------------
Total other operating expenses                          702,015       598,977       491,505
                                                    ---------------------------------------
Net loss before tax benefit and equity in
   undistributed net income of subsidiaries          (2,215,658)   (1,977,532)   (1,876,418)
Tax benefit                                             817,343       782,338       756,260
                                                    ---------------------------------------

Net loss before equity in undistributed
   net income of subsidiaries                        (1,398,315)   (1,195,194)   (1,120,158)

Equity in undistributed net income of subsidiaries    6,562,515     5,752,030     4,490,201
                                                    ---------------------------------------
Net income                                          $ 5,164,200   $ 4,556,836   $ 3,370,043
                                                    =======================================

                  The National Bank of Indianapolis Corporation

17. Parent Financial Statements (continued)

Statements of Cash Flows

                                                                      Years ended December 31
                                                                  2003          2002          2001
                                                              ---------------------------------------
Operating activities
Net income                                                    $ 5,164,200   $ 4,556,836   $ 3,370,043
Adjustments to reconcile net income to net cash provided by
    operating activities:
      Undistributed net income of subsidiaries                 (6,562,516)   (5,752,030)   (4,490,201)
      Income tax benefit from exercise of options & warrants      456,013     2,562,990            --
      Stock compensation                                          110,000       109,918       110,000
      Unearned compensation amortization                          396,092       282,494       206,343
      Decrease in other assets                                   (337,378)       (6,564)       49,019
      Increase (decrease) in other liabilities                   (419,942)      460,651       106,341
                                                              ---------------------------------------
Net cash provided by (used by) operating activities            (1,193,531)    2,214,295      (648,455)

Investing activities
Capital contribution to The National Bank of Indianapolis              --    (1,000,000)   (1,000,000)
Dividends from The National Bank of Indianapolis                1,650,000       650,000            --
                                                              ---------------------------------------
Net cash (used by) investing activities                         1,650,000      (350,000)   (1,000,000)

Financing activities
Proceeds from issuance of stock                                   869,146     4,838,280       105,396
Repurchase of stock                                            (5,054,547)      (30,800)      (44,550)
                                                              ---------------------------------------
Net cash provided by (used by) financing activities            (4,185,401)    4,807,480        60,846
                                                              ---------------------------------------

Increase (decrease) in cash and cash equivalents               (3,728,932)    6,671,775    (1,587,609)

Cash and cash equivalents at beginning of year                  7,313,809       642,034     2,229,643
                                                              ---------------------------------------
Cash and cash equivalents at end of year                      $ 3,584,877   $ 7,313,809   $   642,034
                                                              =======================================

                  The National Bank of Indianapolis Corporation

18. Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2003 and 2002:

                                March 31     June 30   September 30  December 31
                               -------------------------------------------------
2003

Interest income                $8,570,656   $8,690,207   $8,531,746   $8,767,532
Interest expense                2,989,800    3,063,213    2,932,884    2,964,023
                               -------------------------------------------------

Net interest income             5,580,856    5,626,994    5,598,862    5,803,509

Provision for loan losses         300,000      300,000      300,000      300,000
Other operating income          2,100,042    2,051,360    2,033,451    1,766,222
Other operating expense         5,238,174    5,378,333    5,190,847    5,176,952
                               -------------------------------------------------

Net income before tax           2,142,724    2,000,021    2,141,466    2,092,779

Federal and state income tax      845,898      794,561      846,068      726,263
                               -------------------------------------------------

Net income after tax           $1,296,826   $1,205,460   $1,295,398   $1,366,516
                               =================================================

Basic earnings per share       $     0.55   $     0.51   $     0.55   $     0.59
Diluted earnings per share     $     0.52   $     0.48   $     0.51   $     0.57

2002

Interest income                $8,432,837   $8,761,125   $9,030,932   $8,870,406
Interest expense                3,825,423    3,633,413    3,432,602    3,170,139
                               -------------------------------------------------

Net interest income             4,607,414    5,127,712    5,598,330    5,700,267

Provision for loan losses         450,000      450,000      300,000      300,000
Other operating income          1,666,772    1,977,197    1,872,262    1,959,231
Other operating expense         4,559,236    4,543,060    5,055,581    5,294,193
                               -------------------------------------------------

Net income before tax           1,264,950    2,111,849    2,115,011    2,065,305

Federal and state income tax      509,484      837,032      838,048      815,715
                               -------------------------------------------------

Net income after tax           $  755,466   $1,274,817   $1,276,963   $1,249,590
                               =================================================

Basic earnings per share       $     0.36   $     0.54   $     0.54   $     0.55
Diluted earnings per share     $     0.34   $     0.51   $     0.51   $     0.52

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
------------------------------------------------------------------------

            None.



Item 9A.  Controls and Procedures
---------------------------------

(a) Evaluation of Disclosure Controls and Procedures. The Corporation's principal executive officer and principal financial officer have concluded that the Corporation's disclosure controls and procedures (as defined under Rules 13(a)-15(e) or Rules 15d-15(e) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of the period covered by this Form 10-K, are effective.

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

PART III

Items 10.  11, 12, 13 and 14
----------------------------

            In accordance with the provisions of General Instruction G to Form 10-K, the information required for the required disclosures under Items 10, 11, 12, 13 and 14 are not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2003 fiscal year, which Proxy Statement will contain such information. The information required by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to such Proxy Statement.

Part IV


Item 15.  Exhibits, Financial Statement Schedules, and Reports on From 8-K
--------------------------------------------------------------------------

(a) (1)  The following consolidated financial statements are included in Item 8:

                                                                  Page Number in
                                                                            10-K

         Independent Auditors' Report on Consolidated Financial Statements   39

         Consolidated Balance Sheets December 31, 2002 and 2001              40

         Consolidated Statements of Income                                   41
         For the years ended December 31, 2002, 2001 and 2000

         Consolidated Statements of Shareholders' Equity                     42
         For the years ended December 31, 2002, 2001 and 2000

         Consolidated Statements of Cash Flows                               43
         For the years ended December 31, 2002, 2001, and 2000

         Notes to consolidated Financial Statements                          44

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

      10(a)* 1993 Key Employees' Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(a) to the Corporation's Form 10-Q as of June 30, 2002 are incorporated by reference

      10(b)* 1993 Directors' Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(b) to the Corporation's Form 10-Q as of June 30, 2001 are incorporated by reference

      10(c)* 1993 Restricted Stock Plan of the Corporation, as amended, filed as Exhibit 10(c) to the Corporation's Form 10-Q as of June 30, 2002 are incorporated by reference

      21          Subsidiaries of the Corporation

      31.1 Certificate of Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

      31.2 Certificate of Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

      32.1        Chief Executive Officer Certification pursuant to 18 U.S.C.
                  Section 1350

      32.2        Chief Financial Officer Certification pursuant to 18 U.S.C.
                  Section 1350

* Management Contract or Compensatory plan

(b) The registrant furnished the following Current Reports on From 8-K during the quarter ended December 31, 2003.

      Date                    Item Reported
      November 3, 2003        Letter to Shareholders of the Registrant,
                              dated November 3, 2003

(c)      See the list of exhibits in Item 15 (a) (3).

(d)      No other financial statement schedules are required to be submitted.

Signatures


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) The National Bank of Indianapolis Corporation
             ------------------------------------------------------------------
By (Signature and Title) /S/ Morris L. Maurer                     March 26,2004
                         ------------------------------------------------------
                         Morris L. Maurer, President                  Date
                         (Principal Executive Officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title) /S/ Morris L. Maurer                     March 26, 2004
                         -------------------------------------------------------
                         Morris L. Maurer, President              Date
                         (Principal Executive Officer)

By (Signature and Title) /S/ Philip B. Roby                       March 26, 2004
                         -------------------------------------------------------
                         Philip B. Roby, Executive Vice President Date

By (Signature and Title) /S/ Debra L. Ross                        March 26, 2004
                         -------------------------------------------------------
                         Debra L. Ross, Senior Vice President     Date
                         (Principal Financial and Accounting
                         Officer)

By (Signature and Title) /S/ Michael S. Maurer                    March 26, 2004
                         -------------------------------------------------------
                         Michael S. Maurer, Chairman of the Board Date

By (Signature and Title) /S/ Kathryn G. Betley                    March 26, 2004
                         -------------------------------------------------------
                         Kathryn G. Betley, Director              Date

By (Signature and Title) /S/ James M. Cornelius                   March 26, 2004
                         -------------------------------------------------------
                         James M. Cornelius, Director             Date

By (Signature and Title) /S/ David R. Frick                       March 26, 2004
                         -------------------------------------------------------
                         David R. Frick, Director                 Date

By (Signature and Title) /S/ Andre B. Lacy                        March 26, 2004
                         -------------------------------------------------------
                         Andre B. Lacy, Director                  Date

By (Signature and Title) /S/ William J. Loveday                   March 26, 2004
                         -------------------------------------------------------
                         William J. Loveday, Director             Date

By (Signature and Title) /S/ G. Benjamin Lantz                    March 26, 2004
                         -------------------------------------------------------
                         G. Benjamin Lantz, Director              Date

By (Signature and Title) /S/ Todd H. Stuart                       March 26, 2004
                         -------------------------------------------------------
                         Todd H. Stuart, Director                 Date