Form 10-Q
period 2004-03-31
NATIONAL BANK OF INDIANAPOLIS CORP
filed 2004-05-14
CIK 912382

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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


     The number of shares of the registrant's Common Stock outstanding May 12, 2004 was 2,345,217.

                                Table of Contents
                  The National Bank of Indianapolis Corporation

                               Report on Form 10-Q
                                for Quarter Ended
                                 March 31, 2004


PART I - FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements (Unaudited)
            Consolidated Balance Sheets - March 31, 2004
            and December 31, 2003..............................................1
            Consolidated Statements of Income - Three Months
            ended March 31, 2004 and 2003......................................2
            Consolidated Statements of Cash Flows - Three Months
            ended March 31, 2004 and 2003......................................3
            Consolidated Statements of Shareholders' Equity - Three Months
            ended March 31, 2004 and 2003......................................4
            Notes to Consolidated Financial Statements.......................5-8


Item 2.     Management's Discussion and Analysis............................9-19

Item 3.     Quantitative and Qualitative Disclosures about Market Risk........20

Item 4.     Controls and Procedures...........................................21


PART II -   OTHER INFORMATION

Item 1.     Legal Proceedings.................................................22
Item 2.     Changes in Securities, Use of Proceeds, and Issuer Purchases
             Equity Securities................................................22
Item 3.     Defaults Upon Senior Securities...................................23
Item 4.     Submission of Matters to a Vote of Security Holders...............23
Item 5.     Other Information ................................................23
Item 6.     Exhibits and Reports on Form 8-K..................................23

Signatures  ..................................................................24

                  The National Bank of Indianapolis Corporation
                           Consolidated Balance Sheets

                                                                                          March 31,       December 31,
                                                                                               2004               2003
                                                                                        (Unaudited)             (Note)
                                                                                      --------------------------------
Assets
Cash and due from banks                                                               $  99,184,031      $  44,383,402
Reverse repurchase agreements                                                            15,000,000         15,000,000
Federal funds sold                                                                       43,916,327         20,502,386
Investment securities
     Available-for-sale securities                                                       74,021,992        115,862,372
     Held-to-maturity securities                                                         46,996,867          5,826,468
                                                                                      --------------------------------
Total investment securities                                                             121,018,859        121,688,840

Loans                                                                                   588,025,573        597,062,744
     Less:  Allowance for loan losses                                                    (8,131,498)        (8,029,596)
                                                                                      --------------------------------
Net loans                                                                               579,894,075        589,033,148
Premises and equipment                                                                    8,920,417          9,148,709
Accrued interest                                                                          3,253,866          3,503,401
Stock in federal banks                                                                    3,590,800          3,558,200
Other assets                                                                              6,004,828          5,780,728
                                                                                      --------------------------------
Total assets                                                                          $ 880,783,203      $ 812,598,814
                                                                                      ================================

Liabilities and shareholders' equity
Deposits:
     Noninterest-bearing demand deposits                                              $ 172,426,153      $ 138,087,276
     Money market and savings deposits                                                  396,182,225        382,574,081
     Time deposits over $100,000                                                         50,004,222         48,219,664
     Other time deposits                                                                 69,037,546         68,656,059
                                                                                      --------------------------------
Total deposits                                                                          687,650,146        637,537,080
Security repurchase agreements                                                           92,940,236         71,557,046
FHLB advances                                                                            37,000,000         42,000,000
Subordinated debt                                                                         2,000,000          2,000,000
Company obligated mandatorily redeemable preferred capital
     securities of subsidiary trust holding solely the junior
     subordinated debentures of the parent company                                               --         13,500,000
Junior subordinated debentures owed to unconsolidated subsidiary trust                   13,918,000                 --
Other liabilities                                                                         3,184,539          3,326,284
                                                                                      --------------------------------
Total liabilities                                                                       836,692,921        769,920,410

Shareholders' equity:
Common stock, no par value:
     Authorized shares - 3,000,000 shares;
     issued 2,522,231 in 2004 and 2,517,131 in 2003;
     outstanding 2,346,329 in 2004 and 2,352,229 in 2003                                 22,550,250         22,858,900
Unearned compensation                                                                      (804,256)          (894,679)
Additional paid in capital                                                                3,069,110          3,019,003
Retained earnings                                                                        18,733,392         17,684,102
Accumulated other comprehensive income                                                      541,786             11,078
                                                                                      --------------------------------
Total shareholders' equity                                                               44,090,282         42,678,404
                                                                                      --------------------------------
Total liabilities and shareholders' equity                                            $ 880,783,203      $ 812,598,814
                                                                                      ================================

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements.

                  The National Bank of Indianapolis Corporation
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                       Three months ended
                                                                            March 31
                                                                      2004            2003
                                                               --------------------------------
Interest income:
     Interest and fees on loans                                    $ 7,672,473      $ 7,628,973
     Interest on investment securities                                 950,418          839,153
     Interest on federal funds sold                                    105,769           88,733
     Interest on reverse repurchase agreements                          30,267           13,797
                                                               --------------------------------
Total interest income                                                8,758,927        8,570,656

Interest expense:
     Interest on deposits                                            1,997,736        1,883,867
     Interest on repurchase agreements                                  78,114          122,157
     Interest on FHLB advances                                         517,777          622,901
     Interest on long term debt                                        386,468          360,875
                                                               --------------------------------
Total interest expense                                               2,980,095        2,989,800
                                                               --------------------------------
Net interest income                                                  5,778,832        5,580,856

Provision for loan losses                                              300,000          300,000
                                                               --------------------------------
Net interest income after provision for loan losses                  5,478,832        5,280,856

Other operating income:
     Trust fees and commissions                                        573,104          565,093
     Building rental income                                            132,732          138,124
     Service charges and fees on deposit accounts                      569,517          624,119
     Net gain on sale of mortgage loans                                 90,907          362,856
     Interchange income                                                131,983          133,035
     Securities losses net                                             (83,739)              --
     Other                                                             318,413          276,815
                                                               --------------------------------
Total operating income                                               1,732,917        2,100,042

Other operating expenses:
     Salaries, wages and employee benefits                           3,217,917        3,023,236
     Occupancy expense                                                 368,606          371,273
     Furniture and equipment expense                                   213,282          214,212
     Professional services                                             302,709          223,969
     Data processing                                                   358,463          329,527
     Business development                                              281,634          243,553
     Mortgage servicing rights impairment (recoveries) charges         (45,172)         126,389
     Other expenses                                                    779,392          706,015
                                                               --------------------------------
Total other operating expenses                                       5,476,831        5,238,174
                                                               --------------------------------
Net income before tax                                                1,734,918        2,142,724
     Federal and state income tax                                      685,628          845,898
                                                               --------------------------------
Net income after tax                                               $ 1,049,290      $ 1,296,826
                                                               ================================

Basic earnings per share                                           $      0.46      $      0.55
                                                               ================================

Diluted earnings per share                                         $      0.43      $      0.52
                                                               ================================

See notes to consolidated financial statements.

                  The National Bank of Indianapolis Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                              Three months ended
                                                                                   March 31,
                                                                             2004             2003
                                                                       -------------------------------
Operating Activities
Net Income                                                              $  1,049,290      $  1,296,826
Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
          Provision for loan losses                                          300,000           300,000
          Depreciation and amortization                                      326,467           267,864
          Mortgage servicing rights impairment (recoveries) charges          (45,172)          126,389
          Income tax benefit from exercise of warrants & options              50,107            41,590
          Net accretion of investments                                        71,179           455,783
          Unearned compensation amortization                                  86,148            98,565
          (Increase) decrease in:
             Accrued interest receivable                                     249,535          (104,088)
             Other assets                                                   (586,059)           71,670
          (Increase) decrease in other liabilities                           276,255        (1,110,139)

                                                                       -------------------------------
Net cash provided by operating activities                                  1,777,750         1,444,460
                                                                       -------------------------------

Investing Activities
Net change in federal funds sold                                         (23,413,941)      (10,401,227)
Net change in reverse repurchase agreements                                       --       (10,000,000)
Proceeds from maturities of investment securities held
      to maturity                                                                 --         9,251,892
Proceeds from maturities of investment securities available
      for sale                                                            23,159,417         1,463,675
Proceeds from sales of investment securities available for sale           20,036,239                --
Purchases of investment securities held to maturity                      (41,251,350)          (60,000)
Purchases of investment securities available for sale                       (499,305)       (1,010,625)
Net (increase) decrease in loans                                           8,839,073       (23,379,959)
Purchases of bank premises and equipment                                     (39,135)         (261,281)
                                                                       -------------------------------
Net cash used by investing activities                                    (13,169,002)      (34,397,525)
                                                                       -------------------------------

Financing Activities
Net increase in deposits                                                  50,113,066        29,379,583
Net increase in security repurchase agreements                            21,383,190         3,414,296
Net change in FHLB advances                                               (5,000,000)               --
Proceeds from issuance of stock                                               55,000            40,001
Repurchase of stock                                                         (359,375)          (29,560)
                                                                       -------------------------------
Net cash provided by financing activities                                 66,191,881        32,804,320
                                                                       -------------------------------

Increase (decrease) in cash and cash equivalents                          54,800,629          (148,745)

Cash and cash equivalents at beginning of year                            44,383,402        45,889,548
                                                                       -------------------------------

Cash and cash equivalents at end of period                              $ 99,184,031      $ 45,740,803
                                                                       ===============================

Interest paid                                                           $  3,285,213      $  3,508,567
                                                                       ===============================

Income taxes paid                                                       $    128,386      $    808,724
                                                                       ===============================

See notes to consolidated financial statements.

                  The National Bank of Indianapolis Corporation
                 Consolidated Statement of Shareholders' Equity
                                   (Unaudited)

                                                                                                        Accumulated
                                                                            Additional                    and Other
                                                   Common       Unearned       Paid In       Retained Comprehensive
                                                    Stock   Compensation       Capital       Earnings        Income          TOTAL
                                            ---------------------------------------------------------------------------------------
Balance at December 31, 2002                 $ 26,862,276   $ (1,218,746)  $ 2,562,990   $ 12,519,902     $ 520,729   $ 41,247,151

Comprehensive income:
    Net income                                                                              1,296,826                    1,296,826
    Other comprehensive income
       Net unrealized loss on investments,
         net of tax of $64,758                                                                              (98,731)       (98,731)
                                                                                                                    ---------------
Total comprehensive income                                                                                               1,198,095

Income tax benefit from exercise of
     warrants & options                                                         41,590                                      41,590
Issuance of stock (5,700 shares)                   90,151        (50,150)                                                   40,001
Repurchase of stock (1,002 shares)                (29,560)                                                                 (29,560)
Compensation earned                                               98,565                                                    98,565
                                            ---------------------------------------------------------------------------------------
Balance at March 31, 2003                    $ 26,922,867   $ (1,170,331)  $ 2,604,580   $ 13,816,728     $ 421,998   $ 42,595,842
                                            =======================================================================================


Balance at December 31, 2003                 $ 22,858,900     $ (894,679)  $ 3,019,003   $ 17,684,102      $ 11,078   $ 42,678,404

Comprehensive income:
    Net income                                                                              1,049,290                    1,049,290
    Other comprehensive income
       Net unrealized gain on investments,
         net of tax of $348,093                                                                             530,708        530,708
                                                                                                                    ---------------
Total comprehensive income                                                                                               1,579,998

Income tax benefit from exercise of
     warrants & options                                                         50,107                                      50,107
Issuance of stock (5,100 shares)                   50,725          4,275                                                    55,000
Repurchase of stock (11,000 shares)              (359,375)                                                                (359,375)
Compensation earned                                               86,148                                                    86,148
                                            ---------------------------------------------------------------------------------------
Balance at March 31, 2004                    $ 22,550,250     $ (804,256)  $ 3,069,110   $ 18,733,392     $ 541,786   $ 44,090,282
                                            =======================================================================================

See notes to consolidated financial statements.

                        The National Bank of Indianapolis
                                   Corporation

                   Notes to Consolidated Financial Statements

                                 March 31, 2004

                          Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of The National Bank of Indianapolis Corporation ("Corporation") and its wholly-owned subsidiary The National Bank of Indianapolis ("Bank"). The presentation of the 2003 financial statement also includes the accounts of the NBIN Statutory Trust I. All intercompany transactions between the Corporation and its subsidiary have been properly eliminated. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Form 10-K for the year ended December 31, 2003.

Stock Based Compensation
For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over their vesting periods. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement No. 123 to stock-based compensation.

                                                       Three months ended
                                                             March 31,
                                                       2004            2003
                                                    -----------    -----------

Net income, as reported                             $ 1,049,290    $ 1,296,826

Add:  stock-based compensation expense, net of           52,025         59,523
    related taxes
Less:  total stock-based compensation expense          (106,170)      (114,190)
    determined under fair-value based method, net
    of taxes
                                                    -----------    -----------
Pro forma net income                                $   995,145    $ 1,242,159
                                                    ===========    ===========

Earnings per share:
    Basic, as reported                              $      0.46    $      0.55
    Basic, pro forma                                $      0.43    $      0.53

    Diluted, as reported                            $      0.43    $      0.52
    Diluted, pro forma                              $      0.41    $      0.49

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

In the first quarter of 2004, as a result of applying the provisions of FIN 46, which represents new accounting guidance governing when an equity interest should be consolidated, the Corporation was required to deconsolidate the Trust from its financial statements. The deconsolidation of the net assets and results of operations of the Trust had virtually no impact on the Corporation's financial statements or liquidity position since the Corporation continues to be obligated to repay the debentures held by the Trust and guarantees repayment of the capital securities issued by the Trust. The consolidated debt obligation related to the Trust increased from $13,500,000 to $13,918,000 upon deconsolidation with the difference representing the Corporation's common ownership interest in the Trust.

The capital securities held by the Trust qualify as Tier 1 capital for the Corporation under Federal Reserve Board guidelines. As a result of the issuance of FIN 46, the Federal Reserve Board is currently evaluating whether deconsolidation of the Trust will affect the qualifications of the capital securities as Tier 1 capital.

Consolidated debt related to the Trust holding solely debentures of the Corporation (in $000,s):

                                                        March    December     March
                                                        2004       2003       2003
                                                     -------------------------------
10.60% junior subordinated debentures owed to NBIN
Statutory Trust I due September 7, 2030                $13,918   $    --    $    --
------------------------------------------------------------------------------------
10.60% capital securities of NBIN Statutory Trust I
due September 7, 2030                                  $    --   $13,500    $13,500
------------------------------------------------------------------------------------
Total consolidated debt obligations related to
subsidiary trust                                       $13,918   $13,500    $13,500
====================================================================================



Interest payments made on the capital securities or the junior subordinated debentures are reported as a component of interest expense on long-term debt.



                           Note 3: Exercise of Options

During the first quarter of 2004, one director and one officer of the Corporation exercised options to purchase 5,500 common shares in aggregate. The weighted average exercise price was $10.00 and the weighted average fair market value of the stock was $33.00.

Due to the exercise of these options for the three month period ending March 31, 2004, the Corporation will receive a deduction for tax purposes for the difference between the fair value of the stock at the date of exercise and the exercise price. In accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock-Based Compensation," the Corporation has recorded the income tax benefit of $50,107 as additional paid in capital for the three month period ending March 31, 2004.

                           Note 4: Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

                                                               Three months ended
                                                                    March 31,
                                                               2004         2003
                                                            ----------   ----------
Basic average shares outstanding                             2,298,353    2,361,346
                                                            ==========   ==========

Net income                                                  $1,049,290   $1,296,826
                                                            ==========   ==========

Basic net income per common share                           $     0.46   $     0.55
                                                            ==========   ==========

Diluted
   Average shares outstanding                                2,298,353    2,361,346
   Nonvested restricted stock                                   29,580       49,200
   Common stock equivalents
      Net effect of the assumed exercise of stock options       93,552       84,263
      Net effect of the assumed exercise of warrants                 0       15,071
                                                            ----------   ----------
Diluted average shares                                       2,421,485    2,509,880
                                                            ==========   ==========

Net income                                                  $1,049,290   $1,296,826
                                                            ==========   ==========

Diluted net income per common share                         $     0.43   $     0.52
                                                            ==========   ==========


                          Note 5: Comprehensive Income

The following table sets forth the computation of comprehensive income:

                                                          Three months ended
                                                               March 31,
                                                         2004           2003
                                                      -----------   -----------

Net income                                            $ 1,049,290   $ 1,296,826

Unrealized gains (losses) on securities, net of tax       530,708       (98,731)

                                                      -----------   -----------
Comprehensive income                                  $ 1,579,998   $ 1,198,095
                                                      ===========   ===========

                      Management's Discussion and Analysis
                 of Financial Condition and Results of Operation


Executive Overview:

The primary source of The National Bank of Indianapolis Corporation's revenue is net interest income from loans and deposits and fees from financial services provided to customers. Business volumes tend to be influenced by overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace.

The Corporation monitors the impact of changes in interest rates on its net interest income. One of the primary goals of asset/liability management is to maximize net interest income and the net value of future cash flows within authorized risk limits. At March 31, 2004 the interest rate risk position of the Corporation was asset sensitive, meaning net income should increase as rates rise and decrease as rates fall. The Corporation maintains a slight asset sensitive interest rate risk position due to management's expectation that rates will rise.

Due to record low interest rates in 2003, there were many refinances and increased mortgage loan sales by the Corporation. Management expects a decrease in 2004 from 2003 in mortgage loan refinancing due to rising interest rates and this will cause a decrease in other income.

Net income is affected by the provision for loan losses. Management performs an evaluation as to the amounts required to maintain an allowance adequate to provide for potential losses inherent in the loan portfolio. The level of this allowance is dependent upon the total amount of past due and non-performing loans, general economic conditions and management's assessment of potential losses based upon internal credit evaluations of loan portfolios and particular loans. Most sectors of the economy are showing signs of improvement over last year. It has been our experience that improved economic strength generally will translate into better credit quality in the banking industry. Management believes that the quality of our loan portfolio continues to remain excellent and our reserves for loan losses are adequate.

The risks and challenges that management feels will be important in 2004 are continued spread compression if interest rates remain low, price competition for loans and deposits by new market entrants, and lower mortgage loan volume leading to lower gains on sales of mortgage loans.


Forward Looking Information

This section contains forward looking statements. Forward looking statements give current expectations or forecasts of future events and are not guarantees of future performance. The forward looking statements are based on management's expectations and are subject to a number of risks and uncertainties. Although management believes the expectations reflected in such forward looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, the Corporation's ability to execute its business plans; changes in general economic and financial market conditions; changes in interest rates; changes in competitive conditions; continuing consolidation in the financial services industry; new litigation or changes in existing litigation; losses, customer bankruptcy, claims and assessments; changes in banking regulations or other regulatory or legislative requirements that impact the Corporation's business; and changes in accounting policies and procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements is available in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.


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


Mortgage Servicing Assets
The mortgage servicing asset is established and accounted for based on discounted cash flow modeling techniques which require management to make estimates regarding the amount and timing of expected future cash flows, including assumptions about loan repayment rates, credit loss experience, and costs to service, as well as discount rates that consider the risk involved. Because the values of these assets are sensitive to changes in assumptions, the valuation of the mortgage servicing asset is considered a critical accounting estimate.


Off Balance Sheet Arrangements
During the first quarter of 2004 The National Bank of Indianapolis adopted FIN 46, which governs when certain equity interests should be consolidated in the financial statements of the Corporation. The Corporation was required to deconsolidate the Trust which removed $13,500,000 of Mandatorily Redeemable Capital Securities issued by the Trust while adding $13,918,000 of junior subordinated debentures to the consolidated balance sheet. See Note 2 Trust Preferred Securities in the Notes to the Consolidated Financial Statements under
Item 1 of this report for further information.

Results of Operations

Net Interest Income
-------------------
This section should be reviewed in conjunction with the daily average earning assets balances and interest bearing liabilities and funding tables found on page 16.

Three months ended March 31, 2004 compared to the three months ended March 31, 2003:

The Corporation's results of operations depend primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. The Corporation had net interest income of $5,778,832 for the three months ended March 31, 2004 compared to net interest income of $5,580,856 for the three months ended March 31, 2003. This growth in net interest income during the first quarter of 2004 was the result of earning asset growth and lower funding costs. Reduced asset yields and narrower spreads on deposits, a reflection of the ongoing effect of low market interest rates, led to a lower net interest margin during the first quarter of 2004 as compared to the first quarter of 2003.

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

The provision for loan losses was $300,000 for the three months ended March 31, 2004 and March 31, 2003. Based on management's risk assessment and evaluation of the potential losses of the loan portfolio, management believes that the current allowance for loan losses is adequate to provide for potential losses in the loan portfolio.

The following table sets forth the roll forward of the allowance for loan losses:

                                         Three months ended
                                             March 31,
                                         2004         2003
                                      ----------   ----------

Beginning of Period                   $8,029,596   $7,227,000
      Provision for loan losses          300,000      300,000

      Losses charged to the reserve
           Commercial                         32      285,000
           Real Estate                   164,426           --
           Installment                    32,366        2,185
           Credit Cards                    6,924           --
                                      ----------   ----------
                                         203,748      287,185

      Recoveries
           Commercial                      3,413        1,385
           Real Estate                        --        2,350
           Installment                       676           19
           Credit Cards                    1,561           --
                                      ----------   ----------
                                           5,650        3,754

                                      ----------   ----------
End of Period                         $8,131,498   $7,243,569
                                      ==========   ==========

Allowance as a % of Loans                  1.38%        1.31%



Loans past due over 30 days totaled $4,622,473 or .79% of total loans at March 31, 2004 compared to $4,049,916 or .73% of total loans at March 31, 2003.

Other Operating Income
----------------------
The following table details the components of other operating income:

                                                   Three months ended
                                                         March 31                $           %
                                                   2004           2003         Change     Change
                                            -----------------------------------------------------
Trust fees and commissions                     $   573,104    $   565,093   $     8,011      1.4%
Service charges and fees on deposit accounts       569,517        624,119       (54,602)    -8.7%
Building rental income                             132,732        138,124        (5,392)    -3.9%
Net gain on sale of mortgage loans                  90,907        362,856      (271,949)   -74.9%
Interchange income                                 131,983        133,035        (1,052)    -0.8%
Net loss on securities                             (83,739)            --       (83,739)
Other                                              318,413        276,815        41,598     15.0%
                                               --------------------------------------------------
Total operating income                         $ 1,732,917    $ 2,100,042   $  (367,125)   -17.5%
                                               --------------------------------------------------


Other operating income for the three months ended March 31, 2004 decreased as compared to the three months ended March 31, 2003.

Trust fees and commissions increased for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The net increase in trust income is attributable to the overall price appreciation in the stock and treasury markets, an increase in assets under management and a decrease due to a change in accounting estimate related to the accrual of fees.

Service charges and fees on deposit accounts decreased for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 and is attributable to changes made in the float assigned to customer deposits in the fourth quarter of 2003 as well as lower overdraft and NSF fees assessed.

Rental income from the other tenants in the Corporation's main office building decreased for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 due to fewer tenants in the building in 2004 compared to the same period the previous year.

Due to the sale of bulk mortgages that were generated during 2003 as a result of lower interest rates, the net gain on the sale of mortgages decreased for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.

During the first quarter of 2004, a net loss on the sale of two available for sale securities was recorded. The securities were replaced with higher yielding investments to place the portfolio in a better position during a period of rising interest rates.

Other Operating Expenses
------------------------
The following table details the components of other operating expense:

                                                                 Three months ended
                                                                       March 31                 $          %
                                                                  2004          2003         Change      Change
                                                       ----------------------------------------------------------
Salaries, wages and employee benefits                         $ 3,217,917   $ 3,023,236    $   194,681     6.4%
Occupancy expense                                                 368,606       371,273         (2,667)   -0.7%
Furniture and equipment expense                                   213,282       214,212           (930)   -0.4%
Professional services                                             302,709       223,969         78,740    35.2%
Data processing                                                   358,463       329,527         28,936     8.8%
Business development                                              281,634       243,553         38,081    15.6%
Mortgage servicing rights impairment (recoveries) charges         (45,172)      126,389       (171,561) -135.7%
Other expenses                                                    779,392       706,015         73,377    10.4%
                                                       ----------------------------------------------------------
Total other operating expenses                                $ 5,476,831   $ 5,238,174    $   238,657     4.6%
                                                       ----------------------------------------------------------


Other operating expenses for the three months ended March 31, 2004 increased as compared to the three months ended March 31, 2003.

Salaries, wages and employee benefits increased primarily due to the increase in the number of employees from 167 full time equivalents at March 31, 2003 to 174 full time equivalents at March 31, 2004.

Professional services expense increased due to increased accounting fees related to the implementation of the Sarbanes-Oxley Act of 2002, legal fees and courier costs.

Data processing expenses increased primarily due to increased service bureau fees relating to increased transaction activity by the Bank and trust department.

Business development expenses increased due to increased advertising customer entertainment and customer relations costs.

Due to the overall lower interest rates in 2002 and 2003, there were many refinances and the Corporation had increased mortgage sales. As of December 2003, a valuation reserve of $606,276 was recognized for mortgage servicing rights. The valuation of allowance for mortgage servicing rights decreased for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The Corporation recorded a partial recovery of previous period impairments of the mortgage servicing rights due to higher interest rates which caused a significant slow down in mortgage refinances and prepayments of existing mortgages.

AVERAGE EARNING ASSETS
The following table is a summary of the daily average of earning assets:

                                         Three months ended
                                              March 31                    $             %
                                        2004            2003            Change        Change
                                  -----------------------------------------------------------
Loans
       Commercial                  $ 310,000,000   $ 273,000,000   $  37,000,000       13.6%
       Real Estate - Commercial      119,000,000     123,000,000      (4,000,000)      -3.3%
       Real Estate - Residential     142,000,000     122,000,000      20,000,000       16.4%
       Other                          13,000,000      15,000,000      (2,000,000)     -13.3%
                                  -----------------------------------------------------------
           Total loans               584,000,000     533,000,000      51,000,000        9.6%

Investments                          153,000,000     124,000,000      29,000,000       23.4%
Federal Funds Sold                    44,000,000      30,000,000      14,000,000       46.7%
Reverse Repurchase Agreements         15,000,000       5,000,000      10,000,000      200.0%

                                  -----------------------------------------------------------
Total Earning Assets               $ 796,000,000   $ 692,000,000   $ 104,000,000       15.0%
                                  ===========================================================


AVERAGE INTEREST BEARING LIABILITIES AND FUNDING
The following table is a summary of the daily average of interest bearing liabilities and funding:

                                         Three months ended
                                              March 31                    $             %
                                        2004            2003            Change        Change
                                  -----------------------------------------------------------
Noninterest bearing deposits       $ 141,000,000   $ 128,000,000   $  13,000,000      10.2%
Interest bearing deposits            522,000,000     427,000,000      95,000,000      22.2%
                                  -----------------------------------------------------------
      Total core deposits            663,000,000     555,000,000     108,000,000      19.5%

Security repurchase agreements        75,000,000      73,000,000       2,000,000       2.7%
FHLB advances                         40,000,000      48,000,000      (8,000,000)    -16.7%
Subordinated debt                      2,000,000              --       2,000,000
Long-term debt                        14,000,000      14,000,000              --       0.0%
Shareholders' equity                  44,000,000      42,000,000       2,000,000       4.8%
                                  -----------------------------------------------------------
      Total funding                $ 838,000,000   $ 732,000,000   $ 106,000,000      14.5%
                                  ===========================================================

                                  -----------------------------------------------------------
Total interest bearing liabilities $ 653,000,000   $ 562,000,000   $ 91,000,000       16.2%
                                  -----------------------------------------------------------

      Total interest bearing
      liabilities / total interest
      expense                               1.8%           2.1%

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

The Corporation has many sources of funds available, they include: overnight federal funds sold, investments available for sale, maturity of investments held for sale, deposits, Federal Home Loan Bank ("FHLB") advances, and issuance of debt. Funding sources did not change significantly during the first three months of 2004. Deposits are the most significant funding source and loans are the most significant use of funds for the three months ended March 31, 2004 and 2003. The Corporation maintains a $5,000,000 revolving credit agreement with Harris Trust and Savings Bank to provide additional liquidity support to the Bank, if needed. There were no borrowings under this agreement at March 31, 2004 or 2003.

Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as available for sale, and maturing loans. Federal funds sold represented the Corporation's primary source of immediate liquidity and were maintained at a level adequate to meet immediate needs. Federal funds sold averaged approximately $44,000,000 for the three months ended March 31, 2004, an increase of approximately $14,000,000 from $30,000,000 for the three months ended March 31, 2003. Reverse repurchase agreements may serve as a source of liquidity, but are primarily used as collateral for customer balances in overnight repurchase agreements. Maturities in the Corporation's loan and investment portfolios are monitored regularly to manage the maturity dates of deposits to coincide with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

The Corporation's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation's liquidity position.

The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At March 31, 2004, the Corporation's rate sensitive assets exceeded rate sensitive liabilities due within one year by $9,667,000.

As part of managing liquidity, the Corporation monitors its loan to deposit ratio on a daily basis. At March 31, 2004 the ratio was 85.5 percent. The level of loans to deposits is below the Corporation's internal limit for this ratio.

The Corporation experienced an increase in cash and cash equivalents, another primary source of liquidity, of $54,800,629 during the first three months of 2004. The primary financing activity of deposit growth provided net cash of $50,113,066. Lending provided $8,839,073, investments provided $1,445,001 and increasing federal funds sold and reverse repurchase agreements used $23,413,941.

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

There are many different interest rate options available. Each floating rate option is available for a fixed term of 1-3 months. The Bank is currently paying Adjusted 3-month LIBOR plus 2.0% which equates to 3.13%. Interest payments are due at the expiration of the fixed term option. During June 2003, the Bank made a $1,000,000 dividend to the Corporation from the loan proceeds to accommodate the stock repurchase program as discussed on page 19 and in Item 2 (e) on page 22.

The Bank has incurred indebtedness pursuant to FHLB advances as follows:

              Amount             Rate              Maturity
              ------             ----              --------
        $  5,000,000             5.15%             04/23/2004
           5,000,000             5.14%             08/01/2005
           3,000,000             5.39%             10/03/2005
           5,000,000             5.43%             03/16/2006
           5,000,000             5.32%             05/08/2006
           8,000,000             4.19%             07/24/2007
           3,000,000             5.57%             08/13/2007
           3,000,000             5.55%             10/02/2008
       -------------
         $37,000,000

The Bank may add indebtedness of this nature in the future if determined to be in the best interest of the Bank.

Capital for the Bank is at or above the well-capitalized regulatory requirements at March 31, 2004. Pertinent capital ratios for the Bank as of March 31, 2004 are as follows:

                                                     Well       Adequately
                                  Actual      Capitalized      Capitalized
                                  ------      -----------      -----------
Tier 1 risk-based capital ratio    8.63%             6.0%             4.0%
Total risk-based capital ratio    10.21%            10.0%             8.0%
Leverage ratio                     6.41%             5.0%             4.0%


Dividends from the Bank to the Corporation may not exceed the undivided profits of the Bank (included in consolidated retained earnings) without prior approval of a federal regulatory agency. In addition, Federal banking laws limit the amount of loans the Bank may make to the Corporation, subject to certain collateral requirements. No loans were made or dividends declared or made by the Bank to the Corporation during the three month period ended March 31, 2004 or 2003.

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

At March 31, 2004, the interest rate risk position of the Corporation was asset sensitive, meaning net income should increase as rates rise and decrease as rates fall. The Corporation maintains an asset sensitive interest rate risk position due to management's expectation that rates will rise.

See further discussion liquidity and interest rate sensitivity on pages 17-18 of this report.

There have been no material changes in the quantitative analysis used by the Corporation since filing the 2003 10-K, for further discussion of the quantitative analysis used by the Corporation refer to page 38 of the 2003 10K filed on March 26, 2004.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Corporation's principal executive officer and principal financial officer have concluded that the Corporation's disclosure controls and procedures (as defined under Rules 13a-15(e) or Rules 15d-15(e) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of the end of the period covered by this Form 10-Q, are effective.

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

Part II - Other Information.

Item 1.   Legal Proceedings

          Neither The National Bank of Indianapolis Corporation nor its subsidiaries are involved in any pending legal proceedings at this time, other than routine litigation incidental to its business.

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of
          Equity Securites
          (a)  Not applicable.
          (b)  Not applicable.
          (c) On February 12, 2004, the Corporation sold a total of 3,000 shares of common stock for an aggregate amount of $30,000 to one officer of the Corporation pursuant to the exercise of stock options by the officer.

               On February 18, 2004, the Corporation sold a total of 2,500 shares of common stock for an aggregate amount of $25,000 to one director of the Corporation pursuant to the exercise of stock options by the director.

               All of these shares were sold in private placements pursuant to
               Section 4(2) of the Securities Act of 1933.
          (d)  Not applicable.
          (e) The following table sets forth the issuer repurchases of equity securities that are registered by the corporation pursuant to
               Section 12 of the 1934 Act during the first three months of 2004:

                  -------------------------------------------------------------------------------
                                                                                  Maximum Number
                                                              Total Number of    (or Approximate
                                                             Shares (or Units)   Dollar Value) of
                                                               Purchased as      Shares that May
                             Total Number                    Part of Publicly    Yet Be Purchased
                              of Shares    Average Price     Announced Plans      Under the Plans
                  Period      Purchased    Paid per Share      or Programs          or Programs
                  -------------------------------------------------------------------------------
                  01/01/04 -
                  01/31/04      4,500         $32.32             163,500            $7,929,576
                  -------------------------------------------------------------------------------
                  02/01/04 -
                  02/29/04      6,500         $32.91             170,000            $7,715,638
                  -------------------------------------------------------------------------------
                  03/01/04 -
                  03/31/04         --             --             170,000            $7,715,638
                  -------------------------------------------------------------------------------

          In January 2003 the Board of Directors of the Corporation authorized a repurchase program entitled "Program One" and "Program Two". Program One covers employees and directors and is effective through December 2005 unless terminated earlier by the Board. Under Program One, the Corporation may spend up to $5,500,000 in individually negotiated transactions to repurchase its shares from employees and directors who wish to sell. Under Program Two, which covers all other shareholders, is effective through December 2004 unless terminated earlier by the Board. Under Program Two, the Corporation may spend up to $7,600,000 in individually negotiated transactions to repurchase its shares from shareholders who wish to sell. Neither plan expired or terminated during the first three months of 2004.

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

               31.1 Certificate of Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

               31.2 Certificate of Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

               32.1  Chief Executive Officer Certification pursuant to 18 U.S.C.
                     Section 1350

               32.2  Chief Financial Officer Certification pursuant to 18 U.S.C.
                     Section 1350

          (b) The registrant filed the following Current Reports on Form 8-K during the quarter ended March 31, 2004.

               Date                   Item Reported
               ----                   -------------
               February 23, 2004      Letter to Shareholders of the Registrant,
                                      dated February 23, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                           Date:  May 12, 2004

                           THE NATIONAL BANK OF INDIANAPOLIS CORPORATION


                           /s/  Debra L. Ross
                           --------------------------------------------
                           Debra L. Ross
                           Chief Financial Officer

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