Form 10-Q
period 2004-06-30
NATIONAL BANK OF INDIANAPOLIS CORP
filed 2004-08-09
CIK 912382

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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


     The number of shares of the registrant's Common Stock outstanding August 9, 2004 was 2,361,891.

                                Table of Contents
                  The National Bank of Indianapolis Corporation

                               Report on Form 10-Q
                                for Quarter Ended
                                  June 30, 2004


PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements (Unaudited)
           Consolidated Balance Sheets - June 30, 2004
           and December 31, 2003...............................................1
           Consolidated Statements of Income - Three Months
           ended June 30, 2004 and 2003........................................2
           Consolidated Statements of Income - Six Months
           ended June 30, 2004 and 2003........................................3
           Consolidated Statements of Cash Flows - Six Months
           ended June 30 2004 and 2003.........................................4
           Consolidated Statements of Shareholders' Equity - Six Months
           ended June 31, 2004 and 2003........................................5
           Notes to Consolidated Financial Statements.......................6-10


Item 2.    Management's Discussion and Analysis............................11-22

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.........22

Item 4.    Controls and Procedures............................................23


PART II -  OTHER INFORMATION

Item 1.    Legal Proceedings..................................................24
Item 2.    Changes in Securities, Use of Proceeds, and Issuer Purchases
           Equity Securities...............................................24-25
Item 3.    Defaults Upon Senior Securities....................................25
Item 4.    Submission of Matters to a Vote of Security Holders.............25-26
Item 5.    Other Information .................................................26
Item 6.    Exhibits and Reports on Form 8-K...................................26

Signatures ...................................................................27

Part I - Financial Information

Item 1. Financial Statements

                  The National Bank of Indianapolis Corporation
                           Consolidated Balance Sheets

                                                                           June 30,        December 31,
                                                                               2004                2003
                                                                         (Unaudited)              (Note)
                                                                       ---------------------------------
Assets
Cash and due from banks                                                  $  47,031,657    $  44,383,402
Reverse repurchase agreements                                                5,000,000       15,000,000
Federal funds sold                                                          36,446,913       20,502,386
Investment securities
     Available-for-sale securities                                          72,144,781      115,862,372
     Held-to-maturity securities                                            56,764,223        5,826,468
                                                                       ---------------------------------
Total investment securities                                                128,909,004      121,688,840

Loans                                                                      616,404,638      597,062,744
     Less:  Allowance for loan losses                                       (8,129,526)      (8,029,596)
                                                                       ---------------------------------
Net loans                                                                  608,275,112      589,033,148
Premises and equipment                                                       8,810,986        9,148,709
Accrued interest                                                             3,437,236        3,503,401
Stock in federal banks                                                       3,620,100        3,558,200
Other assets                                                                 7,443,095        5,780,728
                                                                       ---------------------------------
Total assets                                                             $ 848,974,103    $ 812,598,814
                                                                       ================================

Liabilities and shareholders' equity
Deposits:
     Noninterest-bearing demand deposits                                 $ 151,819,657    $ 138,087,276
     Money market and savings deposits                                     409,380,854      382,574,081
     Time deposits over $100,000                                            20,329,864       48,219,664
     Other time deposits                                                    99,733,076       68,656,059
                                                                       ---------------------------------
Total deposits                                                             681,263,451      637,537,080
Security repurchase agreements                                              68,860,518       71,557,046
FHLB advances                                                               32,000,000       42,000,000
Subordinated debt                                                            5,000,000        2,000,000
Company obligated mandatorily redeemable preferred capital
     securities of subsidiary trust holding solely the junior
     subordinated debentures of the parent company                                  --       13,500,000
Junior subordinated debentures owed to unconsolidated subsidiary trust      13,918,000               --
Other liabilities                                                            4,146,315        3,326,284
                                                                       ---------------------------------
Total liabilities                                                          805,188,284      769,920,410

Shareholders' equity:
     Common stock, no par value:
     Authorized shares 2004 and 2003 -3,000,000 shares;
     issued 2,578,392 in 2004 and 2,517,131 in 2003;
     outstanding 2,349,759 in 2004 and 2,352,229 in 2003                    21,623,335       22,858,900
     Unearned compensation                                                    (698,387)        (894,679)
     Additional paid in capital                                              3,441,024        3,019,003
     Retained earnings                                                      20,255,093       17,684,102
     Accumulated other comprehensive income (loss)                            (835,246)          11,078
                                                                       ---------------------------------
Total shareholders' equity                                                  43,785,819       42,678,404
                                                                       ---------------------------------
Total liabilities and shareholders' equity                               $ 848,974,103    $ 812,598,814
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

                  The National Bank of Indianapolis Corporation
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                     Three months ended
                                                                           June 30,
                                                                     2004           2003
                                                                ---------------------------
Interest income:
     Interest and fees on loans                                  $ 7,811,452    $ 7,836,100
     Interest on investment securities                             1,058,075        694,755
     Interest on federal funds sold                                  165,267        137,153
     Interest on reverse repurchase agreements                        22,691         22,199
                                                                ---------------------------
Total interest income                                              9,057,485      8,690,207

Interest expense:
     Interest on deposits                                          2,000,094      1,954,503
     Interest on repurchase agreements                                70,009        112,516
     Interest on FHLB advances                                       426,500        629,822
     Interest on long term debt                                      406,278        366,372
                                                                ---------------------------
Total interest expense                                             2,902,881      3,063,213
                                                                ---------------------------
Net interest income                                                6,154,604      5,626,994

Provision for loan losses                                            300,000        300,000
                                                                ---------------------------
Net interest income after provision for loan losses                5,854,604      5,326,994

Other operating income:
     Trust fees and commissions                                      641,698        330,622
     Building rental income                                          123,639        126,905
     Service charges and fees on deposit accounts                    558,109        613,985
     Net gain on sale of mortgage loans                                3,830        458,615
     Interchange income                                              150,172        139,366
     Other income                                                    354,959        381,867
                                                                ---------------------------
Total operating income                                             1,832,407      2,051,360

Other operating expenses:
     Salaries, wages and employee benefits                         3,513,997      2,959,716
     Occupancy expense                                               341,514        345,522
     Furniture and equipment expense                                 210,922        221,416
     Professional services                                           356,828        215,012
     Data processing                                                 361,007        338,599
     Business development                                            256,167        229,780
     Mortgage servicing rights impairment (recoveries) charges      (113,480)       150,787
     Other expenses                                                  798,971        917,501
                                                                ---------------------------
Total other operating expenses                                     5,725,926      5,378,333
                                                                ---------------------------
Net income before tax                                              1,961,085      2,000,021
     Federal and state income tax                                    439,384        794,561
                                                                ---------------------------
Net income after tax                                             $ 1,521,701    $ 1,205,460
                                                                ===========================

Basic earnings per share                                         $      0.66    $      0.51
                                                                ===========================

Diluted earnings per share                                       $      0.64    $      0.48
                                                                ===========================

See notes to consolidated financial statements.

                  The National Bank of Indianapolis Corporation
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                       Six months ended
                                                                            June 30,
                                                                      2004           2003
                                                                -----------------------------
Interest income:
     Interest and fees on loans                                  $ 15,483,925    $ 15,465,073
     Interest on investment securities                              2,008,493       1,533,908
     Interest on federal funds sold                                   271,036         225,886
     Interest on reverse repurchase agreements                         52,958          35,996
                                                                -----------------------------
Total interest income                                              17,816,412      17,260,863

Interest expense:
     Interest on deposits                                           3,997,830       3,838,370
     Interest on repurchase agreements                                148,123         234,673
     Interest on FHLB advances                                        944,277       1,252,723
     Interest on long term debt                                       792,746         727,247
                                                                -----------------------------
Total interest expense                                              5,882,976       6,053,013
                                                                -----------------------------
Net interest income                                                11,933,436      11,207,850

Provision for loan losses                                             600,000         600,000
                                                                -----------------------------
Net interest income after provision for loan losses                11,333,436      10,607,850

Other operating income:
     Trust fees and commissions                                     1,214,802         895,715
     Building rental income                                           256,371         265,029
     Service charges and fees on deposit accounts                   1,127,626       1,238,104
     Net gain on sale of mortgage loans                                94,737         821,471
     Interchange income                                               282,155         272,401
     Securities losses net                                            (83,739)             --
     Other                                                            673,372         658,682
                                                                -----------------------------
Total operating income                                              3,565,324       4,151,402

Other operating expenses:
     Salaries, wages and employee benefits                          6,731,914       5,982,952
     Occupancy expense                                                710,120         716,795
     Furniture and equipment expense                                  424,204         435,628
     Professional services                                            659,537         438,981
     Data processing                                                  719,470         668,126
     Business development                                             537,801         473,333
     Mortgage servicing rights impairment (recoveries) charges       (158,652)        277,176
     Other expenses                                                 1,578,363       1,623,516
                                                                -----------------------------
Total other operating expenses                                     11,202,757      10,616,507
                                                                -----------------------------
Net income before tax                                               3,696,003       4,142,745
     Federal and state income tax                                   1,125,012       1,640,459
                                                                -----------------------------
Net income after tax                                             $  2,570,991    $  2,502,286
                                                                =============================

Basic earnings per share                                         $       1.12    $       1.06
                                                                =============================

Diluted earnings per share                                       $       1.08    $       0.99
                                                                =============================

See notes to consolidated financial statements.

                  The National Bank of Indianapolis Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                            Six months ended
                                                                                June 30,
                                                                          2004            2003
                                                                  --------------------------------
Operating Activities
Net Income                                                            $  2,570,991    $  2,502,286
Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
          Provision for loan losses                                        600,000         600,000
          Depreciation and amortization                                    651,918         544,668
          Mortgage servicing rights impairment (recoveries) charges       (158,652)        277,176
          Loss on sales of investment securities available for sale         83,739              --
          Gain on sale of loans                                            (94,737)       (821,471)
          Income tax benefit from exercise of warrants & options           422,021         112,152
          Net accretion of investments                                     146,117         690,643
          Unearned compensation amortization                               172,592         197,130
          (Increase) decrease in:
             Accrued interest receivable                                    66,165         359,266
             Other assets                                               (1,488,678)         26,524
          Increase (decrease) in:
             Other liabilities                                           1,238,031      (1,872,521)

                                                                  --------------------------------
Net cash provided by operating activities                                4,209,507       2,615,853
                                                                  --------------------------------

Investing Activities
Net change in federal funds sold                                       (15,944,527)    (23,287,072)
Net change in reverse repurchase agreements                             10,000,000     (10,000,000)
Proceeds from maturities of investment securities held
      to maturity                                                          226,550      19,281,948
Proceeds from maturities of investment securities available
      for sale                                                          23,666,446      36,628,711
Proceeds from sales of investment securities available for sale         19,952,500              --
Purchases of investment securities held to maturity                    (51,343,150)        (93,100)
Purchases of investment securities available for sale                     (995,321)    (31,010,625)
Net increase in loans                                                  (19,747,227)    (37,151,273)
Purchases of bank premises and equipment                                  (194,501)       (537,841)

                                                                  --------------------------------
Net cash used by investing activities                                  (34,379,230)    (46,169,252)
                                                                  --------------------------------

Financing Activities
Net increase in deposits                                                43,726,371      51,947,619
Net decrease in security repurchase agreements                          (2,696,528)     (3,609,022)
Net change in FHLB borrowings                                          (10,000,000)             --
Proceeds from issuance of long-term debt                                 3,000,000       2,000,000
Proceeds from issuance of stock                                            880,922         416,494
Repurchase of stock                                                     (2,092,787)       (529,210)

                                                                  --------------------------------
Net cash provided by financing activities                               32,817,978      50,225,881
                                                                  --------------------------------

Increase in cash and cash equivalents                                    2,648,255       6,672,482

Cash and cash equivalents at beginning of year                          44,383,402      45,889,548
                                                                  --------------------------------

Cash and cash equivalents at end of period                            $ 47,031,657    $ 52,562,030
                                                                  ================================

Interest paid                                                         $  5,919,253    $  6,226,080
                                                                  ================================

Income taxes paid                                                     $  1,172,136    $  2,393,413
                                                                  ================================

See notes to consolidated financial statements.

                  The National Bank of Indianapolis Corporation
                 Consolidated Statement of Shareholders' Equity
                                   (Unaudited)

                                                                                                     Accumulated
                                                                           Additional                  and Other
                                                  Common        Unearned      Paid In     Retained Comprehensive
                                                   Stock    Compensation      Capital     Earnings        Income         TOTAL
                                            ------------------------------------------------------------------------------------
Balance at December 31, 2002                 $26,862,276   $ (1,218,746)  $ 2,562,990  $12,519,902     $ 520,729   $41,247,151

Comprehensive income:
    Net income                                                                           2,502,286                   2,502,286
    Other comprehensive income
       Net unrealized loss on investments,
         net of tax of $102,134                                                                         (155,715)     (155,715)
                                                                                                                 --------------
Total comprehensive income                                                                                           2,346,571

Income tax benefit from exercise of options                                   112,152                                  112,152
Issuance of stock (24,055 shares)                466,644        (50,150)                                               416,494
Repurchase of stock (17,152 shares)             (529,210)                                                             (529,210)
Compensation earned                                             197,130                                                197,130
                                            -----------------------------------------------------------------------------------
Balance at June 30, 2003                     $26,799,710   $ (1,071,766)  $ 2,675,142  $15,022,188     $ 365,014   $43,790,288
                                            ===================================================================================



Balance at December 31, 2003                 $22,858,900   $   (894,679)  $ 3,019,003  $17,684,102      $ 11,078   $42,678,404

Comprehensive income:
    Net income                                                                           2,570,991                   2,570,991
    Other comprehensive income
       Net unrealized loss on investments,
         net of tax of $395,862                                                                         (592,459)     (592,459)
       Net unrealized loss on swap
        net of tax $166,511                                                                             (253,865)     (253,865)

                                                                                                                 --------------
Total comprehensive income                                                                                           1,724,667

Income tax benefit from exercise of options                                   422,021                                  422,021
Issuance of stock (61,261 shares)                857,222         23,700                                                880,922
Repurchase of stock (63,731 shares)           (2,092,787)                                                           (2,092,787)
Compensation earned                                             172,592                                                172,592
                                            -----------------------------------------------------------------------------------
Balance at June 30, 2004                     $21,623,335   $   (698,387)  $ 3,441,024  $20,255,093    $ (835,246)  $43,785,819
                                            ===================================================================================

See notes to consolidated financial statements.

                        The National Bank of Indianapolis
                                   Corporation

                   Notes to Consolidated Financial Statements

                                  June 30, 2004

                          Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of The National Bank of Indianapolis Corporation ("Corporation") and its wholly-owned subsidiary The National Bank of Indianapolis ("Bank"). The presentation of the 2003 financial statement also includes the accounts of the NBIN Statutory Trust I. All intercompany transactions between the Corporation and its subsidiary have been properly eliminated. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Form 10-K for the year ended December 31, 2003.


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

In January of 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51" (FIN 46, or the Interpretation). The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the adoption of FIN 46, entities are generally consolidated by an enterprise when it has a controlling interest through ownership of a majority voting interest in the entity.

Under the provisions of the Interpretation, except in certain circumstances, trust preferred capital securities by design are considered variable interest entities with no variable interest holder being considered the primary beneficiary, thus requiring the reporting enterprise to deconsolidate the trust upon adoption. However, in certain circumstances, the Interpretation initially allowed the parent to continue consolidating the trust.

In December 2003 a revised interpretation was issued which effectively removed the ability for a reporting enterprise to continue consolidating the trust. Therefore, a reporting enterprise must deconsolidate its trust as soon as practicable, but no later than March 31, 2004. The Corporation had previously applied the provision of FIN 46 to the Trust, which allowed the Corporation to continue consolidating the Trust. However, the Corporation was required to adopt the provisions of the revised interpretation and to deconsolidate the Trust no later than March 31, 2004.

In the first quarter of 2004, as a result of applying the provisions of FIN 46, the Corporation was required to deconsolidate the Trust from its financial statements. The deconsolidation of the net assets and results of operations of the Trust had virtually no impact on the Corporation's financial statements or liquidity position since the Corporation continues to be obligated to repay the debentures held by the Trust and guarantees repayment of the capital securities issued by the Trust. The debt obligation related to the Trust increased from $13,500,000 to $13,918,000 upon deconsolidation with the difference representing the Corporation's common equity ownership interest in the Trust.

The capital securities held by the Trust qualify as Tier 1 capital for the Corporation under Federal Reserve Board guidelines. As a result of the issuance of FIN 46, the Federal Reserve Board completed an evaluation and determined that the deconsolidation of the Trust will not affect the qualifications of the capital securities as Tier 1 capital.

Consolidated debt related to the Trust holding solely debentures of the
Corporation:

                                                       June 30,     December 31,
                                                         2004           2003
                                                     ---------------------------
10.60% junior subordinated debentures owed to NBIN
Statutory Trust I due September 7, 2030               $13,918,000    $        --
--------------------------------------------------------------------------------
10.60% capital securities of NBIN Statutory Trust I
due September 7, 2030                                 $        --    $13,500,000
--------------------------------------------------------------------------------

                                                      $13,918,000    $13,500,000
================================================================================

Interest payments made on the capital securities or the junior subordinated debentures are reported as a component of interest expense on long-term debt.

              Note 3: Derivative Instruments and Hedging Activities

During the second quarter of 2004, the Corporation entered into an interest rate swap to reduce the volatility of variable interest payments received on a portion of its overnight federal funds sold. This interest rate swap qualified as and is being accounted for as a cash flow hedge pursuant to Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities", (SFAS133). SFAS 133 requires changes in the fair value of cash flow hedges to be reported as a component of Other Comprehensive Income, net of deferred taxes.

                                                     June 30, 2004                           December 31, 2003
                                                                 Net Ineffective                            Net Ineffective
                                        Notional     Derivative     Hedge Gain     Notional     Derivative     Hedge Gain
                                         Amount      Liability       (Losses)       Amount      Liability       (Losses)
--------------------------------------------------------------------------------  -----------------------------------------
Cash Flow Hedge
  Overnight Federal Funds Sold
    Receive fixed interest rate swap   $20,000,000    $420,376        $   --        $   --        $    --         $   --


                           Note 4: Exercise of Options

During the first quarter of 2004, one director and one officer of the Corporation exercised options to purchase 5,500 common shares in aggregate. The weighted average exercise price was $10.00 and the weighted average fair market value of the stock was $33.00.

During the second quarter of 2004, two directors and six officers of the Corporation exercised options to purchase 50,800 common shares in aggregate. The weighted average exercise price was $12.28 per share and the weighted average fair market value of the stock was $32.88.

Due to the exercise of these options for the six month period ending June 30, 2004, the Corporation will receive a deduction for tax purposes for the difference between the fair value of the stock at the date of exercise and the exercise price. In accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock-Based Compensation," (APB 25) the Corporation has recorded the income tax benefit of $456,228 as additional paid in capital for the six month period ending June 30, 2004.

                           Note 5: Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                              Three months ended        Six months ended
                                                                   June 30,                 June 30,
                                                              2004         2003         2004         2003
                                                              ----         ----         ----         ----
Basic average shares outstanding                            2,298,626    2,368,562    2,298,490    2,364,954
                                                           ==========   ==========   ==========   ==========

Net income                                                 $1,521,701   $1,205,460   $2,570,991   $2,502,286
                                                           ==========   ==========   ==========   ==========

Basic net income per common share                          $     0.66   $     0.51   $     1.12   $     1.06
                                                           ==========   ==========   ==========   ==========

Diluted
  Average shares outstanding                                2,298,626    2,368,562    2,298,490    2,364,954
  Nonvested restricted stock                                   29,160       49,200       29,160       49,200
  Common stock equivalents
    Net effect of the assumed exercise of stock options        58,263       88,074       58,263       88,074
    Net effect of the assumed exercise of warrants                 --       15,445           --       15,445
                                                           ----------   ----------   ----------   ----------
Diluted average shares                                      2,386,049    2,521,281    2,385,913    2,517,673
                                                           ==========   ==========   ==========   ==========

Net income                                                 $1,521,701   $1,205,460   $2,570,991   $2,502,286
                                                           ==========   ==========   ==========   ==========

Diluted net income per common share                        $     0.64   $     0.48   $     1.08   $     0.99
                                                           ==========   ==========   ==========   ==========


                          Note 6: Comprehensive Income

The following table sets forth the computation of comprehensive income:

                                                  Three months ended           Six months ended
                                                       June 30,                    June 30,
                                                  2004         2003           2004           2003
                                              -----------   -----------    -----------   -----------
Net income                                    $ 1,521,701   $ 1,205,460    $ 2,570,991   $ 2,502,286

Unrealized losses on securities, net of tax    (1,123,167)      (56,984)      (592,459)     (155,715)

Unrealized losses on swap, net of tax            (253,865)           --       (253,865)           --

                                              -----------   -----------    -----------   -----------
Comprehensive income                          $   144,669   $ 1,148,476    $ 1,724,667   $ 2,346,571
                                              ===========   ===========    ===========   ===========

                        Note 7: Stock Based Compensation

The Corporation follows APB 25 in accounting for its stock option plans. Under APB 25, compensation expense is generally not recognized if the exercise price of the option equals the fair value of the stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of Statement No. 123 to stock-based compensation. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over their vesting periods.

                                                          Three months ended              Six months ended
                                                                June 30,                      June 30,
                                                          2004           2003            2004           2003
                                                       -----------    -----------     -----------    -----------
Net income, as reported                                $ 1,521,701    $ 1,205,460     $ 2,570,991    $ 2,502,286

Add:  stock-based compensation expense, net of
    related taxes                                           52,203         59,523         104,228        119,047
Less:  total stock-based compensation expense
    determined under fair-value based method, net
    of taxes                                              (104,931)      (114,276)       (212,655)      (228,467)
                                                       -----------    -----------     -----------    -----------
Pro forma net income                                   $ 1,468,973    $ 1,150,707     $ 2,462,564    $ 2,392,866
                                                       ===========    ===========     ===========    ===========


Earnings per share:
    Basic, as reported                                 $      0.66    $      0.51     $      1.12    $     1.06
    Basic, pro forma                                   $      0.64    $      0.49     $      1.07    $     1.01

    Diluted, as reported                               $       0.64   $      0.48     $      1.08    $     0.99
    Diluted, pro forma                                 $       0.61   $      0.46     $      1.03    $     0.95


                            Note 8: Subsequent Events

On July 14, 2004 an individual who is an Officer and a director of the Corporation exercised 35,000 common stock options with an exercise price $10.00. The options were set to expire on July 15, 2004.

In January 2003, the Board of Directors of the Corporation authorized a stock repurchase program entitled "Program One" to provide liquidity to shareholders. Under Program One, the Corporation may spend up to $5,500,000 in individually negotiated transactions to repurchase its shares from employees and directors who wish to sell. On July 14, 2004, the Corporation repurchased 21,000 shares from an individual for an aggregate of $693,000, or $33.00 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation


Corporation Overview:

The primary source of The National Bank of Indianapolis Corporation's revenue is net interest income from loans and deposits and fees from financial services provided to customers. Business volumes tend to be influenced by overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace.

The Corporation monitors the impact of changes in interest rates on its net interest income. One of the primary goals of asset/liability management is to maximize net interest income and the net value of future cash flows within authorized risk limits. At June 30, 2004 the interest rate risk position of the Corporation was liability sensitive. Maintaining a liability sensitive interest rate risk position means that net income should decrease as rates rise and increase as rates fall. The Corporation maintains a slight liability sensitive interest rate risk position so that if rates would fall, net income will not be negatively affected to the same extent as if the Corporation maintained an asset sensitive interest rate risk position. Since the Corporation maintains a slight liability sensitive interest rate risk position, net income should still increase if rates rise, but not as much if it maintained an asset sensitive interest rate risk position.

Due to record low interest rates in 2003, there was an increase in refinancing activity and mortgage loan sales by the Corporation. Management expects a decrease in 2004 from 2003 in mortgage loan refinancing due to rising interest rates and this will cause a decrease in other income.

Net income is affected by the provision for loan losses. Management performs an evaluation as to the amounts required to maintain an allowance adequate to provide for potential losses inherent in the loan portfolio. The level of this allowance is dependent upon the total amount of past due and non-performing loans, general economic conditions and management's assessment of potential losses based upon internal credit evaluations of loan portfolios and particular loans. Most sectors of the economy are showing signs of improvement over last year. It has been our experience that improved economic strength generally will translate into better credit quality in the banking industry. Management believes that the quality of our loan portfolio continues to remain excellent and our reserves for loan losses are adequate.
The risks and challenges that management believes will be important in 2004 are continued spread compression if interest rates remain low, price competition for loans and deposits by new market entrants, and lower mortgage loan volume leading to lower gains on sales of mortgage loans.


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

The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses in the loan portfolio. The determination of the allowance is based on factors which, in management's judgment, deserve recognition under existing economic conditions in estimating possible loan losses. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

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

Off Balance Sheet Arrangements
During the first quarter of 2004, the Corporation adopted FIN 46, which governs when certain variable interests should be consolidated in the financial statements of the Corporation. As a result, the Corporation deconsolidated the Trust which removed $13,500,000 of Mandatorily Redeemable Capital Securities issued by the Trust while adding $13,918,000 of junior subordinated debentures to the consolidated balance sheet. See Note 2 Trust Preferred Securities in the Notes to the Consolidated Financial Statements under Item 1 of this report for further information.

Derivative Instruments and Hedging Activities
During the second quarter of 2004, the Corporation entered into an interest rate swap to protect the risk of adverse interest rate movements on the value of future cash flows related to its investment in overnight Federal Funds sold. Pursuant to SFAS 133, cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding offset recorded in other comprehensive income within shareholders' equity, net of tax.

Under the cash flow hedge accounting method, derivative gains and losses not effective in hedging the change in expected cash flows of the hedged item are recognized immediately in the income statement. At the hedge's inception and quarterly thereafter, a formal assessment is performed to determine whether changes in cash flows of the derivative instrument have been highly effective in offsetting changes in the cash flows of the hedged item and whether they are expected to be highly effective in the future. If it is determined a derivative instrument has not been or will not continue to be highly effective as a hedge, hedge accounting is discontinued. See Note 3 Derivative Instruments in the Notes to the Consolidated Financial Statements under Item 1 of this report for further information.

Results of Operations

Net Interest Income
-------------------
This section should be reviewed in conjunction with the daily average earning assets balances and interest bearing liabilities and funding tables found on page 18.

Six months ended June 30, 2004 compared to the six months ended June 30, 2003:

The Corporation's results of operations depend primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. The Corporation had net interest income of $11,933,436, for the six months ended June 30, 2004 compared to net interest income of $11,207,850, for the six months ended June 30, 2003. This growth in net interest income was the result of earning asset growth and lower funding costs. Reduced asset yields and narrower spreads on deposits, a reflection of the ongoing effect of low market interest rates, led to a lower net interest margin for the six month period ended June 30, 2004 compared to the six month period ended June 30, 2003.

Provision for Loan Losses
-------------------------
The amount charged to the provision for loan losses by the Bank is based on management's evaluation as to the amounts required to maintain an allowance adequate to provide for probable losses inherent in the loan portfolio. The level of this allowance is dependent upon the total amount of past due and non-performing loans, general economic conditions and management's assessment of potential losses based upon internal credit evaluations of loan portfolios and particular loans. Loans are principally to borrowers in central Indiana.

The provision for loan losses was $600,000 for the six months ended June 30, 2004 and June 30, 2003. Based on management's risk assessment and evaluation of the potential losses of the loan portfolio, management believes that the current allowance for loan losses is adequate to provide for potential losses in the loan portfolio.

The following table sets forth the roll forward of the allowance for loan losses:

                                                Six months ended
                                                    June 30,
                                               2004            2003
                                         ----------      ----------
Beginning of Period                      $8,029,596      $7,227,000
      Provision for loan losses             600,000         600,000

      Losses charged to the reserve
           Commercial                       150,646         285,000
           Real Estate                      273,966              --
           Consumer                          79,367           2,185
           Credit Cards                       6,924           7,778
                                         ----------      ----------
                                            510,903         294,963

      Recoveries
           Commercial                         7,794          77,435
           Real Estate                           --           2,350
           Consumer                             989              62
           Credit Cards                       2,050             950
                                         ----------      ----------
                                             10,833          80,797

                                         ----------      ----------
End of Period                            $8,129,526      $7,612,834
                                         ==========      ==========

Allowance as a % of Loans                     1.32%           1.34%

Loans past due over 30 days totaled $ 3,320,823 or .54% of total loans at June 30, 2004 compared to $3,944,697 or .70% of total loans at June 30, 2003.

Other Operating Income
----------------------
The following table details the components of other operating income:

                                                 Six months ended
                                                     June 30,                 $          %
                                                 2004        2003         Change     Change
                                            -------------------------------------------------
Trust fees and commissions                   $ 1,214,802   $ 895,715    $ 319,087      35.6%
Service charges and fees on deposit accounts     256,371     265,029       (8,658)     -3.3%
Building rental income                         1,127,626   1,238,104     (110,478)     -8.9%
Net gain on sale of mortgage loans                94,737     821,471     (726,734)    -88.5%
Interchange income                               282,155     272,401        9,754       3.6%
Net loss on securities                           (83,739)          -      (83,739)         -
Other                                            673,372     658,682       14,690       2.2%
                                            -------------------------------------------------
Total operating income                       $ 3,565,324 $ 4,151,402   $ (586,078)    -14.1%
                                            -------------------------------------------------

Other operating income for the six months ended June 30, 2004 decreased as compared to the six months ended June 30, 2003.

Trust fees and commissions increased for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The net increase in trust income is attributable to the overall price appreciation in the stock and treasury markets and an increase in assets under management. Trust fees and commissions for the six months ended June 30, 2003 was lower due to a change in accounting estimate related to the accrual of fees.

Service charges and fees on deposit accounts decreased for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 and is attributable to lower overdraft and NSF fees assessed.

Rental income from the other tenants in the Corporation's main office building decreased for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 due to fewer tenants in the building in 2004 compared to the same period the previous year and the Corporation occupying more space in the building.

Due to the sale of bulk mortgages that were generated during 2003 as a result of lower interest rates, the net gain on the sale of mortgages decreased for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.

During the first quarter of 2004, a net loss on the sale of two available for sale securities was recorded. The securities were replaced with higher yielding investments to place the portfolio in a better position during a period of rising interest rates.

Other Operating Expenses
------------------------
The following table details the components of other operating expense:

                                            Six months ended
                                                 June 30,              $          %
                                             2004        2003       Change     Change
                                         ---------------------------------------------
Salaries, wages and employee benefits    $ 6,731,914 $ 5,982,952   $ 748,962     12.5%
Occupancy expense                            710,120     716,795      (6,675)    -0.9%
Furniture and equipment expense              424,204     435,628     (11,424)    -2.6%
Professional services                        659,537     438,981     220,556     50.2%
Data processing                              719,470     668,126      51,344      7.7%
Business development                         537,801     473,333      64,468     13.6%
Mortgage servicing rights impairment
 (recoveries) charges                      (158,652)     277,176    (435,828)  -157.2%
Other expenses                             1,578,363   1,623,516     (45,153)    -2.8%
                                         ---------------------------------------------
Total other operating expenses           $11,202,757 $10,616,507   $ 586,250      5.5%
                                         ---------------------------------------------

Other operating expenses for the six months ended June 30, 2004 increased as compared to the six months ended June 30, 2003.

Salaries, wages and employee benefits increased due to annual merit increases of employees, increased FICA expense related to the cliff vesting of restricted stock for officers of the Bank, increase in bonus accrual, employee relations, and training expense.

Professional services expense increased due to increased accounting fees related to the implementation of the Sarbanes-Oxley Act of 2002, legal fees and courier costs.

Data processing expenses increased primarily due to increased service bureau fees relating to increased transaction activity by the Bank and trust department.

Business development expenses increased due to increased advertising, customer entertainment and customer relations costs.

Due to the overall lower interest rates in 2002 and 2003, there were many mortgage loan refinances and the Corporation had increased mortgage sales. As of December 2003, a valuation reserve of $606,276 was recognized for mortgage servicing rights. The valuation reserve for mortgage servicing rights decreased as of June 30, 2004 as compared to June 30, 2003. The Corporation recorded a partial recovery of previous period impairments of the mortgage servicing rights due to higher interest rates which caused a significant slow down in mortgage refinances and prepayments of existing mortgages.

AVERAGE EARNING ASSETS
The following table is a summary of the daily average of earning assets:

                                        Six months ended
                                             June 30,                    $              %
                                        2004          2003            Change         Change
                                  ----------------------------------------------------------
Loans
       Commercial                   $317,700,000   $280,200,000    $37,500,000        13.4%
       Real Estate - Commercial      119,000,000    122,000,000     (3,000,000)       -2.5%
       Real Estate - Residential     145,100,000    127,800,000     17,300,000        13.5%
       Other                          12,700,000     14,500,000     (1,800,000)      -12.4%
                                  ----------------------------------------------------------
           Total loans               594,500,000    544,500,000     50,000,000         9.2%

Investments                          153,400,000    116,700,000     36,700,000        31.4%
Federal Funds Sold                    41,800,000     37,600,000      4,200,000        11.2%
Reverse Repurchase Agreements         13,400,000      7,000,000      6,400,000        91.4%

                                  ----------------------------------------------------------
Total Earning Assets                $803,100,000   $705,800,000    $97,300,000        13.8%
                                  ==========================================================

AVERAGE INTEREST BEARING LIABILITIES AND FUNDING
The following table is a summary of the daily average of interest bearing liabilities and funding:

                                            Six months ended
                                                June 30,                   $             %
                                          2004            2003           Change        Change
                                     ---------------------------------------------------------
Noninterest bearing deposits         $ 145,100,000   $ 132,700,000   $  12,400,000        9.3%
Interest bearing deposits              526,700,000     435,900,000      90,800,000       20.8%
                                     ---------------------------------------------------------
      Total core deposits              671,800,000     568,600,000     103,200,000       18.1%

Security repurchase agreements          72,900,000      71,700,000       1,200,000        1.7%
FHLB advances                           36,600,000      48,000,000     (11,400,000)     -23.8%
Subordinated debt                        3,000,000         300,000       2,700,000      900.0%
Long-term debt                          13,900,000      13,500,000         400,000        3.0%
Shareholders' equity                    53,700,000      49,900,000       3,800,000        7.6%
                                     ---------------------------------------------------------
      Total funding                  $ 851,900,000   $ 752,000,000   $  99,900,000       13.3%
                                     =========================================================

Total interest bearing liabilities   $ 653,100,000   $ 569,400,000   $  83,700,000       14.7%

      Total interest bearing liabilities
      / total interest expense                 1.8%            2.1%

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

The Corporation has many sources of funds available, they include: overnight federal funds sold, investments available for sale, maturity of investments held for sale, deposits, Federal Home Loan Bank ("FHLB") advances, and issuance of debt. Funding sources did not change significantly during the first six months of 2004. Deposits are the most significant funding source and loans are the most significant use of funds for the six months ended June 30, 2004 and 2003. The Corporation maintains a $5,000,000 revolving credit agreement with Harris Trust and Savings Bank to provide additional liquidity support to the Bank, if needed. There were no borrowings under this agreement at June 30, 2004 or 2003.

Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as available for sale, and maturing loans. Federal funds sold represented the Corporation's primary source of immediate liquidity and were maintained at a level adequate to meet immediate needs. Federal funds sold averaged approximately $41,800,000 for the six months ended June 30, 2004, an increase of approximately $4,200,000 from $37,600,000 for the six months ended June 30, 2003. Reverse repurchase agreements may serve as a source of liquidity, but are primarily used as collateral for customer balances in overnight repurchase agreements. Maturities in the Corporation's loan and investment portfolios are monitored regularly to manage the maturity dates of deposits to coincide with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

The Corporation's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation's liquidity position.

The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At June 30, 2004, the Corporation's rate sensitive liabilities exceeded rate sensitive assets due within one year by $7,234,000.

As part of managing liquidity, the Corporation monitors its loan to deposit ratio on a daily basis. At June 30, 2004 the ratio was 90.5 percent.

The Corporation experienced an increase in cash and cash equivalents, another primary source of liquidity, of $2,648,255 during the first six months of 2004. The primary financing activity of deposit growth provided net cash of $43,726,371. Lending used $19,747,227, investments used $8,409,236 and increasing federal funds sold used $15,944,527 and decreasing reverse repurchase agreements provided $10,000,000.

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

The Bank entered into an agreement in the amount of $5,000,000 pursuant to a Subordinated Term Loan Agreement with Harris Trust and Savings Bank dated June 6, 2003. The first advance was made in the amount of $2,000,000 on June 6, 2003. The second advance was made in the amount of $3,000,000 on May 3, 2004. The final maturity date of the loan is June 6, 2010. The outstanding principal balance is due at maturity, but prepayment of the principal balance is permitted prior to maturity with prior consent from the Federal Reserve.

Under the terms of the agreement, there are many different interest rate options available. Each floating rate option is available for a fixed term of 1-3 months. The Bank is currently paying Adjusted 3-month LIBOR plus 2.0% which equates to 3.18%. Interest payments are due at the expiration of the fixed term option. During June 2004, the Bank made a $1,000,000 dividend to the Corporation from the loan proceeds to accommodate the stock repurchase program as discussed on page 21 and in Item 2 (e) on page 24 - 25.

The Bank has incurred indebtedness pursuant to FHLB advances as follows:

                Amount             Rate              Maturity
                ------             ----              --------
            $5,000,000             5.14%             08/01/2005
             3,000,000             5.39%             10/03/2005
             5,000,000             5.43%             03/16/2006
             5,000,000             5.32%             05/08/2006
             8,000,000             4.19%             07/24/2007
             3,000,000             5.57%             08/13/2007
             3,000,000             5.55%             10/02/2008
         -------------
           $32,000,000

The Bank may add indebtedness of this nature in the future if determined to be in the best interest of the Bank.

Capital for the Bank is at or above the well-capitalized regulatory requirements at June 30, 2004. Pertinent capital ratios for the Bank as of June 30, 2004 are as follows:

                                                      Well        Adequately
                                   Actual      Capitalized       Capitalized
                                   ------      -----------       -----------
Tier 1 risk-based capital ratio     8.48%             6.0%              4.0%
Total risk-based capital ratio     10.51%            10.0%              8.0%
Leverage ratio                      6.41%             5.0%              4.0%


Dividends from the Bank to the Corporation may not exceed the undivided profits of the Bank (included in consolidated retained earnings) without prior approval of a federal regulatory agency. In addition, Federal banking laws limit the amount of loans the Bank may make to the Corporation, subject to certain collateral requirements. The Bank declared and made a $1,000,000 dividend to the Corporation during the six months period ended June 2004 and a dividend of $1,325,000 was declared and made during the six months period ended June 30, 2003. No loans were made during the six month period ended June 30, 2004 or 2003.

In January 2003, the Board of Directors of the Corporation authorized a stock repurchase program entitled "Program One" which covers employees and directors and is effective through December 2005 unless terminated earlier by the Board. Under Program One, the Corporation may spend up to $5,500,000 in individually negotiated transactions to repurchase its shares from employees and directors who wish to sell. The repurchase program may be suspended or discontinued at any time if management determines that additional purchases are not warranted or if the cost of the repurchase program reaches $5,500,000.

In January 2003, the Board of the Corporation authorized a separate stock repurchase program entitled "Program Two" which covers all other shareholders and is effective through December 2004 unless terminated earlier by the Board. Under Program Two, the Corporation may spend up to $7,600,000 in individually negotiated transactions to repurchase its shares from shareholders who wish to sell. The repurchase program may be suspended or discontinued at any time if management determines that additional purchases are not warranted or if the cost of the repurchase program reaches $7,600,000.

The amount and timing of shares repurchased under the repurchase program, as well as the specific price, will be determined by management after considering market conditions, company performance and other factors.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

At June 30, 2004 the interest rate risk position of the Corporation was liability sensitive. Maintaining a liability sensitive interest rate risk position means that net income should decrease as rates rise and increase as rates fall. The Corporation maintains a slight liability sensitive interest rate risk position so that if rates would fall, net income will not be negatively affected to the same extent as if the Corporation maintained an asset sensitive interest rate risk position. Since the Corporation maintains a slight liability sensitive interest rate risk position, net income should still increase if rates rise, but not as much if it maintained an asset sensitive interest rate risk position.

See further discussion liquidity and interest rate sensitivity on pages 19 - 20 of this report.

There have been no material changes in the quantitative analysis used by the Corporation since filing the 2003 Form 10-K, for further discussion of the quantitative analysis used by the Corporation refer to page 38 of the 2003 Form 10-K filed on March 26, 2004.

Item 4.  Controls and Procedures

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

     On May 7, 2004, the Corporation sold a total of 2,000 shares of common stock for an aggregate amount of $25,000 to one director of the Corporation pursuant to the exercise of stock options by the director.

     On May 17, 2004, the Corporation sold a total of 25,000 shares of common stock for an aggregate amount of $250,000 to one officer of the Corporation pursuant to the exercise of stock options by the officer.

     On June 9, 2004, the Corporation sold a total of 11,000 shares of common stock for an aggregate amount of $176,750 to one director of the Corporation pursuant to the exercise of stock options by the director.

     On June 17, 2004, the Corporation sold a total of 4,800 shares of common stock for an aggregate amount of $55,200 to two officers of the Corporation pursuant to the exercise of stock options by the officers.

     On June 18, 2004, the Corporation sold a total of 3,000 shares of common stock for an aggregate amount of $57,000 to one officer of the Corporation pursuant to the exercise of stock options by the officer.

     On June 28, 2004, the Corporation sold a total of 5,000 shares of common stock for an aggregate amount of $60,000 to two officers of the Corporation pursuant to the exercise of stock options by the officers.

     All of these shares were sold in private placements pursuant to Section 4(2) of the Securities Act of 1933.

(d)  Not applicable.

(e) The following table sets forth the issuer repurchases of equity securities that are registered by the corporation pursuant to Section 12 of the 1934 Act during the second quarter of 2004:

----------------------------------------------------------------------------------------
                                                   Total Number of     Maximum Number
                                                   Shares (or Unites   (or Appropriate
                                                   Purchased as Part   Dollar Value) of
                                                   of Publicly         Shares that May
                      Total Number                 Announced           Yet Be Purchased
                      of Shares    Average Price   Plans or            Under the Plans
Period                Purchased    Paid per Share  Programs            Programs
----------------------------------------------------------------------------------------
04/01/04 - 04/30/04     1,112          $32.50           171,112           $7,679,498
----------------------------------------------------------------------------------------
05/01/04 - 05/31/04    27,000          $33.00           198,112           $6,788,498
----------------------------------------------------------------------------------------
06/01/04 - 06/30/04    24,619          $32.75           222,731           $5,982,226
----------------------------------------------------------------------------------------

          In January 2003 the Board of Directors of the Corporation authorized a repurchase program entitled "Program One" and "Program Two". Program One covers employees and directors and is effective through December 2005 unless terminated earlier by the Board. Under Program One, the Corporation may spend up to $5,500,000 in individually negotiated transactions to repurchase its shares from employees and directors who wish to sell. Under Program Two, which covers all other shareholders, is effective through December 2004 unless terminated earlier by the Board. Under Program Two, the Corporation may spend up to $7,600,000 in individually negotiated transactions to repurchase its shares from shareholders who wish to sell. Neither plan was terminated during the first six months of 2004.

Item 3.   Defaults Upon Senior Securities - Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders On June 17,
          2004, at 3:00 p.m. at the Corporation's offices at 107 North Pennsylvania Street, Indianapolis, Indiana the annual meeting of shareholders was held. Four items were presented for consideration of the shareholders.

          The first item was the election of James M. Cornelius, G. Benjamin Lantz, Jr., and Michael S. Maurer to the Board of Directors to serve for a term of three years and until their successors are duly elected and qualified. The vote tabulation for the election of Mr. Cornelius was 1,731,081 "for" and 686 shares against; Dr. Lantz was 1,728,895 "for" and 2,186 shares against; and Mr. Maurer was 1,730,995 "for" and 86 shares against. The following director's terms continued after the meeting: Ms. Kathryn G. Betley; Mr. James M. Cornelius; Mr. David R. Frick; Mr. Andre B. Lacy; Dr. G. Benjamin Lantz, Jr; Mr. Michael S. Maurer; Mr. Morris L. Maurer; Mr. Philip R. Roby; and Mr. Todd Stuart.

          The second item was a proposed amendment to the 1993 Employee's Stock Option Plan which would grant to the Administrative Committee of such plan the discretion to allow an option to immediately vest and continue to be exercisable in accordance with is original schedule upon retirement of an employee to whom the option was granted. The proposed amendment was passed by a vote of 1,685,215 "for", 29,969 shares against, and 15,897 shares abstained.

          The third item was a proposed amendment to the 1993 Restricted Stock Plan which would grant to the Administrative Committee of such plan the discretion to immediately vest any unvested shares of restricted stock upon the retirement of the employee to whom the unvested shares of restricted stock were awarded. The proposed amendment was passed by a vote of 1,674,810 "for", 30,500 shares against, and 255,772 shares abstained.

          The fourth item was the ratification of Ernst & Young LLP as the Corporation's public accountants. This matter was approved by a vote of 1,716,137 shares "for", 5,864 shares against, and 9,081 shares abstained.

Item 5.   Other Information - Not applicable

Item 6.   Exhibits and Reports on Form 8-K.
          (a) Exhibits

          3.1 Articles of Incorporation of the Corporation, filed as Exhibit 3(i) to the Corporation's Form 10-QSB filed as of September 30, 1995 and Articles of Amendment filed as Exhibit 3(i) to the Corporation's Form 10-K as of December 31, 2001 are incorporated by reference.
          3.2 Bylaws of the Corporation, filed as Exhibit 3(ii) to the Corporation's Form 10-Q as of September 30, 1996 are incorporated by reference.
          10.1 1993 Key Employees' Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(a) to the Corporation's Form 10-Q as of June 30, 2002 are incorporated by reference.
          10.2 1993 Directors' Stock Option Plan of the Corporation, as amended.
          10.3 1993 Restricted Stock Plan of the Corporation, as amended.
          31.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
          31.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
          32.1 Chief Executive Officer Certification pursuant to 18 U.S.C.
               Section 1350
          32.2 Chief Financial Officer Certification pursuant to 18 U.S.C.
               Section 1350

          (b) The registrant filed the following Current Reports on Form 8-K during the quarter ended June 30, 2004.

              Date               Item Reported
              ----               -------------
              May 19, 2004       Letter to Shareholders of the Registrant, dated
                                 May 19, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                           Date:  July 27, 2004

                           THE NATIONAL BANK OF INDIANAPOLIS CORPORATION


                           /s/  Debra L. Ross
                           ---------------------------------------------
                           Debra L. Ross
                           Chief Financial Officer

EXHIBIT INDEX
-------------

3(i) Articles of Incorporation of The National Bank of Indianapolis Corporation and Articles of Amendment*

3(ii) By-laws of The National Bank of Indianapolis Corporation*

10.1 1993 Key Employee's Stock Option Plan

10.2 1993 Directors' Stock Option Plan*

10.3 1993 Restricted Stock Plan

31.1 Chief Executive Officer Certification pursuant to Rule 13a-14(a)/Rule 15d-14(a)

31.2 Chief Financial Officer Certification pursuant to Rule 13a-14(a)/Rule 15d-14(a)

32.1 Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350

32.2 Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350



*previously filed