Form 10-Q
period 2004-09-30
NATIONAL BANK OF INDIANAPOLIS CORP
filed 2004-11-12
CIK 912382

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

     The number of shares of the registrant's Common Stock outstanding November 12, 2004 was 2,352,046.

                                Table of Contents
                  The National Bank of Indianapolis Corporation

                               Report on Form 10-Q
                                for Quarter Ended
                               September 30, 2004


PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Unaudited)
          Consolidated Balance Sheets - September 30, 2004
          and December 31, 2003..............................................1
          Consolidated Statements of Income - Three Months
          ended September 30, 2004 and 2003..................................2
          Consolidated Statements of Income - Nine Months
          ended September 30, 2004 and 2003..................................3
          Consolidated Statements of Cash Flows - Nine Months
          ended September 30, 2004 and 2003..................................4
          Consolidated Statements of Shareholders' Equity - Nine Months
          ended September 30, 2004 and 2003..................................5
          Notes to Consolidated Financial Statements......................6-13


Item 2.   Management's Discussion and Analysis...........................14-25

Item 3.   Quantitative and Qualitative Disclosures about Market Risk........25

Item 4.   Controls and Procedures...........................................26


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.................................................27
Item 2.   Changes in Securities, Use of Proceeds, and Issuer Purchases
          Equity Securities..............................................27-28
Item 3.   Defaults Upon Senior Securities...................................28
Item 4.   Submission of Matters to a Vote of Security Holders...............28
Item 5.   Other Information ................................................28
Item 6.   Exhibits and Reports on Form 8-K..................................28

Signatures .................................................................29

Part I - Financial Information

Item 1. Financial Statements

                  The National Bank of Indianapolis Corporation
                           Consolidated Balance Sheets

                                                                      September 30,        December 31,
                                                                               2004                2003
                                                                         (Unaudited)              (Note)
                                                                ----------------------------------------
Assets
Cash and due from banks                                                $ 39,306,795        $ 44,383,402
Reverse repurchase agreements                                             5,000,000          15,000,000
Federal funds sold                                                       49,250,184          20,502,386
Investment securities
     Available-for-sale securities                                       92,855,385         115,862,372
     Held-to-maturity securities                                         56,133,441           5,826,468
                                                                ----------------------------------------
Total investment securities                                             148,988,826         121,688,840

Loans                                                                   635,666,676         597,062,744
     Less:  Allowance for loan losses                                    (7,483,697)         (8,029,596)
                                                                ----------------------------------------
Net loans                                                               628,182,979         589,033,148
Premises and equipment                                                    8,955,821           9,148,709
Accrued interest                                                          3,451,001           3,503,401
Stock in federal banks                                                    3,649,700           3,558,200
Other assets                                                              7,308,295           5,780,728
                                                                ----------------------------------------
Total assets                                                          $ 894,093,601       $ 812,598,814
                                                                ========================================

Liabilities and shareholders' equity Deposits:
     Noninterest-bearing demand deposits                              $ 153,996,403       $ 138,087,276
     Money market and savings deposits                                  446,326,988         382,574,081
     Time deposits over $100,000                                         51,943,626          48,219,664
     Other time deposits                                                 67,219,885          68,656,059
                                                                ----------------------------------------
Total deposits                                                          719,486,902         637,537,080
Security repurchase agreements                                           73,460,534          71,557,046
FHLB advances                                                            32,000,000          42,000,000
Subordinated debt                                                         5,000,000           2,000,000
Company obligated mandatorily redeemable preferred capital
     securities of subsidiary trust holding solely the junior
     subordinated debentures of the parent company                                -          13,500,000
Junior subordinated debentures owed to unconsolidated subsidiary trust   13,918,000                   -
Other liabilities                                                         4,702,317           3,326,284
                                                                ----------------------------------------
Total liabilities                                                       848,567,753         769,920,410

Shareholders' equity:
     Common stock, no par value:
     Authorized shares 2004 and 2003 -3,000,000 shares;
     issued 2,624,054 in 2004 and 2,517,131 in 2003;
     outstanding 2,356,669 in 2004 and 2,352,229 in 2003                 20,896,007          22,858,900
     Unearned compensation                                                 (626,671)           (894,679)
     Additional paid in capital                                           3,817,440           3,019,003
     Retained earnings                                                   21,729,123          17,684,102
     Accumulated other comprehensive income (loss)                         (290,051)             11,078
                                                                ----------------------------------------
Total shareholders' equity                                               45,525,848          42,678,404
                                                                ----------------------------------------
Total liabilities and shareholders' equity                            $ 894,093,601       $ 812,598,814
                                                                ========================================

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

                  The National Bank of Indianapolis Corporation
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                            Three months ended
                                                                                September 30,
                                                                           2004              2003
                                                                  ------------------------------------
Interest income:
     Interest and fees on loans                                         $ 8,529,461       $ 7,699,013
     Interest on investment securities                                    1,140,119           699,993
     Interest on federal funds sold                                         209,613           102,040
     Interest on reverse repurchase agreements                               15,193            30,700
                                                                  ------------------------------------
Total interest income                                                     9,894,386         8,531,746

Interest expense:
     Interest on deposits                                                 2,339,494         1,602,482
     Interest on repurchase agreements                                      149,069            70,024
     Interest on FHLB advances                                              415,279           611,273
     Interest on long term debt                                             419,662           649,105
                                                                  ------------------------------------
Total interest expense                                                    3,323,504         2,932,884
                                                                  ------------------------------------
Net interest income                                                       6,570,882         5,598,862

Provision for loan losses                                                   330,000           300,000
                                                                  ------------------------------------
Net interest income after provision for loan losses                       6,240,882         5,298,862

Other operating income:
     Trust fees and commissions                                             624,747           533,200
     Building rental income                                                 114,198           148,548
     Service charges and fees on deposit accounts                           518,956           607,592
     Net gain on sale of mortgage loans                                      16,175           234,183
     Interchange income                                                     153,597           135,105
     Other income                                                           388,699           374,823
                                                                  ------------------------------------
Total operating income                                                    1,816,372         2,033,451

Other operating expenses:
     Salaries, wages and employee benefits                                3,545,346         3,084,318
     Occupancy expense                                                      351,395           346,368
     Furniture and equipment expense                                        193,951           217,076
     Professional services                                                  219,111           246,110
     Data processing                                                        362,759           352,907
     Business development                                                   230,599           207,581
     Mortgage servicing rights impairment charges                             1,153            15,300
     Other expenses                                                         768,407           721,187
                                                                  ------------------------------------
Total other operating expenses                                            5,672,721         5,190,847
                                                                  ------------------------------------
Net income before tax                                                     2,384,533         2,141,466
     Federal and state income tax                                           910,503           846,068
                                                                  ------------------------------------
Net income after tax                                                    $ 1,474,030       $ 1,295,398
                                                                  ====================================


Basic earnings per share                                                     $ 0.64            $ 0.55
                                                                  ====================================

Diluted earnings per share                                                   $ 0.61            $ 0.51
                                                                  ====================================

See notes to consolidated financial statements.

                  The National Bank of Indianapolis Corporation
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                             Nine months ended
                                                                                September 30,
                                                                           2004              2003
                                                                  ------------------------------------
Interest income:
     Interest and fees on loans                                        $ 24,013,386      $ 23,164,086
     Interest on investment securities                                    3,148,612         2,233,901
     Interest on federal funds sold                                         480,649           327,926
     Interest on reverse repurchase agreements                               68,151            66,696
                                                                  ------------------------------------
Total interest income                                                    27,710,798        25,792,609

Interest expense:
     Interest on deposits                                                 6,337,324         5,710,302
     Interest on repurchase agreements                                      297,192           304,697
     Interest on FHLB advances                                            1,359,556         1,863,996
     Interest on long term debt                                           1,212,408         1,106,902
                                                                  ------------------------------------
Total interest expense                                                    9,206,480         8,985,897
                                                                  ------------------------------------
Net interest income                                                      18,504,318        16,806,712

Provision for loan losses                                                   930,000           900,000
                                                                  ------------------------------------
Net interest income after provision for loan losses                      17,574,318        15,906,712

Other operating income:
     Trust fees and commissions                                           1,839,549         1,428,915
     Building rental income                                                 370,569           413,577
     Service charges and fees on deposit accounts                         1,646,582         1,845,696
     Net gain on sale of mortgage loans                                     110,912         1,055,654
     Interchange income                                                     435,752           407,506
     Securities losses net                                                  (83,739)                -
     Other                                                                1,062,071         1,033,505
                                                                  ------------------------------------
Total operating income                                                    5,381,696         6,184,853

Other operating expenses:
     Salaries, wages and employee benefits                               10,277,260         9,067,270
     Occupancy expense                                                    1,061,515         1,063,163
     Furniture and equipment expense                                        618,155           652,704
     Professional services                                                  878,648           685,091
     Data processing                                                      1,082,229         1,021,033
     Business development                                                   768,400           680,914
     Mortgage servicing rights impairment (recoveries) charges             (157,499)          292,476
     Other expenses                                                       2,346,770         2,344,703
                                                                  ------------------------------------
Total other operating expenses                                           16,875,478        15,807,354
                                                                  ------------------------------------
Net income before tax                                                     6,080,536         6,284,211
     Federal and state income tax                                         2,035,515         2,486,527
                                                                  ------------------------------------
Net income after tax                                                    $ 4,045,021       $ 3,797,684
                                                                  ====================================


Basic earnings per share                                                     $ 1.76            $ 1.61
                                                                  ====================================

Diluted earnings per share                                                   $ 1.69            $ 1.51
                                                                  ====================================

See notes to consolidated financial statements.

                  The National Bank of Indianapolis Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                             Nine months ended
                                                                                September 30,
                                                                            2004            2003
                                                                    --------------------------------
Operating Activities
Net Income                                                              $ 4,045,021     $ 3,797,684
Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
          Provision for loan losses                                         930,000         900,000
          Depreciation and amortization                                     962,467         824,670
          Mortgage servicing rights impairment (recoveries) charges        (157,499)        292,476
          Loss on sales of investment securities available for sale          83,739               -
          Gain on sale of loans                                            (110,912)     (1,055,654)
          Gain on sale of fixed assets                                       (2,000)              -
          Income tax benefit from exercise of warrants & options            798,437         120,556
          Stock compensation                                                 99,990         110,000
          Net amortization of investments                                   221,599         799,324
          Unearned compensation amortization                                235,983         296,423
          (Increase) decrease in:
             Accrued interest receivable                                     52,400         626,844
             Other assets                                                (1,538,987)       (624,179)
          Increase (decrease) in:
             Other liabilities                                            1,740,791      (1,301,341)

                                                                    --------------------------------
Net cash provided by operating activities                                 7,361,029       4,786,803
                                                                    --------------------------------

Investing Activities
Net change in federal funds sold                                        (28,747,798)    (26,063,594)
Net change in reverse repurchase agreements                              10,000,000     (10,000,000)
Proceeds from maturities of investment securities held
      to maturity                                                           786,015      24,124,021
Proceeds from maturities of investment securities available
      for sale                                                           23,675,261      47,286,920
Proceeds from sales of investment securities available for sale          19,952,500      25,367,391
Purchases of investment securities held to maturity                     (51,372,750)       (124,500)
Purchases of investment securities available for sale                   (20,995,321)    (86,010,625)
Net increase in loans                                                   (65,578,071)   (115,327,776)
Proceeds from sale of loans                                              25,609,152      63,200,887
Purchases of bank premises and equipment                                   (589,076)       (671,595)

                                                                    --------------------------------
Net cash used by investing activities                                   (87,260,088)    (78,218,871)
                                                                    --------------------------------

Financing Activities
Net increase in deposits                                                 81,949,822      75,305,419
Net increase (decrease) in security repurchase agreements                 1,903,488      (6,019,678)
Net change in FHLB borrowings                                           (10,000,000)     (6,000,000)
Proceeds from issuance of long-term debt                                  3,000,000       2,000,000
Proceeds from issuance of stock                                           1,343,274         458,746
Repurchase of stock                                                      (3,374,132)     (1,008,203)

                                                                    --------------------------------
Net cash provided by financing activities                                74,822,452      64,736,284
                                                                    --------------------------------

Decrease in cash and cash equivalents                                    (5,076,607)     (8,695,784)

Cash and cash equivalents at beginning of year                           44,383,402      45,889,548
                                                                    --------------------------------

Cash and cash equivalents at end of period                             $ 39,306,795    $ 37,193,764
                                                                    ================================


Interest paid                                                           $ 9,520,079     $ 9,494,678
                                                                    ================================

Income taxes paid                                                       $ 1,348,414     $ 3,314,931
                                                                    ================================

See notes to consolidated financial statements.

                  The National Bank of Indianapolis Corporation
                 Consolidated Statement of Shareholders' Equity
                                   (Unaudited)

                                                                                                      Accumulated
                                                                          Additional                    and Other
                                                   Common     Unearned       Paid In       Retained Comprehensive
                                                    Stock Compensation       Capital       Earnings        Income          TOTAL
                                            -------------------------------------------------------------------------------------
Balance at December 31, 2002                 $ 26,862,276 $ (1,218,746)  $ 2,562,990   $ 12,519,902     $ 520,729   $ 41,247,151

Comprehensive income:
    Net income                                                                            3,797,684                    3,797,684
    Other comprehensive income
       Net unrealized loss on investments,
         net of tax of $386,795                                                                          (589,714)      (589,714)
                                                                                                                  ---------------
Total comprehensive income                                                                                             3,207,970

Income tax benefit from exercise of warrants
  & options                                                                  120,556                                     120,556
Issuance of stock (30,306 shares)                 640,771      (72,025)                                                  568,746
Repurchase of stock (32,527 shares)            (1,008,203)                                                            (1,008,203)
Compensation earned                                            296,423                                                   296,423
                                            -------------------------------------------------------------------------------------
Balance at September 30, 2003                $ 26,494,844   $ (994,348)  $ 2,683,546   $ 16,317,586     $ (68,985)  $ 44,432,643
                                            =====================================================================================







Balance at December 31, 2003                 $ 22,858,900   $ (894,679)  $ 3,019,003   $ 17,684,102      $ 11,078   $ 42,678,404

Comprehensive income:
    Net income                                                                            4,045,021                    4,045,021
    Other comprehensive income
       Net unrealized loss on investments,
         net of tax of $109,250                                                                          (155,486)      (155,486)
       Net unrealized loss on swap
        net of tax $95,528                                                                               (145,643)      (145,643)

                                                                                                                  ---------------
Total comprehensive income                                                                                             3,743,892

Income tax benefit from exercise of warrants
  & options                                                                  798,437                                     798,437
Issuance of stock (106,923 shares)              1,411,239       32,025                                                 1,443,264
Repurchase of stock (102,483 shares)           (3,374,132)                                                            (3,374,132)
Compensation earned                                            235,983                                                   235,983
                                            -------------------------------------------------------------------------------------
Balance at September 30, 2004                $ 20,896,007   $ (626,671)  $ 3,817,440   $ 21,729,123    $ (290,051)  $ 45,525,848
                                            =====================================================================================

See notes to consolidated financial statements.

                        The National Bank of Indianapolis
                                   Corporation

                   Notes to Consolidated Financial Statements

                               September 30, 2004

                          Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of The National Bank of Indianapolis Corporation ("Corporation") and its wholly-owned subsidiary The National Bank of Indianapolis ("Bank"). The presentation of the 2003 financial statements also includes the accounts of the NBIN Statutory Trust I. All intercompany transactions between the Corporation and its subsidiary have been properly eliminated. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Form 10-K for the year ended December 31, 2003.


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

The junior subordinated debentures owed to the Trust and held by the Corporation qualify as Tier 1 capital for the Corporation under Federal Reserve Board guidelines. As a result of the issuance of FIN 46, the Federal Reserve Board completed an evaluation and determined that the deconsolidation of the Trust will not affect the qualifications of the capital securities as Tier 1 capital.

Consolidated debt related to the Trust holding solely debentures of the
Corporation:

                                                     September 30,  December 31,
                                                         2004           2003
                                                    ----------------------------
10.60% junior subordinated debentures owed to NBIN
Statutory Trust I due September 7, 2030               $13,918,000   $         -
--------------------------------------------------------------------------------
10.60% capital securities of NBIN Statutory Trust I
due September 7, 2030                                 $      -      $13,500,000
--------------------------------------------------------------------------------

                                                      $13,918,000   $13,500,000
================================================================================




Interest payments made on the capital securities or the junior subordinated debentures are reported as a component of interest expense on long-term debt.

                          Note 3: Investment Securities

The securities available for sale are summarized as follows:

                                                                Available-for-Sale Securities
                                          ---------------------------------------------------------------------
                                                                  Gross            Gross            Estimated
                                            Amortized          Unrealized        Unrealized            Fair
                                              Cost                Gain             Loss               Value
                                          ---------------------------------------------------------------------
September 30, 2004
U.S. Treasury securities                  $  2,023,824       $         --       $      4,334       $  2,019,490
U.S. Government agencies                    91,000,000            315,849            550,758         90,765,091
Collateralized mortgage obligations             70,686                118                 --             70,804
                                          ---------------------------------------------------------------------
                                          $ 93,094,510       $    315,967       $    555,092       $ 92,855,385
                                          =====================================================================

December 31, 2003
U.S. Treasury securities                  $ 21,840,685       $      5,646       $        954       $ 21,845,377
U.S. Government agencies                    93,904,140            829,297            815,799         93,917,638
Collateralized mortgage obligations             99,203                154                 --             99,357
                                          ---------------------------------------------------------------------
                                          $115,844,028       $    835,097       $    816,753       $115,862,372
                                          =====================================================================


                                                                Held-to-Maturity Securities
                                          ---------------------------------------------------------------------
                                                                  Gross            Gross            Estimated
                                            Amortized          Unrealized        Unrealized            Fair
                                              Cost                Gain             Loss               Value
                                          ---------------------------------------------------------------------
September 30, 2003
Municipals                                $  5,432,922       $    525,723       $         --       $  5,958,645
Commercial Mortgage backed                  50,475,519                 --            650,826         49,824,693
Other securities                               225,000              5,197                 --            230,197
                                          ---------------------------------------------------------------------
                                          $ 56,133,441       $    530,920       $    650,826       $ 56,013,535
                                          =====================================================================

December 31, 2003
Municipals                                $  5,576,468       $    531,499       $         --       $  6,107,967
Other securities                               250,000              7,082                 --            257,082
                                          ---------------------------------------------------------------------
                                          $  5,826,468       $    538,581       $         --       $  6,365,049
                                          =====================================================================

The Bank does not believe any individual unrealized loss as of September 30, 2004 represents an other-than-temporary impairment.

                                  Note 4: Loans

Major classifications of loans are as follows:

                              September 30, 2004                 December 31, 2003
                              ------------------                 -----------------
                                                     % of                             % of
                                     Amount         Total            Amount          Total
                         ---------------------------------   ------------------------------
TYPES OF LOANS
Commercial                    $ 231,788,516         36.5%     $ 221,845,612          37.2%
Construction                     29,196,226          4.6%        30,522,549           5.1%
Commercial Mortgage             122,068,995         19.2%       120,135,105          20.1%
Residential Mortgage            205,975,436         32.4%       187,878,110          31.5%
Installment                      36,889,840          5.7%        25,183,365           4.2%
Credit Card                       2,433,541          0.4%         2,359,403           0.4%
Other                             7,314,122          1.2%         9,138,600           1.5%

                         ---------------------------------   ------------------------------
      Total - Gross           $ 635,666,676        100.0%     $ 597,062,744         100.0%
                                            ==============                  ===============

      Allowance                  (7,483,697)                     (8,029,596)

                         -------------------                 ---------------
      Total - Net             $ 628,182,979                   $ 589,033,148
                         ===================                 ===============

                    Note 5: Subordinated Term Loan Agreement

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

Under the terms of the agreement, there are many different interest rate options available. Each floating rate option is available for a fixed term of 1-3 months. The Bank is currently paying Adjusted 3-month LIBOR plus 2.0% which equates to 3.70 %. Interest payments are due at the expiration of the fixed term option. During the second quarter of 2004, the Bank made a $1,000,000 dividend to the Corporation from the loan proceeds to accommodate the stock repurchase program as discussed on page 24 and in Item 2 (c) on page 27.

              Note 6: Derivative Instruments and Hedging Activities

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

                                                    September 30, 2004                          December 31, 2003

                                                                    Net Ineffective                            Net Ineffective
                                           Notional    Derivative     Hedge Gains     Notional    Derivative     Hedge Gains
                                            Amount     Liability        (Losses)      Amount     Liability        (Losses)
-----------------------------------------------------------------------------------  -----------------------------------------
Cash Flow Hedge
  Overnight Federal Funds Sold
    Receive fixed interest rate swap     $20,000,000     $241,171       $     --        $ --        $ --            $ --

                           Note 7: Exercise of Options

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

During the third quarter of 2004, one director and four officers of the Corporation exercised options to purchase 42,931 common shares in aggregate. The weighted average exercise price was $10.77 per share and the weighted average fair market value of the stock was $33.05

Due to the exercise of these options for the nine months ended September 30, 2004, the Corporation will receive a deduction for tax purposes for the difference between the fair value of the stock at the date of exercise and the exercise price. In accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock-Based Compensation," (APB 25) the Corporation has recorded the income tax benefit of $832,644 as additional paid in capital for the nine months period ended September 30, 2004.

                           Note 8: Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                     Three months ended             Nine months ended
                                                                        September 30,                  September 30,
                                                                     2004           2003            2004           2003
                                                                 ------------  -------------   -------------  -------------
Basic average shares outstanding                                   2,308,456      2,360,371       2,301,812      2,363,426
                                                                 ============  =============   =============  =============

Net income                                                        $1,474,030    $ 1,295,398     $ 4,045,021    $ 3,797,684
                                                                 ============  =============   =============  =============

Basic net income per common share                                     $ 0.64         $ 0.55          $ 1.76         $ 1.61
                                                                 ============  =============   =============  =============

Diluted
      Average shares outstanding                                   2,308,456      2,360,371       2,301,812      2,363,426
      Nonvested restricted stock                                      29,160         49,620          29,160         49,620
      Common stock equivalents
           Net effect of the assumed exercise of stock options        59,911         89,906          59,911         89,906
           Net effect of the assumed exercise of warrants                  -         15,562               -         15,562
                                                                 ------------  -------------   -------------  -------------
Diluted average shares                                             2,397,527      2,515,459       2,390,883      2,518,514
                                                                 ============  =============   =============  =============

Net income                                                        $1,474,030    $ 1,295,398     $ 4,045,021    $ 3,797,684
                                                                 ============  =============   =============  =============

Diluted net income per common share                                   $ 0.61         $ 0.51          $ 1.69         $ 1.51
                                                                 ============  =============   =============  =============

                          Note 9: Comprehensive Income

The following table sets forth the computation of comprehensive income:

                                                           Three months ended                  Nine months ended
                                                              September 30,                      September 30,
                                                          2004             2003             2004              2003
                                                     --------------   --------------   --------------    --------------
Net income                                             $ 1,474,030      $ 1,295,398      $ 4,045,021       $ 3,797,684

Unrealized gains (losses) on securities, net of tax        436,973         (433,999)        (155,486)         (589,714)

Unrealized gains (losses) on swap, net of tax              108,222                -         (145,643)                -

                                                     --------------   --------------   --------------    --------------
Comprehensive income                                   $ 2,019,225        $ 861,399      $ 3,743,892       $ 3,207,970
                                                     ==============   ==============   ==============    ==============

                        Note 10: Stock Based Compensation

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

                                                             Three months ended                   Nine months ended
                                                                September 30,                        September 30,
                                                           2004              2003               2004              2003
                                                      --------------    --------------     --------------    --------------
Net income, as reported                                 $ 1,474,030       $ 1,295,398        $ 4,045,021       $ 3,797,684

Add:  stock-based compensation expense, net of               38,282            59,963            142,510           179,010
      related taxes
Less:  total stock-based compensation expense               (74,168)         (115,140)          (286,913)         (232,953)
      determined under fair-value based method, net
      of taxes
                                                      --------------    --------------     --------------    --------------
Pro forma net income                                    $ 1,438,144       $ 1,240,221        $ 3,900,618       $ 3,743,741
                                                      ==============    ==============     ==============    ==============


Earnings per share:
      Basic, as reported                                     $ 0.64            $ 0.55             $ 1.76            $ 1.61
      Basic, pro forma                                       $ 0.62            $ 0.53             $ 1.69            $ 1.58

      Diluted, as reported                                   $ 0.61            $ 0.51             $ 1.69            $ 1.51
      Diluted, pro forma                                     $ 0.60            $ 0.49             $ 1.63            $ 1.49

                    Note 11: Recent Accounting Pronouncements

In March 2004, The Emerging Issues Task Force ("EITF"), a standard setting body working under the auspices of the FASB, issued EITF No. 03-1, "The Meaning of Other than Temporary Impairments and its Application to Certain Investments". In the revised guidance the EITF reached a Consensus regarding the model to be used in determining whether an investment is other-than-temporarily impaired, and the required disclosures about unrealized losses on available-for-sale debt and equity securities. The impact of EITF 03-1 will apply to the evaluation of other-than-temporary impairment in reporting periods beginning after June 15, 2004.

In September 2004, The Financial Accounting Standards Board ("FASB") announced that the effective date for applying Paragraph 16 will be delayed pending further discussion. Paragraph 16 of the Consensus relates to debt securities that cannot be contractually prepaid or otherwise settled for an amount less than the investor's cost. The effective date for the recognition and measurement portion of the Consensus remains June 15, 2004. Management continues to evaluate the impact of adopting EITF 03-1 and it is not expected to have a material impact on the Corporation's financial condition, results of operations, or cash flow.

In October 2004, the FASB issued Statement 123R, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments at fair value, Statement 123R would be effective for public companies for interim or annual periods beginning after June 15, 2005. Management is currently evaluating the effect of this guidance on the Corporation's financial condition, results of operations, and cash flow.

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

The Corporation monitors the impact of changes in interest rates on its net interest income. One of the primary goals of asset/liability management is to maximize net interest income and the net value of future cash flows within authorized risk limits. At September 30, 2004 the interest rate risk position of the Corporation was asset sensitive. Maintaining an asset sensitive interest rate risk position means that net income should increase as rates rise and decrease as rates fall.

Due to record low interest rates in 2003, there was an increase in refinancing activity and mortgage loan sales by the Corporation. There has been a significant decrease in mortgage loan refinancing during 2004 resulting in less sales by the Corporation causing a decrease in other income.

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

The risks and challenges that management believes will be important for the remainder of 2004 are price competition for loans and deposits by new market entrants and lower mortgage loan volume leading to lower gains on sales of mortgage loans.


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

The allowance for loan losses is allocated to each loan category based on management's estimate of expected losses, which is determined by, among other things, the Bank's historical loss experience and peer median charge off percentages by loan category added to actual reserves maintained for non-performing or specifically identified loans needing a reserve. Although the loan loss reserve is allocated by loan category, the entire allowance is available to cover any loan loss that may occur.


Mortgage Servicing Assets
Mortgage service assets are recorded in connection with the Bank's sales of mortgage loans and are classified in other assets. The mortgage servicing asset is established and accounted for based on discounted cash flow modeling techniques which require management to make estimates regarding the amount and timing of expected future cash flows, including assumptions about loan repayment rates, credit loss experience, and costs to service, as well as discount rates that consider the risk involved. Because the values of these assets are sensitive to changes in assumptions, the valuation of the mortgage servicing asset is considered a critical accounting estimate.


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

Under the cash flow hedge accounting method, derivative gains and losses not effective in hedging the change in expected cash flows of the hedged item are recognized immediately in the income statement. At the hedge's inception and quarterly thereafter, a formal assessment is performed to determine whether changes in cash flows of the derivative instrument have been highly effective in offsetting changes in the cash flows of the hedged item and whether they are expected to be highly effective in the future. If it is determined a derivative instrument has not been or will not continue to be highly effective as a hedge, hedge accounting is discontinued. See Note 6 Derivative Instruments and Hedging Activities in the Notes to the Consolidated Financial Statements under Item 1 of this report for further information.

Results of Operations

Net Interest Income
-------------------
This section should be reviewed in conjunction with the daily average earning assets balances and interest bearing liabilities and funding tables found on page 21.

Nine months ended September 30, 2004 compared to the nine months ended September 30, 2003:

The Corporation's results of operations depend primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. The Corporation had net interest income of $18,504,318, for the nine months ended September 30, 2004 compared to net interest income of $16,806,712, for the nine months ended September 30, 2003. This growth in net interest income was the result of earning asset growth and lower funding costs. While interest rates have increased during 2004 from 2003, asset yields continue to be low and spreads on deposits remain narrow, a reflection of the ongoing effect of low market interest rates, which led to a lower net interest margin for the nine month period ended September 30, 2004 compared to the nine month period ended September 30, 2003.

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

The provision for loan losses was $930,000 for the nine months ended September 30, 2004 compared to a $900,000 provision for loan losses for the nine months ended September 30, 2003. Based on management's risk assessment and evaluation of the potential losses of the loan portfolio, management believes that the current allowance for loan losses is adequate to provide for potential losses in the loan portfolio.

The following table sets forth the roll forward of the allowance for loan losses:

                                                      Nine months ended
                                                         September 30,
                                                    2004              2003
                                               ----------       ----------
        Beginning of Period                    $8,029,596       $7,227,000
           Provision for loan losses              930,000          900,000

           Losses charged to the reserve
               Commercial                       1,117,913          360,000
               Real Estate                        273,966            1,296
               Consumer                            93,689            2,185
               Credit Cards                        33,236           14,904
                                               ----------       ----------
                                                1,518,804          378,385

           Recoveries
               Commercial                          11,898           81,321
               Real Estate                         26,836           16,438
               Consumer                             2,121               62
               Credit Cards                         2,050              950
                                               ----------       ----------
                                                   42,905           98,771

                                               ----------       ----------
        End of Period                          $7,483,697       $7,847,386
                                               ==========       ==========

        Allowance as a % of Loans                   1.18%            1.35%


Loans past due over 30 days totaled $ 4,238,181, or .67% of total loans at September 30, 2004 compared to $7,411,653 or 1.28% of total loans at September 30, 2003.

Other Operating Income
----------------------
The following table details the components of other operating income:

                                                      Nine months ended
                                                         September 30,                 $             %
                                                     2004            2003            Change        Change
                                               ------------------------------------------------------------
Trust fees and commissions                       $ 1,839,549     $ 1,428,915       $ 410,634         28.7%
Service charges and fees on deposit accounts       1,646,582       1,845,696        (199,114)       -10.8%
Building rental income                               370,569         413,577         (43,008)       -10.4%
Net gain on sale of mortgage loans                   110,912       1,055,654        (944,742)       -89.5%
Interchange income                                   435,752         407,506          28,246          6.9%
Net loss on securities                               (83,739)              -         (83,739)
Other                                              1,062,071       1,033,505          28,566          2.8%
                                               ------------------------------------------------------------
Total operating income                           $ 5,381,696     $ 6,184,853      $ (803,157)       -13.0%
                                               ------------------------------------------------------------

Other operating income for the nine months ended September 30, 2004 decreased as compared to the nine months ended September 30, 2003.

Trust fees and commissions increased for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The net increase in trust income is attributable to the overall price appreciation in the stock and treasury markets and an increase in assets under management. Trust fees and commissions for the nine months ended September 30, 2003 was lower due to a change in accounting estimate related to the accrual of fees.

Service charges and fees on deposit accounts decreased for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 and is attributable to lower overdraft and NSF fees assessed. Also, contributing to the decrease was an increase in the earnings credit rate paid on business demand deposits which decreases the service charges assessed.

Rental income from the other tenants in the Corporation's main office building decreased for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 due to fewer tenants in the building in 2004 compared to the same period the previous year and the Corporation occupying more space in the building.

Due to the sale of bulk mortgages that were generated during 2003 as a result of lower interest rates, the net gain on the sale of mortgages decreased for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

During the first quarter of 2004, a net loss on the sale of two available for sale securities was recorded. The securities were replaced with higher yielding investments to place the portfolio in a better position during a period of rising interest rates.

Other Operating Expenses
------------------------
The following table details the components of other operating expense:

                                                              Nine months ended
                                                                September 30,                $           %
                                                             2004            2003          Change      Change
                                                     ----------------------------------------------------------
Salaries, wages and employee benefits                   $ 10,277,260     $ 9,067,270    $ 1,209,990      13.3%
Occupancy expense                                          1,061,515       1,063,163         (1,648)     -0.2%
Furniture and equipment expense                              618,155         652,704        (34,549)     -5.3%
Professional services                                        878,648         685,091        193,557      28.3%
Data processing                                            1,082,229       1,021,033         61,196       6.0%
Business development                                         768,400         680,914         87,486      12.8%
Valuation of allowance for mortgage servicing rights        (157,499)        292,476       (449,975)   -153.9%
Other expenses                                             2,346,770       2,344,703          2,067       0.1%
                                                     ----------------------------------------------------------
Total other operating expenses                          $ 16,875,478    $ 15,807,354    $ 1,068,124       6.8%
                                                     ----------------------------------------------------------


Other operating expenses for the nine months ended September 30, 2004 increased as compared to the nine months ended September 30, 2003.

Salaries, wages and employee benefits increased due to annual merit increases of employees, increased FICA expense related to the cliff vesting of restricted stock for officers of the Bank, increase in bonus accrual, employee relations, and training expense.

Professional services expense increased due to increased accounting fees related to the implementation of the Sarbanes-Oxley Act of 2002, legal fees, advertising agency fees, and consulting fees.

Data processing expenses increased primarily due to increased service bureau fees relating to increased transaction activity by the Bank and trust department.

Business development expenses increased due to increased advertising, customer entertainment and customer relations costs.

Due to the overall lower interest rates in 2002 and 2003, there were many mortgage loan refinances and the Corporation had increased mortgage sales. As of December 2003, a valuation reserve of $606,276 was recognized for mortgage servicing rights. The valuation reserve for mortgage servicing rights decreased as of September 30, 2004 as compared to September 30, 2003. The Corporation recorded a partial recovery of previous period impairments of the mortgage servicing rights due to higher interest rates which caused a significant slow down in mortgage refinances and prepayments of existing mortgages.

AVERAGE EARNING ASSETS

The following table is a summary of the daily average of earning assets:

                                                   Nine months ended
                                                      September 30,                  $              %
                                                 2004              2003            Change         Change
                                          ---------------------------------------------------------------
Loans
          Commercial                       $ 322,800,000      $ 285,500,000    $ 37,300,000        13.1%
          Real Estate - Commercial           119,700,000        121,000,000      (1,300,000)       -1.1%
          Real Estate - Residential          148,900,000        133,700,000      15,200,000        11.4%
          Other                               12,400,000         14,400,000      (2,000,000)      -13.9%
                                          ---------------------------------------------------------------
                  Total loans                603,800,000        554,600,000      49,200,000         8.9%

Investments                                  156,800,000        114,800,000      42,000,000        36.6%
Federal Funds Sold                            42,000,000         38,900,000       3,100,000         8.0%
Reverse Repurchase Agreements                 10,600,000          9,600,000       1,000,000        10.4%

                                          ---------------------------------------------------------------
Total Earning Assets                       $ 813,200,000      $ 717,900,000    $ 95,300,000        13.3%
                                          ===============================================================

AVERAGE INTEREST BEARING LIABILITIES AND FUNDING

The following table is a summary of the daily average of interest bearing liabilities and funding:

                                                       Nine months ended
                                                         September 30,                   $            %
                                                     2004             2003             Change       Change
                                              -------------------------------------------------------------
Noninterest bearing deposits                    $ 147,900,000    $ 136,400,000     $ 11,500,000       8.4%
Interest bearing deposits                         534,800,000      445,600,000       89,200,000      20.0%
                                              -------------------------------------------------------------
         Total core deposits                      682,700,000      582,000,000      100,700,000      17.3%

Security repurchase agreements                     72,500,000       70,600,000        1,900,000       2.7%
FHLB advances                                      35,000,000       47,400,000      (12,400,000)    -26.2%
Subordinated debt                                   3,700,000          900,000        2,800,000     311.1%
Long-term debt                                     13,900,000       13,500,000          400,000       3.0%
Shareholders' equity                               53,900,000       49,900,000        4,000,000       8.0%
                                              -------------------------------------------------------------
         Total funding                          $ 861,700,000    $ 764,300,000     $ 97,400,000      12.7%
                                              =============================================================

Total interest bearing liabilities              $ 659,900,000    $ 578,000,000     $ 81,900,000      14.2%

         Total interest expense/
         total interest bearing liabilities              1.9%             2.1%

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

The Corporation has many sources of funds available, they include: overnight federal funds sold, investments available for sale, maturity of investments held for sale, deposits, Federal Home Loan Bank ("FHLB") advances, and issuance of debt. Funding sources did not change significantly during the first nine months of 2004. Deposits are the most significant funding source and loans are the most significant use of funds for the nine months ended September 30, 2004 and 2003. The Corporation maintains a $5,000,000 revolving credit agreement with Harris Trust and Savings Bank to provide additional liquidity support to the Bank, if needed. There were no borrowings under this agreement at September 30, 2004 or 2003.

Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as available for sale, and maturing loans. Federal funds sold represented the Corporation's primary source of immediate liquidity and were maintained at a level adequate to meet immediate needs. Federal funds sold averaged approximately $42,000,000 for the nine months ended September 30, 2004, an increase of approximately $3,100,000 from $38,900,000 for the nine months ended September 30, 2003. Reverse repurchase agreements may serve as a source of liquidity, but are primarily used as collateral for customer balances in overnight repurchase agreements. Maturities in the Corporation's loan and investment portfolios are monitored regularly to manage the maturity dates of deposits to coincide with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

The Corporation's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation's liquidity position.

The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At September 30, 2004, the Corporation's rate sensitive assets exceeded rate sensitive liabilities due within one year by $24,570,000.

As part of managing liquidity, the Corporation monitors its loan to deposit ratio on a daily basis. At September 30, 2004 the ratio was 88.3 percent.

The Corporation experienced an decrease in cash and cash equivalents, another primary source of liquidity, of $5,076,607 during the first nine months of 2004. The primary financing activity of deposit growth provided net cash of $81,949,822. Lending used $65,578,071, investments used $27,870,556 and increasing federal funds sold used $28,747,798 and decreasing reverse repurchase agreements provided $10,000,000.

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

The Corporation maintains a Revolving Credit Agreement with Harris Trust and Savings Bank in the amount of $5,000,000 that will mature September 28, 2005. As of September 30, 2004, there were no amounts outstanding under this Revolving Credit Agreement.

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

Under the terms of the agreement, there are many different interest rate options available. Each floating rate option is available for a fixed term of 1-3 months. The Bank is currently paying Adjusted 3-month LIBOR plus 2.0% which equates to 3.70%. Interest payments are due at the expiration of the fixed term option. During June 2004, the Bank made a $1,000,000 dividend to the Corporation from the loan proceeds to accommodate the stock repurchase program as discussed on page 24 and in Item 2 (c) on page 27.

The Bank has incurred indebtedness pursuant to FHLB advances as follows:

                         Amount        Rate       Maturity
                         ------        ----       --------
                     $5,000,000        5.14%      08/01/2005
                      3,000,000        5.39%      10/03/2005
                      5,000,000        5.43%      03/16/2006
                      5,000,000        5.32%      05/08/2006
                      8,000,000        4.19%      07/24/2007
                      3,000,000        5.57%      08/13/2007
                      3,000,000        5.55%      10/02/2008
                  -------------
                    $32,000,000
                  =============

The Bank may add indebtedness of this nature in the future if determined to be in the best interest of the Bank.

Capital for the Bank is at or above the well-capitalized regulatory requirements at September 30, 2004. Pertinent capital ratios for the Bank as of September 30, 2004 are as follows:

                                                         Well        Adequately
                                     Actual       Capitalized       Capitalized
                                     ------       -----------       -----------
Tier 1 risk-based capital ratio       8.52%              6.0%              4.0%
Total risk-based capital ratio       10.41%             10.0%              8.0%
Leverage ratio                        6.43%              5.0%              4.0%


Dividends from the Bank to the Corporation may not exceed the undivided profits of the Bank (included in consolidated retained earnings) without prior approval of a federal regulatory agency. In addition, Federal banking laws limit the amount of loans the Bank may make to the Corporation, subject to certain collateral requirements. The Bank declared and made a $1,000,000 dividend to the Corporation during the nine month period ended September 30, 2004 and a dividend of $1,650,000 was declared and made during the nine month period ended September 30, 2003. No loans from the Bank to the Corporation were made during the nine month period ended September 30, 2004 or 2003.

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

At September 30, 2004 the interest rate risk position of the Corporation was asset sensitive. Maintaining an asset sensitive interest rate risk position means that net income should increase as rates rise and decrease as rates fall.

See further discussion liquidity and interest rate sensitivity on pages 22 - 23 of this report.

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

Changes in Internal Controls. There have been no significant changes in internal control over financial reporting that occurred during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity and Use of Proceeds

          (a) On July 14, 2004 the Corporation sold a total of 35,000 shares of common stock for an aggregate amount of $350,000 to one officer of the Corporation pursuant to the exercise of stock options by the officer.

               On July 22, 2004 the Corporation sold a total of 2,500 shares of common stock for an aggregate amount of $32,500 to one director of the Corporation pursuant to the exercise of stock options by the officer.

               On August 11, 2004 the Corporation sold a total of 3,000 shares of common stock for an aggregate amount of $30,000 to one officer of the Corporation pursuant to the exercise of stock options by the officer.

               On September 3, 2004 the Corporation sold a total of 431 shares of common stock for an aggregate amount of $11,853 to one officer of the Corporation pursuant to the exercise of stock options by the officer.

               On September 22, 2004 the Corporation sold a total of 2,000 shares of common stock for an aggregate amount of $38,000 to one officer of the Corporation pursuant to the exercise of stock options by the officer.

               All of these shares were sold in private placements pursuant to
               Section 4(2) of the Securities Act of 1933.

          (b)  Not applicable.

          (c) The following table sets forth the issuer repurchases of equity securities that are registered by the Corporation pursuant to
               Section 12 of the 1934 Act during the second quarter of 2004:

ISSUER PURCHASES OF EQUITY SECURITIES

------------------------------------------------------------------------------------------------
                                                                              Maximum Number
                                                          Total Number of     (or Approximate
                                                          Shares Purchased    Dollar Value) of
                                                          as Part of          Shares that May
                        Total Number                      Publicly            Yet Be Purchased
                        of Shares       Average Price     Announced Plans     Under the Plans
Period                  Purchased       Paid per Share    or Programs         or Programs
------------------------------------------------------------------------------------------------
07/01/04 -
07/30/04                  27,399           $32.97           250,130              $5,078,881
------------------------------------------------------------------------------------------------
08/01/04 -
08/31/04                   9,027           $33.17           259,157              $4,779,455
------------------------------------------------------------------------------------------------
09/01/04 -
09/30/04                   2,326           $33.75           261,483              $4,700,953
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
Total                     38,752             - *            770,770                  -**
------------------------------------------------------------------------------------------------

               * Weighted average price per share for the period July 2004 to September 2004 was $33.06

               ** As of September 30, 2004 $4,700,953 is still available for Program One and Program Two

               In January 2003 the Board of Directors of the Corporation authorized a repurchase program entitled "Program One" and "Program Two". Program One covers employees and directors and is effective through December 2005 unless terminated earlier by the Board. Under Program One, the Corporation may spend up to $5,500,000 in individually negotiated transactions to repurchase its shares from employees and directors who wish to sell their stock. Program One was initially disclosed in the September 30, 2003 Form 10-Q. Program Two covers all other shareholders and is effective through December 2004 unless terminated earlier by the Board. Under Program Two, the Corporation may spend up to $7,600,000 in individually negotiated transactions to repurchase its shares from shareholders who wish to sell. On June 3, 2003, a letter was sent to all shareholders announcing the Board's authorization of Program Two. Neither plan was terminated during the first nine months of 2004.

Item 3.        Defaults Upon Senior Securities - Not applicable

Item 4.        Submission of Matters to a Vote of Security Holders -
               Not applicable

Item 5.        Other Information - Not applicable

Item 6.        Exhibits.

               31.1 Certificate of Chief Executive Officer pursuant to Rule
                    13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

               31.2 Certificate of Chief Financial Officer pursuant to Rule
                    13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

               32.1 Chief Executive Officer Certification pursuant to 18 U.S.C.
                    Section 1350

               32.2 Chief Financial Officer Certification pursuant to 18 U.S.C.
                    Section 1350


               Date             Item Reported
               ----             -------------
               August 9, 2004   Letter to Shareholders of the Registrant, dated
                                August 9, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                           Date:  November 12, 2004

                           THE NATIONAL BANK OF INDIANAPOLIS CORPORATION


                           /s/  Debra L. Ross
                           ---------------------------------------------
                           Debra L. Ross
                           Chief Financial Officer
                           (Principal Financial Officer)

EXHIBIT INDEX

31.1  Chief Executive Officer Certification pursuant to
      Rule 13a-14(a)/Rule 15d-14(a)

31.2  Chief Financial Officer Certification pursuant to
      Rule 13a-14(a)/Rule 15d-14(a)

32.1  Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350

32.2  Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350