Form 10-K
period 2004-12-31
NATIONAL BANK OF INDIANAPOLIS CORP
filed 2005-03-29
CIK 912382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

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

      The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2004 was approximately $51,259,378. The number of shares of the registrant's Common Stock outstanding at March 24, 2005 was 2,350,255.

                       DOCUMENTS INCORPORATED BY REFERENCE

 The information required by Part III of this Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the Registrant's definitive proxy statement to be filed in connection with the annual meeting of shareholders to be held on June 16, 2005.

                         Form 10-K Cross Reference Index

                                                                            Page
                                                                            ----

PART I

Item 1.    Business                                                            1

Item 2.    Properties                                                         12

Item 3.    Legal Proceedings                                                  12

Item 4.    Submission of Matters to a Vote of Security Holders                12

PART II

Item 5.    Market for Registrant's Common Equity,
           Related Stockholder Matters and Issuer Repurchase of Securities,   13

Item 6.    Selected Financial Data                                            15

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          16

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk         42

Item 8.    Financial Statements and Supplementary Data                        43

Item 9.    Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure                                           84

Item 9A.   Controls and Procedures                                            84

Item 9B.   Other Information                                                  85

PART III

Item 10.   Directors and Executive Officers of the Registrant                 86

Item 11.   Executive Compensation                                             86

Item 12.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                    86

Item 13.   Certain Relationships and Related Transactions                     86

Item 14.   Principal Accounting Fees and Services                             86


Part IV

Item 15.   Exhibits and Financial Statement Schedules                         87

Signatures                                                                    89

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

         The Bank was officially chartered by the OCC on December 8, 1993 and opened for business to the public on December 21, 1993. The Bank's deposits are insured by the FDIC. The Bank currently conducts its business through its downtown headquarters located at 107 North Pennsylvania Street in Indianapolis, at neighborhood bank offices located at 84th Street and Ditch Road in northwestern Marion County and 82nd Street and Bash Road in northeastern Marion County, in the Chamber of Commerce Building and AUL Office Complex in downtown Indianapolis, at 49th Street and North Pennsylvania Street in northern Marion County, at Keystone and East Carmel Drive in Hamilton County, at 106th Street and Michigan Road in Hamilton County and Smith Valley Road and S.R. 135 in Johnson County.

         The Bank provides a full range of deposit, credit, and money management services to its targeted market, which is small to medium size businesses, affluent executive and professional individuals, and not-for-profit organizations. In February 1994, the Bank received full trust powers.

         Management has sought to position the Bank to capitalize on the customer disruption, dissatisfaction, and turn-over which it believes has resulted from the acquisition of the three largest commercial banks located in Indianapolis by out-of-state holding companies. On December 31, 2004, the Corporation had consolidated total assets of $881 million and total deposits of $693 million.

         The key ingredients in the growth of the Bank have been an aggressive business plan, an experienced Board of Directors and management team and a seasoned group of bank employees. The basic strategy of the Bank continues to emphasize the delivery of highly personalized services to the target client base with an emphasis on quick response and financial expertise.

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

         The Bank offers a broad range of deposit services typically available from most banks and savings associations, including checking accounts, NOW accounts, savings and other kinds of deposits of various types (ranging from daily money market accounts to longer term certificates of deposit). The Bank also offers a full range of credit services, including commercial loans (such as lines of credit, term loans, refinancings, etc.), personal lines of credit, direct installment consumer loans, credit card loans, residential mortgage loans, construction loans, and letters of credit. In addition, the Bank offers full Wealth Management services. The Bank also has formed arrangements with an outside provider of tax services to better accommodate its customers.

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

         The residential mortgage lending area of the Bank offers conforming, jumbo, portfolio, and CRA mortgage products. The Bank utilizes secondary market channels it has developed for sale of those mortgage products described above. Secondary market channels would include FNMA, as well as private investors identified through wholesale entities. Consumer lending is directed to executive and professional clients through residential mortgages, credit cards, and personal lines of credit to include home equity loans.

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

         Employees. The Corporation and the Bank has 196 employees, of which 181 are full-time equivalent employees. The Bank has employed persons with substantial experience in the Indianapolis MSA banking market. The average banking experience level for all Bank employees is in excess of 14 years.

         Lending Activity. The Bank's lending strategy emphasizes a high quality, well-diversified loan portfolio. The Bank's principal lending categories are commercial, commercial mortgage, residential mortgage, private banking/personal, and home equity. Commercial loans include loans for working capital, machinery and equipment purchases, premises and equipment acquisitions and other corporate needs. Residential mortgage lending includes loans on first mortgage residential properties. Private banking loans include secured and unsecured personal lines of credit as well as home equity loans.

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

         The Bank maintains a comprehensive loan policy that establishes guidelines with respect to all categories of lending. In addition, loan policy sets forth lending authority for each loan officer. The Loan Committee of the Bank reviews all loans in excess of $350,000. Any loan in excess of a lending officer's lending authority, up to $1,500,000, must receive the approval of the Chief Executive Officer ("CEO"), Chief Lending Officer ("CLO"), or Senior Vice President - Corporate Banking ("SVP"). Loans in excess of $1,500,000 but less than $5,000,000 must be approved by the Loan Committee prior to the Bank making such loan. The Board of Directors Loan Policy Committee is not required to approve loans unless they are above $5,000,000 or are loans to directors or executive officers. All loans are assigned a numerical rating based on creditworthiness and are monitored for improvement or deterioration.

         Loans are made primarily in the Bank's designated market area.

Regulation And Supervision

         Both the Corporation and the Bank operate in highly regulated environments and are subject to supervision and regulation by several governmental regulatory agencies, including the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the Office of the Comptroller of the Currency (the "OCC"), and the Federal Deposit Insurance Corporation (the "FDIC"). The laws and regulations established by these agencies are generally intended to protect depositors, not shareholders. Changes in applicable laws, regulations, governmental policies, income tax laws and accounting principles may have a material effect on our business and prospects. The following summary is qualified by reference to the statutory and regulatory provisions discussed.

         The Corporation

         The Bank Holding Company Act. Because the Corporation owns all of the outstanding capital stock of the Bank, it is registered as a bank holding company under the federal Bank Holding Company Act of 1956 and is subject to periodic examination by the Federal Reserve and required to file periodic reports of its operations and any additional information that the Federal Reserve may require.

         Investments, Control, and Activities. With some limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before acquiring another bank holding company or acquiring more than five percent of the voting shares of a bank (unless it already owns or controls the majority of such shares).

         Bank holding companies are prohibited, with certain limited exceptions, from engaging in activities other than those of banking or of managing or controlling banks. They are also prohibited from acquiring or retaining direct or indirect ownership or control of voting shares or assets of any company which is not a bank or bank holding company, other than subsidiary companies furnishing services to or performing services for their subsidiaries, and other subsidiaries engaged in activities which the Federal Reserve Board determines to be so closely related to banking or managing or controlling banks as to be incidental to these operations. The Bank Holding Company Act does not place territorial restrictions on the activities of such nonbanking-related activities.

         Bank holding companies which meet certain management, capital, and CRA standards may elect to become a financial holding company, which would allow them to engage in a substantially broader range of nonbanking activities than is permitted for a bank holding company, including insurance underwriting and making merchant banking investments in commercial and financial companies.

         The Corporation does not currently plan to engage in any activity other than owning the stock of the Bank.

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

         Certain regulatory capital ratios for the Corporation as of December 31, 2004 are shown below:

                Tier 1 Capital to Risk-Weighted Assets               9.0%
                Total Risk Based Capital to Risk-Weighted Assets    10.9%
                Tier 1 Leverage Ratio                                6.8%

         Dividends. The Federal Reserve's policy is that a bank holding company experiencing earnings weakness should not pay cash dividends exceeding its net income or which could only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. Additionally, the Federal Reserve possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

         Source of Strength. In accordance with Federal Reserve Board policy, the Corporation is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Corporation might not otherwise do so.

         The Bank

         General Regulatory Supervision. The Bank is organized under the laws of the United States of America and is subject to the supervision of the OCC, whose examiners conduct periodic examinations of national banks. The Bank must undergo regular on-site examinations by the OCC and must submit quarterly and annual reports to the OCC.

         The deposits of the Bank are insured by the Bank Insurance Fund ("BIF") administered by the FDIC and are subject to the FDIC's rules and regulations respecting the insurance of deposits. See "--Deposit Insurance."

         Lending Limits. Under federal law, the total loans and extensions of credit by a national bank to a borrower outstanding at one time and not fully secured may not exceed 15 percent of the bank's capital and unimpaired surplus. In addition, the total amount of outstanding loans and extensions of credit to any borrower outstanding at one time and fully secured by readily marketable collateral may not exceed ten percent of the unimpaired capital and unimpaired surplus of the bank (this limitation is separate from and in addition to the above limitation). If a loan is secured by United States obligations, such as treasury bills, it is not subject to the bank's legal lending limit.

         Deposit Insurance. Deposits in the Bank are insured by the FDIC up to a maximum amount, which is generally $100,000 per depositor subject to aggregation rules. The Bank is subject to deposit insurance assessment by the FDIC pursuant to its regulations establishing a risk-related deposit insurance assessment system, based upon the institution's capital levels and risk profile. The Bank is also subject to assessment for the Financial Corporation (FICO) to service the interest on its bond obligations. The amount assessed on individual institutions, including the Bank, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. Increases in deposit insurance premiums or changes in risk classification will increase the Bank's cost of funds, and we may not be able to pass these costs on to our customers. The Bank is not currently paying deposit insurance premiums to the FDIC, but was required to pay $25,500 for the FICO assessment for the first quarter in 2005.

         Transactions with Affiliates and Insiders. The Bank is subject to limitations on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets. The Bank is also prohibited from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

         Extensions of credit by the Bank to its executive officers, directors, certain principal shareholders, and their related interests must:

     o be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties; and

     o not involve more than the normal risk of repayment or present other unfavorable features.

         Dividends. Under federal law, the Bank may pay dividends from its undivided profits in an amount declared by its Board of Directors, subject to prior approval of the OCC if the proposed dividend, when added to all prior dividends declared during the current calendar year, would be greater than the current year's net income and retained earnings for the previous two calendar years.
         Federal law generally prohibits the Bank from paying a dividend to the Corporation if the depository institution would thereafter be undercapitalized. The FDIC may prevent an insured bank from paying dividends if the bank is in default of payment of any assessment due to the FDIC. In addition, payment of dividends by a bank may be prevented by the applicable federal regulatory authority if such payment is determined, by reason of the financial condition of such bank, to be an unsafe and unsound banking practice. In addition, the Bank is subject to certain restrictions imposed by the Federal Reserve on extensions of credit to the Corporation, on investments in the stock or other securities of the Corporation, and in taking such stock or securities as collateral for loans.

         Branching and Acquisitions. Under federal and Indiana law, the Bank may establish an additional banking location anywhere in Indiana. Federal law also allows bank holding companies to acquire banks anywhere in the United States subject to certain state restrictions, and permits an insured bank to merge with an insured bank in another state without regard to whether such merger is prohibited by state law. Additionally, an out-of-state bank may acquire the branches of an insured bank in another state without acquiring the entire bank if the law of the state where the branch is located permits such an acquisition. Bank holding companies may merge existing bank subsidiaries located in different states into one bank.

         Community Reinvestment Act. The Community Reinvestment Act requires that the OCC evaluate the record of the Bank in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could result in the imposition of additional requirements and limitations on the Bank.

         Capital Regulations. The OCC has adopted risk-based capital ratio guidelines to which the Bank is subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk.

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

         Certain regulatory capital ratios under the OCC's risk-based capital guidelines for the Bank at December 31, 2004 are shown below:

         Tier 1 Capital to Risk-Weighted Assets......................  8.6%

         Total Risk-Based Capital to Risk-Weighted Assets............ 10.5%

         Tier 1 Leverage Ratio.......................................  6.5%

         The federal bank regulators, including the OCC, also have issued a joint policy statement to provide guidance on sound practices for managing interest rate risk. The statement sets forth the factors the federal regulatory examiners will use to determine the adequacy of a bank's capital for interest rate risk. These qualitative factors include the adequacy and effectiveness of the bank's internal interest rate risk management process and the level of interest rate exposure. Other qualitative factors that will be considered include the size of the bank, the nature and complexity of its activities, the adequacy of its capital and earnings in relation to the bank's overall risk profile, and its earning exposure to interest rate movements. The interagency supervisory policy statement describes the responsibilities of a bank's board of directors in implementing a risk management process and the requirements of the bank's senior management in ensuring the effective management of interest rate risk. Further, the statement specifies the elements that a risk management process must contain.

         The OCC has also issued final regulations further revising its risk-based capital standards to include a supervisory framework for measuring market risk. The effect of these regulations is that any bank holding company or bank which has significant exposure to market risk must measure such risk using its own internal model, subject to the requirements contained in the regulations, and must maintain adequate capital to support that exposure. These regulations apply to any bank holding company or bank whose trading activity equals 10% or more of its total assets, or whose trading activity equals $1 billion or more. Examiners may require a bank holding company or bank that does not meet the applicability criteria to comply with the capital requirements if necessary for safety and soundness purposes. These regulations contain supplemental rules to determine qualifying and excess capital, calculate risk-weighted assets, calculate market risk equivalent assets and calculate risk-based capital ratios adjusted for market risk.

         The Bank is also subject to the "prompt corrective action" regulations, which implement a capital-based regulatory scheme designed to promote early intervention for troubled banks. This framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." As of December 31, 2004, the Bank was qualified as "well capitalized." It should be noted that a bank's capital category is determined solely for the purpose of applying the "prompt corrective action" regulations and that the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decrease, as it moves downward through the capital categories. Bank holding companies controlling financial institutions can be required to boost the institutions' capital and to partially guarantee the institutions' performance.

         Check Clearing for the 21st Century Act. Effective October 28, 2004, the Federal Reserve adopted final amendments to Regulation CC and its commentary to implement the Check Clearing for the 21st Century Act (the "Check 21 Act"). The Check 21 Act was enacted on October 28, 2003 and became effective on October 28, 2004.

         To facilitate check truncation and electronic check exchange, the Check 21 Act authorizes a new negotiable instrument called a "substitute check" and provides that a properly prepared substitute check is the legal equivalent of the original check for all purposes. A substitute check is a paper reproduction of the original check that can be processed just like the original check. The Check 21 Act does not require any bank to create substitute checks or to accept checks electronically. The Federal Reserve's amendments: (i) set forth the requirements of the Check 21 Act that apply to all banks, including those that choose not to create substitute checks; (ii) provide a model disclosure and model notices relating to substitute checks; and (iii) set forth bank endorsement and identification requirements for substitute checks. The amendments also clarify some existing provisions of the rule and commentary.

         USA Patriot Act. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act") is intended to strengthen the ability of U. S. Law Enforcement to combat terrorism on a variety of fronts. The potential impact of the USA Patriot Act on financial institutions is significant and wide-ranging. The USA Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all of the following matters, among others: money laundering, suspicious activities and currency transaction reporting; and currency crimes.

         Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. Among other requirements, the Sarbanes-Oxley Act established: (i) new requirements for audit committees of public companies, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the chief executive officers and chief financial officers of reporting companies; (iii) new standards for auditors and regulation of audits;
(iv) increased disclosure and reporting obligations for reporting companies regarding various matters relating to corporate governance, and (v) new and increased civil and criminal penalties for violation of the securities laws.

         Other Regulations.

         Federal law extensively regulates other various aspects of the banking business such as reserve requirements. Current federal law also requires banks, among other things to make deposited funds available within specified time periods. In addition, with certain exceptions, a bank and a subsidiary may not extend credit, lease or sell property or furnish any services or fix or vary the consideration for the foregoing on the condition that (i) the customer must obtain or provide some additional credit, property or services from, or to, any of them, or (ii) the customer may not obtain some other credit, property or service from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of credit extended.

         An insured bank subsidiary may act as an agent for an affiliated bank or thrift in offering limited banking services (receive deposits, renew time deposits, close loans, service loans and receive payments on loan obligations) both within the same state and across state lines.

         Interest and other charges collected or contracted by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as the:

     o Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

     o Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

     o Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

     o Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

     o Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

     o rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

         The deposit operations of the Bank also are subject to the:

     o Customer Information Security Guidelines. The federal bank regulatory agencies have adopted final guidelines (the "Guidelines") for safeguarding confidential customer information. The Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors, to create a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information; and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

     o Electronic Funds Transfer Act, and Regulation E. The Electronic Funds Transfer Act, which is implemented by Regulation E, governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking service.


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

         Enforcement Powers. Federal regulatory agencies may assess civil and criminal penalties against depository institutions and certain "institution-affiliated parties," including management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs. In addition, regulators may commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, regulators may issue cease-and-desist orders to, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the regulator to be appropriate.

         Effect of Governmental Monetary Policies. The Corporation's earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

Available Information
---------------------
         All reports filed electronically by the Corporation with the United States Securities and Exchange Commission (SEC), including the Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current event reports on Form 8-K, as well as any amendments to those reports, are accessible at no cost on the Corporation's Web site at www.nbofi.com. These filings are also accessible on the SEC's Web site at www.sec.gov.

Item 2.  Property
-----------------

         The Bank owns the downtown office building which houses its main office as well as the Corporation's main office at 107 North Pennsylvania Street, Indianapolis, Indiana. The Bank and the Corporation utilize six floors of this ten-story building, and lease the remainder to other business enterprises.

         The Bank opened its first neighborhood bank office in February 1995 at 84th and Ditch Road. The Bank also opened a neighborhood bank office at 82nd and Bash Road on the northeast side of Indianapolis in December 1995. The Bank owns the land and the premises for both of these offices. In March 1996, the Bank opened an office in the Chamber of Commerce building at 320 N. Meridian Street in the downtown Indianapolis area. The Bank leases the premises at this banking office. In March 1998, the Bank opened an office at 4930 North Pennsylvania Street and leases the premises at this banking office. In June 1999, the Bank opened an office in the AUL Office Complex located at One American Square in the downtown Indianapolis area. The Bank leases the premises at this banking center. In September 2000, the Bank opened an office at 650 East Carmel Drive in Carmel. This office is located in Hamilton County which is north of Indianapolis. The Bank leases the premises at this banking office. In July 1997, the Bank purchased a parcel of land in Greenwood for future business development. In October 2001, the Bank opened an office at 1675 West Smith Valley Road in Greenwood. The Bank leases the premises at this banking office. In 2004, the bank started construction of an office located at 105th Street and Michigan Road. This office is located in Hamilton County and opened for business on January 18, 2005. The bank leases the land on which the building is constructed.

         The Bank has installed a remote ATM at the Indianapolis City Market, Parkwood Crossing, and Meridian Mark II Office Complex. These remote ATMs provide additional banking convenience for the customers of the Bank, and generate an additional source of fee income for the Bank.

         The Corporation's properties are in good physical condition and are considered by the Corporation to be adequate to meet the needs of the Corporation and the Bank and the banking needs of the customers in the communities served.


Item 3.  Legal Proceedings
--------------------------

         Neither the Corporation nor the Bank are involved in any material pending legal proceedings at this time, other than routine litigation incidental to its business.


Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

         None.

PART II

Item 5. Market Price for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
-------------------------------------------------------------------------

         Shares of the common stock of the Corporation are not traded on any national or regional exchange or in the over-the-counter market. Accordingly, there is no established market for the common stock. These are occasional trades as a result of private negotiations which do not always involve a broker or a dealer. The table below lists the high and low prices per share of which management is aware of during 2004 and 2003. There may have been other trades at other prices of which management is not aware. Management does not have knowledge of the price paid in all transactions and has not verified the accuracy of those prices that have been reported to it. Because of the lack of an established market for the common shares of the Corporation, these prices would not necessarily reflect the prices which the shares would trade in an active in an active market.

-----------------------------------------------------------------------------
                                 Price per Share
-----------------------------------------------------------------------------
      Quarter                      High                         Low
      -------                      ----                         ---
-----------------------------------------------------------------------------
                           2004            2003         2004           2003
-----------------------------------------------------------------------------
   First Quarter          $33.00          $30.00       $31.25         $29.50
-----------------------------------------------------------------------------
   Second Quarter         $33.00          $31.00       $32.50         $30.75
-----------------------------------------------------------------------------
   Third Quarter          $33.75          $31.50       $32.75         $31.00
-----------------------------------------------------------------------------
   Fourth Quarter         $34.50          $31.88       $33.19         $30.88
-----------------------------------------------------------------------------

         The Corporation had 652 shareholders on record as of March 24, 2005.

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

         On October 27, 2004 the Corporation sold a total of 2,000 share of commons stock for an aggregate amount of $30,000 to a director of the Corporation pursuant to the exercise of stock options. On December 1, 2004 the Corporation sold a total of 700 shares of common stock for an aggregate amount of $13,300 to an officer of the Corporation pursuant to the exercise of stock options. As previously reported in the Corporation's prior filings with the Securities and Exchange Commission, the Corporation sold pursuant to the exercise by employees and directors of stock options an aggregate of 42,931 shares for $462,353 during the third quarter of 2004, an aggregate of 50,800 shares for $631,950 during the second quarter of 2004, and an aggregate of 5,500 shares for $55,000 during the first quarter of 2004. All of these shares were sold in private placements pursuant to Section 4(2) of the Securities Act of 1933.

         In January 2003 the Board of Directors of the Corporation authorized a repurchase program entitled "Program One" and "Program Two". Program One covers employees and directors and is effective through December 2005 unless terminated earlier by the Board of Directors. Under Program One, the Corporation may spend up to $5,500,000 in individually negotiated transactions to repurchase its shares from employees and directors who wish to sell their stock. Program Two covers all other shareholders and was initially due to expire December 2004 unless terminated earlier by the Board of Directors. During the fourth quarter of 2004, the Board authorized the extension of Program Two until December 2005 unless terminated earlier by the Board of Directors. Under Program Two, the Corporation may spend up to $7,600,000 in individually negotiated transactions to repurchase its shares from shareholders who wish to sell. On June 3, 2003, a letter was sent to all shareholders announcing the Board's authorization of Program Two. Neither plan was terminated during 2004.

         During 2004, the Corporation repurchased in the aggregate, 114,421 shares for an aggregate cost of $3,779,334. The following table provides information with respect to shares repurchased by the Corporation during fourth quarter 2004:

-------------------------------------------------------------------------------------------------------------------
                                                                                                Maximum Number (or
                                                                         Total Number of        Approximate Dollar
                          Total Number of                                Shares Purchased as    Value) of Shares
Period                    Shares Purchased                               Part of Publicly       that May Yet Be
                          during 4th quarter     Average Price Paid      Announced Plans or     Purchased Under the
                          2004                   per Share               Programs**             Plans or Programs
-------------------------------------------------------------------------------------------------------------------
10/01/04 -
10/31/04                          2,623                  $34.00                  2,623               $4,611,698
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
11/01/04 -
11/30/04                          4,200                  $34.00                  4,200               $4,472,146
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
12/01/04 -
12/31/04                          5,115                  $34.50                  5,115               $4,295,679
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Total                            11,938                       *                 11,938               $4,295,679
-------------------------------------------------------------------------------------------------------------------


         * The weighted average price per share for the period October 2004 through December 2004 was $33.94.

         ** All shares repurchased by the Corporation in 2004 were completed pursuant to Program One and Program Two.

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

                                                                                      Year Ended December 31
                                                              2004        2003        2002        2001        2000        1999
                                                           ---------------------------------------------------------------------
Consolidated Operating Data:
     Interest income                                       $  38,524   $  34,560   $  35,095   $  38,801   $  35,319   $  26,247
     Interest expense                                         12,962      11,950      14,061      20,953      19,786      14,355
        Net interest income                                   25,561      22,610      21,034      17,848      15,533      11,892
     Provision for loan losses                                 1,320       1,200       1,500       1,440       1,440       1,010
        Net income after provision for loan losses            24,241      21,410      19,534      16,408      14,093      10,882
     Securities losses net                                       (84)        (37)         --          --          --          --
     Other operating income                                    7,177       7,951       7,475       5,923       4,278       3,363
     Other operating expenses                                 22,602      20,984      19,452      16,821      14,002      11,198
     Net income before taxes                                   8,816       8,377       7,557       5,510       4,369       3,047
     Federal and state income tax                              3,135       3,213       3,000       2,140       1,719       1,217
     Net income                                                5,681       5,164       4,557       3,370       2,650       1,830

Consolidated Balance Sheet Data (at end of period):
     Total assets                                          $ 880,914   $ 812,599   $ 726,514   $ 670,697   $ 533,767   $ 429,501
     Total investment securities (including stock
       in Federal Banks)                                     151,799     125,247     117,485      39,049      89,379      55,660
     Total loans                                             656,453     597,063     528,911     452,060     361,602     311,478
     Allowance for loan losses                                (7,796)     (8,030)     (7,227)     (5,987)     (4,701)     (3,393)
     Deposits                                                693,431     637,537     544,343     506,125     410,434     345,008
     Shareholders' equity                                     46,544      42,678      41,247      28,470      24,660      21,636
     Weighted average shares outstanding                       2,303       2,343       2,289       1,917       1,908       1,889

Per Share Data:
     Basic net income per common share (1)                 $    2.47   $    2.20   $    1.99   $    1.76   $    1.39   $    0.97
     Cash dividends declared                                       0           0           0           0           0           0
     Book value (2)                                            19.81       18.14       16.89       14.48       12.60       11.09

Other Statistics and Operating Data:
     Return on average assets                                    0.7%        0.7%        0.7%        0.5%        0.6%        0.5%
     Return on average equity                                   12.8%       12.1%       12.2%       12.7%       11.4%        8.9%
     Net interest margin (3)                                     3.1%        3.1%        3.2%        3.0%        3.5%        3.2%
     Average loans to average deposits                          89.0%       95.7%       90.8%       90.8%       90.3%       83.4%
     Allowance for loan losses to loans at end of period         1.2%        1.3%        1.4%        1.3%        1.3%        1.1%
     Allowance for loan losses to non-performing loans         255.1%      164.8%      223.8%      717.0%      518.8%      881.5%
     Non-performing loans to loans at end of period              0.5%        0.8%        0.6%        0.2%        0.3%        0.1%
     Net charge-offs to average loans                            0.3%        0.1%        0.1%        0.0%        0.0%        0.1%
     Number of offices                                             9           8           8           8           7           6
     Number of full and part-time employees                      196         180         176         165         144         127
     Number of Shareholders of Record                            632         645         647         634         640         619

Capital Ratios:
     Average shareholders' equity to average assets              5.2%        5.6%        5.4%        4.3%        4.8%        5.1%
     Equity to assets                                            5.3%        5.3%        5.7%        4.2%        4.6%        5.0%
     Total risk-based capital ratio (Bank only)                 10.5%       10.2%       10.1%       10.6%       11.1%       10.2%

(1)  Based upon weighted average shares outstanding during the period.
(2)  Based on Common Stock outstanding at the end of the period.
(3)  Net interest income as a percentage of average interest-earning assets.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

The following discussion and analysis of the Corporation relates to the years ended December 31, 2004, 2003 and 2002 and should be read in conjunction with the Corporation's Consolidated Financial Statements and Notes thereto included elsewhere herein.

Overview

         The primary source of the Bank's revenue is net interest income from loans and deposits, and fees from financial services provided to customers. Overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace tend to influence business volumes.

         The Corporation monitors the impact of changes in interest rates on its net interest income. One of the primary goals of asset/liability management is to maximize net interest income and the net value of future cash flows within authorized risk limits. At December 31, 2004 the interest rate risk position of the Corporation was asset sensitive. Maintaining an asset sensitive interest rate risk position means that net income should increase as rates rise and decrease as rates fall.

         Due to record low interest rates in 2003, there was an increase in refinancing activity and mortgage loan sales by the Corporation. There has been a significant decrease in mortgage loan refinancing during 2004 resulting in less sales by the Corporation causing a decrease in other income.

         Net income is affected by the provision for loan losses. Management performs an evaluation as to the amounts required to maintain an allowance adequate to provide for potential losses inherent in the loan portfolio. The level of this allowance is dependent upon the total amount of past due and non-performing loans, general economic conditions and management's assessment of potential losses based upon internal credit evaluations of loan portfolios and particular loans. It has been our experience that improved economic strength generally will translate into better credit quality in the banking industry. Management believes that the reserve for loan losses are adequate.

         The risks and challenges that management believes will be important during 2005 are price competition for loans and deposits by new market entrants as well as established competitors, and continued lower mortgage loan volume as compared to 2003 and 2002, leading to lower gains on sales of mortgage loans.

Results of Operations

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003 and Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

         The Corporation's results of operations depend primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. The Corporation had net income of $5,681,049 for the year ended December 31, 2004 compared to net income of $5,164,200 for the year ended December 31, 2003 and net income of $4,556,836 for the year ended December 31, 2002. This change is primarily due to the growth of the Bank allowing for more interest earning assets and net interest income compared to the same period during 2003 and 2002, thereby offsetting more of the operating expenses.

         The Bank experienced growth during the past three years. Total assets increased $68,314,965 or 8.4% to $880,913,779 for the year ended December 31, 2004 from $812,598,814 for the year ended December 31, 2003 and total assets increased from $726,514,473 for the year ended December 31, 2002. This growth is in part due to an increase in customers as a result of local bank mergers/consolidations and the addition of experienced corporate and private bankers to the staff.

Net Interest Income

         The following table details the components of net interest income for the years ended December 31, 2004, 2003, and 2002 (in 000's):

The following table details the components of net interest income for the years ended December 31, 2004, 2003, and 2002 (in 000's):

                                                     Year ended                                  Year ended
                                                     December 31          $        %             December 31           $       %
                                                  2004        2003     Change   Change         2003       2002      Change  Change
                                            -------------------------------------------  -------------------------------------------
Interest income:
      Interest and fees on loans                $ 33,306   $ 31,010    $ 2,296    7.4%       $ 31,010   $ 30,593   $    417    1.4%
      Interest on investment securities            4,403      3,020      1,383   45.8%          3,020      3,683       (663) -18.0%
      Interest on federal funds sold                 725        432        293   67.8%            432        573       (141) -24.6%
      Interest on reverse repurchase agreements       90         98         (8)  -8.2%             98        245       (147) -60.0%
                                            -------------------------------------------  -------------------------------------------
Total interest income                           $ 38,524   $ 34,560    $ 3,964   11.5%       $ 34,560   $ 35,094   $   (534)  -1.5%

Interest expense:
      Interest on deposits                       $ 8,975    $ 7,668    $ 1,307   17.0%        $ 7,668    $ 9,145   $ (1,477) -16.2%
      Interest on repurchase agreements              570        381        189   49.6%            381        752       (371) -49.3%
      Interest on FHLB advances                    1,775      2,414       (639) -26.5%          2,414      2,721       (307) -11.3%
      Interest on long term debt                   1,642      1,487        155   10.4%          1,487      1,444         43    3.0%
                                            -------------------------------------------  -------------------------------------------
Total interest expense                          $ 12,962   $ 11,950    $ 1,012    8.5%       $ 11,950   $ 14,062   $ (2,112) -15.0%
                                            -------------------------------------------  -------------------------------------------
Net interest income                             $ 25,562   $ 22,610    $ 2,952   13.1%       $ 22,610   $ 21,032   $  1,578    7.5%
                                            ===========================================  ===========================================


         The increase in interest income is due to the higher yields on federal funds sold, growth in investment securities portfolio and in the loan portfolio. During 2004, the prime interest rate increased by 125 basis points to 5.25% as of December 31, 2004 from 4.00% as of December 31, 2003. The prime rate increases did not begin until June 30, 2004.

         The following table shows the prime rate in effect as of each year end and also shows the significant interest rate decreases by the Federal Reserve in 2001 as well as smaller decreases in 2002 and 2003:

                         Date                         Prime Rate
                         ----                         ----------
                  December 31, 2000                     9.50%
                  December 31, 2001                     4.75%
                  December 31, 2002                     4.25%
                  December 31, 2003                     4.00%
                  December 31, 2004                     5.25%


         Net interest income increased for the year ended December 31, 2004 compared to the year ended December 31, 2003 and 2002. The overall increase between 2004 and 2003 was 13.1% and between 2003 and 2002 increased by 7.5%. The overall increase was lower between 2003 and 2002 because of the overall lower interest rate environment. In 2003 and 2002, there was a compression of the spread between the yield earned on loans and the yield paid on deposits due to the lower interest rate environment.

         The following table details average balances, interest income / expense and average rates / yields for the Bank's earning assets and interest bearing liabilities for the years ended December 31, 2004, 2003 and 2002 (in 000's):

                                                2004                            2003                               2002
                                              Interest   Average              Interest    Average                Interest   Average
                                     Average   Income/     Rate/     Average   Income/      Rate/      Average    Income/     Rate/
                                     Balance   Expense     Yield     Balance   Expense      Yield      Balance    Expense     Yield
                                   ------------------------------  -------------------------------  --------------------------------
Assets:
Federal Funds                       $ 42,637     $ 725     1.70%    $ 39,961     $ 432      1.08%     $ 34,992      $ 573     1.64%
Reverse Repurchase Agreements          9,180        90     0.98%      10,986        98      0.89%       15,548        245     1.58%
Investments                          159,795     4,403     2.76%     115,597     3,020      2.61%      130,832      3,683     2.82%
Loans (gross)                        612,096    33,306     5.44%     562,587    31,010      5.51%      483,562     30,593     6.33%

                                   ------------------------------  -------------------------------  --------------------------------
Total earning assets               $ 823,708  $ 38,524     4.68%   $ 729,131  $ 34,560      4.74%    $ 664,934   $ 35,094     5.28%
Non-earning assets                    39,950                          37,076                            44,413

                                   ----------                      ----------                       -----------
Total assets                       $ 863,658                       $ 766,207                         $ 709,347
                                   ==========                      ==========                       ===========


Liabilities:
Interest bearing DDA                $ 84,954     $ 665     0.78%    $ 69,194     $ 576      0.83%     $ 57,430      $ 574     1.00%
Savings                              333,840     4,910     1.47%     275,108     3,764      1.37%      248,487      4,162     1.67%
CD's under $100,000                   56,540     1,695     3.00%      54,146     1,752      3.24%       57,954      2,496     4.31%
CD's over $100,000                    49,265     1,323     2.69%      40,430     1,186      2.93%       36,840      1,421     3.86%
Individual Retirement Accounts        12,705       382     3.01%      11,848       390      3.29%       10,885        492     4.52%
Repurchase Agreements                 74,794       570     0.76%      71,352       381      0.53%       70,121        752     1.07%
FHLB Advances/Other                   34,317     1,775     5.17%      46,052     2,414      5.24%       48,926      2,721     5.56%
Subordinated Debt                      3,992       154     3.86%       1,145        43      3.76%
Long Term Debt                        13,918     1,488    10.69%      13,500     1,444     10.70%       13,500      1,444    10.70%

                                   ------------------------------  -------------------------------  --------------------------------
Total Interest Bearing Liabilities $ 664,325  $ 12,962     1.95%   $ 582,775  $ 11,950      2.05%    $ 544,143   $ 14,062     2.58%
Non-Interest Bearing Liabilities     150,357                         136,846                           116,295
Other Liabilities                      4,460                           3,841                             3,726

                                   ----------                      ----------                       -----------
Total Liabilities                  $ 819,142                       $ 723,462                         $ 664,164
Equity                                44,516                          42,745                            45,183

                                   ----------                      ----------                       -----------
Total Liabilities & Equity         $ 863,658                       $ 766,207                         $ 709,347
                                   ==========                      ==========                       ===========


Recap:
Interest Income                               $ 38,524     4.68%              $ 34,560      4.74%                $ 35,094     5.28%
Interest Expense                                12,962     1.95%                11,950      2.05%                  14,062     2.58%

                                             --------------------            ---------------------             ---------------------
Net Interest Income/Spread                    $ 25,562     2.73%              $ 22,610      2.69%                $ 21,032     2.69%
                                             ====================            =====================             =====================

Contribution of Non-Interest
  Bearing Funds                                            0.38%                            0.41%                             0.47%

Net Interest Margin                                        3.10%                            3.10%                             3.16%
                                                       ==========                      ===========                       ===========

NOTE: Average balances computed using daily actual balances. The average loan balance includes non-accrual loans and the interest recognized prior to becoming non-accrual is reflected in the interest income for loans.

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

Net Interest Income Changes Due to Volume and Rates (in 000's):
---------------------------------------------------------------

                                                                             Year Ended December 31

                                         2004 Changes from 2003           2003 Changes from 2002           2002 Changes from 2001
                                      Net       Due to     Due to      Net       Due to     Due to      Net       Due to     Due to
                                     Change      Rate      Volume     Change      Rate      Volume     Change      Rate      Volume
Interest earning assets:
      Federal funds sold            $   293    $   247    $    46    $  (141)   $  (195)   $    54    $  (472)   $  (593)   $   121
      Reverse repurchase agreements      (8)        10        (18)      (147)      (106)       (41)      (558)      (359)      (199)
      Investment securities           1,383        165      1,218       (663)      (265)      (398)    (2,471)    (2,473)         2
      Loans                           2,296       (398)     2,694        417     (3,939)     4,356       (206)    (5,280)     5,074
                                    -----------------------------    -----------------------------    -----------------------------
          TOTAL                     $ 3,964    $    24    $ 3,940    $  (534)   $(4,505)   $ 3,971    $(3,707)   $(8,704)   $ 4,997

Interest bearing liabilities:
      Demand deposits               $    89    $   (34)   $   123    $     2    $   (96)   $    98    $  (122)   $  (210)   $    88
      Savings deposits                1,146        282        864       (398)      (762)       364     (2,532)    (3,460)       928
      CDs under $100,000                (57)      (129)        72       (744)      (621)      (123)    (1,129)      (939)      (190)
      CDs over $100,000                 137       (100)       237       (235)      (340)       105       (905)      (776)      (129)
      Individual retirement accounts     (8)       (34)        26       (102)      (134)        32        (87)      (135)        48
      Repurchase agreements             189        163         26       (371)      (378)         7     (2,404)    (2,163)      (241)
      FHLB Advances                    (639)       (32)      (607)      (307)      (156)      (151)       287       (132)       419
      Subordinated debt                 111          1        110         43         --         43         --         --         --
      Long term debt                     44         (1)        45         --         --         --          1          1         --
                                    -----------------------------    -----------------------------    -----------------------------
          TOTAL                     $ 1,012    $   116    $   896    $(2,112)   $(2,487)   $   375    $(6,891)   $(7,813)   $   922
                                    -----------------------------    -----------------------------    -----------------------------

Net change in Net Interest Income   $ 2,952    $   (92)   $ 3,044    $ 1,578    $(2,018)   $ 3,596    $ 3,184    $  (891)   $ 4,075
                                    =============================    =============================    =============================


NOTE: Due to Rate Increase was calculated by taking the change in the rate times the prior year average balance. Due to volume increase was calculated by taking the change in average balance times the prior year rate.


         Interest on federal funds sold increased for the year ended December 31, 2004 compared to the year ended December 31, 2003; however interest earned on federal funds sold decreased for the year ended December 31, 2003 as compared to the year ended December 31, 2002. The increase is due to rising interest rates during the last six months in 2004 as compared to previous years. The weighted average rate was 1.70% for the year ended December 31, 2004 compared to a weighted average rate of 1.08% and 1.64% for the years ended December 31, 2003 and 2002, respectively. The average balance for federal funds sold increased for the year ended December 31, 2004 compared to the years ended December 31, 2003 and 2002.

         Interest on reverse repurchase agreements decreased for the year ended December 31, 2004 compared to the years ended December 31, 2003 and 2002. The change is the result of a decrease in the average balance of reverse repurchase agreements for the year ended December 31, 2004 compared to the years ended December 31, 2003 and 2002.

The weighted average rate was approximately 0.98% for the year ended December 31, 2004 compared to a weighted average rate of .89% and 1.58% for the years ended December 31, 2003 and 2002, respectively.

         Investment portfolio income increased for the year ended December 31, 2004 compared to the years ended December 31, 2003 and 2002. The increase is due to an increase in volume and an increase in interest rates in 2004 as compared to previous years. The weighted average rate of the investment portfolio was 2.76% for the year ended December 31, 2004 compared to 2.61% and 2.82% for the years ended December 31, 2003 and 2002, respectively.

         Interest on loans increased for the year ended December 31, 2004 compared to the years ended December 31, 2003 and 2002. Average total loans for the year ended December 31, 2004 increased compared to the years ended December 31, 2003 and 2002. The increase in the average total loans was partially offset by lower interest rates during the first six months of 2004. The loan portfolio produces the highest yield of all earning assets. The increased loan growth is the result of new clients and the addition of experienced corporate bankers to the staff.

         Total interest expense increased for the year ended December 31, 2004 compared to the year ended December 31, 2003, but was lower compared to the year ended December 31, 2002. The increase in 2004 as compared to 2003 is due to an increase in volume and an increase in the interest rates during the last six months in 2004. The decrease in comparing 2003 to 2002 is due to low interest rate environment for 2003.

         Total average interest bearing liabilities for the year ended December 31, 2004 increased compared to the years ended December 31, 2003 and 2002. The average cost of interest bearing liabilities for the year ended December 31, 2004 was approximately 2.0% as compared of 2.1% for the year ended December 31, 2003 and 2.6% for the year ended December 31, 2002. This rate decrease is due to an overall interest rate decrease in the market and due to the run off of higher priced deposits being replaced by lower priced deposits.

Provision for Loan Losses
-------------------------

         The amount charged to the provision for loan losses by the Bank is based on management's evaluation as to the amounts required to maintain an allowance adequate to provide for potential losses inherent in the loan portfolio. The level of this allowance is dependent upon the total amount of past due and non-performing loans, general economic conditions and management's assessment of potential losses based upon internal credit evaluations of loan portfolios and particular loans. It has been our experience that improved economic strength generally will translate into better credit quality in the banking industry. Management believes that our reserves for loan losses are adequate. Loans are principally to borrowers in central Indiana.

                                                                         Year ended
                                                                         December 31,
                                      2004               2003               2002               2001               2000
                                ---------------   ----------------    ---------------    ---------------    ---------------
Beginning of Period                 $8,029,596        $ 7,227,000        $ 5,986,965         $4,700,672         $3,392,587
     Provision for loan losses       1,320,000          1,200,000          1,500,000          1,440,000          1,440,000

     Losses charged to the reserve
         Commercial                  1,133,994            506,413            207,716            102,315            139,294
         Real Estate                   280,394              1,297             21,800             18,772             30,168
         Installment                   132,993              2,185              2,052             10,766             16,052
         Credit Cards                   65,420             26,922             53,661             46,468             12,351
                                ---------------   ----------------    ---------------    ---------------    ---------------
                                     1,612,802            536,816            285,229            178,321            197,865

     Recoveries
         Commercial                     16,247            121,918             17,024             23,868             65,281
         Real Estate                    26,836             16,438                  -                  -                  -
         Installment                    12,354                105                266                463                266
         Credit Cards                    3,572                950              7,974                283                403
                                ---------------   ----------------    ---------------    ---------------    ---------------
                                        59,009            139,412             25,264             24,614             65,950

                                ---------------   ----------------    ---------------    ---------------    ---------------
End of Period                       $7,795,803        $ 8,029,596        $ 7,227,000         $5,986,965         $4,700,672
                                ===============   ================    ===============    ===============    ===============

Allowance as a % of Loans                1.19%              1.34%              1.37%              1.32%              1.30%


Other Operating Income
----------------------

         The following table details the components of other operating income for the years ended December 31, 2004, 2003, and 2002 (in 000's):

                                                       December 31          $        %           December 31         $         %
                                                     2004       2003     Change   Change       2003       2002    Change    Change
                                                 ----------------------------------------  ----------------------------------------
    Wealth Management                              $ 2,490    $ 1,987    $ 503     25.3%     $ 1,987    $ 2,323   $ (336)   -14.5%
    Service charges and fees on deposit accounts     2,131      2,410     (279)   -11.6%       2,410      2,227      183      8.2%
    Building rental income                             485        548      (63)   -11.5%         548        480       68     14.2%
    Net gain on sale of mortgage loans                 157      1,056     (899)   -85.1%       1,056        706      350     49.6%
    Interchange income                                 594        542       52      9.6%         542        526       16      3.0%
    Net losses on securities                           (84)       (37)     (47)   127.0%         (37)         -      (37)   -
    Other                                            1,403      1,445      (42)    -2.9%       1,445      1,213      231     19.0%
                                                 ----------------------------------------  ----------------------------------------
Total operating income                             $ 7,176    $ 7,951   $ (775)    -9.7%     $ 7,951    $ 7,475    $ 475      6.4%
                                                 ========================================  ========================================

         Other operating income decreased for the year ended December 31, 2004 compared to the years ended December 31, 2003 and 2002. There are several components contributing to the overall decrease.

         Net gain on sale of mortgage loans decreased for the year ended December 31, 2004 compared to the years ended December 31, 2003 and 2002. During 2003, as a result of lower interest rates, mortgage originations increased causing the sale of bulk mortgages to increase. During 2004, long term the interest rates remained steady and mortgage originations decreased resulting in decreased mortgage sales. The Mortgage Division originated in excess of $46 million in mortgage loans, while selling over $32 million to the secondary market during 2004. During 2003, the Mortgage Division originated in excess of $100 million in mortgage loans, while selling over $70 million to the secondary market.

          Service charges and fees on deposit accounts decreased for the year ended December 31, 2004 compared to the year ended December 31, 2003. The decrease is attributable to lower overdraft and NSF fees assessed. Also, contributing to the decrease was an increase in the earnings credit rate paid on business demand deposits which decreases the service charges accessed. Service charges and fees on deposit accounts increased for the year ended December 31, 2003 compared to the year ended December 31, 2002. This increase is attributable to the increase in average demand deposit accounts for the year ended December 31, 2003 compared to the years ended December 31, 2002.

         Building rental income from the other tenants in the Corporation's main office building decreased for the year ended December 31, 2004 compared to the year ended December 31, 2003. The decrease is attributable to fewer tenants in the building and the Corporation occupying more space in the building. Building rental income increased for the year ended December 31, 2003 as compared to the year ended December 31, 2002. This is due to new tenants in the building in 2003 compared to the same period in 2002.

         During the first quarter of 2004, a net loss on the sale of two available for sale securities was recorded. During the third quarter of 2003, a net loss on the sale of four available for sale securities was recorded.

The securities were replaced with higher yielding investments to place the portfolio in a better position for rising interest rates.

         Wealth Management fees and commissions increased for the year ended December 31, 2004 compared to the year ended December 31, 2003. The increase is attributable to the overall price appreciation in the stock and treasury markets, an increase in assets under management and a change in accounting estimate related to the accrual of fees during 2003. Wealth Management fees decreased for the year ended December 31, 2003 compared to the year ended December 31, 2002. The decrease is attributable to an overall decline in the stock and treasury markets and a change in accounting estimate related to the accrual of fees during 2003.

Other Operating Expenses

         The following table details the components of other operating expenses for the years ended December 31, 2004, 2003, and 2002 (in 000's):

                                                    Year ended                                 Year ended
                                                    December 31        $         %             December 31           $         %
                                                 2004       2003    Change    Change        2003        2002    Change    Change
                                             -----------------------------------------  -----------------------------------------
     Salaries, wages and employee benefits    $ 14,133   $ 12,122   $ 2,011     16.6%    $ 12,122    $ 11,278    $ 844       7.5%
     Occupancy                                   1,391      1,409       (18)    -1.3%       1,409       1,450      (41)     -2.8%
     Furniture and equipment                       804        891       (87)    -9.8%         891         896       (5)     -0.6%
     Professional services                       1,169        886       283     31.9%         886         744      142      19.1%
     Data processing                             1,439      1,362        77      5.7%       1,362       1,289       73       5.7%
     Business development                          898        838        60      7.2%         838         735      103      14.0%
     Mortgage servicing rights impairment
       (recoveries) charges                       (256)       345      (601)  -174.2%         345         261       84      32.2%
     Other                                       3,024      3,131      (107)    -3.4%       3,131       2,799      332      11.9%
                                             -----------------------------------------  -----------------------------------------
Total other operating expenses                $ 22,602   $ 20,984   $ 1,618      7.7%    $ 20,984    $ 19,452  $ 1,532       7.9%
                                             =========================================  =========================================

         Other operating expenses increased for the year ended December 31, 2004 compared to the years ended December 31, 2003 and 2002.

         Salaries, wages and employee benefits increased for the year ended December 31, 2004 compared to the years ended December 31, 2003 and 2002. This increase is primarily due to annual merit increases of employees, increased FICA expense related to the cliff vesting of restricted stock for officers of the Bank, increase in bonus accrual, employee relations and training expenses, and the increase in the number of employees to 181 full time equivalents at December 31, 2004 from 173 full time equivalents at December 31, 2003 and from 167 full time equivalents at December 31, 2002.

         Occupancy expense decreased for the year ended December 31, 2004 compared to the years ended December 31, 2003 and 2002. This is attributable to lower building maintenance and repair expense.

         Furniture and equipment expense decreased for the year ended December 31, 2004 compared to the year ended December 31, 2003 and 2002. This decrease is primarily due to decreases in expenses related to fully depreciated assets at the older banking centers and main office.

         Professional services expense increased for the year ended December 31, 2004 compared to the year ended December 31, 2003 and 2002. The increase is primarily due to additional expense incurred for legal fees related to troubled loans and accounting fees related to new regulations mandated by the Sarbanes-Oxley Act of 2002, advertising agency fees and consulting fees.

         Data processing expenses increased for the year ended December 31, 2004 compared to the years ended December 31, 2003 and 2002 primarily due to increased service bureau fees relating to increased transaction activity by the Bank and the Wealth Management department.

         Business development expenses increased for the year ended December 31, 2004 compared to the years ended December 31, 2003 and 2002 due to increased customer entertaining and public relations expense.

         Due to the overall lower interest rates in 2002 and 2003, there were many mortgage loan refinances and the Corporation had increased mortgage sales. As of December 31, 2003, a valuation reserve of $606,276 was recognized for mortgage servicing rights. The valuation reserve for mortgage servicing rights decreased to $350,136 as of December 31, 2004. The Corporation recorded a partial recovery of pervious period impairments of the mortgage servicing rights due to higher interest rates which caused a significant slow down in mortgage refinances and prepayments of existing mortgages.

Tax (Benefit)/Expense

         The Corporation applies a federal income tax rate of 34% and a state tax rate of 8.5% in the computation of tax expense. The provision for income taxes consisted of the following:

                                          2004         2003          2002
                                       -------------------------------------
                Current tax expense    $2,940,441   $3,592,053    $3,636,852
                Deferred tax benefit      194,557     (379,263)     (636,573)
                                       -------------------------------------
                                       $3,134,998   $3,212,790    $3,000,279
                                       =====================================

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

         The components of the Corporation's net deferred tax assets in the consolidated balance sheet as of December 31, 2004 and 2003 are as follows:

                                                2004              2003
                                           -------------------------------
Deferred tax assets:
   Allowance for loan losses                 $3,087,918        $3,180,523
   Other                                      1,145,500           706,760
                                           -------------------------------
     Total deferred tax assets                4,233,418         3,887,283
Deferred tax liability:
   Mortgage servicing rights                   (483,866)         (356,080)
   Other                                             --            (7,266)
                                           -------------------------------
     Total deferred tax liabilities            (483,866)         (363,346)
                                           -------------------------------
     Net deferred tax assets                 $3,749,552        $3,523,937
                                           ===============================


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

Liquidity and Interest Rate Sensitivity

         The Corporation must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Maintaining an adequate liquidity position is accomplished through the management of the liquid assets - those which can be converted into cash - and access to additional sources of funds. The Corporation must monitor its liquidity ratios as established in the Asset/Liability Committee ("ALCO") Policy. In addition, the Corporation has established a contingency funding plan to address liquidity needs in the event of depressed economic conditions. The liquidity position is continually monitored and reviewed by ALCO.

         The Corporation has many sources of funds available, they include: overnight federal funds sold, investments available for sale, maturity of investments held for sale, deposits, Federal Home Loan Bank ("FHLB") advances, and issuance of debt. Funding sources did not change significantly during 2004. Deposits are the most significant funding source and loans are the most significant use of funds for the years ended December 31, 2004, 2003, and 2002. The

Corporation maintains a $5,000,000 revolving credit agreement with Harris Trust and Savings Bank to provide additional liquidity support to the Bank, if needed. There were no borrowings under this agreement at December 31, 2004 or 2003.

         Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as available for sale, and maturing loans. Federal funds sold represent the Corporation's primary source of immediate liquidity and were maintained at a level adequate to meet immediate needs. Federal funds sold averaged approximately $43,000,000, $40,000,000, and $35,000,000 for the twelve months ended December 31, 2004, 2003 and 2002 respectively. Reverse repurchase agreements may serve as a source of liquidity, but are primarily used as collateral for customer balances in overnight repurchase agreements. Maturities in the Corporation's loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

         The Corporation's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation's liquidity position.

         The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At December 31, 2004, the Corporation's rate sensitive assets exceeded rate sensitive liabilities due within one year by $21,623,861. At December 31, 2003, the Corporation's rate sensitive assets exceeded rate sensitive liabilities due within one year by $6,250,723.

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

         A portion of the Bank's investment securities consist of collateralized mortgage obligations. The Bank limits the level of these securities that can be held in the portfolio to a specified percentage of total average assets. Also, asset-backed securities collateralized by receivables other than mortgages will not have a stated final maturity greater than seven years. In addition, only credit card receivables or mortgage-related securities rated "AA" or better by Standard & Poor's or an equivalent rating by another rating agency, will be purchased.

         All mortgage-related securities must pass the FFIEC stress test. This stress test determines if price volatility under a 200 basis point interest rate shock for each security exceeds a benchmark 30 year mortgage-backed security. If the security fails the test, it is considered high risk and the Bank will not purchase it. All mortgage-related securities purchased and included in the investment portfolio will be subject to the FFIEC test as of December 31 each year to determine if they have become high risk holdings. If a mortgage-related security becomes high risk, it will be evaluated by the Bank's Investment Committee to determine if the security should be liquidated. At December 31, 2004, the Bank did not hold any high risk mortgage-related securities and at December 31, 2003, the Bank held one high risk mortgage-related security.

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

         The average yield on the Bank's investment portfolio is as follows as of December 31,

                                               2004         2003         2002
                                               ----         ----         ----
         U.S. Treasuries                       1.70%        1.99%        2.47%
         U.S. Government agencies              2.65%        2.72%        2.85%
         Collateralized mortgage obligations   3.41%        1.87%        3.31%
         Municipals                            7.76%        7.32%        7.32%
         Other securities                      1.71%        1.91%        2.14%


With the exception of securities of the U.S. Government and U.S. Government agencies and corporations, the Corporation had no other securities with a book or market value greater than 10% of shareholders' equity as of December 31, 2004, 2003 and 2002.

      The following is a summary of available-for-sale securities and held-to-maturity securities:

                                                          Available-for-Sale Securities
                                        ---------------------------------------------------------------
                                                             Gross            Gross         Estimated
                                          Amortized       Unrealized       Unrealized          Fair
                                            Cost             Gain             Loss             Value
                                        ---------------------------------------------------------------
December 31, 2004
U.S. Treasury securities                $  2,016,184     $         --     $      7,704     $  2,008,480
U.S. Government agencies                  91,000,000          112,700          769,680       90,343,020
Collateralized mortgage obligations           62,486               58               --           62,544
                                        ---------------------------------------------------------------
                                        $ 93,078,670     $    112,758     $    777,384     $ 92,414,044
                                        ===============================================================
December 31, 2003
U.S. Treasury securities                $ 21,840,685     $      5,646     $        954     $ 21,845,377
U.S. Government agencies                  93,904,140          829,297          815,799       93,917,638
Collateralized mortgage obligations           99,203              154               --           99,357
                                        ---------------------------------------------------------------
                                        $115,844,028     $    835,097     $    816,753     $115,862,372
                                        ===============================================================
December 31, 2002
U.S. Treasury securities                $  2,100,309     $     13,230     $        275     $  2,113,264
U.S. Government agencies                  79,930,066          845,676               --       80,775,742
Collateralized mortgage obligations        1,097,683            3,646               --        1,101,329
                                        ---------------------------------------------------------------
                                        $ 83,128,058     $    862,552     $        275     $ 83,990,335
                                        ===============================================================


                                                            Held-to-Maturity Securities
                                        ---------------------------------------------------------------
                                                             Gross            Gross         Estimated
                                          Amortized       Unrealized       Unrealized          Fair
                                            Cost             Gain             Loss             Value
                                        ---------------------------------------------------------------
December 31, 2004
Municipals                              $  5,444,198     $    484,166     $         --     $  5,928,364
Collateralized mortgage obligations       50,012,255               --          836,980       49,175,275
Other securities                             250,000            4,584              221          254,363
                                        ---------------------------------------------------------------
                                        $ 55,706,453     $    488,750     $    837,201     $ 55,358,002
                                        ===============================================================
December 31, 2003
Municipals                              $  5,576,468     $    531,499     $         --     $  6,107,967
Other securities                             250,000            7,082               --          257,082
                                        ---------------------------------------------------------------
                                        $  5,826,468     $    538,581     $         --     $  6,365,049
                                        ===============================================================
December 31, 2002
Municipals                              $  5,534,243     $    552,233     $         --     $  6,086,476
Collateralized mortgage obligations       24,333,493          339,440           12,644       24,660,289
Other securities                             225,000           10,391               --          235,391
                                        ---------------------------------------------------------------
                                        $ 30,092,736     $    902,064     $     12,644     $ 30,982,156
                                        ===============================================================

         The Corporation held thirteen investment securities as of December 31, 2004 of which the amortized cost was greater than market value. The majority of these investment securities were purchased during 2003 and 2004. Management does not believe any individual unrealized loss as of December 31, 2004 represents an other-than-temporary impairment. The unrealized losses relate primarily to securities issued by the U.S. Treasury and FHLMC. These unrealized losses are primarily attributable to changes in interest rates and individually were 2.3% or less of their respective amortized cost basis. The Corporation has both the intent and ability to hold these securities for a time necessary to recover the amortized cost.

         As part of managing liquidity, the Corporation monitors its loan to deposit ratio on a daily basis. At December 31, 2004 the ratio was 94.7 percent and as of December 31, 2003 the ratio was 93.7 percent which is within the Corporation's acceptable range.

         The following table shows the composition of the Bank's loan portfolio as of the dates indicated (in 000's):

                                                                     December 31,
                                                                     ------------
                              2004                 2003                  2002                  2001                   2000
                              ----                 ----                  ----                  ----                   ----
                                    % of                 % of                 % of                   % of                   % of
                       Amount      Total     Amount     Total     Amount      Total     Amount       Total     Amount       Total
                     --------------------  -------------------  --------------------  ---------------------  ---------------------
TYPES OF LOANS
Commercial           $ 235,705     35.7%   $ 221,846    37.2%   $ 182,994     34.6%   $ 150,101      33.2%   $ 166,881      34.2%
Construction            37,119      5.7%      35,305     5.9%      21,107      4.0%      17,027       3.8%       8,733       2.4%
Commercial Mortgage    127,773     19.5%     120,135    20.1%     113,399     21.4%      82,256      18.2%      53,095      14.7%
Residential Mortgage   206,599     31.5%     183,095    30.7%     163,034     30.8%     151,874      33.6%     116,064      37.8%
Installment             40,534      6.2%      25,183     4.2%      35,934      6.8%      37,493       8.3%       2,320       6.9%
Credit Card              2,480      0.4%       2,360     0.4%       2,056      0.4%       1,811       0.4%       1,709       0.5%
Other                    6,243      1.0%       9,139     1.5%      10,387      2.0%      11,498       2.5%      12,800       3.5%

                     --------------------  -------------------  --------------------  ---------------------  ---------------------
      Total - Gross  $ 656,453    100.0%   $ 597,063   100.0%   $ 528,911    100.0%   $ 452,060     100.0%   $ 361,602     100.0%
                               ==========            =========            ==========            ===========            ===========

      Allowance         (7,796)               (8,030)              (7,227)               (5,987)                (4,701)

                     ----------            ----------           ----------            ----------             ----------
      Total - Net    $ 648,657             $ 589,033            $ 521,684             $ 446,073              $ 356,901
                     ==========            ==========           ==========            ==========             ==========


         The following table shows the composition of the commercial loan category by industry type as of the dates indicated (in $000's):

                                                                                    December 31,
                                                                                    ------------
                                                             2004                      2003                       2002
                                                             ----                      ----                       ----
Type                                                 Amount         %          Amount          %         Amount           %
----                                                 ------        ---         ------         ---        ------          ---

Agriculture, Foresty & Fishing                        $ 258        0.1%        $ 1,297        0.6%           $ -         0.0%
Mining                                                2,615        1.1%          1,939        0.9%           794         0.4%
Construction                                         13,417        5.7%         17,480        7.9%        13,814         7.5%
Manufacturing                                        30,570       13.0%         18,996        8.6%        12,139         6.6%
Wholesale Trade                                      29,965       12.7%         26,778       12.1%        21,649        11.8%
Retail Trade                                          4,870        2.1%          6,387        2.9%        11,372         6.2%
Transportation                                        9,966        4.2%          5,423        2.4%         4,544         2.5%
Information                                           1,141        0.5%          1,348        0.6%         1,464         0.8%
Finance & Insurance                                   4,091        1.7%          6,066        2.7%         5,275         2.9%
Real Estate and Rental & Leasing                     46,134       19.6%         38,430       17.3%        29,602        16.2%
Professional, Scientific & Technical Services        30,522       12.9%         33,808       15.2%        22,788        12.5%
Management of Companies & Enterprises                 2,199        0.9%              -        0.0%             -         0.0%
Administrative and Support, Waste Management &
     Remediation Services                                 -        0.0%          1,180        0.5%         1,254         0.7%
Educational Services                                  4,158        1.8%          2,760        1.2%         1,966         1.1%
Health Care & Social Assistance                      21,253        9.0%         19,912        9.0%        15,932         8.7%
Arts, Entertainment & Recreation                      5,333        2.3%          1,628        0.7%         2,835         1.5%
Accommodation & Food Services                         9,026        3.8%         10,752        4.8%        10,385         5.7%
Other Services                                       20,187        8.6%         27,662       12.5%        27,183        14.9%

                                                ------------------------   ------------------------   ------------------------
                                                  $ 235,705      100.0%      $ 221,846      100.0%     $ 182,994       100.0%
                                                ========================   ========================   ========================

The following table shows the composition of the Bank's deposit portfolio as of the dates indicated (in 000's):

                                                                              December 31,
                                                                              ------------
                                      2004                         2003                         2002
                                      ----                         ----                         ----
                                                       % of                         % of                         % of
                                        Amount        Total          Amount        Total          Amount        Total
                                   -------------------------    -------------------------   --------------------------
TYPES OF DEPOSITS
Demand                               $ 153,674       26.64%       $ 138,087       26.52%       $ 137,576       31.04%
MMDA/Savings                           423,255       73.36%         382,574       73.48%         305,605       68.96%

                                   -------------------------    -------------------------   --------------------------
     Total Demand Deposits             576,929      100.00%         520,661      100.00%         443,181      100.00%
                                               =============                =============                =============

CDs < $100,000                          55,969       48.04%          57,329       49.05%          53,872       53.25%
CDs > $100,000                          47,502       40.77%          47,051       40.26%          35,988       35.57%
Individual Retirement Accounts          13,031       11.19%          12,496       10.69%          11,302       11.17%

                                   -------------------------    -------------------------   --------------------------
     Total Certificates of Deposit     116,502      100.00%         116,876      100.00%         101,162      100.00%
                                               =============                =============                =============

                                   ------------                 ------------                -------------
     Total Deposits                  $ 693,431                    $ 637,537                    $ 544,343
                                   ============                 ============                =============

         The following table illustrates the projected maturities and the repricing mechanisms of the major asset/liabilities categories of the Corporation as of December 31, 2004, based on certain assumptions. Prepayment rate assumptions have been made for the residential loans secured by real estate portfolio. Maturity and repricing dates for investments have been projected by applying the assumptions set forth below to contractual maturity and repricing dates.

                                              0 - 180          181 - 365         1 - 2           2 - 3           3 -5
                                               days               days           years           years           years
                                              -------          ---------         -----           -----           -----

Interest Earning Assets:
     Fed Funds/ Overnight Time             $  31,766,783
     Reverse repurchase agreements             5,000,000
     Investments                              51,563,584       20,343,812      40,583,807       9,190,260      14,364,443
     Loans
        Commercial & Industrial
           Fixed                              23,465,694        9,030,491      10,747,428       6,981,184       8,794,357
           Variable                          164,229,801          578,536       1,874,675       1,164,957       1,164,481
        Commercial Loans Secured by
          Real Estate
           Fixed                              14,823,989       13,815,711      19,551,226      11,440,992      10,636,693
           Variable                           50,136,670          103,723         545,436         989,676         343,353
        Residential Loans Secured by
          Real Estate
           Fixed                               2,417,668        2,861,747       6,406,993       5,816,720       9,488,517
           Variable                          160,724,948        5,492,163       6,783,005       5,622,323      11,380,527
        Other
           Fixed                                 634,099          546,318         949,583         678,793       1,099,073
           Variable                           37,603,302        6,243,488              --              --              --
                                           ---------------------------------------------------------------------------------
Total Interest Earning Assets              $ 542,366,538    $  59,015,989   $  87,442,153   $  41,884,905   $  57,271,444
                                           =================================================================================

Non-Interest Earning Assets

                                           ---------------------------------------------------------------------------------
Total Assets                               $ 542,366,538    $  59,015,989   $  87,442,153   $  41,884,905   $  57,271,444
                                           =================================================================================


Interest Bearing Liabilities:
     Demand Deposits                       $     169,187
     Interest Bearing Demand                  95,801,417
     Savings Deposits
     Money Market Accounts                   316,622,183
     Certificate of Deposits                  22,517,332       15,801,514       9,133,115       9,466,415       6,287,361
     Jumbo CDs                                18,186,032       13,498,375       4,941,208       6,763,067       2,906,726
     Repurchase Agreements                    84,162,626
     FHLB Advances                                              8,000,000       10,000,000      11,000,000       3,000,000
     Subordinated Debt                         5,000,000
     Company obligated mandatorily
        redeemable preferred capital
        securities of subsidiary
        trust holding solely the
        junior subordinated debentures
        of the parent company
                                           ---------------------------------------------------------------------------------
Total Interest Bearing Liabilities         $ 542,458,777    $  37,299,889   $  24,074,323   $  27,229,482   $  12,194,087

Non-Interest Bearing Liabilities

Equity

                                           ---------------------------------------------------------------------------------
Total Liabilities & Shareholders' Equity   $ 542,458,777    $  37,299,889   $  24,074,323   $  27,229,482   $  12,194,087
                                           =================================================================================

Interest Sensitivy Gap per Period          $     (92,239)   $  21,716,100   $  63,367,830   $  14,655,423   $  45,077,357

Cumulative Interest Sensitivity Gap        $     (92,239)   $  21,623,861   $  84,991,691   $  99,647,114   $ 144,724,471

Interest Sensitivity Gap as a Percentage
     of Earning Assets                             -0.01%            2.57%           7.50%           1.73%           5.33%

Cumulative Sensitivity Gap as a
     Percentage of Earning Assets                  -0.01%            2.56%          10.06%          11.79%          17.13%



                                                 5 +        Non-interest
                                                years         Earning          Total
                                                -----       ------------       -----

Interest Earning Assets:
     Fed Funds/ Overnight Time                                             $  31,766,783
     Reverse repurchase agreements                                             5,000,000
     Investments                             15,686,020          66,871      151,798,797
     Loans
        Commercial & Industrial
           Fixed                              5,467,326         691,118       65,177,598
           Variable                                  --       1,514,504      170,526,954
        Commercial Loans Secured by
          Real Estate
           Fixed                              5,287,012          98,202       75,653,825
           Variable                                  --              --       52,118,858
        Residential Loans Secured by
          Real Estate
           Fixed                             20,025,874              --       47,017,519
           Variable                           5,881,592         815,356      196,699,914
        Other
           Fixed                                     --       1,503,246        5,411,112
           Variable                                  --              --       43,846,790
                                          ----------------------------------------------
Total Interest Earning Assets             $  52,347,824   $   4,689,297    $ 845,018,149
                                          ==============================================

Non-Interest Earning Assets                                  35,895,630       35,895,630

                                          ----------------------------------------------
Total Assets                              $  52,347,824   $  40,584,927    $ 880,913,779
                                          ==============================================


Interest Bearing Liabilities:
     Demand Deposits                      $  11,783,060   $ 141,721,968    $ 153,674,215
     Interest Bearing Demand                                                  95,801,417
     Savings Deposits                        10,831,226                       10,831,226
     Money Market Accounts                                                   316,622,183
     Certificate of Deposits                  4,372,846          20,574       67,599,157
     Jumbo CDs                                2,607,439                       48,902,847
     Repurchase Agreements                                                    84,162,626
     FHLB Advances                                                            32,000,000
     Subordinated Debt                                                         5,000,000
     Company obligated mandatorily
        redeemable preferred capital
        securities of subsidiary
        trust holding solely the
        junior subordinated debentures
        of the parent company                13,918,000                       13,918,000
                                          ----------------------------------------------
Total Interest Bearing Liabilities        $  43,512,571   $ 141,742,542    $ 828,511,671

Non-Interest Bearing Liabilities                              5,858,421        5,858,421

Equity                                                       46,543,687       46,543,687

                                          ----------------------------------------------
Total Liabilities & Shareholders' Equity  $  43,512,571   $ 194,144,650    $ 880,913,779
                                          ==============================================

Interest Sensitivy Gap per Period         $   8,835,253   $(153,559,723)

Cumulative Interest Sensitivity Gap       $ 153,559,724   $           0

Interest Sensitivity Gap as a Percentage
     of Earning Assets                             1.05%         -18.17%

Cumulative Sensitivity Gap as a
     Percentage of Earning Assets                 18.17%           0.00%

         Of the $18,186,032 Jumbo CDs maturing in 0 - 180 days, $14,554,066 will mature in three months or less.

Contractual Obligations

         The following table presents, as of December 31, 2004, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced notes to the Consolidated Financial Statements under Item 8 of this report.

Contractual Obligations
---------------------------------------------------------------------------------------------------------------
                                                                     Payments Due In
                                         ----------------------------------------------------------------------
                                           Note      One Year     One to       Three to      Over
           (In Thousands)                Reference   or Less    Three Years  Five Years   Five Years    Total
---------------------------------------------------------------------------------------------------------------
Deposits without a stated maturity(a)       10      $ 576,929     $    --      $   --      $    --     $576,929
Consumer certificates of deposits (a)       10         70,025      30,303       9,194        6,980      116,502
FHLB Advances(a)                            11          8,000      21,000       3,000           --       32,000
Security repurchase agreements(a)           11         84,163          --          --           --       84,163
Long-term debt (a)                          11             --          --          --       18,918       18,918
Operating leases                             8            356         516         435        1,062        2,369
---------------------------------------------------------------------------------------------------------------

(a) Excludes Interest

         The Corporation's operating lease obligations represent rental payments for banking center offices.

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

Off Balance Sheet Arrangements
------------------------------

         During the first quarter of 2004, the Corporation adopted Financial Accounting Standards Board Interpretation No.46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51" (FIN 46), which governs when certain variable interests should be consolidated in the financial statements of the Corporation. As a result, the Corporation deconsolidated the NBIN Statutory Trust I, a wholly-owned subsidiary of the Corporation, which removed $13,500,000 of Mandatory Redeemable Capital Securities issued by the Trust while adding $13,918,000 of junior subordinated debentures to the consolidated balance sheet. See Note 4 Trust Preferred Securities in the Notes to the Consolidated Financial Statements under Item 8 of this report for further information.

Derivative Instruments and Hedging Activities
---------------------------------------------

         During the second quarter of 2004, the Corporation entered into a 3-year interest rate swap to mitigate the risk of adverse interest rate movements on the value of future cash flows related to its investment in overnight Federal Funds sold. Pursuant to Financial Accounting Standard Board
(FASB) Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding offset recorded in other comprehensive income within shareholders' equity, net of tax. See Note 6 Derivative Instruments and Hedging Activities in the Notes to the Consolidated Financial Statements under Item 8 of this report for further information.

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

Allowance for Loan Losses
-------------------------

         The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses allocated to loans that are identified as impaired is based on cash flows using the loan's initial effective interest rate or the fair value of the collateral for collateral dependent loans.

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

         The allowance for loan losses is allocated to each loan category based on the Bank's blended median and peer worst case charge off percentages by loan category added to actual reserves maintained for non-performing or specifically identified loans needing a reserve. Any remaining allowance is then allocated back to each loan category based on that category's percentage of the total loan portfolio. Although the loan loss reserve is allocated by loan category, the entire allowance is available to cover any loan loss that may occur.

         The following table shows the dollar amount of the allowance for loan losses using management's estimate by loan category (in $000's):


                                                  December 31,
                                                  ------------
                                 2004      2003      2002      2001      2000
                                 ----      ----      ----      ----      ----

         Commercial             $5,094    $6,519    $5,173    $4,792    $3,092
         Construction              155        77        82        21        49
         Commercial Mortgage       618       261       437       104       297
         Residential Mortgage    1,108       639       906       499       779
         Consumer                  745       318       391       322       198
         Credit Card                11        63        61        55        70
         Other                      65       153       177       194       216

                                ----------------------------------------------
                                $7,796    $8,030    $7,227    $5,987    $4,701
                                ==============================================


         Management considers the present allowance to be appropriate and adequate to cover losses inherent in the loan portfolio based on the current economic environment. However, future economic changes cannot be predicted. Deterioration in economic conditions could result in an increase in the risk characteristics of the loan portfolio and an increase in the provision for loan losses.

         The following table presents a summary of non-performing assets as of December 31, (in 000's):

                                     2004               2003                2002                2001                2000
                                     ----               ----                ----                ----                ----
                                         % of               % of                % of                % of                % of
                               Amount    Total    Amount    Total     Amount    Total     Amount    Total     Amount    Total
                               ---------------    ---------------     ---------------     ---------------     ---------------
Non-Accrual Loans
-----------------
Commercial                     $1,800    57.7%    $4,063    83.4%     $1,605    49.7%     $  335    40.1%     $  595    65.7%
Construction                       --     0.0%        --     0.0%         --     0.0%         --     0.0%         --     0.0%
Commercial Mortgage                --     0.0%        --     0.0%         --     0.0%        184    22.0%         --     0.0%
Residential Mortgage              815    26.1%       808    16.6%      1,624    50.3%        303    36.3%        288    31.8%
Installment                        --     0.0%        --     0.0%         --     0.0%         13     1.6%         23     2.5%
Credit Card                        --     0.0%        --     0.0%         --     0.0%         --     0.0%         --     0.0%
Other                             504    16.2%        --     0.0%         --     0.0%         --     0.0%         --     0.0%

                               ---------------    ---------------     ---------------     ---------------     ---------------
    Total                      $3,119   100.0%    $4,871   100.0%     $3,229   100.0%     $  835   100.0%     $  906   100.0%
                               ===============    ===============     ===============     ===============     ===============


Loans 90 Days Past Due -
Still Accruing                 $   73             $  517              $    9              $    5              $   --


Restructured due to troubled
conditions of the borrower     $   --             $   --              $2,902              $   --              $   --

         The following table presents a summary of non-performing loans as of December 31:

                                                                  2004         2003         2002         2001         2000
                                                                  ----         ----         ----         ----         ----
Loan Type
---------
Commercial
        # of loans                                                     14           28           11            7           11
        Interest income recognized                             $   73,795   $  112,102   $  111,591   $    9,534   $   55,432
        Additional interest income if loan had been accruing   $  101,190   $  168,426   $   54,952   $   25,191   $   65,435


Installment
        # of loans                                                      3           --           --            1            3
        Interest income recognized                             $   20,155   $       --   $       --   $       --   $    1,760
        Additional interest income if loan had been accruing   $   36,531   $       --   $       --   $    1,545   $    2,176


Residential mortgage loans
        # of loans                                                     15           13           12            6            5
        Interest income recognized                             $    8,737   $   42,539   $   18,650   $    1,925   $    7,095
        Additional interest income if loan had been accruing   $   68,942   $   22,527   $   34,598   $   24,785   $   16,454


Credit cards
        # of loans                                                     --           --           --           --            4
        Interest income recognized                             $       --   $       --   $       --   $       --   $      167
        Additional interest income if loan had been accruing   $       --   $       --   $       --   $       --   $    1,821

Restructured loans                                                     --           --   $2,901,600   $       --   $       --

Capital Resources

         The Corporation's only source of capital since commencing operations has been from issuance of common stock, results of operations, issuance of long term debt to a non-affiliated third party, and the issuance of junior subordinated debentures.

         The Corporation maintains a Revolving Credit Agreement with Harris Trust and Savings Bank in the amount of $5,000,000, of which none has been drawn, that will mature September 28, 2005.

         The Bank entered into an agreement in the amount of $5,000,000 pursuant to a Subordinated Term Loan Agreement with Harris Trust and Savings Bank dated June 6, 2003. The Bank can make up to two advances against the term loan prior to June 6, 2004. The first advance was made in the amount of $2,000,000 on June 6, 2003. The second advance was made in the amount of $3,000,000 on May 3, 2004. The final maturity date of the loan is June 6, 2010. The outstanding principal balance is due at maturity; however, prepayment of the principal balance is permitted prior to maturity with prior consent from the Federal Reserve.

         There are many different interest rate options available. Each floating rate option is available for a fixed term of 1-3 months. The Bank is currently paying adjusted 3-month LIBOR plus 2.0% which equates to 4.16% at December 31, 2004. Interest payments are due at the expiration of the fixed term option. During June 2004, the Bank made a $1,000,000 dividend to the Corporation from the loan proceeds to accommodate the stock repurchase program as discussed later on page 39.

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

         The Bank has incurred indebtedness pursuant to FHLB advances as follows:

                         Amount             Rate              Maturity
                         ------             ----              --------

                    $ 5,000,000             5.14%             08/01/2005

                      3,000,000             5.39%             10/03/2005

                      5,000,000             5.43%             03/16/2006

                      5,000,000             5.32%             05/08/2006

                      8,000,000             4.19%             07/24/2007

                      3,000,000             5.57%             08/13/2007

                      3,000,000             5.55%             10/02/2008
                  -------------

                    $32,000,000
                  =============

         During 2004 the maximum amount outstanding at any month-end during the year was $42,000,000. The Bank may add indebtedness of this nature in the future if determined to be in the best interest of the Bank.

         Security repurchase agreements are short-term borrowings that generally mature within one to three days from the transaction date. At December 31, 2004 and 2003 the weighted average interest rate on these borrowings was 0.74% and 0.53%, respectively. During 2004 the maximum amount outstanding at any month-end during the year was $101,509,403.

         Capital for the Bank is above well-capitalized regulatory requirements at December 31, 2004. Pertinent capital ratios for the Bank as of December 31, 2004 are as follows:

                                                  Well        Adequately
                                     Actual    Capitalized    Capitalized
                                     ------    -----------    -----------
Tier 1 risk-based capital ratio       8.6%         6.0%           4.0%

Total risk-based capital ratio       10.5%        10.0%           8.0%

Leverage ratio                        6.5%         5.0%           4.0%


         Dividends from the Bank to the Corporation may not exceed the net undivided profits of the Bank (included in consolidated retained earnings) for the current calendar year and the two previous calendar years without prior approval of the OCC. In addition, Federal banking laws limit the amount of loans the Bank may make to the Corporation, subject to certain collateral requirements. No loans were made during 2004 or 2003 by the Bank to the Corporation. A dividend of $1,000,000 was declared and made during 2004 and a dividend of $1,650,000 was declared and made during 2003 by the Bank to the Corporation.

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

         At December 31, 2004, the remaining authority under Program One was approximately $1,077,123.

         In January 2003, the Board of the Corporation authorized a separate repurchase program entitled "Program Two" which covers all other shareholders and was set to expire at December 31, 2004, however, during the 4th quarter of 2004, the Board of the Corporation authorized the effective date to be extended through December 2005 unless terminated earlier by the Board. Under Program Two, the Corporation may spend up to $7,600,000 in individually negotiated transactions to repurchase its shares from shareholders who wish to sell. The repurchase program may be suspended or discontinued at any time if management determines that additional purchases are not warranted or if the cost of the repurchase program reaches $7,600,000.

         The amount and timing of shares repurchased under the repurchase program, as well as the specific price, will be determined by management after considering market conditions, company performance and other factors.

         At December 31, 2004, the remaining authority under Program Two was approximately $3,218,556.


Recent Accounting Pronouncements  and Developments

         Note 2 to the Consolidated Financial Statements under Item 8 discusses new accounting policies adopted by the Corporation during 2004 and the expected impact of accounting policies. Note 2 also discusses recently issued or proposed new accounting policies but not yet required to be adopted and the impact of the accounting policies if known. To the extent the adoption of new accounting standards materially affects financial conditions; results of operations, or liquidity, the impacts if known are discussed in the applicable section(s) of notes to consolidated financial statements.


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

         The possible events or factors include, but are not limited to, the following matters. Our loan growth is dependent on economic conditions, as well as various discretionary factors, such as decisions to sell or purchase certain loans or loan portfolios; participations of loans; retention of residential mortgage loans; the management of a borrower; industry, product and geographic concentrations and the mix of the loan portfolio. The rate of charge-offs and provision expense can be affected by local, regional and international economic and market conditions, concentrations of borrowers, industries, products and geographic locations, the mix of the loan portfolio and management's judgments regarding the collectibility of loans. Liquidity requirements may change as a result of fluctuations in assets and liabilities and off-balance sheet exposures, which will impact our capital and debt financing needs and the mix of funding sources. Decisions to purchase, hold or sell securities are also dependent on liquidity requirements and market volatility, as well as on- and off-balance sheet positions. Factors that may impact interest rate risk include local, regional and international economic conditions, levels, mix, maturities, yields or rates of assets and liabilities, and the wholesale and retail funding sources of the Bank. We are also exposed to the potential of losses arising from adverse changes in market rates and prices which can adversely impact the value of financial products, including securities, loans, deposits, debt and derivative financial instruments, such as futures, forwards, swaps, options and other financial instruments with similar characteristics.

         In addition, the banking industry in general is subject to various monetary and fiscal policies and regulations, which include those determined by the Federal Reserve Board, the Office of the Comptroller of the Currency ("OCC"), and the Federal Deposit Insurance Corporation ("FDIC"), whose policies and regulations could affect our results. Other factors that may cause actual results to differ from the forward-looking statements include the following: competition with other local, regional and international banks, thrifts, credit unions and other non-bank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, investment companies and insurance companies, as well as other entities which offer financial services, located both within and outside the United States and through alternative delivery channels such as the World Wide Web; interest rate, market and monetary fluctuations; inflation; market volatility; general economic conditions and economic conditions in the geographic regions and industries in which we operate; introduction and acceptance of new banking-related products, services and enhancements; fee pricing strategies, mergers and acquisitions and our ability to manage these and other risks.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------

         Market risk is the risk of loss due to adverse changes in market prices and rates. The Corporation's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. Management actively monitors and manages its interest rate exposure and makes monthly reports to the Asset Liability Committee (the "ALCO"). The ALCO is responsible for reviewing the interest rate sensitivity position and establishing policies to monitor and limit exposure to interest rate risk. The guidelines established by ALCO are reviewed by the ALCO/Investment Committee of the Corporation's Board of Directors.

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

         Interest rate risk is monitored through earnings simulation modeling. The earnings simulation model projects changes in net interest income caused by the effect of changes in interest rates. The model requires management to make assumptions about how the balance sheet is likely to behave through time in different interest rate environments. Loan and deposit balances remain static and maturities reprice at the current market rate. The investment portfolio maturities and prepayments are assumed to be reinvested in similar instruments. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds. Non-maturity deposit pricing is modeled on historical patterns. The Corporation performs a 200 basis point upward and downward interest rate shock and makes sure that there is not an adverse impact on its annual net interest income and that it is within the established policy limits. The earnings simulation model as of December 31, 2004 projects an approximate decrease of 10.4% in net interest income in a 200 basis point downward interest rate shock and an approximate increase of 1.7% in net interest income in a 200 basis point upward interest rate shock. Though the change downward is slightly above the policy limits, rates do not decline a full 200 basis points due to floors being in place. The upward change is well within the policy limits established by the ALCO policy.

         At December 31, 2004, the interest rate risk position of the Corporation was asset sensitive, meaning net income should increase as rates rise and decrease as rates fall. During 2004, the Corporation maintained an asset sensitive interest rate risk position due to management's expectation that rates would rise.

         See further discussion on interest rate sensitivity on page 26.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------




             Report of Independent Registered Public Accounting Firm



Board of Directors
The National Bank of Indianapolis Corporation


We have audited the accompanying consolidated balance sheets of The National Bank of Indianapolis Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The National Bank of Indianapolis Corporation and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.



Indianapolis, Indiana                                     /s/ Ernst & Young LLP
January 24, 2005

                  The National Bank of Indianapolis Corporation

                           Consolidated Balance Sheets

                                                                                   December 31
                                                                              2004             2003
                                                                         ------------------------------
Assets
Cash and due from banks                                                  $  22,824,622    $  44,383,402
Reverse repurchase agreements                                                5,000,000       15,000,000
Federal funds sold                                                          31,766,783       20,502,386

Available-for-sale securities                                               92,414,044      115,862,372
Held-to-maturity securities                                                 55,706,453        5,826,468
                                                                         ------------------------------
Total investment securities                                                148,120,497      121,688,840

Loans                                                                      656,452,569      597,062,744
Less:  Allowance for loan losses                                            (7,795,803)      (8,029,596)
                                                                         ------------------------------
Net loans                                                                  648,656,766      589,033,148
Premises and equipment                                                       9,676,268        9,148,709
Accrued interest receivable                                                  4,000,738        3,503,401
Stock in federal banks                                                       3,678,300        3,558,200
Other assets                                                                 7,189,805        5,780,728
                                                                         ------------------------------
Total assets                                                             $ 880,913,779    $ 812,598,814
                                                                         ==============================

Liabilities and shareholders' equity
Deposits:
Noninterest-bearing demand deposits                                      $ 153,674,215    $ 138,087,276
Money market and saving deposits                                           423,254,826      382,574,081
Time deposits over $100,000                                                 49,039,847       48,219,664
Other time deposits                                                         67,462,157       68,656,059
                                                                         ------------------------------
Total deposits                                                             693,431,045      637,537,080
Security repurchase agreements                                              84,162,626       71,557,046
FHLB advances                                                               32,000,000       42,000,000
Subordinated debt                                                            5,000,000        2,000,000
Company obligated mandatorily redeemable preferred
capital securities of subsidiary trust holding solely
the junior subordinated debentures of the parent company                            --       13,500,000
Junior subordinated debentures owed to unconsolidated subsidiary trust      13,918,000               --
Other liabilities                                                            5,858,421        3,326,284
                                                                         ------------------------------
Total liabilities                                                          834,370,092      769,920,410

Shareholders' equity:
Common stock, no par value:
Authorized shares; 2004 and 2003-3,000,000 shares;
issued 2,628,497 in 2004 and  2,517,131 in 2003;
outstanding 2,349,174 in 2004 and 2,352,229 in 2003                         20,595,989       22,858,900
Unearned compensation                                                         (624,543)        (894,679)
Additional paid in capital                                                   3,836,613        3,019,003
Retained earnings                                                           23,365,151       17,684,102
Accumulated other comprehensive income (loss)                                 (629,523)          11,078
                                                                         ------------------------------
Total shareholders' equity                                                  46,543,687       42,678,404
                                                                         ------------------------------
Total liabilities and shareholders' equity                               $ 880,913,779    $ 812,598,814
                                                                         ==============================

See accompanying notes.

                  The National Bank of Indianapolis Corporation

                        Consolidated Statements of Income

                                                                      Years Ended December 31
                                                                2004            2003            2002
                                                            --------------------------------------------
Interest income:
Interest and fees on loans                                  $ 33,305,992    $ 31,010,185    $ 30,593,437
Interest on investment securities                              4,402,788       3,020,337       3,683,093
Interest on federal funds sold                                   725,134         432,019         573,328
Interest on reverse repurchase agreements                         89,643          97,600         245,442
                                                            --------------------------------------------
Total interest income                                         38,523,557      34,560,141      35,095,300

Interest expense:
Interest on deposits                                           8,974,760       7,668,254       9,144,476
Interest on repurchase agreements                                570,295         381,077         752,464
Interest on FHLB advances                                      1,774,835       2,413,952       2,720,963
Interest on long-term debt                                     1,642,416       1,486,637       1,443,674
                                                            --------------------------------------------
Total interest expense                                        12,962,306      11,949,920      14,061,577
                                                            --------------------------------------------
Net interest income                                           25,561,251      22,610,221      21,033,723

Provision for loan losses                                      1,320,000       1,200,000       1,500,000
                                                            --------------------------------------------
Net interest income after provision for loan losses           24,241,251      21,410,221      19,533,723

Other operating income:
Trust fees and commissions                                     2,489,875       1,987,400       2,323,032
Service charges and fees on deposit accounts                   2,130,994       2,409,577       2,226,686
Rental income                                                    485,241         548,060         480,375
Net gain on sale of mortgage loans                               157,145       1,056,418         705,611
Interchange income                                               594,093         542,221         526,067
Securities gain (losses) net                                     (83,739)        (36,891)            498
Other income                                                   1,402,899       1,444,290       1,213,193
                                                            --------------------------------------------
Total other operating income                                   7,176,508       7,951,075       7,475,462

Other operating expenses:
Salaries, wages, and employee benefits                        14,132,773      12,122,238      11,278,361
Occupancy                                                      1,390,658       1,409,226       1,450,186
Furniture and equipment                                          804,492         891,328         895,505
Professional services                                          1,169,109         885,595         743,508
Data processing                                                1,439,248       1,362,202       1,288,961
Business development                                             898,072         838,132         735,212
Mortgage servicing rights impairment (recoveries) charges       (256,140)        345,102         261,174
Other                                                          3,023,500       3,130,483       2,799,163
                                                            --------------------------------------------
Total other operating expenses                                22,601,712      20,984,306      19,452,070
                                                            --------------------------------------------
Net income before tax                                          8,816,047       8,376,990       7,557,115
Federal and state income tax                                   3,134,998       3,212,790       3,000,279
                                                            --------------------------------------------
Net income after tax                                        $  5,681,049    $  5,164,200    $  4,556,836
                                                            ============================================

Basic earnings per share                                    $       2.47    $       2.20    $       1.99
                                                            ============================================

Diluted earnings per share                                  $       2.37    $       2.08    $       1.88
                                                            ============================================

See accompanying notes.

                  The National Bank of Indianapolis Corporation

                 Consolidated Statements of Shareholders' Equity

                                                                                                      Accumulated
                                                                       Additional                        Other
                                        Common         Unearned          Paid in        Retained      Comprehensive
                                        Stock        Compensation        Capital        Earnings      Income (Loss)        Total
                                     ----------------------------------------------------------------------------------------------
Balance at December 31, 2001         $ 20,883,428    $   (439,790)     $         --   $  7,963,066     $     63,298    $ 28,470,002

Comprehensive income:
Net income                                     --              --                --      4,556,836               --       4,556,836
Other comprehensive income
Net unrealized gain on
investments, net of tax
of $300,031                                    --              --                --             --          457,431         457,431
                                                                                                                       ------------
Total comprehensive income              5,014,267

Income tax benefit from exercise of
warrants & options                             --              --         2,562,990             --               --       2,562,990
Issuance of stock (477,479 shares)      6,009,648      (1,061,450)               --             --               --       4,948,198
Repurchase of stock (1,100 shares)        (30,800)             --                --             --               --         (30,800)
Compensation earned                            --         282,494                --             --               --         282,494
                                     ----------------------------------------------------------------------------------------------
Balance at December 31, 2002           26,862,276      (1,218,746)        2,562,990     12,519,902          520,729      41,247,151

Comprehensive income:
Net income                                     --              --                --      5,164,200               --       5,164,200
Other comprehensive income
Net unrealized loss on
investments, net of tax
of $334,282                                    --              --                --             --         (509,651)       (509,651)
                                                                                                                       ------------
Total comprehensive income              4,654,549

Income tax benefit from exercise of
warrants & options                             --              --           456,013             --               --         456,013
Issuance of stock (69,907 shares)       1,051,171         (72,025)               --             --               --         979,146
Repurchase of stock (160,002 shares)   (5,054,547)             --                --             --               --      (5,054,547)
Compensation earned                            --         396,092                --             --               --         396,092
                                     ----------------------------------------------------------------------------------------------
Balance at December 31, 2003           22,858,900        (894,679)        3,019,003     17,684,102           11,078      42,678,404

Comprehensive income:
Net income                                     --              --                --      5,681,049               --       5,681,049
Other comprehensive income
Net unrealized loss on
investments, net of tax
of $270,524                                    --              --                --             --         (412,445)       (412,445)
Net unrealized loss on
swap, net of tax
of $149,648                                    --              --                --             --         (228,156)       (228,156)
                                                                                                                       ------------
Total comprehensive income              5,040,448

Income tax benefit from exercise of
warrants & options                             --              --           817,610             --               --         817,610
Issuance of stock (111,366 shares)      1,516,423         (29,859)               --             --               --       1,486,564
Repurchase of stock (114,421 shares)   (3,779,334)             --                --             --               --      (3,779,334)
Compensation earned                            --         299,995                --             --               --         299,995
                                     ----------------------------------------------------------------------------------------------
Balance at December 31, 2004         $ 20,595,989    $   (624,543)     $  3,836,613   $ 23,365,151     $   (629,523)   $ 46,543,687
                                     ==============================================================================================

See accompanying notes.

                  The National Bank of Indianapolis Corporation

                      Consolidated Statements of Cash Flows

                                                                              Years Ended December 31
                                                                       2004             2003             2002
                                                                  -----------------------------------------------
Operating activities
Net income                                                        $   5,681,049    $   5,164,200    $   4,556,836
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses                                             1,320,000        1,200,000        1,500,000
Depreciation and amortization                                         1,281,526        1,099,026        1,056,034
Mortgage servicing rights impairment(recoveries) charges               (256,140)         345,102          261,174
(Gain) loss on sale of investment securities available for sale          83,739           36,891             (498)
Gain on sale of loans                                                  (157,145)      (1,056,418)        (705,611)
Gain on sale of fixed assets                                             (2,150)              --               --
Income tax benefit from exercise of warrants & options                  817,610          456,013        2,562,990
Stock compensation                                                       99,990          110,000          109,918
Net accretion of investments                                            294,755          841,086        1,151,094
Unearned compensation amortization                                      299,995          396,092          282,494
(Increase) decrease in:
Accrued interest receivable                                            (497,337)         470,857       (1,147,427)
Other assets                                                         (1,355,428)        (735,424)      (1,224,833)
Increase (decrease) in:
Other liabilities                                                     2,950,137       (1,824,744)         900,935
                                                                  -----------------------------------------------
Net cash provided by operating activities                            10,560,601        6,502,681        9,303,106

Investing activities
Net change in federal funds sold                                    (11,264,397)      (2,324,923)      (3,923,259)
Net change in reverse repurchase agreements                          10,000,000      (10,000,000)     115,000,000
Proceeds from maturities of investment
securities held to maturity                                           1,165,586       24,124,021        1,797,727
Proceeds from maturities of investment
securities available for sale                                        24,186,692       48,297,884       62,376,100
Proceeds from sales of investment securities available for sale      19,952,500       25,330,500        9,999,000
Purchases of investment securities held to maturity                 (51,426,350)        (181,700)     (23,796,563)
Purchases of investment securities available for sale               (21,491,649)    (107,055,082)    (129,205,346)
Net increase in loans                                               (93,781,818)    (143,204,249)    (127,569,056)
Proceeds from sale of loans                                          32,995,345       75,711,736       51,163,788
Purchases of premises and equipment                                  (1,562,075)        (999,445)      (1,047,088)
                                                                  -----------------------------------------------
Net cash used by investing activities                               (91,226,166)     (90,301,258)     (45,204,697)

Financing activities
Net increase in deposits                                             55,893,965       93,194,560       38,217,157
Net change in security repurchase agreements                         12,605,580       (2,716,728)       5,922,142
Net change in FHLB advances                                         (10,000,000)      (6,000,000)      (2,000,000)
Proceeds from issuance of long-term debt                              3,000,000        2,000,000               --
Repurchase of stock                                                  (3,779,334)      (5,054,547)         (30,800)
Proceeds from issuance of stock                                       1,386,574          869,146        4,838,280
                                                                  -----------------------------------------------
Net cash provided by financing activities                            59,106,785       82,292,431       46,946,779
                                                                  -----------------------------------------------

Increase (decrease) in cash and cash equivalents                    (21,558,780)      (1,506,146)      11,045,188
Cash and cash equivalents at beginning of year                       44,383,402       45,889,548       34,844,360
                                                                  -----------------------------------------------
Cash and cash equivalents at end of year                          $  22,824,622    $  44,383,402    $  45,889,548
                                                                  ===============================================

Interest paid                                                     $  12,959,914    $  12,149,305    $  14,144,085
                                                                  ===============================================
Income taxes paid                                                 $   1,368,989    $   4,268,861    $     405,325
                                                                  ===============================================

See accompanying notes.

1. Organization and Significant Accounting Policies

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

The consolidated financial statements include the accounts of the Corporation, the Bank, and the Trust with intercompany balances and transactions eliminated for years 2003 and 2002, however during the first quarter of 2004, as a result of applying Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51" (FIN 46), the Corporation was required to deconsolidate the Trust from its financial statements. See Note 4 Trust Preferred Securities in the Notes to the Consolidated Financial Statements of this report for further information.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and interest-bearing deposits. Interest-bearing deposits are available on demand.

Investment Securities

Investments in debt securities are classified as held-to-maturity or available-for-sale. Management determines the appropriate classification of the securities at the time of purchase per Board-approved policy.

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

The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization is included in interest income from investments. Interest and dividends are included in interest income from investments. Realized gains and losses, and declines in value judged to be other-than-temporary are included in other income. The cost of securities sold is based on the specific identification method.

Loans

Interest income on commercial, mortgage and certain installment loans are accrued on the principal amount of such loans outstanding. Loans are placed on nonaccrual status when significant doubt exists as to the collectibility of principal or interest. Interest continues to accrue on the loan, but no income is recognized. All payments, principal and interest, received are applied to the outstanding principal balance.

Deferred loan fees are amortized over the life of the loan.

Allowance for Loan Losses

The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses allocated to loans that are identified as impaired is based on cash flows using the loan's initial effective interest rate or the fair value of the collateral for collateral dependent loans.

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

The allowance for loan losses is allocated to each loan category based on management's estimate of expected losses, which is determined by, among other things, the Bank's historical loss experience and peer median charge off percentages by loan category added to actual reserves maintained for non-performing or specifically identified loans requiring a reserve. Although the loan loss reserve is allocated by loan category, the entire allowance is available to cover any loan loss that may occur.

Mortgage Servicing Rights

Mortgage servicing rights are recognized as separate assets when rights are acquired through sale of mortgage loans. Capitalized servicing rights are reported in other assets and are amortized into other operating expenses in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Mortgage servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as loan type, interest rates, maturities and other terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Estimates of fair value include assumptions about loan prepayment speeds, servicing costs and revenues, interest rates and other factors which may change over time. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the cost of the rights for each stratum.

Off Balance Sheet Arrangements

During the first quarter of 2004, the Corporation adopted FIN 46, which governs when certain variable interests should be consolidated in the financial statements of the Corporation. As a result, the Corporation deconsolidated the Trust which removed $13,500,000 of Mandatorily Redeemable Capital Securities issued by the Trust while adding $13,918,000 of junior subordinated debentures to the consolidated balance sheet. See Note 4 Trust Preferred Securities in the Notes to the Consolidated Financial Statements of this report for further information.

Derivative Instruments and Hedging Activities

During the second quarter of 2004, the Corporation entered into a 3-year interest rate swap to mitigate the risk of adverse interest rate movements on the value of future cash flows related to its investment in overnight Federal Funds sold. Pursuant to Financial Accounting Standard Board (FASB) Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding offset recorded in other comprehensive income within shareholders' equity, net of tax. See Note 6 Derivative Instruments and Hedging Activities in the Notes to the Consolidated Financial Statements of this report for further information.

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

Comprehensive Income

Comprehensive income is defined as net income plus other comprehensive income, which, under existing accounting standards includes unrealized gains and losses on certain investments in debt securities and unrealized gains or losses on interest rate swap. Comprehensive income is reported by the Corporation in the consolidated statements of shareholders' equity.

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

Stock Based Compensation

The Corporation has granted stock options to certain employees and directors. The stock options are for a fixed number of shares with an exercise price which approximates the fair value of shares at the date of grant. As discussed further in Note 12 Stock Option and Award and Employee Benefit Programs, expense for director and employee compensation under stock option plans is based on Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25), with expense reported only if options are granted with an exercise price below market price on the grant date. Pro forma disclosures of net income and earnings per share are provided as if the fair value method of FASB Statement No. 123 "Accounting for Stock Based Compensation", as amended by FASB Statement No. 148, were used for stock-based compensation.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over their vesting periods. The following table illustrates the effect on net income and earnings per share if the fair value recognition provisions of Statement No. 123, as amended by FASB Statement No. 148, to stock-based compensation had been applied.

                                                               2004          2003            2002
                                                           -----------------------------------------
     Net income, as reported                               $ 5,681,049   $ 5,164,200    $ 4,556,836
     Add: stock-based compensation expense, net of related
        taxes                                                 181,167        239,200        170,598
     Less: total stock-based compensation expense
        determined under fair-value-based method, net of
        taxes                                                (358,475)      (459,052)      (529,881)
                                                           -----------------------------------------
     Pro forma net income                                  $ 5,503,741   $ 4,944,348    $  4,197,553
                                                           =========================================

     Earnings per share:
        Basic, as reported                                 $      2.47   $      2.20    $      1.99
        Basic, pro forma                                   $      2.39   $      2.11    $      1.83

        Diluted, as reported                               $      2.37   $      2.08    $      1.88
        Diluted, pro forma                                 $      2.30   $      1.99    $      1.73

Reportable Segments

The Corporation has determined that it has one reportable segment, banking services. The Bank provides a full range of deposit, credit, and money management services to its targeted market, which is small to medium size businesses, affluent executive and professional individuals, and not-for-profit organizations.

Reclassifications

Certain amounts in the 2003 and 2002 financial statements have been reclassified to conform with the 2004 presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. New Accounting Pronouncements

In March 2004, The Emerging Issues Task Force (EITF), a standard setting body working under the auspices of the FASB, issued EITF No. 03-1, "The Meaning of Other than Temporary Impairments and its Application to Certain Investments". In the revised guidance the EITF reached a Consensus regarding the model to be used in determining whether an investment is other-than-temporarily impaired, and the required disclosures about unrealized losses on available-for-sale debt and equity securities. In September 2004, The FASB announced that the effective date for applying Paragraph 16 will be delayed pending further discussion. Paragraph 16 of the Consensus relates to debt securities that cannot be contractually prepaid or otherwise settled for an amount less than the investor's cost. The effective date for the recognition and measurement portion of the Consensus remains June 15, 2004. Management continues to evaluate the impact of adopting EITF 03-1 and it is not expected to have a material impact on the Corporation's financial condition, results of operations, or cash flow.

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123(R) supersedes APB 25 and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted no later than for July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Corporation expects to adopt Statement 123(R) on July 1, 2005.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

         1. A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

         2. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

Management is currently evaluating the effect of this guidance on the Corporation's financial condition, results of operations, and cash flow and has not yet determined the method that will be adopted.

As permitted by Statement 123, the Corporation currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method will have an impact on our results of operations and it will have an immaterial impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce reported net operating cash flows and increase net financing cash flows in periods after adoption. While the Corporation cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $817,610, $456,013, and $2,562,990 in 2004, 2003 and 2002, respectively.

3. Restrictions on Cash and Due From Bank Accounts

The Corporation is required to maintain average reserve balances with the Federal Reserve Bank or as cash on hand or on deposit with a correspondent bank. The required amount of reserve was approximately $25,000 at December 31, 2004 and 2003.

4. Trust Preferred Securities

In September 2000, the Corporation established the Trust, a Connecticut statutory business trust, which subsequently issued $13,500,000 of company obligated mandatorily redeemable capital securities and $418,000 of common securities. The proceeds from the issuance of both the capital and common securities were used by the Trust to purchase from the Corporation $13,918,000 Fixed Rate Junior Subordinated Debentures. The capital securities mature September 7, 2030, or upon earlier redemption as provided by the Indenture. The Corporation has the right to redeem the capital securities, in whole or in part, but in all cases in a principal amount with integral multiples of $1,000, on any March 7 or September 7 on or after September 7, 2010 at a premium, declining ratably to par on September 7, 2020. The capital securities have a fixed interest rate of 10.60%, and are guaranteed by the Bank. The subordinated debentures are the sole assets of the Trust and the Corporation owns all of the common securities of the Trust. The net proceeds received by the Corporation from the sale of capital securities were used for general corporate purposes. The indenture, dated September 7, 2000, requires compliance with certain non-financial covenants.

In January of 2003, the FASB issued FIN 46 which requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the adoption of FIN 46, entities are generally consolidated by an enterprise when it has a controlling interest through ownership of a majority voting interest in the entity.

Under the provisions of the FIN 46, except in certain circumstances, trust preferred capital securities by design are considered variable interest entities with no variable interest holder being considered the primary beneficiary, thus requiring the reporting enterprise to deconsolidate the trust upon adoption. However, in certain circumstances, the Interpretation initially allowed the parent to continue consolidating the trust.

In December 2003, a revised interpretation was issued which effectively removed the ability for a reporting enterprise to continue consolidating the trust. Therefore, a reporting enterprise must deconsolidate its trust as soon as practicable, in 2004. The Corporation had previously applied the provision of FIN 46 to the Trust, which allowed the Corporation to continue consolidating the Trust. However, the Corporation was required to adopt the provisions of the revised interpretation and to deconsolidate the Trust no later than March 31, 2004.

In the first quarter of 2004, as a result of applying the provisions of FIN 46, the Corporation was required to deconsolidate the Trust from its financial statements. The deconsolidation of the net assets and results of operations of the Trust had virtually no impact on the Corporation's financial statements or liquidity position since the Corporation continues to be obligated to repay the debentures held by the Trust and guarantees repayment of the capital securities issued by the Trust. The junior subordinated debt obligation issued to the Trust of $13,918,000 is reflected in the Corporation's balance sheet.

The junior subordinated debentures owed to the Trust and held by the Corporation qualify as Tier 1 capital for the Corporation under Federal Reserve Board guidelines. As a result of the issuance of FIN 46, the Federal Reserve Board determined that the deconsolidation of the Trust will not affect the qualifications of the capital securities as Tier 1 capital.

Consolidated debt related to the Trust holding solely debentures of the
Corporation:

                                                                            December 31
                                                                        2004           2003
                                                                    --------------------------
     10.60% junior subordinated debentures owed to NBIN Statutory
        Trust I due September 7, 2030                               $13,918,000    $        --
     10.60% capital securities of NBIN Statutory Trust I due
        September 7, 2030                                                    --     13,500,000
                                                                    --------------------------

                                                                    $13,918,000    $13,500,000
                                                                    ==========================

Interest payments made on the capital securities or the junior subordinated debentures are reported as a component of interest expense on long-term debt.

5. Investment Securities

The following is a summary of available-for-sale and held-to-maturity securities:

                                                            Available-for-Sale Securities
                                        ---------------------------------------------------------------
                                                             Gross            Gross         Estimated
                                         Amortized        Unrealized       Unrealized         Fair
                                           Cost              Gain             Loss            Value
                                        ---------------------------------------------------------------
December 31, 2004
U.S. Treasury securities                $  2,016,184     $         --     $      7,704     $  2,008,480
U.S. Government agencies                  91,000,000          112,700          769,680       90,343,020
Collateralized mortgage obligations           62,486               58               --           62,544
                                        ---------------------------------------------------------------
                                        $ 93,078,670     $    112,758     $    777,384     $ 92,414,044
                                        ===============================================================
December 31, 2003
U.S. Treasury securities                $ 21,840,685     $      5,646     $        954     $ 21,845,377
U.S. Government agencies                  93,904,140          829,297          815,799       93,917,638
Collateralized mortgage obligations           99,203              154               --           99,357
                                        ---------------------------------------------------------------
                                        $115,844,028     $    835,097     $    816,753     $115,862,372
                                        ===============================================================


                                                         Held-to-Maturity Securities
                                        -----------------------------------------------------------
                                                           Gross           Gross         Estimated
                                         Amortized       Unrealized      Unrealized        Fair
                                           Cost            Gain            Loss            Value
                                        -----------------------------------------------------------
December 31, 2004
-----------------
Municipals                              $ 5,444,198     $   484,166     $        --     $ 5,928,364
Collateralized mortgage obligations      50,012,255              --         836,980      49,175,275
Other securities                            250,000           4,584             221         254,363
                                        -----------------------------------------------------------
                                        $55,706,453     $   488,750     $   837,201     $55,358,002
                                        ===========================================================
December 31, 2003
-----------------
Municipals                              $ 5,576,468     $   531,499     $        --     $ 6,107,967
Other securities                            250,000           7,082              --         257,082
                                        -----------------------------------------------------------
                                        $ 5,826,468     $   538,581     $        --     $ 6,365,049
                                        ===========================================================

The amortized cost, fair value, and weighted-average yield of investment securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call and/or prepay obligations without prepayment penalties.

                                                              Available-for-Sale Securities
                                        --------------------------------------------------------------------------
                                                                                                         Weighted-
                                          Within 1                        5 to 10                         Average
                                           Year        1 to 5 Years        Years           Total           Yield
                                        --------------------------------------------------------------------------
U.S. Treasury and
U.S. Government agency debentures       $ 1,494,737     $91,521,447     $        --     $93,016,184        2.72%
Collateralized mortgage obligations              --          62,486              --          62,486        1.46%
                                        -----------------------------------------------------------
Amortized cost                          $ 1,494,737     $91,583,933     $        --     $93,078,670
                                        ===========================================================
Fair value                              $ 1,492,425     $90,921,619     $        --     $92,414,044
                                        ===========================================================
Weighted-average yield                         2.00%           2.73%             --           2.72%
                                        ===========================================================

                                                             Held-to Maturity Securities
                                    --------------------------------------------------------------------------
                                                                                                     Weighted-
                                      Within 1                        5 to 10                         Average
                                        Year        1 to 5 Years       Years           Total           Yield
                                    --------------------------------------------------------------------------
Other Securities                    $    50,000     $   175,000     $    25,000     $   250,000        5.06%
Municipals                                   --       3,227,568       2,216,630       5,444,198        4.92%
Collateral mortgage obligations              --              --      50,012,255      50,012,255        3.45%
                                    ------------------------------------------------------------
Amortized costs                     $    50,000     $ 3,402,568     $52,253,885     $55,706,453
                                    ============================================================
Fair value                          $    50,293     $ 3,713,039     $51,594,670     $55,358,002
                                    ============================================================
Weighted-average yield                     6.63%           4.96%           3.51%          3.61%
                                    ============================================================

The Corporation held thirteen investment securities as of December 31, 2004 of which the amortized cost was greater than market value. The majority of these investment securities were purchased during 2003 and 2004. Management does not believe any individual unrealized loss as of December 31, 2004 represents an other-than-temporary impairment. The unrealized losses relate primarily to securities issued by the U.S. Treasury and FHLMC. These unrealized losses are primarily attributable to changes in interest rates and individually were 2.3% or less of their respective amortized cost basis. The Corporation has both the intent and ability to hold these securities for a time necessary to recover the amortized cost.

                                              Available-for-Sale Securities
                                Less than 6 months                 Greater than 6 months
                          In an unrealized loss position      In an unrealized loss position
                       --------------------------------------------------------------------------
                                                                                                     Total        Total
                        Unrealized     Number                 Unrealized     Number                Unrealized   Estimated
                           Loss          of       Estimated      Loss          of      Estimated      Loss        Fair
                          Amount     Securities   Fair Value    Amount     Securities  Fair Value    Amount       Value
                       ---------------------------------------------------------------------------------------------------
   U.S. Treasury
    Securities         $   (2,103)           2   $  992,580   $  (5,601)           2   $1,015,900   $ (7,704)  $ 2,008,480
   U.S. Government
    Agencies             (280,200)           1   19,719,800    (489,480)           2   25,510,520    (769,680)  45,230,320
                       ---------------------------------------------------------------------------------------------------
     Total             $ (282,303)           3   $20,712,380  $(495,081)           4   $26,526,420  $(777,384) $47,238,800
                       ===================================================================================================


                                                   Held-to-Maturity Securities
                                     Less than 6 months                Greater than 6 months
                               In an unrealized loss position      In an unrealized loss position
                             ------------------------------------ -----------------------------------
                                                                                                           Total         Total
                             Unrealized   Number                 Unrealized     Number                   Unrealized    Estimated
                                Loss        Of      Estimated       Loss          of        Estimated       Loss          Fair
                               Amount    Securities Fair Value     Amount     Securities   Fair Value      Amount        Value
                             ----------------------------------------------------------------------------------------------------
   Collateralized Mortgage
   Obligations               $        -           -  $       -   $(836,980)           3    $49,175,275    $(836,980)  $49,175,275
   Other Securities                   -           -  $       -        (221)           3         74,779         (221)       74,779
                             ----------------------------------------------------------------------------------------------------
     Total                   $        -           -  $       -  $ (837,201)           6    $49,250,054    $ (837,201) $49,250,054
                             ====================================================================================================


Investment securities with a carrying value of approximately $81,000,000 and $73,000,000 at December 31, 2004 and 2003, respectively, were pledged as collateral for bankruptcy accounts to the U.S. Department of Justice, Treasury Tax and Loan, and securities sold under agreements to repurchase.

6. Derivative Instruments and Hedging Activities

During the second quarter of 2004, the Corporation entered into a 3-year interest rate swap to reduce the volatility of variable interest payments received on a portion of its overnight federal funds sold. This interest rate swap qualified as and is being accounted for as a cash flow hedge pursuant to FASB Statement No. 133. Statement 133 requires changes in the fair value of cash flow hedges to be reported as a component of Other Comprehensive Income, net of deferred taxes.

                                         December 31, 2004                             December 31, 2003
                                                                Net                                            Net
                           Notional Amount  Derivative    Ineffectiveness     Notional     Derivative    Ineffectiveness
                                             Liability      Hedge Gains        Amount       Liability      Hedge Gains
                                                              (Losses)                                       (Losses)
Cash flow hedge
   Overnight federal funds
     sold
       Receive fixed
         interest rate swap  $20,000,000       $377,804  $           --    $        --        $     --        $    --

7. Loans and Allowance for Loan Losses

Loans consist of the following at December 31:

                                                    2004              2003
                                               --------------------------------
     Residential loans secured by real estate   $ 243,717,433     $ 218,400,660
     Commercial loans secured by real estate      127,772,683       120,135,105
     Other commercial and industrial loans        235,704,551       221,845,611
     Consumer loans                                49,257,902        36,681,368
                                               --------------------------------
     Total loans                                  656,452,569       597,062,744
     Less: allowance for loan losses               (7,795,803)       (8,029,596)
                                               --------------------------------
     Total loans, net                           $ 648,656,766     $ 589,033,148
                                               ================================

Activity in the allowance for loan losses was as follows:

                                    2004           2003           2002
                                 ------------------------------------------

     Beginning balance            $ 8,029,596     $7,227,000     $5,986,965
     Loans charged off (net)       (1,553,793)      (397,404)      (259,965)
     Provision for loan losses      1,320,000      1,200,000      1,500,000
                                 ------------------------------------------
     Ending balance               $ 7,795,803     $8,029,596     $7,227,000
                                 ==========================================

A loan is considered delinquent when a payment has not been made more than 30 days past its contractual due date.

Loans past due over 30 days totaled $3,019,524, or .46% of total loans at December 31, 2004 compared to $5,215,093 or .87% of total loans at December 31, 2003.

Loans are considered to be impaired if a loan is greater than 90 days past due and not accruing interest. At December 31, 2004 thirty-two loans with a combined balance of $3,119,000 were considered to be impaired. At December 31, 2003 forty-one loans with a combined balance of $4,871,000 were considered to be impaired. The average combined balance of impaired loans during 2004 and 2003 was $3,542,000 and $4,180,000, respectively. For loans classified as impaired at December 31, 2004, the contractual interest due and the actual interest recognized on those loans during 2004 was $309,350 and $102,687, respectively and the related allowance on impaired loans at December 31, 2004 was $836,000.

At December 31, 2004 and 2003, there were approximately $73,000 and $517,000 of loans greater than 90 days past due and still accruing interest.

Loans are principally to borrowers in the Central Indiana area.

8. Premises and Equipment

Premises and equipment consist of the following at December 31:

                                                         2004           2003
                                                     --------------------------

     Land and improvements                           $ 2,270,444    $ 2,270,444
     Building and improvements                         5,426,385      5,358,751
     Construction in progress                          1,109,187         70,444
     Leasehold improvements                            1,628,213      1,614,621
     Furniture and equipment                           7,276,869      6,832,616
                                                     --------------------------
                                                      17,711,098     16,146,876
     Less accumulated depreciation and amortization   (8,034,830)    (6,998,167)
                                                     --------------------------
     Net premises and equipment                      $ 9,676,268    $ 9,148,709
                                                     ==========================

Certain Corporation facilities and equipment are leased under various operating leases. Rental expense under these leases was $260,378, $247,822, and $245,629 for 2004, 2003, and 2002, respectively.

Future minimum rental commitments under noncancelable leases are:

     2005                                                           $   356,477
     2006                                                               271,733
     2007                                                               243,711
     2008                                                               238,027
     2009                                                               197,326
     Thereafter                                                       1,062,292
                                                                    -----------
                                                                    $ 2,369,566
                                                                    ===========

9. Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $96,362,758 and $82,210,074 at December 31, 2004 and 2003, respectively.

The following table is a breakdown of mortgage servicing rights:

                                                 2004             2003
                                            -----------------------------

     Balance at January 1                   $  1,505,241      $ 1,041,267
     Plus: additions                             311,332          685,428
     Less: amortization                         (244,861)        (221,454)
                                            -----------------------------
     Balance at December 31                    1,571,712        1,505,241
     Less: valuation allowance                  (350,136)        (606,276)
                                            -----------------------------
     Balance, net                           $  1,221,576      $   898,965
                                            =============================

Projected amortization of mortgage servicing rights is based on current assumptions related to market conditions. Future amortization expense may be different depending on changes in the mortgage servicing pool, interest rates and market conditions.

10. Deposits

Deposits are summarized as follows:

                                                       December 31
                                                 2004               2003
                                            --------------------------------

     Demand accounts:
        Non-interest-bearing                $ 153,674,215      $ 138,087,276
        Interest bearing                       96,248,216         78,061,429
                                            --------------------------------
     Total demand accounts                    249,922,431        216,148,705

     Money market accounts                    316,175,384        294,969,565
     Savings accounts                          10,831,226          9,543,087
     Certificate accounts:
        Over $100,000                          49,039,847         48,219,664
        Under $100,000                         67,462,157         68,656,059
                                            --------------------------------
     Total deposits                         $ 693,431,045      $ 637,537,080
                                            ================================

At December 31, 2004 the stated maturities of time deposits are as follows:

                                                                      Greater
                                                      Less than         Than
                                                       $100,000       $100,000
                                                     ---------------------------

     Mature in three months or less                   $13,363,981   $14,554,066
     Mature after three months through six months       9,173,926     3,631,966
     Mature after six months through twelve months     15,801,514    13,498,375
     Mature in 2005                                     9,133,116     4,941,208
     Mature in 2006                                     9,466,415     6,763,067
     Thereafter                                        10,523,205     5,651,165
                                                     ---------------------------
                                                      $67,462,157   $49,039,847
                                                     ===========================

11. Other Borrowings

Security repurchase agreements are short-term borrowings that generally mature within one to three days from the transaction date. At December 31, 2004 and 2003 the weighted average interest rate on these borrowings was 0.74% and 0.53%, respectively.

All of the FHLB advances have a fixed interest rate and require monthly interest payments. The principal balances for each of the advances is due at maturity. The advances are collateralized by a pledge covering certain of the Corporation's mortgage loans.

A schedule of the FHLB advances as of December 31, 2004 and 2003 is as follows:

                  2004                                     2003
  -------------------------------------  -------------------------------------
      Amount      Rate       Maturity       Amount         Rate      Maturity
  -------------------------------------  -------------------------------------

   $5,000,000     5.14%     08/01/2005   $ 5,000,000       5.39%    02/26/2004
    3,000,000     5.39%     10/03/2005     5,000,000       5.15%    04/23/2004
    5,000,000     5.43%     03/16/2006     5,000,000       5.14%    08/01/2005
    5,000,000     5.32%     05/08/2006     3,000,000       5.39%    10/03/2005
    8,000,000     4.19%     07/24/2007     5,000,000       5.43%    03/16/2006
    3,000,000     5.57%     08/13/2007     5,000,000       5.32%    05/08/2006
    3,000,000     5.55%     10/02/2008     8,000,000       4.19%    07/24/2007
                                           3,000,000       5.57%    08/13/2007
                                           3,000,000       5.55%    10/02/2008
  -----------                            -----------
   $2,000,000                            $42,000,000
  ===========                            ===========

The Corporation maintains a Revolving Credit Agreement with Harris Trust and Savings Bank in the amount of $5,000,000 that will mature September 28, 2005. At December 31, 2004 and 2003, $0 was outstanding. The Corporation pays a commitment fee of .25% per annum on the average daily unused portion of the line of credit.

The Bank entered into an agreement in the amount of $5,000,000 pursuant to a Subordinated Term Loan Agreement with Harris Trust and Savings Bank dated June 6, 2003. The first advance was made in the amount of $2,000,000 on June 6, 2003. The second advance was made in the amount of $3,000,000 on May 3, 2004. The final maturity date of the loan is June 6, 2010. The outstanding principal balance is permitted to be repaid prior to maturity with prior consent from the Federal Reserve. There are many different interest rate options available. Each floating rate option is available for a fixed term of 1-3 months. The Bank is currently paying Adjusted 3-month LIBOR plus 2.0% which equates to 4.16% at December 31, 2004. Interest payments are due at the expiration of the fixed term option.

12. Stock Option and Award and Employee Benefit Programs

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

Shares subject to outstanding options are summarized as follows:

                                  2004                           2003                         2002
                          ---------------------------------------------------------------------------------
                                      Weighted-                      Weighted-                    Weighted-
                                       Average                        Average                      Average
                                       Exercise                       Exercise                     Exercise
                           Options       Price         Options          Price          Options       Price
                          ---------------------------------------------------------------------------------
Options outstanding at
   beginning of year       379,695      $19.15         391,557         $18.75          315,500      $14.75
New options
   granted                   6,892       33.92           5,800          29.98          115,057       27.58
Options exercised         (101,931)      11.70         (17,662)         13.79          (37,800)      12.25
Options forfeited           (6,600)      28.52               -           -              (1,200)      19.00
                         ----------                   ---------                      ----------
Options outstanding at
   end of year             278,056      $21.99         379,695         $19.15          391,557      $18.75
                         ==========                   =========                      ==========

Exercisable at year end
                           187,321      $19.17         266,881         $16.25          260,300      $15.72

The weighted-average fair value of the options granted during 2004, 2003 and 2002 was $12.19, $10.43, and $11.06, respectively.

As of December 31, 2004 total shares which may be purchased under the plans is 278,056 with option prices ranging from $10.00 to $34.50. The weighted-average remaining contractual life of those options is six years.

The following table is a breakdown of the available options which can be exercised with their respective weighted average exercise price and weighted average contractual life:

         # of Options                                                            Weighted Average Contractual Life
          Outstanding            Range         Weighted Average Exercise Price                (Years)
     ---------------------------------------------------------------------------------------------------------------
             126,800        $10.00 - $19.00                  $16.50                              3.5
             144,364        $20.00 - $29.50                  $26.24                              7.0
               6,892        $31.25 - $34.50                  $33.75                              9.6
     ---------------------------------------------------------------------------------------------------------------
             278,056        $10.00 - $34.50                  $21.99                              5.5

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

 Fiscal Year    Number of       Shares       Unearned         Vesting         Date Fully
    Ended     Shares Issued    Forfeited   Compensation       Schedule          Vested
-------------------------------------------------------------------------------------------
    1997          19,500            700     $242,332        20% per year    January 1, 2002
    1998           1,000              -       14,000        20% per year    January 1, 2003
    1999          36,000          2,000      646,000        5 yr. cliff     June 30, 2004
    2000           5,000              -      100,000        5 yr. cliff     March 16, 2005
    2001           3,000              -       69,000        5 yr. cliff     January 26, 2006
    2002           1,500              -       37,500        5 yr. cliff     June 11, 2006
    2002           6,500              -      178,750        4 yr. Cliff     August 31, 2006
    2002          30,800            500      845,200        5 yr. Cliff     June 20, 2007
    2003            1700              -       50,150        5 yr. Cliff     January 8, 2008
    2003             700              -       21,875        5 yr. Cliff     July 17, 2008
    2004           3,100            700       82,800        5 yr. Cliff     December 16, 2009

During 2004, certain officers/directors of the Corporation exercised their options to purchase 101,931 shares of common stock. The exercise price ranged from $10.00 to $27.50 with a weighted average exercise price of $11.70 and a weighted average fair market value of the stock was $32.99.

During 2003, certain officers/directors of the Corporation exercised their warrants/options to purchase 55,662 shares of common stock. The exercise price ranged from $10.00 to $27.50 with a weighted average exercise price of $11.20 and a weighted average fair market value of the stock was $31.40.

Due to the exercise of the options, the Corporation received a deduction for tax purposes for the difference between the fair value of the stock at the date of the exercise and the exercise price. In accordance with APB 25, the Corporation has recorded an income tax benefit of $817,610 and $456,013 as additional paid in capital during 2004 and 2003, respectively.

The Corporation has elected to follow APB 25 and related Interpretations in accounting for its director and employee stock options and restricted stock. Under APB 25, because the exercise price of the Corporation's director and employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted- average assumptions: a dividend yield of 0%; volatility factor of the expected market price of the Corporation's common stock of .054485; and an expected life of the options of 10 years. The risk-free interest rate was estimated to be 4.4%, 4.3% to 4.4%, and 5.2% to 5.66% for 2004, 2003, and 2002, respectively. The fair value for the restricted stock is estimated to equal the fair value of unrestricted stock and to be restricted for five years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

The Corporation has a trusteed 401(k) retirement savings plan covering substantially all employees and encouraging employee contributions. Employer contributions include Board of Director discretionary contributions and the matching of a portion of employee contributions. The Corporation expensed approximately $201,000, $211,000, and $167,000 for employer contributions to the plan during 2004, 2003, and 2002, respectively.

13. Dividend and Loan Limitation and Regulatory Capital Ratios

Dividends from the Bank to the Corporation may not exceed the undivided profits of the Bank (included in consolidated retained earnings) without prior approval of a federal regulatory agency. In addition, Federal banking laws limit the amount of loans the Bank may make to the Corporation, subject to certain collateral requirements. No loans were made during 2004 or 2003 by the Bank to the Corporation. The Bank declared a $1,000,000 and $1,650,000 dividend to the Corporation during 2004 and 2003, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of total qualifying capital to total adjusted asset (as defined). Management believes, as of December 31, 2004 and 2003, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2004, the most recent notification from the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and leveraged capital ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios are also presented in the following table.

                                                                                                To be well
                                                                                         capitalized under prompt
                                                                    For capital             corrective action
                                          Actual                 adequacy purposes              provisions
                                -----------------------------------------------------------------------------------
As of December 31, 2004              Amount         Ratio       Amount          Ratio       Amount         Ratio
                                -----------------  -------------------------  -------------------------  ----------
Tier 1 Risk-Based Capital           $57,978,004      8.6%      $26,995,059      4.0%      $40,492,588      6.0%

Total Risk-Based Capital             70,773,807     10.5%      $53,990,118      8.0%      $67,487,647     10.0%

Leveraged Capital                    57,978,004      6.5%      $35,705,850      4.0%       $44,632,312     5.0%

As of December 31, 2003

Tier 1 Risk-Based Capital           $52,254,914      8.6%      $24,309,136      4.0%       36,463,703      6.0%

Total Risk-Based Capital             61,856,864     10.2%       48,618,271      8.0%       60,772,839     10.0%

Leveraged Capital                    52,254,914      6.4%       32,699,306      4.0%        40,874,133     5.0%

14. Related Parties

Certain directors and principal shareholders of the Corporation, including their families and companies in which they are principal owners, are loan customers of and have other transactions with the Corporation or its subsidiary in the ordinary course of business. The aggregate dollar amount of these loans was approximately $7,129,516 and $8,847,920 on December 31, 2004 and 2003,
respectively. All of the loans made were on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with unrelated parties. The amounts do not include loans made in the ordinary course of business to companies in which officers or directors of the Corporation are either officers or directors, but are not principal owners, of such companies. During 2004, new loans to these parties amounted to $429,364 and repayments amounted to $2,147,768.

15. Income Taxes

The Corporation applies a federal income tax rate of 34% and a state tax rate of 8.5% in the computation of tax expense or benefit. The provision for income taxes consisted of the following:

                                          2004          2003          2002
                                       ---------------------------------------
     Current tax expense               $2,940,441    $3,592,053    $3,636,852
     Deferred tax (benefit) expense       194,557      (379,263)     (636,573)
                                       ---------------------------------------
                                       $3,134,998    $3,212,790    $3,000,279
                                       =======================================

The statutory tax rate reconciliation is as follows:

                                                        2004               2003                2002
                                                   ----------------------------------------------------
     Income before provision for income tax          $8,816,047         $8,376,990          $7,557,115
                                                   ====================================================

     Tax expense at federal statutory rate           $2,997,456         $2,848,177          $2,569,419

     Increase (decrease) in taxes resulting from:
          State income taxes                            454,644            485,239             438,511
          Deferred compensation                        (154,275)                 -                (816)
          Tax exempt interest                           (95,303)           (96,360)            (93,970)
          Other                                         (67,524)           (24,266)             87,135
                                                   ----------------------------------------------------
                                                     $3,134,998         $3,212,790          $3,000,279
                                                   ====================================================

     Effective tax rate                                  35.56%             38.35%              39.70%


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

The components of the Corporation's net deferred tax assets in the consolidated balance sheet as of December 31 are as follows:

                                                    2004              2003
                                              --------------------------------
     Deferred tax assets:
        Allowance for loan losses               $3,087,918         $3,180,523
        Other                                    1,145,500            706,760
                                              --------------------------------
     Total deferred tax assets                   4,233,418          3,887,283
     Deferred tax liability:
        Mortgage servicing rights                 (483,866)          (356,080)
        Other                                           --             (7,266)
                                              --------------------------------
     Total deferred tax liabilities               (483,866)          (363,346)
                                              --------------------------------
     Net deferred tax assets                    $3,749,552         $3,523,937
                                              ================================

16. Commitments and Contingencies

A summary of the contractual amount of commitments to extend credit is as follows:

                                                       2004              2003
                                                  ------------------------------

     Commercial credit lines                      $181,996,327      $150,011,250
     Revolving home equity and credit card lines    82,362,909        76,386,307
     Standby letters of credit                      13,538,965        12,053,320
     Other loans                                     2,811,446         2,655,819
                                                  ------------------------------
                                                  $280,709,647      $241,106,696
                                                  ==============================

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

17. Fair Value of Financial Instruments

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

     Investment securities (including collateraizedl mortgage obligations and stock in federal banks): Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

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

     Junior subordinated debt: The fair value of the preferred capital securities are based upon discounted cash flows using rates for similar securities with the same maturities.

     Off-balances-sheet instruments: Due to variable interest rates, the fair value of commitments to extend credit approximate the carrying value. Fair values for derivative instruments are based on cash flow projection models acquired from third parties.

The estimated fair values of the Corporation's financial instruments at December 31 are as follows:

                                                          2004                               2003
                                         ----------------------------------------------------------------------
                                               Carrying           Fair           Carrying            Fair
                                                Amount            Value           Amount             Value
                                         ----------------------------------------------------------------------
     Assets
     Cash and due from banks                  $22,824,622      $22,824,622      $44,383,402       $44,383,402
     Federal funds sold                        31,766,783       31,766,783       20,502,386        20,502,386
     Reverse repurchase agreements              5,000,000        5,000,000       15,000,000        15,000,000
     Investment securities
        available-for-sale                     92,414,044       92,414,044      115,862,372       115,862,372
     Investment securities
        held-to-maturity                       55,706,453       55,358,002        5,826,468         6,365,049
     Net loans                                648,656,766      650,492,553      589,033,148       598,495,968
     Stock in federal banks                     3,678,300        3,678,300        3,558,200         3,558,200

     Liabilities
     Deposits                                 693,431,045      692,209,547      637,537,080       643,909,939
     Security repurchase agreements            84,162,626       84,162,626       71,557,046        71,557,046
     FHLB advances                             32,000,000       32,753,126       42,000,000        43,781,955
     Subordinated debt                          5,000,000        4,997,851        2,000,000         2,000,000
     Capital securities                                --               --       13,500,000        15,290,047
     Junior subordinated debentures
                                               13,918,000       15,571,225               --                --
     Off-Balance-Sheet Instruments
     Interest Rate Swap                                --          188,540               --                --
     Commitments to extend credit                      --               --               --                --

18. Shareholders' Equity

The following is a summary of activity in accumulated other comprehensive income:

                                                         2004         2003         2002
                                                      -----------------------------------
Accumulated unrealized gains on securities            $  11,078    $ 520,729    $  63,298
   available for sale at January 1, net of tax
Net unrealized gains (losses) for period               (599,230)    (807,042)     756,964
Tax benefit (expense)                                   237,355      319,669     (299,834)
Reclassification adjustment of gains (losses)
   included in net income                               (83,739)     (36,891)         498
Tax benefit (expense)                                    33,169       14,613         (197)
                                                      -----------------------------------
Ending other comprehensive income (loss) at
   December 31, net of tax                            $(401,367)   $  11,078    $ 520,729
                                                      ===================================

Accumulated unrealized gains on swap at January 1,
   net of tax                                         $      --    $      --    $      --
Net unrealized loss for period                         (377,804)          --           --
Tax benefit                                             149,648           --           --
                                                      -----------------------------------
Ending other comprehensive loss at December 31, net
   of tax                                             $(228,156)   $      --    $      --
                                                      ===================================

Accumulated other comprehensive income at January
   1, net of tax                                      $  11,078    $ 520,729    $  63,298
Other comprehensive income (loss), net of tax          (640,601)    (509,651)     457,431
                                                      -----------------------------------
Accumulated other comprehensive income (loss) at
   December 31, net of tax                            $(629,523)   $  11,078    $ 520,729
                                                      ===================================

19. Earnings Per Share

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

                                                                2004            2003            2002
                                                          -----------------------------------------------
     Basic average shares outstanding                        2,302,522        2,343,460       2,288,715
                                                          ===============================================

     Net income                                            $ 5,681,049       $5,164,200      $4,556,836
                                                          ===============================================

     Basic net income per common share                          $2.47            $2.20          $1.99
                                                          ===============================================

     Diluted
     Average shares outstanding                              2,302,522        2,343,460       2,288,715
     Nonvested restricted stock                                 30,206           49,620          48,300
     Common stock equivalents
     Net effect of the assumed exercise of stock options
                                                                61,643           89,919          77,518
     Net effect of the assumed  exercise of warrants                --               --          14,581
                                                          -----------------------------------------------
     Diluted average shares                                  2,394,371        2,482,999       2,429,114
                                                          ===============================================

     Net income                                            $ 5,681,049       $5,164,200      $4,556,836
                                                          ===============================================

     Diluted net income per common share                         $2.37            $2.08           $1.88
                                                          ===============================================

20. Parent Company Financial Statements

The condensed financial statements of the Corporation, prepared on a parent company unconsolidated basis, are presented as follows:

Balance Sheet

                                                        December 31
                                                     2004         2003
                                                 -------------------------
    Assets
    Cash                                         $ 2,449,327   $ 3,584,877
    Investment in subsidiaries                    57,470,639    52,920,721
    Other assets                                   1,296,944       732,942
                                                 -------------------------
    Total assets                                 $61,216,910   $57,238,540
                                                 =========================

    Liabilities and shareholders' equity
    Other liabilities                            $   755,223   $   642,136
    Subordinated debt                             13,918,000    13,918,000
                                                 -------------------------
    Total liabilities                             14,673,223    14,560,136

    Shareholders' equity                          46,543,687    42,678,404
                                                 -------------------------
    Total liabilities and shareholders' equity   $61,216,910   $57,238,540
                                                 =========================

Statements of Income

                                                           Years Ended December 31
                                                      2004           2003           2002
                                                  -----------------------------------------
    Interest income                               $    26,579    $    76,863    $    65,119
    Interest expense                                1,488,053      1,590,506      1,443,674
    Other income                                       44,308             --             --
    Other operating expenses:
    Unearned compensation amortization                299,995        396,092        282,494
    Other expenses                                    306,430        305,923        316,483
                                                  -----------------------------------------
    Total other operating expenses                    606,425        702,015        598,977
                                                  -----------------------------------------
    Net loss before tax benefit and equity in
       undistributed net income of subsidiaries    (2,023,591)    (2,215,658)    (1,977,532)
    Tax benefit                                       949,289        817,343        782,338
                                                  -----------------------------------------

    Net loss before equity in undistributed net
       income of subsidiaries                      (1,074,302)    (1,398,315)    (1,195,194)

    Equity in undistributed net income of
       subsidiaries                                 6,755,351      6,562,515      5,752,030
                                                  -----------------------------------------
    Net income                                    $ 5,681,049    $ 5,164,200    $ 4,556,836
                                                  =========================================

Statements of Cash Flows

                                                                            Years Ended December 31
                                                                        2004           2003          2002
                                                                    -----------------------------------------
    Operating activities
    Net income                                                      $ 5,681,049    $ 5,164,200    $ 4,556,836
    Adjustments to reconcile net income to net cash provided by
       (used by) operating activities:
         Undistributed net income of subsidiaries                    (6,755,351)    (6,562,516)    (5,752,030)
         Income tax benefit from exercise of options and warrants       817,610        456,013      2,562,990
         Stock compensation                                              99,990        110,000        109,918
         Unearned compensation amortization                             299,995        396,092        282,494
         Increase(decrease) in other assets                                 830       (337,378)        (6,564)
         Increase (decrease) in other liabilities                       113,087       (419,942)       460,651
                                                                    -----------------------------------------
    Net cash provided by (used by) operating activities                 257,210     (1,193,531)     2,214,295

    Investing activities
    Capital contribution to The National Bank of Indianapolis                --             --     (1,000,000)
    Dividends from The National Bank of Indianapolis                  1,000,000      1,650,000        650,000
                                                                    -----------------------------------------
    Net cash provided by (used by) investing activities               1,000,000      1,650,000       (350,000)

    Financing activities
    Proceeds from issuance of stock                                   1,386,574        869,146      4,838,280
    Repurchase of stock                                              (3,779,334)    (5,054,547)       (30,800)
                                                                    -----------------------------------------
    Net cash provided by (used by) financing activities              (2,392,760)    (4,185,401)     4,807,480
                                                                    -----------------------------------------

    Increase (decrease) in cash and cash equivalents                 (1,135,550)    (3,728,932)     6,671,775

    Cash and cash equivalents at beginning of year                    3,584,877      7,313,809        642,034
                                                                    -----------------------------------------
    Cash and cash equivalents at end of year                        $ 2,449,327    $ 3,584,877    $ 7,313,809
                                                                    =========================================

21. Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2004 and 2003:

                                               March 31          June 30          September 30        December 31
                                    ------------------------------------------------------------------------------
2004

Interest income                              $ 8,758,927       $ 9,057,485         $ 9,894,386        $10,812,759
Interest expense                               2,980,095         2,902,881           3,323,504          3,755,826
                                    ------------------------------------------------------------------------------

Net interest income                            5,778,832         6,154,604           6,570,882          7,056,933

Provision for loan losses                        300,000           300,000             330,000            390,000
Other operating income                         1,732,917         1,832,407           1,816,372          1,794,812
Other operating expense                        5,476,831         5,725,926           5,672,721          5,726,234
                                    ------------------------------------------------------------------------------

Net income before tax                          1,734,918         1,961,085           2,384,533          2,735,511

Federal and state income tax                     685,628           439,384             910,503          1,099,483
                                    ------------------------------------------------------------------------------

Net income after tax                         $ 1,049,290       $ 1,521,701         $ 1,474,030        $ 1,636,028
                                    ==============================================================================

Basic earnings per share                          $ 0.46            $ 0.66              $ 0.64             $ 0.71
Diluted earnings per share                        $ 0.43            $ 0.64              $ 0.61             $ 0.69

2003

Interest income                               $8,570,656        $8,690,207          $8,531,746         $8,767,532
Interest expense                               2,989,800         3,063,213           2,932,884          2,964,023
                                    ------------------------------------------------------------------------------

Net interest income                            5,580,856         5,626,994           5,598,862          5,803,509

Provision for loan losses                        300,000           300,000             300,000            300,000
Other operating income                         2,100,042         2,051,360           2,033,451          1,766,222
Other operating expense                        5,238,174         5,378,333           5,190,847          5,176,952
                                    ------------------------------------------------------------------------------

Net income before tax                          2,142,724         2,000,021           2,141,466          2,092,779

Federal and state income tax                     845,898           794,561             846,068            726,263
                                    ------------------------------------------------------------------------------

Net income after tax                          $1,296,826        $1,205,460          $1,295,398         $1,366,516
                                    ==============================================================================

Basic earnings per share                          $ 0.55            $ 0.51              $ 0.55             $ 0.59
Diluted earnings per share                        $ 0.52            $ 0.48              $ 0.51             $ 0.57

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

Item 9B.  Other Information
---------------------------

         On December 16, 2004, the Company set the 2005 estimated annual base salaries of all employees, other than Morris L. Maurer and Philip B. Roby, whose salaries are adjusted, if appropriate, on July 1 of each year. For the fiscal year ending December 31, 2005, Debra L. Ross will receive a salary of $140,000.

         The Corporation also has determined that the Directors will be compensated on the same basis in 2005 as they were compensated in 2004. The components for Director compensation are set forth on Exhibit 10(f) to this Form 10-K.

         On December 16, 2004, the Company also approved the bonus amounts payable to the named executive officers for 2004 under the 2004 Bank Incentive Plan ("Bonus Plan"). Because the Bank had achieved its profit goal for net income after taking into account the full accrual of all suggested bonuses in 2004, under the Bonus Plan this triggered a payout of 18% of salary for all employees, including the named executive officers. The bonus amounts paid to the named executive officers were $46,146 for Morris L. Maurer; $39,705 for Philip
B. Roby; and, $20,441 for Debra L. Ross.

         Ms. Ross was also awarded $4,000 under the Bank's Discretionary Bonus Plan. Mr. Maurer and Roby do not participate in the Discretionary Bonus Plan.

         Morris L. Maurer and Philip B. Roby were also awarded bonus payments under the 2004 Top Management Bonus Plan. Under this bonus plan, Mr. Maurer was awarded a bonus equal to $37,671, and Mr. Roby was awarded a bonus equal to $33,329.

PART III

Items 10.  11, 12, 13 and 14
----------------------------

         In accordance with the provisions of General Instruction G to Form 10-K, the information required for the required disclosures under Items 10, 11, 12, 13 and 14 are not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2004 fiscal year, which Proxy Statement will contain such information. The information required by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to such Proxy Statement.

Part IV


Item 15.  Exhibits and Financial Statement Schedules
----------------------------------------------------

(a)      (1) The following consolidated financial statements are included in
             Item 8:

                                                                                 Page Number in
                                                                                       10-K
         Independent Auditors' Report on Consolidated Financial Statements              43

         Consolidated Balance Sheets December 31, 2004 and 2003                         44

         Consolidated Statements of Income                                              45
         For the years ended December 31, 2004, 2003 and 2002

         Consolidated Statements of Shareholders' Equity                                46
         For the years ended December 31, 2004, 2003 and 2002

         Consolidated Statements of Cash Flows                                          47
         For the years ended December 31, 2004, 2003, and 2002

         Notes to consolidated Financial Statements                                     48

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

         10(a)* Amended and restated 1993 Key Employees' Stock Option Plan of the Corporation

         10(b)* 1993 Directors' Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(b) to the Corporation's Form 10-Q as of June 30, 2001 are incorporated by reference

         10(c)*   Amended and restated 1993 Restricted Stock Plan of the
                  Corporation

         10       (d)* Form of agreement under the 1993 Key Employees Stock
                  Option Plan

         10 (e)*  Form of agreement under the 1993 Restricted Stock Plan

         10 (f)*  Schedule of Directors Compensation Arrangements

         10 (g)*  Schedule of Executive Officers Compensation Arrangements

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

         31.2 Certificate of Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

         32.1     Chief Executive Officer Certification pursuant to 18 U.S.C.
                  Section 1350

         32.2     Chief Financial Officer Certification pursuant to 18 U.S.C.
                  Section 1350

* Management Contract or Compensatory plan

(b)      See the list of exhibits in Item 15 (a) (3).

(c)      No other financial statement schedules are required to be submitted.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) The National Bank of Indianapolis Corporation
             ------------------------------------------------------------------
By (Signature and Title) /S/ Morris L. Maurer                     March 24,2005
                         --------------------------------------   -------------
                         Morris L. Maurer, President
                        (Principal Executive Officer)                 Date

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title) /S/ Morris L. Maurer                                             March  24, 2005
                         ------------------------------------------------------------     -----------------
                         Morris L. Maurer, President (Principal Executive Officer)        Date

By (Signature and Title) /S/ Philip B. Roby                                               March 24, 2005
                         ------------------------------------------------------------     -----------------
                         Philip B. Roby, Executive Vice President                         Date

By (Signature and Title) /S/ Debra L. Ross                                                March 24, 2005
                         ------------------------------------------------------------     -----------------
                         Debra L. Ross, Senior Vice President (Principal Financial        Date
                         and Accounting Officer)

By (Signature and Title) /S/ Michael S. Maurer                                            March 24, 2005
                         ------------------------------------------------------------     -----------------
                         Michael S. Maurer, Chairman of the Board                         Date

By (Signature and Title) /S/ Kathryn G. Betley                                            March 24, 2005
                         ------------------------------------------------------------     -----------------
                         Kathryn G. Betley, Director                                      Date

By (Signature and Title) /S/ James M. Cornelius                                           March 24, 2005
                         ------------------------------------------------------------     -----------------
                         James M. Cornelius, Director                                     Date

By (Signature and Title) /S/ David R. Frick                                               March 24, 2005
                         ------------------------------------------------------------     -----------------
                         David R. Frick, Director                                         Date

By (Signature and Title) /S/ Andre B. Lacy                                                March 24, 2005
                         ------------------------------------------------------------     -----------------
                         Andre B. Lacy, Director                                          Date

By (Signature and Title) /S/ G. Benjamin Lantz                                            March 24, 2005
                         ------------------------------------------------------------     -----------------
                         G. Benjamin Lantz, Director                                      Date

By (Signature and Title) /S/ Todd H. Stuart                                               March 24, 2005
                         ------------------------------------------------------------     -----------------
                         Todd H. Stuart, Director                                         Date