Form 10-Q
period 2005-03-31
NATIONAL BANK OF INDIANAPOLIS CORP
filed 2005-05-10
CIK 912382

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

     The number of shares of the registrant's Common Stock outstanding May 9, 2005 was 2,340,181.

                                Table of Contents
                  The National Bank of Indianapolis Corporation

                               Report on Form 10-Q
                                for Quarter Ended
                                 March 31, 2005


PART I - FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements (Unaudited)
            Consolidated Balance Sheets - March 31, 2005
            and December 31, 2004..............................................1
            Consolidated Statements of Income - Three Months
            ended March 31, 2005 and 2004......................................2
            Consolidated Statements of Cash Flows - Three Months
            ended March 31, 2005 and 2004......................................3
            Consolidated Statements of Shareholders' Equity - Three Months
            ended March 31, 2005 and 2004......................................4
            Notes to Consolidated Financial Statements......................5-13


Item 2.     Management's Discussion and Analysis...........................13-24

Item 3.     Quantitative and Qualitative Disclosures about Market Risk........24

Item 4.     Controls and Procedures...........................................25


PART II -   OTHER INFORMATION

Item 1.     Legal Proceedings.................................................26
Item 2.     Changes in Securities, Use of Proceeds, and Issuer Purchases
            Equity Securities..............................................26-27
Item 3.     Defaults Upon Senior Securities...................................27
Item 4.     Submission of Matters to a Vote of Security Holders...............27
Item 5.     Other Information ................................................27
Item 6.     Exhibits and Reports on Form 8-K...............................27-28

Signatures  ..................................................................29

Part I - Financial Information

Item 1. Financial Statements

                  The National Bank of Indianapolis Corporation
                           Consolidated Balance Sheets

                                                                          March 31,        December 31,
                                                                               2005                2004
                                                                         (Unaudited)              (Note)
                                                                ----------------------------------------
Assets
Cash and due from banks                                                $ 66,919,535        $ 22,824,622
Reverse repurchase agreements                                             5,000,000           5,000,000
Federal funds sold                                                       27,197,627          31,766,783
Investment securities
     Available-for-sale securities                                       91,125,552          92,414,044
     Held-to-maturity securities                                         55,266,723          55,706,453
                                                                ----------------------------------------
Total investment securities                                             146,392,275         148,120,497

Loans                                                                   662,412,361         656,452,569
     Less:  Allowance for loan losses                                    (7,692,846)         (7,795,803)
                                                                ----------------------------------------
Net loans                                                               654,719,515         648,656,766
Premises and equipment                                                   10,156,497           9,676,268
Accrued interest                                                          3,891,880           4,000,738
Stock in federal banks                                                    3,707,200           3,678,300
Other assets                                                              7,729,938           7,189,805
                                                                ----------------------------------------
Total assets                                                          $ 925,714,467       $ 880,913,779
                                                                ========================================

Liabilities and shareholders' equity
Deposits:
     Noninterest-bearing demand deposits                              $ 159,806,600       $ 153,674,215
     Money market and savings deposits                                  452,673,020         423,254,826
     Time deposits over $100,000                                         49,824,776          49,039,847
     Other time deposits                                                 68,812,648          67,462,157
                                                                ----------------------------------------
Total deposits                                                          731,117,044         693,431,045
Security repurchase agreements                                           91,111,736          84,162,626
FHLB advances                                                            32,000,000          32,000,000
Subordinated debt                                                         5,000,000           5,000,000
Junior subordinated debentures owed to unconsolidated subsidiary trust   13,918,000          13,918,000
Other liabilities                                                         5,427,923           5,858,421
                                                                ----------------------------------------
Total liabilities                                                       878,574,703         834,370,092

Shareholders' equity:
     Common stock, no par value:
     Authorized shares 2005 and 2004 - 3,000,000 shares; issued 2,632,954 in
     2005 and 2,628,497 in 2004;
     outstanding 2,350,781 in 2005 and 2,349,174 in 2004                 20,554,520          20,595,989
     Unearned compensation                                                 (554,191)           (624,543)
     Additional paid in capital                                           3,875,380           3,836,613
     Retained earnings                                                   24,794,484          23,365,151
     Accumulated other comprehensive loss                                (1,530,429)           (629,523)
                                                                ----------------------------------------
Total shareholders' equity                                               47,139,764          46,543,687
                                                                ----------------------------------------
Total liabilities and shareholders' equity                            $ 925,714,467       $ 880,913,779
                                                                ========================================

Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements.

                  The National Bank of Indianapolis Corporation
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                          Three months ended
                                                                               March 31,
                                                                        2005              2004
                                                                  ------------------------------------
Interest income:
     Interest and fees on loans                                         $ 9,704,840       $ 7,672,473
     Interest on investment securities                                    1,292,542           950,418
     Interest on federal funds sold                                         232,064           105,769
     Interest on reverse repurchase agreements                               27,569            30,267
                                                                  ------------------------------------
Total interest income                                                    11,257,015         8,758,927

Interest expense:
     Interest on deposits                                                 3,070,985         1,997,736
     Interest on repurchase agreements                                      336,072            78,114
     Interest on FHLB advances                                              406,251           517,777
     Interest on long term debt                                             431,384           386,468
                                                                  ------------------------------------
Total interest expense                                                    4,244,692         2,980,095
                                                                  ------------------------------------
Net interest income                                                       7,012,323         5,778,832

Provision for loan losses                                                   425,000           300,000
                                                                  ------------------------------------
Net interest income after provision for loan losses                       6,587,323         5,478,832

Other operating income:
     Wealth management fees                                                 708,206           573,104
     Rental income                                                          113,391           132,732
     Service charges and fees on deposit accounts                           469,074           569,517
     Net gain (loss) on sale of mortgage loans                              (24,560)           90,907
     Interchange income                                                     155,383           131,983
     Net loss on sale of securities                                               -           (83,739)
     Other income                                                           325,898           318,413
                                                                  ------------------------------------
Total operating income                                                    1,747,392         1,732,917

Other operating expenses:
     Salaries, wages and employee benefits                                3,580,785         3,217,917
     Occupancy                                                              406,034           368,606
     Furniture and equipment                                                209,242           213,282
     Professional services                                                  354,212           302,709
     Data processing                                                        384,417           358,463
     Business development                                                   317,265           281,634
     Mortgage servicing rights impairment recoveries                        (66,190)          (45,172)
     Other                                                                  855,476           779,392
                                                                  ------------------------------------
Total other operating expenses                                            6,041,241         5,476,831
                                                                  ------------------------------------
Net income before tax                                                     2,293,474         1,734,918
     Federal and state income tax                                           864,141           685,628
                                                                  ------------------------------------
Net income after tax                                                    $ 1,429,333       $ 1,049,290
                                                                  ====================================


Basic earnings per share                                                     $ 0.62            $ 0.46
                                                                  ====================================

Diluted earnings per share                                                   $ 0.60            $ 0.43
                                                                  ====================================

See notes to consolidated financial statements.

                  The National Bank of Indianapolis Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                          Three months ended
                                                                               March 31,
                                                                         2005            2004
                                                                    --------------------------------
Operating Activities
Net Income                                                              $ 1,429,333     $ 1,049,290
Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
          Provision for loan losses                                         425,000         300,000
          Depreciation and amortization                                     341,158         326,467
          Mortgage servicing rights impairment recoveries                   (66,190)        (45,172)
          Loss on sales of investment securities available for sale               -          83,739
          (Gain) loss on sale of loans                                       24,560         (90,907)
          Gain on sale of fixed assets                                      (23,100)              -
          Income tax benefit from exercise of warrants & options             38,767          50,107
          Net accretion of investments                                       73,720          71,179
          Unearned compensation amortization                                 68,868          86,148
          (Increase) decrease in:
             Accrued interest receivable                                    108,858         249,535
             Other assets                                                  (164,519)       (586,059)
          Increase (decrease) in:
             Other liabilities                                             (430,498)        276,255

                                                                    --------------------------------
Net cash provided by operating activities                                 1,825,957       1,770,582
                                                                    --------------------------------

Investing Activities
Net change in federal funds sold                                          4,569,156     (23,413,941)
Proceeds from maturities of investment securities held
      to maturity                                                           368,052               -
Proceeds from maturities of investment securities available
      for sale                                                           20,507,620      23,159,417
Proceeds from sales of investment securities available for sale                   -      19,952,500
Purchases of investment securities held to maturity                         (28,900)    (41,251,350)
Purchases of investment securities available for sale                   (20,494,843)       (499,305)
Net increase in loans                                                   (14,547,826)     (3,298,149)
Proceeds from sale of loans                                               8,035,517      12,228,129
Purchases of bank premises and equipment                                   (734,944)        (39,135)

                                                                    --------------------------------
Net cash used by investing activities                                    (2,326,168)    (13,161,834)
                                                                    --------------------------------

Financing Activities
Net increase in deposits                                                 37,685,999      50,113,066
Net increase in security repurchase agreements                            6,949,110      21,383,190
Net change in FHLB borrowings                                                     -      (5,000,000)
Proceeds from issuance of stock                                              63,000          55,000
Repurchase of stock                                                        (102,985)       (359,375)

                                                                    --------------------------------
Net cash provided by financing activities                                44,595,124      66,191,881
                                                                    --------------------------------

Increase in cash and cash equivalents                                    44,094,913      54,800,629

Cash and cash equivalents at beginning of year                           22,824,622      44,383,402
                                                                    --------------------------------

Cash and cash equivalents at end of period                             $ 66,919,535    $ 99,184,031
                                                                    ================================


Interest paid                                                           $ 4,496,649     $ 3,285,213
                                                                    ================================

Income taxes paid                                                         $ 632,371       $ 128,386
                                                                    ================================

See notes to consolidated financial statements.

                  The National Bank of Indianapolis Corporation
                 Consolidated Statement of Shareholders' Equity
                                   (Unaudited)

                                                                                                        Accumulated
                                                                            Additional                    and Other
                                                   Common       Unearned       Paid In       Retained Comprehensive
                                                    Stock   Compensation       Capital       Earnings        Income          TOTAL
                                            ---------------------------------------------------------------------------------------
Balance at December 31, 2003                 $ 22,858,900     $ (894,679)  $ 3,019,003   $ 17,684,102      $ 11,078   $ 42,678,404

Comprehensive income:
    Net income                                                                              1,049,290                    1,049,290
    Other comprehensive income
       Net unrealized gain on investments,
         net of tax of $348,093                                                                             530,708        530,708
                                                                                                                    ---------------
Total comprehensive income                                                                                               1,579,998

Income tax benefit from exercise of
  warrants & options                                                            50,107                                      50,107
Issuance of stock (5,100 shares)                   50,725          4,275                                                    55,000
Repurchase of stock (11,000 shares)              (359,375)                                                                (359,375)
Compensation earned                                               86,148                                                    86,148
                                            ---------------------------------------------------------------------------------------
Balance at March 31, 2004                    $ 22,550,250     $ (804,256)  $ 3,069,110   $ 18,733,392     $ 541,786   $ 44,090,282
                                            =======================================================================================



Balance at December 31, 2004                 $ 20,595,989     $ (624,543)  $ 3,836,613   $ 23,365,151    $ (629,523)  $ 46,543,687

Comprehensive income:
    Net income                                                                              1,429,333                    1,429,333
    Other comprehensive income
       Net unrealized loss on investments,
         net of tax of $504,502                                                                            (769,171)      (769,171)
       Net unrealized loss on swap
        net of tax $86,405                                                                                 (131,735)      (131,735)

                                                                                                                    ---------------
Total comprehensive income                                                                                                 528,427

Income tax benefit from exercise of
  warrants & options                                                            38,767                                      38,767
Issuance of stock (4,457 shares)                   61,516          1,484                                                    63,000
Repurchase of stock (2,850 shares)               (102,985)                                                                (102,985)
Compensation earned                                               68,868                                                    68,868
                                            ---------------------------------------------------------------------------------------
Balance at March 31, 2005                    $ 20,554,520     $ (554,191)  $ 3,875,380   $ 24,794,484  $ (1,530,429)  $ 47,139,764
                                            =======================================================================================

See notes to consolidated financial statements.

                        The National Bank of Indianapolis
                                   Corporation

                   Notes to Consolidated Financial Statements

                                 March 31, 2005

                          Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of The National Bank of Indianapolis Corporation ("Corporation") and its wholly-owned subsidiary The National Bank of Indianapolis ("Bank"). All intercompany transactions between the Corporation and its subsidiary have been properly eliminated. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Form 10-K for the year ended December 31, 2004.


                       Note 2: Trust Preferred Securities

In September 2000, NBIN Statutory Trust I ("the Trust"), a Connecticut statutory business trust owned by the Corporation, issued $13,500,000 of company obligated mandatorily redeemable capital securities. The proceeds from the issuance of the capital securities and the proceeds from the issuance of the common securities of $418,000 were used by the Trust to purchase $13,918,000 Fixed Rate Junior Subordinated Debentures from the Corporation. The capital securities mature September 7, 2030, or upon earlier redemption as provided by the Indenture. The Corporation has the right to redeem the capital securities, in whole or in part, but in all cases in a principal amount with integral multiples of $1,000, on any March 7 or September 7 on or after September 7, 2010 at a premium, declining ratably to par on September 7, 2020. The capital securities have a fixed interest rate of 10.60%, and are guaranteed by the Bank. The subordinated debentures are the sole assets of the Trust and the Corporation owns all of the common securities of the Trust. The net proceeds received by the Corporation from the sale of capital securities were used for general corporate purposes.

Interest payments made on the capital securities or the junior subordinated debentures are reported as a component of interest expense on long-term debt.

                          Note 3: Investment Securities

The securities available for sale are summarized as follows:

                                                        Available-for-Sale Securities
                                        -----------------------------------------------------------
                                                           Gross           Gross        Estimated
                                         Amortized      Unrealized      Unrealized        Fair
                                           Cost            Gain            Loss           Value
                                        -----------------------------------------------------------
March 31, 2005
U.S. Treasury securities                $ 2,008,988     $        --     $    12,368     $ 1,996,620
U.S. Government agencies                 91,000,000              --       1,925,910      89,074,090
Collateralized mortgage obligations          54,862              --              20          54,842
                                        -----------------------------------------------------------
                                        $93,063,850     $        --     $ 1,938,298     $91,125,552
                                        ===========================================================

December 31, 2004
U.S. Treasury securities                $ 2,016,184     $        --     $     7,704     $ 2,008,480
U.S. Government agencies                 91,000,000         112,700         769,680      90,343,020
Collateralized mortgage obligations          62,486              58              --          62,544
                                        -----------------------------------------------------------
                                        $93,078,670     $   112,758     $   777,384     $92,414,044
                                        ===========================================================


                                                         Held-to-Maturity Securities
                                        -----------------------------------------------------------
                                                           Gross           Gross        Estimated
                                         Amortized      Unrealized      Unrealized        Fair
                                           Cost            Gain            Loss           Value
                                        -----------------------------------------------------------

March 31, 2005
Municipals                              $ 5,455,512     $   406,921     $        --     $ 5,862,433
Collateralized mortgage obligations      49,561,211              --       1,465,123      48,096,088
Other securities                            250,000           4,474             544         253,930
                                        -----------------------------------------------------------
                                        $55,266,723     $   411,395     $ 1,465,667     $54,212,451
                                        ===========================================================


December 31, 2004
Municipals                              $ 5,444,198     $   484,166     $        --     $ 5,928,364
Collateralized mortgage obligations      50,012,255              --         836,980      49,175,275
Other securities                            250,000           4,584             221         254,363
                                        -----------------------------------------------------------
                                        $55,706,453     $   488,750     $   837,201     $55,358,002
                                        ===========================================================

The Corporation held sixteen investment securities as of March 31, 2005 of which the amortized cost was greater than market value. Management does not believe any individual unrealized loss as of March 31, 2005 represents an other-than temporary impairment. The unrealized losses relate primarily to securities issued by the U.S. treasury and the Federal Home Loan Mortgage Corporation (FHLMC). These unrealized losses are primarily attributable to changes in interest rates and individually were 4.2% or less of their respective amortized cost basis. The Corporation has both the intent and ability to hold these securities for a time necessary to recover the amortized cost.

                                                             Available - for - Sale Securities
                                                             ---------------------------------

                                      Less than 6 months                  Greater than 6 months
                                 In an unrealized loss position      In an unrealized loss position
                                ----------------------------------  ---------------------------------
                                                                                                         Total          Total
                                Unrealized  Number                  Unrealized   Number                Unrealized     Estimated
                                  Loss        of       Estimated      Loss        of       Estimated      Loss          Fair
                                 Amount    Securities  Fair Value    Amount    Securities  Fair Value    Amount         Value
                                ---------------------------------   -------------------------------------------------------------
Investment securities:
      U.S. treasury securities  $  (4,098)      2     $   989,025   $    (8,270)    2     $ 1,007,595   $   (12,368)  $ 1,996,620
      U. S. government agencies $(293,800)      1     $19,706,200   $(1,632,110)    5     $69,367,890   $(1,925,910)  $89,074,090
      CMO's - Floating Rate     $      --   $  --     $        --   $       (20)    1     $    54,842   $       (20)  $    54,842
                                -------------------------------------------------------------------------------------------------
Total                           $(297,898)      3     $20,695,225   $(1,640,400)    8     $70,430,327   $(1,938,298)  $91,125,552
                                =================================================================================================

                                                             Held - to - Maturity Securities
                                                             -------------------------------

                                      Less than 6 months                  Greater than 6 months
                                 In an unrealized loss position      In an unrealized loss position
                                ----------------------------------  ---------------------------------
                                                                                                         Total          Total
                                Unrealized  Number                  Unrealized   Number                Unrealized     Estimated
                                  Loss        of       Estimated      Loss        of       Estimated      Loss          Fair
                                 Amount    Securities  Fair Value    Amount    Securities  Fair Value    Amount         Value
                                ---------------------------------   -------------------------------------------------------------
Investment securities:
      Collateralized mortgage
        obligations             $    --     --        $      --     $(1,465,123)     3    $48,096,088   $(1,465,123)  $48,096,088
      Other securities          $    --     --        $      --     $      (544)     2    $    49,456   $      (544)  $    49,456
                                -------------------------------------------------------------------------------------------------
Total                           $    --     --        $      --     $(1,465,667)     5    $48,145,544   $(1,465,667)  $48,145,544
                                =================================================================================================

                                  Note 4: Loans
Loans consist of the following:

                                                                        March 31, 2005          December 31, 2004
                                                                    -----------------------    ---------------------
        Residential loans secured by real estate                              $240,332,337             $243,717,433
        Commercial loans secured by real estate                                126,536,472              127,772,683
        Other commercial and industrial loans                                  242,057,994              235,704,551
        Loans to individuals for household, family, and other
        consumer expenditures                                                   53,485,558               49,257,902
                                                                    -----------------------    ---------------------
        Total loans                                                            662,412,361              656,452,569
                                                                    -----------------------    ---------------------
            Less allowance for loan losses                                      (7,692,846)              (7,795,803)
                                                                    -----------------------    ---------------------
            Total loans, net                                                  $654,719,515             $648,656,766
                                                                    =======================    =====================

Activity in the allowance for loan losses was as follows:

                                                               Three months ended
                                                                     March 31,
                                                           2005                   2004
                                                    -------------------    --------------------
        Beginning balance                                   $7,795,803              $8,029,596
        Loans charged off (net)                               (527,957)               (198,098)
        Provision for loan losses                              425,000                 300,000
                                                    -------------------    --------------------
        Ending balance                                      $7,692,846              $8,131,498
                                                    ===================    ====================



                    Note 5: Subordinated Term Loan Agreement

On June 6, 2003, the Bank entered into a $5,000,000 Subordinated Term Loan Agreement with Harris Trust and Savings Bank. The final maturity date of the loan is June 6, 2010. The outstanding principal balance is due at maturity, but prepayment of the principal balance is permitted prior to maturity with prior consent from the Federal Reserve.

Under the terms of the agreement, there are various interest rate options available. Each floating rate option is available for a fixed term of 1-3 months. The Bank is currently paying Adjusted 3-month LIBOR plus 2.0% which equates to 4.75 %. Interest payments are due at the expiration of the fixed term option.

              Note 6: Derivative Instruments and Hedging Activities

During 2004, the Corporation entered into an interest rate swap to reduce the volatility of variable interest payments received on a portion of its overnight federal funds sold. This interest rate swap qualified as and is being accounted for as a cash flow hedge pursuant to Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities", (SFAS133). SFAS 133 requires changes in the fair value of cash flow hedges to be reported as a component of Other Comprehensive Income, net of deferred taxes.

                                                        March 31, 2005                      December 31, 2004
                                                                     Net Ineffective                          Net Ineffective
                                             Notional    Derivative    Hedge Gains    Notional    Derivative    Hedge Gains
                                              Amount     Liability       (Losses)      Amount     Liability       (Losses)
                                           -----------------------------------------  ---------------------------------------
Cash Flow Hedge
      Overnight Federal Funds Sold
         Receive fixed interest rate swap  $20,000,000   $ 595,945       $   --     $20,000,000   $ 377,804        $   --



                           Note 7: Exercise of Options

During the first quarter of 2005, one director and one officer of the Corporation exercised options to purchase 4,500 common shares in aggregate. The weighted average exercise price was $14.00 and the weighted average fair market value of the stock was $35.95.

Due to the exercise of these options for the three months ended March 31, 2005, the Corporation will receive a deduction for tax purposes for the difference between the fair value of the stock at the date of exercise and the exercise price. In accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock-Based Compensation," (APB 25) the Corporation has recorded the income tax benefit of $38,767 as additional paid in capital for the three months period ended March 31, 2005.

                           Note 8: Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                               Three months ended
                                                                    March 31,
                                                             2005              2004
                                                         --------------   ---------------
Basic average shares outstanding                             2,304,420         2,298,353
                                                         ==============   ===============

Net income                                                  $1,429,333       $ 1,049,290
                                                         ==============   ===============

Basic net income per common share                               $ 0.62            $ 0.46
                                                         ==============   ===============

Diluted
    Average shares outstanding                               2,304,420         2,298,353
    Nonvested restricted stock                                  27,000            29,580
    Common stock equivalents
       Net effect of the assumed exercise of stock options      63,528            93,552
                                                         --------------   ---------------
Diluted average shares                                       2,394,948         2,421,485
                                                         ==============   ===============

Net income                                                  $1,429,333       $ 1,049,290
                                                         ==============   ===============

Diluted net income per common share                             $ 0.60            $ 0.43
                                                         ==============   ===============

                          Note 9: Comprehensive Income

The following is a summary of activity in accumulated other comprehensive income:

                                                                Three months ended
                                                                     March 31,
                                                               2005            2004
                                                            -----------     -----------
Accumulated unrealized gains on securities available for
sale at beginning of period, net of tax                     $  (401,367)    $    11,078
Net unrealized gains (losses) for period                     (1,273,673)        878,801
   Tax benefit (expense)                                        504,502        (348,093)
                                                            -----------     -----------
Ending other comprehensive income (loss) at end of
period, net of tax                                          $(1,170,538)    $   541,786
                                                            ===========     ===========


Accumulated unrealized gains on swap at beginning of
period, net of tax                                          $  (228,156)    $        --
Net unrealized loss for period                                 (218,140)             --
   Tax benefit                                                   86,405              --
                                                            -----------     -----------
Ending other comprehensive loss at end of period, net
of tax                                                      $  (359,891)    $        --
                                                            ===========     ===========


Accumulated other comprehensive income at beginning
of period, net of tax                                       $  (629,523)    $    11,078
Other comprehensive income (loss), net of tax                  (900,906)        530,708
                                                            -----------     -----------
Accumulated other comprehensive income at end of
period, net of tax                                          $(1,530,429)    $   541,786
                                                            ===========     ===========

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

                                                             Three months ended
                                                                  March 31,
                                                           2005              2004
                                                       -------------     -------------
Net income, as reported                                $   1,429,333     $   1,049,290

Add:  stock-based compensation expense, net of                41,590            52,025
      related taxes
Less:  total stock-based compensation expense                (77,725)         (106,170)
      determined under fair-value based method, net
      of taxes
                                                       -------------     -------------
Pro forma net income                                   $   1,393,198     $     995,145
                                                       =============     =============


Earnings per share:
      Basic, as reported                               $        0.62     $        0.46
      Basic, pro forma                                 $        0.60     $        0.43

      Diluted, as reported                             $        0.60     $        0.43
      Diluted, pro forma                               $        0.58     $        0.41


                     Note 11: Commitments and Contingencies

A summary of the contractual amount:

                                                     March 31, 2005   December 31, 2004
                                                     --------------   -----------------
     Commercial credit lines                              $167,987,490     $181,996,327
     Revolving home equity and credit card lines            83,254,797       82,362,909
     Standby letters of credit                              11,366,372       13,538,965
     Other loans                                             2,802,288        2,811,446
                                                    ------------------------------------
                                                          $265,410,947     $280,709,647
                                                    ====================================

Commitments to extend credit are agreements to lend money. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash-flow requirements.

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

                    Note 12: Recent Accounting Pronouncements

In March 2004, The Emerging Issues Task Force (EITF), a standard setting body working under the auspices of the FASB, issued EITF No. 03-1, "The Meaning of Other than Temporary Impairments and its Application to Certain Investments". In the revised guidance, the EITF reached a Consensus regarding the model to be used in determining whether an investment is other-than-temporarily impaired, and the required disclosures about unrealized losses on available-for-sale debt and equity securities. In September 2004, The Financial Accounting Standards Board (FASB) announced that the effective date for applying Paragraph 16 will be delayed pending further discussion. Paragraph 16 of the Consensus relates to debt securities that cannot be contractually prepaid or otherwise settled for an amount less than the investor's cost. Management continues to evaluate the impact of adopting EITF 03-1 and it is not expected to have a material impact on the Corporation's financial condition, results of operations, or cash flow.

In December 2004, the FASB issued Statement No. 123(R) (revised 2004), Share-Based Payment, which is a revision of Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123(R) supersedes APB 25 and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. Statement 123(R) was initially to be adopted no later than the beginning of the first interim period beginning after June 15, 2005.

In April 2005, the Securities and Exchange Commission (SEC) announced that it would provide for a phased-in implementation process for FASB Statement No. 123(R). The SEC would require that registrants that are not small business issuers adopt Statement 123 (R)'s fair value method of accounting for share-based payments to employees no later than the beginning of the first fiscal year beginning after June 15, 2005.


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

The National Bank of Indianapolis recorded net income of $1,429,333 or $0.60 per diluted share for the first quarter of 2005 compared to $1,049,290 or $0.43 per diluted share for the first quarter of 2004.

A new Bank office located at 106th and Michigan Road opened for business during the first quarter of 2005. The Corporation believes the location is excellent for customer convenience and visibility, and the initial growth is ahead of plan. The Corporation has decided to upgrade our Greenwood Bank Office to a full-size, freestanding building. The Greenwood area is a highly competitive market with an excellent target client base and the Corporation wishes to be fully competitive.

The risks and challenges that management believes will be important during 2005 are price competition for loans and deposits by new market entrants as well as established competitors.

Forward Looking Information

This section contains forward looking statements. Forward looking statements give current expectations or forecasts of future events and are not guarantees of future performance. The forward looking statements are based on management's expectations and are subject to a number of risks and uncertainties. Although management believes the expectations reflected in such forward looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, the Corporation's ability to execute its business plans; changes in general economic and financial market conditions; changes in interest rates; changes in competitive conditions; continuing consolidation in the financial services industry; new litigation or changes in existing litigation; losses, customer bankruptcy, claims and assessments; changes in banking regulations or other regulatory or legislative requirements that impact the Corporation's business; and changes in accounting policies and procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements is available in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004.

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

The allowance for loan losses is maintained at a level believed adequate by management to absorb inherent losses in the loan portfolio. The determination of the allowance is based on factors which, in management's judgment, deserve recognition under existing economic conditions in estimating probable loan losses. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance is increased by provisions for loan losses charged against income and reduced by net charge-offs.

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

Results of Operations

Net Interest Income
-------------------
This section should be reviewed in conjunction with the daily average earning assets balances and interest bearing liabilities and funding tables found on page 20.

Three months ended March 31, 2005 compared to the three months ended March 31, 2004:

The Corporation's results of operations depend primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. The Corporation had net interest income of $7,012,323, for the three months ended March 31, 2005 compared to net interest income of $5,778,832, for the three months ended March 31, 2004. This growth in net interest income was primarily the result of earning asset growth and a wider spread between the yield earned on loans and the yield paid on deposits due to higher short-term interest rates in 2005 compared to the same period the previous year.

Provision for Loan Losses
-------------------------
The amount charged to the provision for loan losses by the Bank is based on management's evaluation as to the amounts required to maintain an allowance adequate to provide for probable losses inherent in the loan portfolio. The level of this allowance is dependent upon the total amount of past due and non-performing loans, general economic conditions and management's assessment of probable losses based upon internal credit evaluations of loan portfolios and particular loans. Loans are principally to borrowers in central Indiana.

The provision for loan losses was $425,000 for the three months ended March 31, 2005 compared to a $300,000 provision for loan losses for the three months ended March 31, 2004. Based on management's risk assessment and evaluation of the probable losses of the loan portfolio, management believes that the current allowance for loan losses is adequate to provide for probable losses in the loan portfolio.

The following table sets forth activity in the allowance for loan losses:

                                                 Three months ended
                                                      March 31,
                                                   2005                 2004
                                       -----------------    -----------------
Beginning of Period                         $ 7,795,803          $ 8,029,596
      Provision for loan losses                 425,000              300,000

      Losses charged to the reserve
           Commercial                           527,231                   32
           Real Estate                                -              164,426
           Consumer                                   -               32,366
           Credit Cards                           8,196                6,924
                                       -----------------    -----------------
                                                535,427              203,748

      Recoveries
           Commercial                             7,470                3,413
           Consumer                                   -                  676
           Credit Cards                               -                1,561
                                       -----------------    -----------------
                                                  7,470                5,650

                                       -----------------    -----------------
End of Period                               $ 7,692,846          $ 8,131,498
                                       =================    =================

Allowance as a % of Loans                         1.16%                1.38%



Loans past due over 30 days totaled $4,278,031, or .65% of total loans at March 31, 2005 compared to $4,622,473 or .79% of total loans at March 31, 2004.

Loans are considered to be impaired if the contractual principal and interest payment is greater than 90 days past due and/or the outstanding balance is not accruing interest. At March 31, 2005 thirty-eight loans with a combined balance of $3,979,052 were considered to be impaired. At March 31, 2004, thirty-four loans with a combined balance of $3,595,230 were considered to be impaired.

At March 31, 2005 and 2004 there were approximately $1,000 and $41,000 of loans greater than 90 days and still accruing interest.

Other Operating Income
----------------------
The following table details the components of other operating income:

                                                    Three months ended
                                                         March 31              $          %
                                                    2005         2004          Change     Change
                                                 ------------------------------------------------
      Wealth Management                            $ 708,206    $ 573,104   $ 135,102      23.6%
      Service charges and fees on deposit accounts   469,074      569,517    (100,443)    -17.6%
      Rental income                                  113,391      132,732     (19,341)    -14.6%
      Net gain (loss) on sale of mortgage loans      (24,560)      90,907    (115,467)   -127.0%
      Interchange income                             155,383      131,983      23,400      17.7%
      Net loss on sale of securities                       -      (83,739)     83,739     100.0%
      Other                                          325,898      318,413       7,485       2.4%
                                                 ------------------------------------------------
      Total operating income                     $ 1,747,392  $ 1,732,917    $ 14,475       0.8%
                                                 ------------------------------------------------

Other operating income for the three months ended March 31, 2005 increased as compared to the three months ended March 31, 2004.

Wealth management fees increased for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The net increase in trust income is attributable to the overall price appreciation in the stock and treasury markets and an increase in assets under management.

Service charges and fees on deposit accounts decreased for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 and is attributable to lower overdraft and NSF fees assessed. Also, contributing to the decrease was an increase in the earnings credit rate paid on business demand deposits which decreases the service charges assessed.

Rental income from the other tenants in the Corporation's main office building decreased for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 due to fewer tenants in the building in 2005 compared to the same period the previous year and the Corporation occupying more space in the building.

During the first quarter of 2005, long term interest rates remained low. The Corporation had an opportunity to sell some lower yielding mortgage loans to better position the portfolio and produce an overall higher yield. The loans were sold at a net loss of $24,560.

Interchange income increased for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The increase is attributable to higher transaction volumes for debit and credit cards in 2005 compared to the same period the previous year.

During the first quarter of 2004, a net loss on the sale of two available for sale securities was recorded. The securities were replaced with higher yielding investments to place the portfolio in a better position during a period of rising interest rates. During the first quarter of 2005, there were no sales of securities.

Other Operating Expenses
------------------------
The following table details the components of other operating expense:

                                                     Three months ended
                                                           March 31               $          %
                                                      2004       2003           Change    Change
                                                   ----------------------------------------------
           Salaries, wages and employee benefits   $3,580,785   $3,217,917    $ 362,868     11.3%
           Occupancy                                  406,034      368,606       37,428     10.2%
           Furniture and equipment                    209,242      213,282       (4,040)    -1.9%
           Professional services                      354,212      302,709       51,503     17.0%
           Data processing                            384,417      358,463       25,954      7.2%
           Business development                       317,265      281,634       35,631     12.7%
           Mortgage servicing rights impairment
           recoveries                                 (66,190)     (45,172)     (21,018)    46.5%
           Other                                      855,476      779,392       76,084      9.8%
                                                   ----------------------------------------------
           Total other operating expenses          $6,041,241   $5,476,831    $ 564,410     10.3%
                                                   ----------------------------------------------


Other operating expenses for the three months ended March 31, 2005 increased as compared to the three months ended March 31, 2004.

Salaries, wages and employee benefits increased for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The increase is due to an increase in full-time equivalent employees, annual merit increases for many employees, increased FICA expense related to the cliff vesting of restricted stock for officers of the Bank, increase in assessed SUTA expense, employee relations, and training expense.

Occupancy expense increased for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This is due to the opening of a new banking center location at 106th Street and Michigan Road in late January.

Professional services expense increased for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 due to increased accounting fees related to the implementation of the Sarbanes-Oxley Act of 2002, legal fees, advertising agency fees, and consulting fees.

Data processing expenses increased for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 primarily due to increased service bureau fees relating to increased transaction activity by the Bank and the wealth management department.

Business development expenses increased for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 due to increased advertising, customer entertainment and customer relations costs.

As of December 2004, a valuation reserve of $350,136 was recorded for mortgage servicing rights. The Corporation reduced the valuation reserve during the first quarter of 2005 due to the slowing prepayment speeds on the underlying mortgage loans resulting from the rising interest rate environment.

AVERAGE EARNING ASSETS
The following table is a summary of the daily average of earning assets:

                                                           Three months ended
                                                                March 31                     $            %
                                                         2005             2004                 Change     Change
                                                    -------------------------------------------------------------
Loans
      Commercial                                      $ 358,000,000     $ 310,000,000    $ 48,000,000      15.5%
      Real Estate - Commercial                          126,000,000       119,000,000       7,000,000       5.9%
      Real Estate - Residential                         158,000,000       142,000,000      16,000,000      11.3%
      Other                                              11,000,000        13,000,000      (2,000,000)    -15.4%
                                                    -------------------------------------------------------------
          Total loans                                   653,000,000       584,000,000      69,000,000      11.8%

Investments                                             168,000,000       153,000,000      15,000,000       9.8%
Federal Funds Sold                                       38,000,000        44,000,000      (6,000,000)    -13.6%
Reverse Repurchase Agreements                             5,000,000        15,000,000     (10,000,000)    -66.7%

                                                    -------------------------------------------------------------
Total Earning Assets                                  $ 864,000,000     $ 796,000,000    $ 68,000,000       8.5%
                                                    =============================================================

AVERAGE INTEREST BEARING LIABILITIES AND FUNDING
The following table is a summary of the daily average of interest bearing liabilities and funding:

                                                          Three months ended
                                                               March 31                          $                %
                                                       2005                2004                       Change       Change
                                               ---------------------------------------------------------------------------
Noninterest bearing deposits                          $ 151,000,000       $ 141,000,000         $ 10,000,000         7.1%
Interest bearing deposits                               581,000,000         522,000,000           59,000,000        11.3%
                                               ---------------------------------------------------------------------------
      Total core deposits                               732,000,000         663,000,000           69,000,000        10.4%

Security repurchase agreements                           74,000,000          75,000,000           (1,000,000)       -1.3%
FHLB advances                                            32,000,000          40,000,000           (8,000,000)      -20.0%
Subordinated debt                                         5,000,000           2,000,000            3,000,000
Long-term debt                                           14,000,000          14,000,000                    -         0.0%
Shareholders' equity                                     47,000,000          44,000,000            3,000,000         6.8%
                                               ---------------------------------------------------------------------------
      Total funding                                   $ 904,000,000       $ 838,000,000         $ 66,000,000         7.9%
                                               ===========================================================================

                                               ...........................................................................
Total interest bearing liabilities                    $ 706,000,000       $ 653,000,000         $ 53,000,000         8.1%
                                               ...........................................................................

      Total interest expense (annualized)/
      Total interest bearing liabilities                       2.4%                1.8%

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

The Corporation has many sources of funds available, they include: overnight federal funds sold, investments available for sale, maturity of investments held for sale, deposits, Federal Home Loan Bank ("FHLB") advances, and issuance of debt. Funding sources did not change significantly during the first three months of 2005. Deposits are the most significant funding source and loans are the most significant use of funds for the three months ended March 31, 2005 and 2004. The Corporation maintains a $5,000,000 revolving credit agreement with Harris Trust and Savings Bank to provide additional liquidity support to the Bank, if needed.

There were no borrowings under this agreement at March 31, 2005 or 2004.
Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as available for sale, and maturing loans. Federal funds sold represented the Corporation's primary source of immediate liquidity and were maintained at a level adequate to meet immediate needs. Federal funds sold averaged approximately $38,000,000 for the three months ended March 31, 2005, an decrease of approximately $6,000,000 from $44,000,000 for the three months ended March 31, 2004. Reverse repurchase agreements may serve as a source of liquidity, but are primarily used as collateral for customer balances in overnight repurchase agreements. Maturities in the Corporation's loan and investment portfolios are monitored regularly to manage the maturity dates of deposits to coincide with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

The Corporation's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation's liquidity position.

The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At March 31, 2005, the Corporation's rate sensitive liabilities exceeded rate sensitive assets due within one year by $10,368,000.

As part of managing liquidity, the Corporation monitors its loan to deposit ratio on a daily basis. At March 31, 2005 the ratio was 90.6 percent.

The Corporation experienced an increase in cash and cash equivalents, another primary source of liquidity, of $44,094,913 during the first three months of 2005. Deposit growth provided net cash of $37,685,999, investments provided net cash of $351,929, and federal funds sold provided net cash of $4,569,156, offset somewhat by $14,547,826 used in lending activities.

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

The Corporation maintains a Revolving Credit Agreement with Harris Trust and Savings Bank in the amount of $5,000,000 that will mature September 28, 2005. As of March 31, 2005, there were no amounts outstanding under this Revolving Credit Agreement.

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

Under the terms of the agreement, there are many different interest rate options available. Each floating rate option is available for a fixed term of 1-3 months. The Bank is currently paying Adjusted 3-month LIBOR plus 2.0% which equates to 4.75%. Interest payments are due at the expiration of the fixed term option.

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

Capital for the Bank is at or above the well-capitalized regulatory requirements at March 31, 2005. Pertinent capital ratios for the Bank as of March 31, 2005 are as follows:

                                                         Well        Adequately
                                      Actual      Capitalized       Capitalized
                                      ------      -----------       -----------
Tier 1 risk-based capital ratio        8.67%             6.0%              4.0%
Total risk-based capital ratio        10.52%            10.0%              8.0%
Leverage ratio                         6.56%             5.0%              4.0%


Dividends from the Bank to the Corporation may not exceed the undivided profits of the Bank (included in consolidated retained earnings) without prior approval of a federal regulatory agency. In addition, Federal banking laws limit the amount of loans the Bank may make to the Corporation, subject to certain collateral requirements. The Bank declared and made a $325,000 dividend to the Corporation during the three months ended March 31, 2005. There were no dividends declared or made during the three months ended March 31, 2004. No loans from the Bank to the Corporation were made during the three months ended March 31, 2005 or 2004.

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

In January 2003, the Board of the Corporation authorized a separate stock repurchase program entitled "Program Two" which covers all other shareholders and was initially due to expire December 2004 unless terminated earlier by the Board. During the fourth quarter of 2004, the Board of Directors authorized the extension of Program Two until December 2005 unless terminated earlier by the Board of Directors. Under Program Two, the Corporation may spend up to $7,600,000 in individually negotiated transactions to repurchase its shares from shareholders who wish to sell. The repurchase program may be suspended or discontinued at any time if management determines that additional purchases are not warranted or if the cost of the repurchase program reaches $7,600,000.

The amount and timing of shares repurchased under the repurchase program, as well as the specific price, will be determined by management after considering market conditions, company performance and other factors.

Recent Accounting Pronouncements  and Developments

Note 12 to the Consolidated Financial Statements under Item 1 discusses new accounting policies adopted by the Corporation during 2005 and the expected impact of accounting policies. Note 12 also discusses recently issued or proposed new accounting policies but not yet required to be adopted and the impact of the accounting policies if known. To the extent the adoption of new accounting standards materially affects financial conditions; results of operations, or liquidity, the impacts if known are discussed in the applicable section(s) of notes to consolidated financial statements.

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

At March 31, 2005, the interest rate risk position of the Corporation was liability sensitive. Maintaining an liability sensitive interest rate risk position means that net income should decrease as rates rise and increase as rates fall.

See further discussion liquidity and interest rate sensitivity on pages 21 - 22 of this report.

There have been no material changes in the quantitative analysis used by the Corporation since filing the 2004 Form 10-K, for further discussion of the quantitative analysis used by the Corporation refer to page 42 of the 2004 Form 10-K filed on March 29, 2005.

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

Changes in Internal Control. There have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

               (a) On March 4, 2005 the Corporation sold a total of 2,000 shares of common stock for an aggregate amount of $38,000 to one officer of the Corporation pursuant to the exercise of stock options by the officer.

                    On March 29, 2005 the Corporation sold a total of 2,500 shares of common stock for an aggregate amount of $25,000 to one director of the Corporation pursuant to the exercise of stock options by the director.

                    All of these shares were sold in private placements pursuant to Section 4(2) of the Securities Act of 1933.

               (b)  Not applicable.

               (c) The following table sets forth the issuer repurchases of equity securities that are registered by the Corporation pursuant to Section 12 of the 1934 Act during the first quarter of 2005:

               Issuer Purchases of Equity Securities.
               --------------------------------------

               -------------------------------------------------------------------------------------------
                                                                                      Maximum Number (or
                                                                 Total Number of      Approximate Dollar
                             Total Number of                   Shares Purchased as   Value) of Shares that
                                 Shares                         Part of Publicly     May Yet be Purchased
                            Purchased during   Average Price   Announced Plans or     Under the Plans or
               Period       1st quarter 2005   Paid per Share     Programs**               Programs
               -------------------------------------------------------------------------------------------
               01/01/05 -
               1/31/05                  --             --                --              $4,295,679
               -------------------------------------------------------------------------------------------
               02/01/05 -
               2/28/05                 500          $35.200             500              $4,278,079
               -------------------------------------------------------------------------------------------
               03/01/05 -
               3/31/05                2,350         $36.334           2,350              $4,192,694
               --------------------------------------------------------------------
               Total                  2,850            *              2,850
               --------------------------------------------------------------------
               * The weighted average price per share for the period January 2005 through Mach
               2005 was $36.14. ** All shares repurchased by the Corporation during 2005 were completed pursuant to Program One and Program Two.

               In January 2003, the Board of Directors of the Corporation authorized a repurchase program entitled "Program One" and "Program Two". Program One covers employees and directors and is effective through December 2005 unless terminated earlier by the Board. Under Program One, the Corporation may spend up to $5,500,000 in individually negotiated transactions to repurchase its shares from employees and directors who wish to sell their stock. Program One was initially disclosed in the September 30, 2003 Form 10-Q. Program Two covers all other shareholders and was initially due to expire December 2004 unless terminated earlier by the Board. During the fourth quarter of 2004, the Board of Directors authorized the extension of Program Two until December 2005 unless terminated earlier by the Board of Directors. Under Program Two, the

               Corporation may spend up to $7,600,000 in individually negotiated transactions to repurchase its shares from shareholders who wish to sell. On June 3, 2003, a letter was sent to all shareholders announcing the Board's authorization of Program Two. Neither plan was terminated during the first three months of 2005.

Item 3.        Defaults Upon Senior Securities - Not applicable

Item 4.        Submission of Matters to a Vote of Security Holders -
               Not applicable

Item 5.        Other Information - Not applicable

Item 6.        Exhibit  s

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

               10(a) 1993 Key Employees' Stock Option Plan of the Corporation,
                    as amended, filed as Exhibit 10(a) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

               10(b) 1993 Directors' Stock Option Plan of the Corporation, as
                    amended, filed as Exhibit 10(b) to the Corporation's Form 10-Q as of June 30, 2001 is incorporated by reference

               10(c) 1993 Restricted Stock Plan of the Corporation, as amended, filed as Exhibit 10(c) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

               10(d) Form of agreement under the 1993 Key Employees Stock
                    Option Plan, filed as Exhibit 10(d) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

               10(e) Form of agreement under the 1993 Restricted Stock Plan, filed as Exhibit 10(e) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

               10(f) Schedule of Directors Compensation Arrangements, filed as
                    Exhibit 10(f) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

               10(g) Schedule of Executive Officers Compensation Arrangements,
                    filed as Exhibit 10(g) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

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



                           Date:  May 9, 2005

                           THE NATIONAL BANK OF INDIANAPOLIS CORPORATION


                            /s/ Debra L. Ross
                           -----------------------------------------
                           Debra L. Ross
                           Chief Financial Officer
                           (Principal Financial Officer)

EXHIBIT INDEX
-------------

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

3(ii) Bylaws of the Corporation, filed as Exhibit 3(ii) to the Corporation's Form 10-Q as of September 30, 1996 are incorporated by reference

10(a) 1993 Key Employees' Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(a) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

10(b) 1993 Directors' Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(b) to the Corporation's Form 10-Q as of June 30, 2001 is incorporated by reference

10(c) 1993 Restricted Stock Plan of the Corporation, as amended, filed as Exhibit 10(c) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

10 (d) Form of agreement under the 1993 Key Employees Stock Option Plan, filed as Exhibit 10(d) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

10 (e)         Form of agreement under the 1993 Restricted Stock Plan, filed as
               Exhibit 10(e) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

10 (f) Schedule of Directors Compensation Arrangements, filed as Exhibit 10(f) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference


10 (g) Schedule of Executive Officers Compensation Arrangements, filed as Exhibit 10(g) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

31.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1           Chief Executive Officer Certification pursuant to 18 U.S.C.
               Section 1350

32.2           Chief Financial Officer Certification pursuant to 18 U.S.C.
               Section 1350