Form 10-Q
period 2005-06-30
NATIONAL BANK OF INDIANAPOLIS CORP
filed 2005-08-04
CIK 912382

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

     The number of shares of the registrant's Common Stock outstanding August 4, 2005 was 2,345,548.

                                Table of Contents
                  The National Bank of Indianapolis Corporation

                               Report on Form 10-Q
                                for Quarter Ended
                                  June 30, 2005


PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements (Unaudited)
           Consolidated Balance Sheets - June 30, 2005
           and December 31, 2004...............................................1
           Consolidated Statements of Income - Three Months
           ended June 30, 2005 and 2004........................................2
           Consolidated Statements of Income - Six Months
           ended June 30, 2005 and 2004........................................3
           Consolidated Statements of Cash Flows - Six Months
           ended June 30, 2005 and 2004........................................4
           Consolidated Statements of Shareholders' Equity - Six Months
           ended June 30, 2005 and 2004........................................5
           Notes to Consolidated Financial Statements.......................6-14


Item 2.    Management's Discussion and Analysis............................14-25

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.........25

Item 4.    Controls and Procedures............................................26


PART II -  OTHER INFORMATION

Item 1.    Legal Proceedings..................................................27
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.....27-28
Item 3.    Defaults Upon Senior Securities....................................28
Item 4.    Submission of Matters to a Vote of Security Holders.............28-29
Item 5.    Other Information .................................................29
Item 6.    Exhibits........................................................29-30

Signatures ...................................................................31

Part I - Financial Information

Item 1. Financial Statements

                  The National Bank of Indianapolis Corporation
                           Consolidated Balance Sheets

                                                                           June 30,        December 31,
                                                                               2005                2004
                                                                         (Unaudited)              (Note)
                                                                ----------------------------------------
Assets
Cash and due from banks                                               $ 112,639,608        $ 22,824,622
Reverse repurchase agreements                                             5,000,000           5,000,000
Federal funds sold                                                       47,411,184          31,766,783
Investment securities
     Available-for-sale securities                                       85,594,093          92,414,044
     Held-to-maturity securities                                         54,736,635          55,706,453
                                                                ----------------------------------------
Total investment securities                                             140,330,728         148,120,497

Loans                                                                   675,759,741         656,452,569
     Less:  Allowance for loan losses                                    (7,148,610)         (7,795,803)
                                                                ----------------------------------------
Net loans                                                               668,611,131         648,656,766
Premises and equipment                                                   10,375,045           9,676,268
Accrued interest                                                          4,452,171           4,000,738
Stock in federal banks                                                    3,735,800           3,678,300
Other assets                                                              7,146,119           7,189,805
                                                                ----------------------------------------
Total assets                                                          $ 999,701,786       $ 880,913,779
                                                                ========================================

Liabilities and shareholders' equity
Deposits:
     Noninterest-bearing demand deposits                              $ 161,393,993       $ 153,674,215
     Money market and savings deposits                                  552,456,379         423,254,826
     Time deposits over $100,000                                         53,700,351          49,039,847
     Other time deposits                                                 68,717,016          67,462,157
                                                                ----------------------------------------
Total deposits                                                          836,267,739         693,431,045
Security repurchase agreements                                           59,139,950          84,162,626
FHLB advances                                                            32,000,000          32,000,000
Subordinated debt                                                         5,000,000           5,000,000
Junior subordinated debentures owed to unconsolidated
  subsidiary trust                                                       13,918,000          13,918,000
Other liabilities                                                         4,374,126           5,858,421
                                                                ----------------------------------------
Total liabilities                                                       950,699,815         834,370,092

Shareholders' equity:
     Common stock, no par value:
     Authorized shares 2005 and 2004 - 3,000,000 shares;
     issued 2,647,649 in 2005 and 2,628,497 in 2004;
     outstanding 2,343,526 in 2005 and 2,349,174 in 2004                 20,113,545          20,595,989
     Unearned compensation                                                 (489,466)           (624,543)
     Additional paid in capital                                           3,942,088           3,836,613
     Retained earnings                                                   26,282,529          23,365,151
     Accumulated other comprehensive loss                                  (846,725)           (629,523)
                                                                ----------------------------------------
Total shareholders' equity                                               49,001,971          46,543,687
                                                                ----------------------------------------
Total liabilities and shareholders' equity                            $ 999,701,786       $ 880,913,779
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

                  The National Bank of Indianapolis Corporation
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                             Three months ended
                                                                                  June 30,
                                                                           2005              2004
                                                                  ------------------------------------
Interest income:
     Interest and fees on loans                                        $ 10,436,385       $ 7,811,452
     Interest on investment securities                                    1,642,983         1,058,075
     Interest on federal funds sold                                         248,074           165,267
     Interest on reverse repurchase agreements                               32,971            22,691
                                                                  ------------------------------------
Total interest income                                                    12,360,413         9,057,485

Interest expense:
     Interest on deposits                                                 3,888,315         2,000,094
     Interest on repurchase agreements                                      348,958            70,009
     Interest on FHLB advances                                              410,765           426,500
     Interest on long term debt                                             438,579           406,278
                                                                  ------------------------------------
Total interest expense                                                    5,086,617         2,902,881
                                                                  ------------------------------------
Net interest income                                                       7,273,796         6,154,604

Provision for loan losses                                                   495,000           300,000
                                                                  ------------------------------------
Net interest income after provision for loan losses                       6,778,796         5,854,604

Other operating income:
     Wealth management fees                                                 727,915           629,396
     Rental income                                                          115,840           123,639
     Service charges and fees on deposit accounts                           476,125           558,109
     Mortgage banking income                                                132,554           113,852
     Interchange income                                                     171,307           150,172
     Other                                                                  285,500           257,239
                                                                  ------------------------------------
Total operating income                                                    1,909,241         1,832,407

Other operating expenses:
     Salaries, wages and employee benefits                                3,641,919         3,513,997
     Occupancy                                                              422,940           341,514
     Furniture and equipment                                                209,348           210,922
     Professional services                                                  317,537           356,828
     Data processing                                                        385,635           361,007
     Business development                                                   285,262           256,167
     Mortgage servicing rights impairment (recoveries) charges              104,707          (113,480)
     Other                                                                  864,705           798,971
                                                                  ------------------------------------
Total other operating expenses                                            6,232,053         5,725,926
                                                                  ------------------------------------
Net income before tax                                                     2,455,984         1,961,085
     Federal and state income tax                                           967,939           439,384
                                                                  ------------------------------------
Net income after tax                                                    $ 1,488,045       $ 1,521,701
                                                                  ====================================


Basic earnings per share                                                     $ 0.65            $ 0.66
                                                                  ====================================

Diluted earnings per share                                                   $ 0.62            $ 0.64
                                                                  ====================================

See notes to consolidated financial statements.

                  The National Bank of Indianapolis Corporation
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                              Six months ended
                                                                                  June 30,
                                                                           2005              2004
                                                                  ------------------------------------
Interest income:
     Interest and fees on loans                                        $ 20,141,225      $ 15,483,925
     Interest on investment securities                                    2,935,525         2,008,493
     Interest on federal funds sold                                         480,138           271,036
     Interest on reverse repurchase agreements                               60,540            52,958
                                                                  ------------------------------------
Total interest income                                                    23,617,428        17,816,412

Interest expense:
     Interest on deposits                                                 6,959,300         3,997,830
     Interest on repurchase agreements                                      685,030           148,123
     Interest on FHLB advances                                              817,016           944,277
     Interest on long term debt                                             869,963           792,746
                                                                  ------------------------------------
Total interest expense                                                    9,331,309         5,882,976
                                                                  ------------------------------------
Net interest income                                                      14,286,119        11,933,436

Provision for loan losses                                                   920,000           600,000
                                                                  ------------------------------------
Net interest income after provision for loan losses                      13,366,119        11,333,436

Other operating income:
     Wealth management fees                                               1,436,121         1,202,500
     Rental income                                                          229,231           256,371
     Service charges and fees on deposit accounts                           945,199         1,127,626
     Mortgage banking income                                                195,780           295,695
     Interchange income                                                     326,690           282,155
     Securities losses net                                                        -           (83,739)
     Other                                                                  523,612           484,716
                                                                  ------------------------------------
Total operating income                                                    3,656,633         3,565,324

Other operating expenses:
     Salaries, wages and employee benefits                                7,222,704         6,731,914
     Occupancy                                                              828,974           710,120
     Furniture and equipment                                                418,590           424,204
     Professional services                                                  671,749           659,537
     Data processing                                                        770,052           719,470
     Business development                                                   602,527           537,801
     Mortgage servicing rights impairment (recoveries) charges               38,517          (158,652)
     Other                                                                1,720,181         1,578,363
                                                                  ------------------------------------
Total other operating expenses                                           12,273,294        11,202,757
                                                                  ------------------------------------
Net income before tax                                                     4,749,458         3,696,003
     Federal and state income tax                                         1,832,080         1,125,012
                                                                  ------------------------------------
Net income after tax                                                    $ 2,917,378       $ 2,570,991
                                                                  ====================================


Basic earnings per share                                                     $ 1.27            $ 1.12
                                                                  ====================================

Diluted earnings per share                                                   $ 1.22            $ 1.08
                                                                  ====================================

See notes to consolidated financial statements.

                  The National Bank of Indianapolis Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                             Six months ended
                                                                                 June 30,
                                                                           2005            2004
                                                                    --------------------------------
Operating Activities
Net Income                                                              $ 2,917,378     $ 2,570,991
Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
          Provision for loan losses                                         920,000         600,000
          Depreciation and amortization                                     685,636         651,918
          Mortgage servicing rights impairment (recoveries) charges          38,517        (158,652)
          Loss on sales of investment securities available for sale               -          83,739
          Gain on sale of loans                                             (30,522)        (94,737)
          Gain on sale of fixed assets                                      (23,100)              -
          Income tax benefit from exercise of warrants & options            105,475         422,021
          Net accretion of investments                                      146,668         146,117
          Unearned compensation amortization                                133,593         172,592
          (Increase) decrease in:
             Accrued interest receivable                                   (451,433)         66,165
             Other assets                                                   (44,238)     (1,488,678)
          Increase (decrease) in:
             Other liabilities                                           (1,484,295)      1,238,031

                                                                    --------------------------------
Net cash provided by operating activities                                 2,913,679       4,209,507
                                                                    --------------------------------

Investing Activities
Net change in federal funds sold                                        (15,644,401)    (15,944,527)
Net change in reverse repurchase agreements                                       -      10,000,000
Proceeds from maturities of investment securities held
      to maturity                                                           826,824         226,550
Proceeds from maturities of investment securities available
      for sale                                                           27,014,706      23,666,446
Proceeds from sales of investment securities available for sale                   -      19,952,500
Purchases of investment securities held to maturity                         (57,500)    (51,343,150)
Purchases of investment securities available for sale                   (20,494,842)       (995,321)
Net increase in loans                                                   (32,351,109)    (34,431,919)
Proceeds from sale of loans                                              11,507,266      14,684,692
Purchases of bank premises and equipment                                 (1,232,695)       (194,501)

                                                                    --------------------------------
Net cash used by investing activities                                   (30,431,751)    (34,379,230)
                                                                    --------------------------------

Financing Activities
Net increase in deposits                                                142,836,694      43,726,371
Net decrease in security repurchase agreements                          (25,022,676)     (2,696,528)
Net change in FHLB borrowings                                                     -     (10,000,000)
Proceeds from issuance of long-term debt                                          -       3,000,000
Proceeds from issuance of stock                                             428,800         880,922
Repurchase of stock                                                        (909,760)     (2,092,787)

                                                                    --------------------------------
Net cash provided by financing activities                               117,333,058      32,817,978
                                                                    --------------------------------

Increase in cash and cash equivalents                                    89,814,986       2,648,255

Cash and cash equivalents at beginning of year                           22,824,622      44,383,402
                                                                    --------------------------------

Cash and cash equivalents at end of period                            $ 112,639,608    $ 47,031,657
                                                                    ================================


Interest paid                                                           $ 9,125,238     $ 5,919,253
                                                                    ================================

Income taxes paid                                                       $ 2,060,411     $ 1,172,136
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

                                              The National Bank of Indianapolis Corporation
                                              Consolidated Statement of Shareholders' Equity
                                                               (Unaudited)

                                                                                                        Accumulated
                                                                            Additional                    and Other
                                                   Common       Unearned       Paid In       Retained Comprehensive
                                                    Stock   Compensation       Capital       Earnings        Income          TOTAL
                                            ---------------------------------------------------------------------------------------
Balance at December 31, 2003                 $ 22,858,900     $ (894,679)  $ 3,019,003   $ 17,684,102      $ 11,078   $ 42,678,404

Comprehensive income:
    Net income                                                                              2,570,991                    2,570,991
    Other comprehensive income
       Net unrealized loss on investments,
         net of tax of $395,862                                                                            (592,459)      (592,459)
       Net unrealized loss on swap
        net of tax $166,511                                                                                (253,865)      (253,865)

                                                                                                                    ---------------
Total comprehensive income                                                                                               1,724,667

Income tax benefit from exercise of
  warrants & options                                                           422,021                                     422,021
Issuance of stock (61,261 shares)                 857,222         23,700                                                   880,922
Repurchase of stock (63,731 shares)            (2,092,787)                                                              (2,092,787)
Compensation earned                                              172,592                                                   172,592
                                            ---------------------------------------------------------------------------------------
Balance at June 30, 2004                     $ 21,623,335     $ (698,387)  $ 3,441,024   $ 20,255,093    $ (835,246)  $ 43,785,819
                                            =======================================================================================



Balance at December 31, 2004                 $ 20,595,989     $ (624,543)  $ 3,836,613   $ 23,365,151    $ (629,523)  $ 46,543,687

Comprehensive income:
    Net income                                                                              2,917,378                    2,917,378
    Other comprehensive income
       Net unrealized loss on investments,
         net of tax of $117,409                                                                            (179,004)      (179,004)
       Net unrealized loss on swap
        net of tax $25,054                                                                                  (38,198)       (38,198)

                                                                                                                    ---------------
Total comprehensive income                                                                                               2,700,176

Income tax benefit from exercise of
  warrants & options                                                           105,475                                     105,475
Issuance of stock (19,152 shares)                 427,316          1,484                                                   428,800
Repurchase of stock (24,800 shares)              (909,760)                                                                (909,760)
Compensation earned                                              133,593                                                   133,593
                                            ---------------------------------------------------------------------------------------
Balance at June 30, 2005                     $ 20,113,545     $ (489,466)  $ 3,942,088   $ 26,282,529    $ (846,725)  $ 49,001,971
                                            =======================================================================================

See notes to consolidated financial statements.

                        The National Bank of Indianapolis
                                   Corporation

                   Notes to Consolidated Financial Statements

                                  June 30, 2005

                          Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of The National Bank of Indianapolis Corporation ("Corporation") and its wholly-owned subsidiary The National Bank of Indianapolis ("Bank"). All intercompany transactions between the Corporation and its subsidiary have been properly eliminated. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Form 10-K for the year ended December 31, 2004.


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

                          Note 3: Investment Securities

The securities available for sale are summarized as follows:

                                                           Available-for-Sale Securities
                                       ----------------------------------------------------------------
                                                              Gross           Gross          Estimated
                                          Amortized        Unrealized      Unrealized          Fair
                                            Cost              Gain            Loss             Value
                                       ----------------------------------------------------------------
June 30, 2005
U.S. Treasury securities                 $ 1,507,357      $        --      $     7,672      $ 1,499,685
U.S. Government agencies                  85,000,000               --          953,399       84,046,601
Collateralized mortgage obligations           47,774               33               --           47,807
                                       ----------------------------------------------------------------
                                         $86,555,131      $        33      $   961,071      $85,594,093
                                       ================================================================
December 31, 2004
U.S. Treasury securities                 $ 2,016,184      $        --      $     7,704      $ 2,008,480
U.S. Government agencies                  91,000,000          112,700          769,680       90,343,020
Collateralized mortgage obligations           62,486               58               --           62,544
                                       ----------------------------------------------------------------
                                         $93,078,670      $   112,758      $   777,384      $92,414,044
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
                                            Cost              Gain            Loss             Value
                                       ----------------------------------------------------------------

June 30, 2005
Municipals                                 5,466,823      $   454,248               --      $ 5,921,071
Collateralized mortgage obligations       49,044,813               --          974,525       48,070,288
Other securities                             225,000            3,932              275          228,657
                                       ----------------------------------------------------------------
                                         $54,736,636      $   458,180      $   974,800      $54,220,016
                                       ================================================================
December 31, 2004
Municipals                                 5,444,198      $   484,166               --      $ 5,928,364
Collateralized mortgage obligations       50,012,255               --          836,980       49,175,275
Other securities                             250,000            4,584               22          254,562
                                       ----------------------------------------------------------------
                                         $55,706,453      $   488,750      $   837,002      $55,358,201
                                       ================================================================

The Corporation held seventeen investment securities as of June 30, 2005 of which the amortized cost was greater than market value. Management does not believe any individual unrealized loss as of June 30, 2005 represents an other-than temporary impairment. The unrealized losses relate primarily to securities issued by the U.S. treasury and the Federal Home Loan Mortgage Corporation (FHLMC). These unrealized losses are primarily attributable to changes in interest rates and individually were 2.8% or less of their respective amortized cost basis. The Corporation has both the intent and ability to hold these securities for a time necessary to recover the amortized cost.


Available-for-Sale Securities

                                         Less than 6 months                  Greater than 6 months
                                   In an unrealized loss position        In an unrealized loss position
                                ------------------------------------   -----------------------------------
                                                                                                               Total        Total
                                 Unrealized    Number                  Unrealized    Number                  Unrealized   Estimated
                                    Loss         of       Estimated       Loss         of       Estimated       Loss        Fair
                                   Amount    Securities   Fair Value     Amount    Securities   Fair Value     Amount       Value
                                ----------------------------------------------------------------------------------------------------
Investment securities:
      U.S. treasury securities  $     1,344       1      $   497,030  $     6,328       2      $ 1,002,655  $     7,672  $ 1,499,685
      U. S. government agencies      10,800       1       14,989,200      942,600       5       69,057,401      953,399   84,046,601
                                ----------------------------------------------------------------------------------------------------
Total                           $    12,144       2      $15,486,230  $   948,928       7      $70,060,056  $   961,071  $85,546,286
                                ====================================================================================================





Held-to-Maturity Securities
                                         Less than 6 months                  Greater than 6 months
                                   In an unrealized loss position        In an unrealized loss position
                                ------------------------------------   -----------------------------------
                                                                                                               Total        Total
                                 Unrealized    Number                  Unrealized    Number                  Unrealized   Estimated
                                    Loss         of       Estimated       Loss         of       Estimated       Loss        Fair
                                   Amount    Securities   Fair Value     Amount    Securities   Fair Value     Amount       Value
                                ----------------------------------------------------------------------------------------------------

Investment securities:
      Collateralized mortgage
        obligations             $        --      --      $        --  $   974,525       3      $48,070,287  $   974,525  $48,070,287
      Other securities                   --      --               --          275       5          124,725          275      124,725
                                ----------------------------------------------------------------------------------------------------
Total                           $        --      --      $        --  $   974,800       8      $48,195,012  $   974,800  $48,195,012
                                ====================================================================================================

                                  Note 4: Loans

Loans consist of the following:

                                                                  June 30, 2005      December 31, 2004
                                                               ---------------------------------------
     Residential loans secured by real estate                      $242,494,386         $243,717,433
     Commercial loans secured by real estate                        128,198,383          127,772,683
     Other commercial and industrial loans                          252,407,120          235,704,551
     Loans to individuals for household, family, and other
          consumer expenditures                                      52,659,852           49,257,902
                                                               ---------------------------------------
     Total loans                                                    675,759,741          656,452,569
         Less allowance for loan losses                              (7,148,610)          (7,795,803)
                                                               ---------------------------------------
         Total loans, net                                          $668,611,131         $648,656,766
                                                               =======================================


Activity in the allowance for loan losses was as follows:

                                                     June 30, 2005     June 30, 2004
                                                     -------------------------------
          Beginning balance                           $ 7,795,803       $ 8,029,596
          Loans charged off (net)                      (1,567,193)         (500,070)
          Provision for loan losses                       920,000           600,000
                                                     -------------------------------
          Ending balance                              $ 7,148,610       $ 8,129,526
                                                     ===============================



                    Note 5: Subordinated Term Loan Agreement

On June 6, 2003, the Bank entered into a $5,000,000 Subordinated Term Loan Agreement with Harris Trust and Savings Bank. The final maturity date of the loan was June 6, 2010. An amendment to the credit agreement was executed on July 27, 2005 changing the final maturity date to June 6, 2012. The outstanding principal balance is due at maturity, but prepayment of the principal balance is permitted prior to maturity with prior consent from the Federal Reserve.

Under the terms of the agreement, there are various interest rate options available. Each floating rate option is available for a fixed term of 1-3 months. The Bank is currently paying Adjusted 3-month LIBOR plus 2.0% which equates to 5.33 %. Interest payments are due at the expiration of the fixed term option.

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

                                                         June 30, 2005                               December 31, 2004
                                                                       Net Ineffective                               Net Ineffective
                                              Notional    Derivative     Hedge Gains        Notional    Derivative     Hedge Gains
                                               Amount     Liability       (Losses)           Amount     Liability       (Losses)
                                            ----------------------------------------------------------------------------------------
Cash Flow Hedge
      Overnight Federal Funds Sold
         Receive fixed interest rate swap   $20,000,000   $ 441,056       $     --        $20,000,000   $ 377,804       $     --



                           Note 7: Exercise of Options

During the first quarter of 2005, one director and one officer of the Corporation exercised options to purchase 4,500 common shares in aggregate. The weighted average exercise price was $14.00 and the weighted average fair market value of the stock was $35.95.

During the second quarter of 2005 one director and three officers of the Corporation exercised options to purchase 7,200 common shares in aggregate. The weighted average exercised price was $13.33 and the weighted average fair market value of the stock was $36.94.

Due to the exercise of these options for the six months ended June 30, 2005, the Corporation will receive a deduction for tax purposes for the difference between the fair value of the stock at the date of exercise and the exercise price. In accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock-Based Compensation," (APB 25) the Corporation has recorded the income tax benefit of $105,475 as additional paid in capital for the six months period ended June 30, 2005.

                           Note 8: Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                     Three months ended            Six months ended
                                                          June 30,                      June 30,
                                                    2005           2004           2005           2004
                                                 ----------     ----------     ----------     ----------
Basic average shares outstanding                  2,299,521      2,298,626      2,301,971      2,298,490
                                                 ==========     ==========     ==========     ==========

Net income                                       $1,488,045     $1,521,701     $2,917,378     $2,570,991
                                                 ==========     ==========     ==========     ==========

Basic net income per common share                $     0.65     $     0.66     $     1.27     $     1.12
                                                 ==========     ==========     ==========     ==========

Diluted
    Average shares outstanding                    2,299,521      2,298,626      2,301,971      2,298,490
    Nonvested restricted stock                       27,000         29,160         27,000         29,160
    Common stock equivalents
       Net effect of the assumed exercise of
         stock options                               61,435         58,124         61,435         58,124
                                                 ----------     ----------     ----------     ----------
Diluted average shares                            2,387,956      2,385,910      2,390,406      2,385,774
                                                 ==========     ==========     ==========     ==========

Net income                                       $1,488,045     $1,521,701     $2,917,378     $2,570,991
                                                 ==========     ==========     ==========     ==========

Diluted net income per common share              $     0.62     $     0.64     $     1.22     $     1.08
                                                 ==========     ==========     ==========     ==========

                          Note 9: Comprehensive Income

The following is a summary of activity in accumulated other comprehensive income:

                                                                             Three months ended
                                                                                  June 30,
                                                                            2005            2004
                                                                        ---------------------------
Accumulated unrealized gains (losses) on securities
available for sale at April 1, net of tax                               $(1,170,538)    $   541,786
Net unrealized gains (losses) for period                                    977,259      (1,859,856)
   Tax benefit (expense)                                                   (387,092)        736,689
                                                                        ---------------------------
Ending other comprehensive loss at June 30, net of tax                  $  (580,371)    $  (581,381)
                                                                        ===========================


Accumulated unrealized losses on swap at April 1, net of tax            $  (359,891)    $        --
Net unrealized gains (losses) for period                                    154,888        (420,376)
   Tax benefit (expense)                                                    (61,351)        166,511
                                                                        ---------------------------
Ending other comprehensive loss at June 30, net of tax                  $  (266,354)    $  (253,865)
                                                                        ===========================


Accumulated other comprehensive income (loss) at April 1, net of tax    $(1,530,429)    $   541,786
Other comprehensive income (loss), net of tax                               683,704      (1,377,032)
                                                                        ---------------------------
Accumulated other comprehensive loss at June 30, net of tax             $  (846,725)    $  (835,246)
                                                                        ===========================




                                                                             Six months ended
                                                                                  June 30,
                                                                            2005            2004
                                                                        ---------------------------

Accumulated unrealized gains (losses) on securities
available for sale at January 1, net of tax                             $  (401,367)    $    11,078
Net unrealized losses for period                                           (296,413)       (988,321)
   Tax benefit                                                              117,409         395,862
                                                                        ---------------------------
Ending other comprehensive loss at June 30, net of tax                  $  (580,371)    $  (581,381)
                                                                        ===========================


Accumulated unrealized losses on swap at January 1, net of tax          $  (228,156)    $        --
Net unrealized losses for period                                            (63,252)       (420,376)
   Tax benefit                                                               25,054         166,511
                                                                        ---------------------------
Ending other comprehensive loss at June 30, net of tax                  $  (266,354)    $  (253,865)
                                                                        ===========================


Accumulated other comprehensive income (loss) at
January 1, net of tax                                                   $  (629,523)    $    11,078
Other comprehensive loss, net of tax                                       (217,202)       (846,324)
                                                                        ---------------------------
Accumulated other comprehensive loss at June 30, net of tax             $  (846,725)    $  (835,246)
                                                                        ===========================

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

                                                            Three months ended                Six months ended
                                                                June 30,                          June 30,
                                                         2005             2004             2005             2004
                                                     -------------    -------------    -------------    -------------
Net income, as reported                              $   1,488,045    $   1,521,701    $   2,917,378    $   2,570,991

Add:  stock-based compensation expense, net of              39,087           52,203           80,677          104,228
     related taxes
Less:  total stock-based compensation expense              (71,271)        (104,931)        (148,996)        (212,655)
     determined under fair-value based method, net
     of taxes
                                                     -------------    -------------    -------------    -------------
Pro forma net income                                 $   1,455,861    $   1,468,973    $   2,849,059    $   2,462,564
                                                     =============    =============    =============    =============

Earnings per share:
     Basic, as reported                              $        0.65    $        0.66    $        1.27    $        1.12
     Basic, pro forma                                $        0.63    $        0.64    $        1.24    $        1.07

     Diluted, as reported                            $        0.62    $        0.64    $        1.22    $        1.08
     Diluted, pro forma                              $        0.61    $        0.61    $        1.19    $        1.03



                     Note 11: Commitments and Contingencies

Off-balance sheet financial instruments or obligations whose contractual amounts represent credit risk as of June 30, 2005 and December 31, 2004 are as follows:

                                        June 30, 2005      December 31, 2004
                                        -------------      -----------------

        Commercial credit lines          $178,804,327         $181,996,327
        Revolving home equity and
           credit card lines               82,191,201           82,362,909
        Standby letters of credit          12,177,481           13,538,965
        Other loans                         2,811,351            2,811,446
                                       ------------------------------------
                                         $275,984,360         $280,709,647
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

                    Note 12: Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123(R) (revised 2004), Share-Based Payment, which is a revision of Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123(R) supersedes APB 25 and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized on the balance sheet at their fair values with a corresponding charge to expense. Pro forma disclosure will no longer be an alternative. Statement 123(R) was initially to be adopted no later than the beginning of the first interim period beginning after June 15, 2005.

In April 2005, the Securities and Exchange Commission (SEC) announced that it would provide for a phased-in implementation process for FASB Statement No. 123(R). The SEC would require that registrants that are not small business issuers adopt Statement 123 (R)'s fair value method of accounting for share-based payments to employees no later than the beginning of the first fiscal year beginning after June 15, 2005. The Corporation does not believe the adoption of FASB Statement No. 123(R) will have a material impact on our financial statements.


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

The National Bank of Indianapolis recorded net income of $2,917,378 or $1.22 per diluted share for the six month period ending June 30, 2005 compared to $2,570,991 or $1.08 per diluted share for the six month period ending June 30, 2004.

A new Bank office located at 106th and Michigan Road opened for business during the first quarter of 2005. The Corporation believes the location is excellent for customer convenience and visibility, and the initial growth is ahead of plan. The Corporation has decided to upgrade the Greenwood Bank Office to a full-size, freestanding building. The Greenwood area is a highly competitive market with an excellent target client base and the Corporation wishes to be fully competitive.

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

Six months ended June 30, 2005 compared to the six months ended June 30, 2004:

The Corporation's results of operations depend primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. The Corporation had net interest income of $14,286,119, for the six months ended June 30, 2005 compared to net interest income of $11,993,436 for the six months ended June 30, 2004. This growth in net interest income was primarily the result of earning asset growth and a wider spread between the yield earned on loans and the yield paid on deposits due to higher short-term interest rates in 2005 compared to the same period the previous year. Overall loan growth increased $66,000,000 for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Loan growth has been more robust in 2005 compared to the same period the previous year.

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

The provision for loan losses was $920,000 for the six months ended June 30, 2005 compared to a $600,000 provision for loan losses for the six months ended June 30, 2004. The increase in the provision for loan losses for the six months ended June 30, 2005 over the same period of the previous year is due to the increase in commercial loan charge offs. These charge offs relate to specific commercial loans and management does not believe that this is indicative of systematic problems within the loan portfolio. Based on management's risk assessment and evaluation of the probable losses of the loan portfolio, management believes that the current allowance for loan losses is adequate to provide for probable losses in the loan portfolio.

The following table sets forth activity in the allowance for loan losses:

                                                Six months ended
                                                    June 30,
                                                 2005          2004
                                           ----------    ----------

        Beginning of Period                $7,795,803    $8,029,596
          Provision for loan losses           920,000       600,000

          Losses charged to the reserve

            Commercial                      1,275,244       150,646
            Real Estate                       317,169       273,966
            Installment                            --        79,367
            Credit Cards                        8,196         6,924
            Other                              15,001            --
                                           ----------    ----------
                                            1,615,610       510,903

          Recoveries
            Commercial                         48,417         7,794
            Installment                            --           989
            Credit Cards                           --         2,050
                                                         ----------
                                               48,417        10,833

                                           ----------    ----------
        End of Period                      $7,148,610    $8,129,526
                                           ==========    ==========


        Allowance as a % of Loans                1.06%         1.32%



Loans past due over 30 days totaled $3,067,061, or .45% of total loans at June 30, 2005 compared to $3,320,823 or .54% of total loans at June 30, 2004.

Loans are considered to be impaired if the contractual principal and interest payment is greater than 90 days past due and/or the outstanding balance is not accruing interest. At June 30, 2005 thirty-six loans with a combined balance of $2,869,949 were considered to be impaired. At June 30, 2004, forty-four loans with a combined balance of $3,622,848 were considered to be impaired.

At June 30, 2005 and 2004 there were approximately $30,000 and $34,000 of loans greater than 90 days and still accruing interest.

Other Operating Income
----------------------
The following table details the components of other operating income:

                                                         Six months ended
                                                              June 30                   $            %
                                                        2005           2004           Change       Change
                                                   --------------------------------------------------------
     Wealth management fees                         $ 1,436,121    $ 1,202,500      $ 233,621        19.4%
     Rental income                                      229,231        256,371        (27,140)      -10.6%
     Service charges and fees on deposit accounts       945,199      1,127,626       (182,427)      -16.2%
     Mortgage banking income                            195,780        295,695        (99,915)      -33.8%
     Interchange income                                 326,690        282,155         44,535        15.8%
     Net loss on securities                                   -        (83,739)        83,739      -100.0%
     Other                                              523,612        484,716         38,896         8.0%
                                                   --------------------------------------------------------
     Total operating income                         $ 3,656,633    $ 3,565,324       $ 91,309         2.6%
                                                   --------------------------------------------------------

Other operating income for the six months ended June 30, 2005 increased as compared to the six months ended June 30, 2004.

Wealth management fees increased for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The net increase in wealth management fees is attributable to the overall price appreciation in the stock and treasury markets and an increase in assets under management.

Rental income from the other tenants in the Corporation's main office building decreased for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 due to fewer tenants in the building in 2005 compared to the same period the previous year and the Corporation occupying more space in the building.

Service charges and fees on deposit accounts decreased for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 and is attributable to lower overdraft and NSF fees assessed. Also, contributing to the decrease was an increase in the earnings credit rate paid on business demand deposits which decreases the service charges assessed.

During the six months ended June 30, 2005, long term interest rates remained low. The Corporation had an opportunity to sell some lower yielding mortgage loans to better position the portfolio and produce an overall higher yield. The loans were sold at a net loss during the first quarter of 2005 which reduced the overall gain for the six months ended June 30, 2005. In addition, construction pricing guarantee fees were higher during the six months ended June 30, 2004, compared to the six months ended June 30, 2005 as more customers forfeited their rate locks.

Interchange income increased for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The increase is attributable to higher transaction volumes for debit and credit cards in 2005 compared to the same period the previous year.

During the first quarter of 2004, a net loss on the sale of two available for sale securities was recorded. The securities were replaced with higher yielding investments to place the portfolio in a better position during a period of rising interest rates. During the six month period ending June 30, 2005, there were no sales of securities.

Other Operating Expenses

The following table details the components of other operating expense:

                                                         Six months ended
                                                              June 30                   $            %
                                                        2005           2004           Change       Change
                                                   --------------------------------------------------------
     Salaries, wages and employee benefits          $ 7,222,704    $ 6,731,914      $ 490,790        7.3%
     Occupancy                                           828,974       710,120        118,854       16.7%
     Furniture and equipment                             418,590       424,204         (5,614)      -1.3%
     Professional services                               671,749       659,537         12,212        1.9%
     Data processing                                     770,052       719,470         50,582        7.0%
     Business development                                602,527       537,801         64,726       12.0%
     Mortgage servicing rights impairment
     (recoveries) charges                                 38,517      (158,652)       197,169     -124.3%
     Other                                             1,720,181     1,578,363        141,818        9.0%
                                                    -------------------------------------------------------
     Total other operating expenses                 $ 12,273,294  $ 11,202,757    $ 1,070,537        9.6%
                                                    -------------------------------------------------------

Other operating expenses for the six months ended June 30, 2005 increased as compared to the six months ended June 30, 2004.

Salaries, wages and employee benefits increased for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The increase is due to an increase in full-time equivalent employees, annual merit increases for many employees, increased FICA expense related to the cliff vesting of restricted stock for officers of the Bank, an increase in assessed state unemployment tax assessment, employee relations, and training expense.

Occupancy expense increased for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. This is due to the opening of a new banking center location at 106th Street and Michigan Road in late January 2005.

Professional services expense increased for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 due to increased accounting fees related to the implementation of the Sarbanes-Oxley Act of 2002 and advertising agency fees.

Data processing expenses increased for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 primarily due to increased service bureau fees relating to increased transaction activity by the Bank and the wealth management department.

Business development expenses increased for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 due to increased advertising, customer entertainment and customer relations costs.

As of December 2004, a valuation reserve of $350,136 was recorded for mortgage servicing rights. The Corporation increased the valuation reserve during the six month period ending June 30, 2005 due to increasing prepayment speeds on the underlying mortgage loans as a result of the decrease in long term interest rates.

Federal and State Income Tax

Federal and state income tax was $1,832,080 for the six months ended June 30, 2005 for an effective tax rate of 38.6% compared to $1,125,012 for the six months ended June 30, 2004 for an effective tax rate of 30.4%. The increase in effective tax rate is due to tax credits recorded in the first half of 2004 as a result of amending state tax returns.

AVERAGE EARNING ASSETS

The following table is a summary of the daily average of earning assets:

                                          Six months ended
                                              June 30,                   $            %
                                         2005           2004           Change       Change
                                     -----------------------------------------------------
Loans
   Commercial                        $369,000,000   $318,000,000   $ 51,000,000      16.0%
   Real Estate - Commercial           125,000,000    119,000,000      6,000,000       5.0%
   Real Estate - Residential          156,000,000    145,000,000     11,000,000       7.6%
   Other                               10,000,000     13,000,000     (2,000,000)    -15.4%
                                     -----------------------------------------------------
      Total loans                     660,000,000    595,000,000     66,000,000      11.1%

Investments                           188,000,000    153,000,000     35,000,000      22.9%
Federal Funds Sold                     38,000,000     42,000,000     (4,000,000)     -9.5%
Reverse Repurchase Agreements           5,000,000     13,000,000     (8,000,000)    -61.5%

                                     -----------------------------------------------------

Total Earning Assets                 $891,000,000   $803,000,000   $ 89,000,000      11.1%
                                     =====================================================


AVERAGE INTEREST BEARING LIABILITIES AND FUNDING

The following table is a summary of the daily average of interest bearing liabilities and funding:

                                          Six months ended
                                              June 30,                   $            %
                                         2005           2004           Change       Change
                                     -----------------------------------------------------
Noninterest bearing deposits         $156,000,000   $145,000,000   $ 11,000,000       7.6%
Interest bearing deposits             608,000,000    527,000,000     81,000,000      15.4%
                                     -----------------------------------------------------
   Total core deposits                764,000,000    672,000,000     92,000,000      13.7%

Security repurchase agreements         68,000,000     73,000,000     (5,000,000)     -6.8%
FHLB advances                          32,000,000     37,000,000     (5,000,000)    -13.5%
Subordinated debt                       5,000,000      3,000,000      2,000,000      66.7%
Long-term debt                         14,000,000     14,000,000             --       0.0%
Shareholders' equity                   49,000,000     44,000,000      5,000,000      11.4%
                                     -----------------------------------------------------
   Total funding                     $932,000,000   $843,000,000   $ 89,000,000      10.6%
                                     =====================================================

                                     -----------------------------------------------------
Total interest bearing liabilities   $727,000,000   $653,000,000   $ 73,000,000      11.2%
                                     -----------------------------------------------------

   Total interest expense (annualized)/
   Total interest bearing liabilities         2.6%           1.8%

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

The Corporation has many sources of funds available, they include: overnight federal funds sold, investments available for sale, maturity of investments held for sale, deposits, Federal Home Loan Bank ("FHLB") advances, and issuance of debt. Funding sources did not change significantly during the first six months of 2005. Deposits are the most significant funding source and loans are the most significant use of funds for the six months ended June 30, 2005 and 2004. The Corporation maintains a $5,000,000 revolving credit agreement with Harris Trust and Savings Bank to provide additional liquidity support to the Bank, if needed. There were no borrowings under this agreement at June 30, 2005 or 2004.

Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as available for sale, and maturing loans. Federal funds sold represented the Corporation's primary source of immediate liquidity and were maintained at a level adequate to meet immediate needs. Federal funds sold averaged approximately $38,000,000 for the six months ended June 30, 2005, an decrease of approximately $4,000,000 from $42,000,000 for the six months ended June 30, 2004. Reverse repurchase agreements may serve as a source of liquidity, but are primarily used as collateral for customer balances in overnight repurchase agreements. Maturities in the Corporation's loan and investment portfolios are monitored regularly to manage the maturity dates of deposits to coincide with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

The Corporation's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation's liquidity position.

The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At June 30, 2005, the Corporation's rate sensitive liabilities exceeded rate sensitive assets due within one year by $41,047,000.

As part of managing liquidity, the Corporation monitors its loan to deposit ratio on a daily basis. At June 30, 2005 the ratio was 80.8 percent.

The Corporation experienced an increase in cash and cash equivalents, another primary source of liquidity, of $89,814,986 during the first six months of 2005. Deposit growth provided net cash of $142,836,694. Contributing to part of the deposit growth was an $80,000,000 estate account which also contributed to the increase in cash and cash equivalents. In July 2005, ninety-five percent of the estate was distributed. Investments provided net cash of $7,289,188, and federal funds sold used net cash of $15,644,401, lending activities used $32,351,109.

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

The Corporation maintains a Revolving Credit Agreement with Harris Trust and Savings Bank in the amount of $5,000,000 that will mature September 28, 2005. As of June 30, 2005, there were no amounts outstanding under this Revolving Credit Agreement.

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

The Bank entered into an agreement in the amount of $5,000,000 pursuant to a Subordinated Term Loan Agreement with Harris Trust and Savings Bank dated June 6, 2003. The first advance was made in the amount of $2,000,000 on June 6, 2003. The second advance was made in the amount of $3,000,000 on May 3, 2004. The final maturity date of the loan was June 6, 2010. An amendment to the credit agreement was executed on July 27, 2005 changing the final maturity date to June 6, 2012. The outstanding principal balance is due at maturity, but prepayment of the principal balance is permitted prior to maturity with prior consent from the Federal Reserve.

Under the terms of the agreement, there are many different interest rate options available. Each floating rate option is available for a fixed term of 1-3 months. The Bank is currently paying Adjusted 3-month LIBOR plus 2.0% which equates to 5.33%. Interest payments are due at the expiration of the fixed term option.

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

Capital for the Bank is at or above the well-capitalized regulatory requirements at June 30, 2005. Pertinent capital ratios for the Bank as of June 30, 2005 are as follows:

                                                         Well      Adequately
                                       Actual     Capitalized     Capitalized
                                       ------     -----------     -----------
Tier 1 risk-based capital ratio          8.5%            6.0%            4.0%
Total risk-based capital ratio          10.1%           10.0%            8.0%
Leverage ratio                           6.3%            5.0%            4.0%


Dividends from the Bank to the Corporation may not exceed the undivided profits of the Bank (included in consolidated retained earnings) without prior approval of a federal regulatory agency. In addition, Federal banking laws limit the amount of loans the Bank may make to the Corporation, subject to certain collateral requirements. The Bank declared and made a $650,000 dividend to the Corporation during the six months ended June 30, 2005 and declared and made a $1,000,000 dividend to the Corporation during the six months ended June 2004. No loans from the Bank to the Corporation were made during the six months ended June 30, 2005 or 2004.

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

At June 30, 2005, the interest rate risk position of the Corporation was liability sensitive. Maintaining a liability sensitive interest rate risk position means that net income should decrease as rates rise and increase as rates fall.

See further discussion liquidity and interest rate sensitivity on pages 22 - 23 of this report.

There have been no material changes in the quantitative analysis used by the Corporation since filing the 2004 Form 10-K, for further discussion of the quantitative analysis used by the Corporation refer to page 42 of the 2004 Form 10-K filed on March 29, 2005.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Corporation's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2005, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures as of June 30, 2005 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

Changes in Internal Control. There have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

               On April 29, 2005 the Corporation sold a total of 2,500 shares of common stock for an aggregate amount of $25,000 to one director of the Corporation pursuant to the exercise of stock options by the director.

               On May 12, 2005, the Corporation sold a total of 3,000 shares of common stock for an aggregate amount of $38,670 to one officer of the Corporation pursuant to the exercise of stock options by the officer.

               On June 6, 2005, the Corporation sold a total of 1,300 shares of common stock for an aggregate amount of $24,700 to one officer of the Corporation pursuant to the exercise of stock options by the officer

               On June 13, 2005 the Corporation sold a total of 400 shares of common stock for the aggregate amount of $7,600 to one officer of the Corporation pursuant to the exercise of stock options by the officer.

               All of these shares were sold in private placements pursuant to
               Section 4(2) of the Securities Act of 1933.

          (b)  Not applicable.

          (c) The following table sets forth the issuer repurchases of equity securities that are registered by the Corporation pursuant to
               Section 12 of the 1934 Act during the second quarter of 2005:

Issuer Purchases of Equity Securities.
--------------------------------------

                                                                                  Maximum Number
                                                                                  (or Approximate
                                                           Total Number of        Dollar Value) of
                  Total Number of                          Shares Purchased       Shares that May
Period            Shares Purchased                         as Part of Publicly    Yet Be Purchased
                  during 2nd quarter    Average Price      Announced Plans        Under the Plans or
                  2005                  Paid per Share     or Programs**          Programs
----------------------------------------------------------------------------------------------------
04/01/05 -
04/30/05              12,100                $36.502             12,100               $3,751,015
----------------------------------------------------------------------------------------------------

05/01/05 -
05/31/05               4,000                $36.94              4,000                $3,603,255
----------------------------------------------------------------------------------------------------

06/01/05 -
06/30/05               5,850                $37.152             5,850                $3,385,918
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
Total                 21,950                    *              21,950
----------------------------------------------------------------------------------------------------


* The weighted average price per share for the period April 2005 through June 2005 was $36.76.
** All shares repurchased by the Corporation during 2005 were completed pursuant to Program One and Program Two as discussed below.


          In January 2003, the Board of Directors of the Corporation authorized a repurchase program entitled "Program One" and "Program Two". Program One covers employees and directors and is effective through December 2005 unless terminated earlier by the Board. Under Program One, the Corporation may spend up to $5,500,000 in individually negotiated transactions to repurchase its shares from employees and directors who wish to sell their stock. Program One was initially disclosed in the September 30, 2003 Form 10-Q. Program Two covers all other shareholders and was initially due to expire December 2004 unless terminated earlier by the Board. During the fourth quarter of 2004, the Board of Directors authorized the extension of Program Two until December 2005 unless terminated earlier by the Board of Directors. Under Program Two, the Corporation may spend up to $7,600,000 in individually negotiated transactions to repurchase its shares from shareholders who wish to sell. On June 3, 2003, a letter was sent to all shareholders announcing the Board's authorization of Program Two. Neither plan was terminated during the six month period ending June 30, 2005.

Item 3.   Defaults Upon Senior Securities - Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

          On June 16, 2005, at 3:00 p.m. at the Corporation's offices at 107 North Pennsylvania Street, Indianapolis, Indiana the annual meeting of shareholders was held. Three items were presented for consideration of the shareholders.

          The first item was the election of Andre B. Lacy, Morris L. Maurer, and Todd H. Stuart to the Board of Directors to serve for a term of three years and until their successors are duly elected and qualified. The vote tabulation for the election of Mr. Lacy was 1,769,664 "for" and 6,698 shares against; Mr. Maurer was 1,773,662 "for" and 2,700 shares against; and Mr. Stuart was 1,752,481 "for" and 23,881 shares against. The following director's terms continued after the meeting: Ms. Kathryn G. Betley; Mr. James M. Cornelius; Mr. David R. Frick; Mr. Andre B. Lacy; Dr. G. Benjamin Lantz, Jr; Mr. Michael S. Maurer; Mr. Morris L. Maurer; Mr. Philip R. Roby; and Mr. Todd Stuart.

          The second item was a proposed adoption of the National Bank of Indianapolis 2005 Equity Incentive Plan which would grant up to 333,000 shares of the Corporation's common stock to participants pursuant to the award of shares of restricted stock or the grant of options. The proposed adoption was passed by a vote of 1,680,405 "for", 49,416 against, and 46,542 abstained.

          The third item was the ratification of Ernst & Young LLP as the Corporation's public accountants. This matter was approved by a vote of 1,765,806 shares "for", 5,275 shares against, and 5,282 shares abstained.


Item 5.   Other Information - Not applicable

Item 6.   Exhibits

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

          10(g) Schedule of Executive Officers Compensation Arrangements, as amended, filed as Exhibit 10(g) to the Form 8-K filed on July 29, 2005, is incorporated by reference

          10(h) The National Bank of Indianapolis Corporation 2005 Equity
                Incentive Plan

          10(i) Form of Restricted Stock Award Agreement for The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan

          10(j) Form of Stock Option Award Agreement for The National Bank of
                Indianapolis Corporation 2005 Equity Incentive Plan

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



                           Date:  August 4, 2005

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

10(f) Schedule of Directors Compensation Arrangements, filed as Exhibit 10(f) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

10(g) Schedule of Executive Officers Compensation Arrangements, as amended, filed as Exhibit 10(g) to the Form 8-K filed on July 29, 2005, is incorporated by reference

10(h)          The National Bank of Indianapolis Corporation 2005 Equity
               Incentive Plan

10(i) Form of Restricted Stock Award Agreement for The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan

10(j) Form of Stock Option Award Agreement for The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan

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