Form 10-Q
period 2005-09-30
NATIONAL BANK OF INDIANAPOLIS CORP
filed 2005-11-10
CIK 912382

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2005


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

     Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

     The number of shares of the registrant's Common Stock outstanding November 10, 2005 was 2,335,706.

                                Table of Contents
                  The National Bank of Indianapolis Corporation


                               Report on Form 10-Q
                                for Quarter Ended
                               September 30, 2005



PART I - FINANCIAL INFORMATION


Item 1.    Consolidated Financial Statements (Unaudited)
           Consolidated Balance Sheets - September 30, 2005
           and December 31, 2004..............................................1
           Consolidated Statements of Income - Three Months
           ended September 30, 2005 and 2004..................................2
           Consolidated Statements of Income - Nine Months
           ended September 30, 2005 and 2004..................................3
           Consolidated Statements of Cash Flows - Nine Months
           ended September 30, 2005 and 2004..................................4
           Consolidated Statements of Shareholders' Equity - Nine Months
           ended September 30, 2005 and 2004..................................5
           Notes to Consolidated Financial Statements......................6-14


Item 2.    Management's Discussion and Analysis...........................14-25

Item 3.    Quantitative and Qualitative Disclosures about Market Risk........25

Item 4.    Controls and Procedures...........................................26



PART II -  OTHER INFORMATION


Item 1.    Legal Proceedings.................................................27
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds....27-28
Item 3.    Defaults Upon Senior Securities...................................28
Item 4.    Submission of Matters to a Vote of Security Holders...............28
Item 5.    Other Information ................................................28
Item 6.    Exhibits.......................................................29-30

Signatures ..................................................................31


                                   The National Bank of Indianapolis Corporation
                                            Consolidated Balance Sheets

                                                                                September 30,           December 31,
                                                                                         2005                   2004
                                                                                   (Unaudited)                 (Note)
                                                                        ---------------------------------------------
Assets
Cash and due from banks                                                          $ 63,744,712           $ 22,824,622
Reverse repurchase agreements                                                       5,000,000              5,000,000
Federal funds sold                                                                 46,622,613             31,766,783
Investment securities
      Available-for-sale securities                                                70,389,288             92,414,044
      Held-to-maturity securities                                                  58,166,980             55,706,453
                                                                        ---------------------------------------------
Total investment securities                                                       128,556,268            148,120,497

Loans                                                                             676,690,179            656,452,569
      Less:  Allowance for loan losses                                             (7,722,261)            (7,795,803)
                                                                        ---------------------------------------------
Net loans                                                                         668,967,918            648,656,766
Premises and equipment                                                             11,816,194              9,676,268
Accrued interest                                                                    4,050,772              4,000,738
Stock in federal banks                                                              3,735,800              3,678,300
Other assets                                                                        7,349,620              7,189,805
                                                                        ---------------------------------------------
Total assets                                                                    $ 939,843,897          $ 880,913,779
                                                                        =============================================

Liabilities and shareholders' equity
Deposits:
      Noninterest-bearing demand deposits                                       $ 159,415,286          $ 153,674,215
      Money market and savings deposits                                           490,209,409            423,254,826
      Time deposits over $100,000                                                  61,780,762             49,039,847
      Other time deposits                                                          69,210,672             67,462,157
                                                                        ---------------------------------------------
Total deposits                                                                    780,616,129            693,431,045
Security repurchase agreements                                                     56,920,791             84,162,626
FHLB advances                                                                      27,000,000             32,000,000
Subordinated debt                                                                   5,000,000              5,000,000
Junior subordinated debentures owed to unconsolidated subsidiary trust             13,918,000             13,918,000
Other liabilities                                                                   5,899,297              5,858,421
                                                                        ---------------------------------------------
Total liabilities                                                                 889,354,217            834,370,092

Shareholders' equity:
      Common stock, no par value:
      Authorized shares 2005 and 2004 - 3,000,000 shares;
      issued 2,658,102 in 2005 and 2,628,497 in 2004;
      outstanding 2,344,666 in 2005 and 2,349,174 in 2004                          19,984,675             20,595,989
      Unearned compensation                                                          (424,741)              (624,543)
      Additional paid in capital                                                    4,009,892              3,836,613
      Retained earnings                                                            27,947,550             23,365,151
      Accumulated other comprehensive loss                                         (1,027,696)              (629,523)
                                                                        ---------------------------------------------
Total shareholders' equity                                                         50,489,680             46,543,687
                                                                        ---------------------------------------------
Total liabilities and shareholders' equity                                      $ 939,843,897          $ 880,913,779
                                                                        =============================================

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

                                  The National Bank of Indianapolis Corporation
                                        Consolidated Statements of Income
                                                   (Unaudited)


                                                                                     Three months ended
                                                                                       September 30,
                                                                                  2005                2004
                                                                          -----------------------------------------
Interest income:
      Interest and fees on loans                                                  $ 11,278,982         $ 8,529,461
      Interest on investment securities                                              1,718,919           1,140,119
      Interest on federal funds sold                                                   392,643             209,613
      Interest on reverse repurchase agreements                                         39,354              15,193
                                                                          -----------------------------------------
Total interest income                                                               13,429,898           9,894,386

Interest expense:
      Interest on deposits                                                           4,366,968           2,339,494
      Interest on repurchase agreements                                                386,752             149,069
      Interest on FHLB advances                                                        371,731             415,279
      Interest on long term debt                                                       446,722             419,662
                                                                          -----------------------------------------
Total interest expense                                                               5,572,173           3,323,504
                                                                          -----------------------------------------
Net interest income                                                                  7,857,725           6,570,882

Provision for loan losses                                                              565,000             330,000
                                                                          -----------------------------------------
Net interest income after provision for loan losses                                  7,292,725           6,240,882

Other operating income:
      Wealth management fees                                                           784,728             618,043
      Rental income                                                                    113,355             114,198
      Service charges and fees on deposit accounts                                     448,301             518,956
      Mortgage banking income                                                          129,787             104,199
      Interchange income                                                               166,132             153,597
      Other                                                                            294,826             307,380
                                                                          -----------------------------------------
Total operating income                                                               1,937,129           1,816,372

Other operating expenses:
      Salaries, wages and employee benefits                                          3,863,703           3,545,346
      Occupancy                                                                        451,747             351,395
      Furniture and equipment                                                          223,300             193,951
      Professional services                                                            367,561             219,111
      Data processing                                                                  394,730             362,759
      Business development                                                             288,749             230,599
      Mortgage servicing rights impairment (recoveries) charges                       (103,854)              1,153
      Other                                                                          1,019,955             768,407
                                                                          -----------------------------------------
Total other operating expenses                                                       6,505,891           5,672,721
                                                                          -----------------------------------------
Income before tax                                                                    2,723,963           2,384,533
      Federal and state income tax                                                   1,058,942             910,503
                                                                          -----------------------------------------
Net income after tax                                                               $ 1,665,021         $ 1,474,030
                                                                          =========================================


Basic earnings per share                                                                $ 0.72              $ 0.64
                                                                          =========================================

Diluted earnings per share                                                              $ 0.70              $ 0.61
                                                                          =========================================

See notes to consolidated financial statements.

                                  The National Bank of Indianapolis Corporation
                                        Consolidated Statements of Income
                                                   (Unaudited)


                                                                                     Nine months ended
                                                                                       September 30,
                                                                                  2005                2004
                                                                          -----------------------------------------
Interest income:
      Interest and fees on loans                                                  $ 31,420,207        $ 24,013,386
      Interest on investment securities                                              4,654,444           3,148,612
      Interest on federal funds sold                                                   872,781             480,649
      Interest on reverse repurchase agreements                                         99,894              68,151
                                                                          -----------------------------------------
Total interest income                                                               37,047,326          27,710,798

Interest expense:
      Interest on deposits                                                          11,326,268           6,337,324
      Interest on repurchase agreements                                              1,071,782             297,192
      Interest on FHLB advances                                                      1,188,747           1,359,556
      Interest on long term debt                                                     1,316,685           1,212,408
                                                                          -----------------------------------------
Total interest expense                                                              14,903,482           9,206,480
                                                                          -----------------------------------------
Net interest income                                                                 22,143,844          18,504,318

Provision for loan losses                                                            1,485,000             930,000
                                                                          -----------------------------------------
Net interest income after provision for loan losses                                 20,658,844          17,574,318

Other operating income:
      Wealth management fees                                                         2,220,849           1,820,543
      Rental income                                                                    342,586             370,569
      Service charges and fees on deposit accounts                                   1,393,500           1,646,582
      Mortgage banking income                                                          325,567             399,893
      Interchange income                                                               492,822             435,752
      Securities losses net                                                                  -             (83,739)
      Other                                                                            818,438             792,096
                                                                          -----------------------------------------
Total operating income                                                               5,593,762           5,381,696

Other operating expenses:
      Salaries, wages and employee benefits                                         11,086,407          10,277,260
      Occupancy                                                                      1,280,721           1,061,515
      Furniture and equipment                                                          641,890             618,155
      Professional services                                                          1,039,310             878,648
      Data processing                                                                1,164,782           1,082,229
      Business development                                                             891,276             768,400
      Mortgage servicing rights impairment recoveries                                  (65,337)           (157,499)
      Other                                                                          2,740,136           2,346,770
                                                                          -----------------------------------------
Total other operating expenses                                                      18,779,185          16,875,478
                                                                          -----------------------------------------
Income before tax                                                                    7,473,421           6,080,536
      Federal and state income tax                                                   2,891,022           2,035,515
                                                                          -----------------------------------------
Net income after tax                                                               $ 4,582,399         $ 4,045,021
                                                                          =========================================


Basic earnings per share                                                                $ 1.99              $ 1.76
                                                                          =========================================

Diluted earnings per share                                                              $ 1.92              $ 1.69
                                                                          =========================================

See notes to consolidated financial statements.

                                 The National Bank of Indianapolis Corporation
                                     Consolidated Statements of Cash Flows
                                                  (Unaudited)

                                                                                     Nine months ended
                                                                                       September 30,
                                                                                  2005               2004
                                                                            -------------------------------------
Operating Activities
Net Income                                                                        $ 4,582,399        $ 4,045,021
Adjustments to reconcile net income to net cash
       provided (used) by operating activities:
           Provision for loan losses                                                1,485,000            930,000
           Depreciation and amortization                                            1,063,383            962,467
           Mortgage servicing rights impairment recoveries                            (65,337)          (157,499)
           Loss on sales of investment securities available for sale                        -             83,739
           Gain on sale of loans                                                      (75,363)          (110,912)
           Gain on sale of fixed assets                                               (23,100)            (2,000)
           Income tax benefit from exercise of warrants & options                     173,279            798,437
           Stock compensation                                                          99,793             99,990
           Net accretion of investments                                               221,798            221,599
           Unearned compensation amortization                                         198,318            235,983
           (Increase) decrease in:
                Accrued interest receivable                                           (50,034)            52,400
                Other assets                                                         (196,348)        (1,538,987)
           Increase in:
                Other liabilities                                                      40,876          1,740,791

                                                                            -------------------------------------
Net cash provided by operating activities                                           7,454,664          7,361,029
                                                                            -------------------------------------

Investing Activities
Net change in federal funds sold                                                  (14,855,830)       (28,747,798)
Net change in reverse repurchase agreements                                                 -         10,000,000
Proceeds from maturities of investment securities held
       to maturity                                                                  1,272,390            786,015
Proceeds from maturities of investment securities available
       for sale                                                                    42,021,290         23,675,261
Proceeds from sales of investment securities available for sale                             -         19,952,500
Purchases of investment securities held to maturity                                (4,005,956)       (51,372,750)
Purchases of investment securities available for sale                             (20,494,843)       (20,995,321)
Net increase in loans                                                             (37,745,661)       (65,578,071)
Proceeds from sale of loans                                                        16,024,872         25,609,152
Purchases of bank premises and equipment                                           (2,984,462)          (589,076)

                                                                            -------------------------------------
Net cash used by investing activities                                             (20,768,200)       (87,260,088)
                                                                            -------------------------------------

Financing Activities
Net increase in deposits                                                           87,185,084         81,949,822
Net increase (decrease) in security repurchase agreements                         (27,241,835)         1,903,488
Net change in FHLB borrowings                                                      (5,000,000)       (10,000,000)
Proceeds from issuance of long-term debt                                                    -          3,000,000
Proceeds from issuance of stock                                                       556,922          1,343,274
Repurchase of stock                                                                (1,266,545)        (3,374,132)

                                                                            -------------------------------------
Net cash provided by financing activities                                          54,233,626         74,822,452
                                                                            -------------------------------------

Increase (decrease) in cash and cash equivalents                                   40,920,090         (5,076,607)

Cash and cash equivalents at beginning of year                                     22,824,622         44,383,402
                                                                            -------------------------------------

Cash and cash equivalents at end of period                                       $ 63,744,712       $ 39,306,795
                                                                            =====================================


Interest paid                                                                    $ 14,959,015        $ 9,520,079
                                                                            =====================================

Income taxes paid                                                                 $ 2,910,838        $ 1,348,414
                                                                            =====================================

See notes to consolidated financial statements.

                                                  The National Bank of Indianapolis Corporation
                                                 Consolidated Statement of Shareholders' Equity
                                                                   (Unaudited)

                                                                                                         Accumulated
                                                                           Additional                      and Other
                                                   Common      Unearned       Paid In       Retained   Comprehensive
                                                    Stock  Compensation       Capital       Earnings          Income          TOTAL
                                             ---------------------------------------------------------------------------------------
Balance at December 31, 2003                 $ 22,858,900    $ (894,679)  $ 3,019,003   $ 17,684,102        $ 11,078   $ 42,678,404

Comprehensive income:
     Net income                                                                            4,045,021                      4,045,021
     Other comprehensive income
         Net unrealized loss on investments,
           net of tax of $109,250                                                                           (155,486)      (155,486)
         Net unrealized loss on swap
          net of tax $95,528                                                                                (145,643)      (145,643)

                                                                                                                     ---------------
Total comprehensive income                                                                                                3,743,892

Income tax benefit from exercise of
     warrants & options                                                       798,437                                       798,437
Issuance of stock (106,923 shares)              1,411,239        32,025                                                   1,443,264
Repurchase of stock (102,483 shares)           (3,374,132)                                                               (3,374,132)
Compensation earned                                             235,983                                                     235,983
                                             ---------------------------------------------------------------------------------------
Balance at September 30, 2004                $ 20,896,007    $ (626,671)  $ 3,817,440   $ 21,729,123      $ (290,051)  $ 45,525,848
                                             =======================================================================================



Balance at December 31, 2004                 $ 20,595,989    $ (624,543)  $ 3,836,613   $ 23,365,151      $ (629,523)  $ 46,543,687

Comprehensive income:
     Net income                                                                            4,582,399                      4,582,399
     Other comprehensive income
         Net unrealized loss on investments,
           net of tax of $194,901                                                                           (297,149)      (297,149)
         Net unrealized loss on swap
          net of tax $66,262                                                                                (101,024)      (101,024)

                                                                                                                     ---------------
Total comprehensive income                                                                                                4,184,226

Income tax benefit from exercise of
     warrants & options                                                       173,279                                       173,279
Issuance of stock (29,605 shares)                 655,231         1,484                                                     656,715
Repurchase of stock (34,113 shares)            (1,266,545)                                                               (1,266,545)
Compensation earned                                             198,318                                                     198,318
                                             ---------------------------------------------------------------------------------------
Balance at September 30, 2005                $ 19,984,675    $ (424,741)  $ 4,009,892   $ 27,947,550    $ (1,027,696)  $ 50,489,680
                                             =======================================================================================

See notes to consolidated financial statements.

                        The National Bank of Indianapolis
                                   Corporation

                   Notes to Consolidated Financial Statements


                               September 30, 2005


                          Note 1: Basis of Presentation


The accompanying unaudited condensed consolidated financial statements include the accounts of The National Bank of Indianapolis Corporation ("Corporation") and its wholly-owned subsidiary The National Bank of Indianapolis ("Bank"). All intercompany transactions between the Corporation and its subsidiary have been properly eliminated. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Form 10-K for the year ended December 31, 2004.



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

                          Note 3: Investment Securities

The securities available for sale and held to maturity are summarized as follows:

                                                               Available-for-Sale Securities
                                        ------------------------------------------------------------------------
                                                                Gross              Gross             Estimated
                                           Amortized          Unrealized        Unrealized             Fair
                                             Cost               Gain               Loss                Value
                                        ------------------------------------------------------------------------
September 30, 2005
U.S. Treasury securities                  $ 1,504,777                $ -            $ 5,792         $ 1,498,985
U.S. Government agencies                   70,000,000                  -          1,150,899          68,849,101
Collateralized mortgage obligations            41,187                 15                                 41,202
                                        ------------------------------------------------------------------------
                                         $ 71,545,964               $ 15        $ 1,156,691        $ 70,389,288
                                        ========================================================================
December 31, 2004
U.S. Treasury securities                  $ 2,016,184                  -            $ 7,704         $ 2,008,480
U.S. Government agencies                   91,000,000            112,700            769,680          90,343,020
Collateralized mortgage obligations            62,486                 58                  -              62,544
                                        ------------------------------------------------------------------------
                                         $ 93,078,670          $ 112,758          $ 777,384        $ 92,414,044
                                        ========================================================================


                                                               Held-to-Maturity Securities
                                        ------------------------------------------------------------------------
                                                                Gross              Gross             Estimated
                                           Amortized          Unrealized        Unrealized             Fair
                                             Cost               Gain               Loss                Value
                                        ------------------------------------------------------------------------
September 30, 2005
Municipals                                $ 9,401,625          $ 377,104           $ 47,459         $ 9,731,270
Collateralized mortgage obligations        48,515,355                  -          1,345,269          47,170,086
Other securities                              250,000              2,733                699             252,034
                                        ------------------------------------------------------------------------
                                         $ 58,166,980          $ 379,837        $ 1,393,427        $ 57,153,390
                                        ========================================================================
December 31, 2004
Municipals                                $ 5,444,198          $ 484,166                $ -         $ 5,928,364
Collateralized mortgage obligations        50,012,255                  -            836,980          49,175,275
Other securities                              250,000              4,584                221             254,363
                                        ------------------------------------------------------------------------
                                         $ 55,706,453          $ 488,750          $ 837,201        $ 55,358,002
                                        ========================================================================

The Corporation held twenty investment securities as of September 30, 2005 of which the amortized cost was greater than market value. Management does not believe any individual unrealized loss as of September 30, 2005 represents an other-than temporary impairment. The unrealized losses relate primarily to securities issued by the U.S. treasury and the Federal Home Loan Mortgage Corporation (FHLMC). These unrealized losses are primarily attributable to changes in interest rates and individually were 3% or less of their respective amortized cost basis. The Corporation has both the intent and ability to hold these securities for a time necessary to recover the amortized cost.

Available-for-Sale Securities
                                         Less than 6 months                  Greater than 6 months
                                   In an unrealized loss position       In an unrealized loss position
                                ------------------------------------ -----------------------------------
                                                                                                           Total          Total
                                 Unrealized    Number                Unrealized    Number                Unrealized     Estimated
                                    Loss         of      Estimated      Loss         of      Estimated      Loss           Fair
                                   Amount    Securities  Fair Value    Amount    Securities  Fair Value    Amount         Value
                                -----------------------------------  -------------------------------------------------------------
Investment securities:
      U.S. treasury securities  $        --      --      $       --  $     5,792       3     $ 1,498,985  $     5,792  $ 1,498,985
      U. S. government agencies          --      --              --    1,150,899       4      68,849,101    1,150,899   68,849,101
                                ----------------------------------------------------------------------------------------------------
Total                           $        --      --      $       --  $ 1,156,691       7     $70,348,086  $ 1,156,691  $70,348,086
                                ====================================================================================================


Held to Maturity Securities
                                         Less than 6 months                  Greater than 6 months
                                   In an unrealized loss position       In an unrealized loss position
                                ------------------------------------ -----------------------------------
                                                                                                           Total          Total
                                 Unrealized    Number                Unrealized    Number                Unrealized     Estimated
                                    Loss         of      Estimated      Loss         of      Estimated      Loss           Fair
                                   Amount    Securities  Fair Value    Amount    Securities  Fair Value    Amount         Value
                                -----------------------------------  -------------------------------------------------------------

Investment securities:
  Collateralized mortgage
    obligations                 $        --      --      $       --  $1,345,269       3      $47,170,086  $1,345,269   $47,170,086
  Municipals                    $    47,459       7      $3,875,740  $       --      --      $        --  $   47,459   $ 3,875,740
  Other securities              $        --      --      $       --  $      699       3      $    74,301  $      699   $    74,301
                                --------------------------------------------------------------------------------------------------
Total                           $    47,459       7      $3,875,740  $1,345,968       6      $47,244,387  $1,393,427   $51,120,127
                                ==================================================================================================

                                  Note 4: Loans
Loans consist of the following:

                                                           September 30, 2005     December 31, 2004
                                                         ------------------------------------------
Residential loans secured by real estate                       $241,751,162          $243,717,433
Commercial loans secured by real estate                         133,602,440           127,772,683
Other commercial and industrial loans                           253,133,831           235,704,551
Loans to individuals for household, family, and other
    consumer expenditures                                        48,202,746            49,257,902
                                                         -------------------------------------------
Total loans                                                     676,690,179           656,452,569
    Less allowance for loan losses                               (7,722,261)           (7,795,803)
                                                         -------------------------------------------
    Total loans, net                                           $668,967,918          $648,656,766
                                                         ===========================================

Activity in the allowance for loan losses was as follows:

                                                           September 30, 2005     September 30, 2004
                                                         -------------------------------------------
Beginning balance                                              $ 7,795,803           $ 8,029,596
Loans charged off (net)                                         (1,558,542)           (1,475,899)
Provision for loan losses                                        1,485,000               930,000
                                                         -------------------------------------------
Ending balance                                                 $ 7,722,261           $ 7,483,697
                                                         ===========================================


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

Under the terms of the agreement, there are various interest rate options available. Each floating rate option is available for a fixed term of 1-3 months. The Bank is currently paying Adjusted 3-month LIBOR plus 2.0% which equates to 5.87 %. Interest payments are due at the expiration of the fixed term option.

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

                                                  September 30, 2005                       December 31, 2004
----------------------------------------------------------------------------------------------------------------------------
                                                                     Net Ineffective                         Net Ineffective
                                                         Derivative    Hedge Gains    Notional   Derivative    Hedge Gains
                                        Notional Amount  Liability       (Losses)      Amount    Liability      (Losses)
------------------------------------------------------------------------------------  --------------------------------------
Cash Flow Hedge
   Overnight Federal Funds Sold
      Receive fixed interest rate swap   $ 20,000,000    $ 545,090       $    --    $20,000,000  $ 377,804      $     --


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

During the third quarter of 2005 five officers of the Corporation exercised options to purchase 7,831 commons stock shares in aggregate. The weighted average exercised price was $16.36 and the weighted average fair market value of the stock was $38.42.

Due to the exercise of these options for the nine months ended September 30, 2005, the Corporation will receive a deduction for tax purposes for the difference between the fair value of the stock at the date of exercise and the exercise price. In accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock-Based Compensation," (APB 25) the Corporation has recorded the income tax benefit of $173,279 as additional paid in capital for the nine months period ended September 30, 2005.

                           Note 8: Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                     Three months ended                   Nine months ended
                                                                         September 30,                        September 30,
                                                                    2005               2004              2005              2004
                                                                    ----               ----              ----              ----
Basic average shares outstanding                               2,299,611          2,308,456         2,301,184         2,301,812
                                                            =============     ==============    ==============    ==============

Net income                                                    $1,665,021         $1,474,030        $4,582,399        $4,045,021
                                                            =============     ==============    ==============    ==============

Basic net income per common share                                  $0.72              $0.64             $1.99             $1.76
                                                            =============     ==============    ==============    ==============

Diluted
     Average shares outstanding                                2,299,611          2,308,456         2,301,184         2,301,812
     Nonvested restricted stock                                   26,820             29,160            26,820            29,160
     Common stock equivalents
        Net effect of the assumed exercise of stock options       60,505             59,911            60,505            59,911
                                                            -------------     --------------    --------------    --------------
Diluted average shares                                         2,386,936          2,397,527         2,388,509         2,390,883
                                                            =============     ==============    ==============    ==============

Net income                                                    $1,665,021         $1,474,030        $4,582,399        $4,045,021
                                                            =============     ==============    ==============    ==============

Diluted net income per common share                                $0.70              $0.61             $1.92             $1.69
                                                            =============     ==============    ==============    ==============

                          Note 9: Comprehensive Income

The following is a summary of activity in accumulated other comprehensive income:

                                                              Three months Ended                 Nine months ended
                                                                 September 30,                     September 30,
                                                             2005             2004             2005             2004
                                                         --------------------------------------------------------------
Accumulated unrealized gains on securities available
for sale at beginning of period, net of tax              $  (580,371)     $  (581,381)     $  (401,367)     $    11,078
Net unrealized gains (losses) for period                    (195,637)         723,585         (492,050)        (264,736)
   Tax benefit (expense)                                      77,492         (286,612)         194,901          109,250
                                                         --------------------------------------------------------------
Ending other comprehensive loss at end of period,
net of tax                                               $  (698,516)     $  (144,408)     $  (698,516)     $  (144,408)
                                                         ==============================================================


Accumulated unrealized gains on swap at beginning
of period, net of tax                                    $  (266,354)     $  (253,865)     $  (228,156)     $        --
Net unrealized gains (losses) for period                    (104,034)         179,205         (167,286)        (241,171)
   Tax benefit (expense)                                      41,208          (70,983)          66,262           95,528
                                                         --------------------------------------------------------------
Ending other comprehensive loss at end of period,
net of tax                                               $  (329,180)     $  (145,643)     $  (329,180)     $  (145,643)
                                                         ==============================================================


Accumulated other comprehensive income at
beginning of period, net of tax                          $  (846,725)     $  (835,246)     $  (629,523)     $    11,078
Other comprehensive income (loss), net of tax               (180,971)         545,195         (398,173)        (301,129)
                                                         --------------------------------------------------------------
Accumulated other comprehensive income at end of
period, net of tax                                       $(1,027,696)     $  (290,051)     $(1,027,696)     $  (290,051)
                                                         ==============================================================


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

                                                          Three months ended         Nine months ended
                                                             September 30,             September 30,
                                                          2005         2004         2005         2004
                                                       ----------   ----------   ----------   ----------
Net income, as reported                                $1,665,021   $1,474,030   $4,582,399   $4,045,021

Add:  stock-based compensation expense, net of             39,087       38,282      119,765      142,510
     related taxes
Less:  total stock-based compensation expense             (70,941)     (74,168)    (219,335)    (286,913)
     determined under fair-value based method, net
     of taxes
                                                       ----------   ----------   ----------   ----------
Pro forma net income                                   $1,633,167   $1,438,144   $4,482,829   $3,900,618
                                                       ==========   ==========   ==========   ==========


Earnings per share:
     Basic, as reported                                $     0.72   $     0.64   $     1.99   $     1.76
     Basic, pro forma                                  $     0.71   $     0.62   $     1.95   $     1.69

     Diluted, as reported                              $     0.70   $     0.61   $     1.92   $     1.69
     Diluted, pro forma                                $     0.68   $     0.60   $     1.88   $     1.63


                     Note 11: Commitments and Contingencies


Off-balance sheet financial instruments or obligations whose contractual amounts represent credit risk as of September 30, 2005 and December 31, 2004 are as follows:

                                   September 30, 2005       December 31, 2004
                                   ------------------       -----------------

Commercial credit lines                $184,148,513            $181,996,327
Revolving home equity and
   credit card lines                     80,927,388              82,362,909
Standby letters of credit                14,097,319              13,538,965
Other loans                               2,813,807               2,811,446
                                   -----------------------------------------
                                       $281,987,027            $280,709,647
                                   =========================================


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

In September 2005, the Securities and Exchange Commission (SEC) voted to extend for an additional one year the compliance dates regarding its internal control reporting requirements rules for companies that are not accelerated filers. Under the new compliance schedule, a company that is not an accelerated filer, including a foreign private issuer that is not an accelerated filer, will begin to be required to comply with the Section 404 requirements for its first fiscal year ending on or after July 15, 2007.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation


Corporation Overview:


The National Bank of Indianapolis Corporation (the "Corporation") is a one-bank holding company formed in 1993 which owns all of the outstanding stock of The National Bank of Indianapolis (the "Bank"). The Bank, a national banking association, was formed in 1993 and is headquartered in Indianapolis, Indiana. The primary business activity of the Corporation is providing financial services through the Bank's nine banking offices in Marion, Johnson and Hamilton County, Indiana.

The primary source of the Corporation's revenue is net interest income from loans and deposits, and fees from financial services provided to customers. Overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace tend to influence business volumes.

The Corporation recorded net income of $4,582,399 or $1.92 per diluted share for the nine month period ending September 30, 2005 compared to $4,045,021 or $1.69 per diluted share for the nine month period ending September 30, 2004.

A new Bank office located at 106th and Michigan Road opened for business during the first quarter of 2005. The Corporation believes the location is excellent for customer convenience and visibility, and the initial growth is ahead of plan. The Corporation has upgraded the Greenwood Bank Office to a full-size, freestanding building. The Greenwood area is a highly competitive market with an excellent target client base and the Corporation wishes to be fully competitive.

The risks and challenges that management believes will be important for the remainder of 2005 are price competition for loans and deposits by new market entrants as well as established competitors.


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

Mortgage Servicing Assets
Mortgage servicing assets are recorded in connection with the Bank's sales of mortgage loans and are classified in other assets. The mortgage servicing asset is established and accounted for based on discounted cash flow modeling techniques which require management to make estimates regarding the amount and timing of expected future cash flows, including assumptions about loan repayment rates, credit loss experience, and costs to service, as well as discount rates that consider the risk involved. Because the values of these assets are sensitive to changes in assumptions, the valuation of the mortgage servicing asset is considered a critical accounting estimate.


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


Nine months ended September 30, 2005 compared to the Nine months ended September 30, 2004:

The Corporation's results of operations depend primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. The Corporation had net interest income of $22,143,844, for the nine months ended September 30, 2005 compared to net interest income of $18,504,318 for the nine months ended September 30, 2004. This growth in net interest income was primarily the result of earning asset growth and a wider spread between the yield earned on loans and the yield paid on deposits due to higher short-term interest rates in 2005 compared to the same period the previous year. Overall loan growth increased $62,000,000 for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Loan growth has been more robust in 2005 compared to the same period the previous year.

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

The provision for loan losses was $1,485,000 for the nine months ended September 30, 2005 compared to a $930,000 provision for loan losses for the nine months ended September 30, 2004. The increase in the provision for loan losses for the nine months ended September 30, 2005 over the same period of the previous year is due to the increase in commercial loan charge offs. These charge offs relate to specific commercial loans and management does not believe that this is indicative of systematic problems within the loan portfolio. Based on management's risk assessment and evaluation of the probable losses of the loan portfolio, management believes that the current allowance for loan losses is adequate to provide for probable losses in the loan portfolio.

The following table sets forth activity in the allowance for loan losses:

                                                  Nine months ended
                                                     September 30,
                                                  2005                2004
                                          -------------       -------------
Beginning of Period                        $ 7,795,803         $ 8,029,596
         Provision for loan losses           1,485,000             930,000

         Losses charged to the reserve

                Commercial                   1,317,124           1,117,913
                Real Estate                    328,515             273,966
                Installment                          -              93,689
                Credit Cards                    42,691              33,236
                Other                            4,520                   -
                                          -------------       -------------
                                             1,692,850           1,518,804

         Recoveries
                Commercial                     107,910              11,898
                Real Estate                     26,000              26,836
                Installment                        398               2,121
                Credit Cards                         -               2,050
                                          ---------------------------------
                                               134,308              42,905

                                          -------------       -------------
End of Period                              $ 7,722,261         $ 7,483,697
                                          =============       =============

Allowance as a % of Loans                        1.14%               1.18%


Loans past due over 30 days totaled $6,854,000, or 1.01% of total loans at September 30, 2005 compared to $4,238,181 or .67% of total loans at September 30, 2004.

Loans are considered to be impaired if the contractual principal and interest payment is greater than 90 days past due and/or the outstanding balance is not accruing interest. At September 30, 2005 thirty-seven loans with a combined balance of $2,164,156 were considered to be impaired. At September 30, 2004, thirty six loans with a combined balance of $3,619,837 were considered to be impaired.

At September 30, 2005 and 2004 there were approximately $10,000 and $14,000 of loans greater than 90 days and still accruing interest.

Other Operating Income
----------------------
The following table details the components of other operating income:

                                                       Nine months ended
                                                          September 30                $           %
                                                     2005             2004         Change      Change
                                              ---------------------------------------------------------
Wealth management fees                             2,220,849        1,820,543      400,306       22.0%
Rental income                                        342,586          370,569      (27,983)      -7.6%
Service charges and fees on deposit accounts       1,393,500        1,646,582     (253,082)     -15.4%
Mortgage banking income                              325,567          399,893      (74,326)     -18.6%
Interchange income                                   492,822          435,752       57,070       13.1%
Net loss on securities                                     -          (83,739)      83,739     -100.0%
Other                                                818,438          792,096       26,342        3.3%
                                              ---------------------------------------------------------
Total operating income                             5,593,762        5,381,696      212,066        3.9%
                                              ---------------------------------------------------------


Other operating income for the nine months ended September 30, 2005 increased as compared to the nine months ended September 30, 2004.

Wealth management fees increased for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The net increase in wealth management fees is attributable to the overall price appreciation in the stock and treasury markets and an increase in assets under management.

Rental income from the other tenants in the Corporation's main office building decreased for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 due to fewer tenants in the building in 2005 compared to the same period the previous year and the Corporation occupying more space in the building.

Service charges and fees on deposit accounts decreased for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 and is attributable to lower overdraft and NSF fees assessed. Also, contributing to the decrease was an increase in the earnings credit rate paid on business demand deposits which decreases the service charges assessed.

During the nine months ended September 30, 2005, long term interest rates remained low. The Corporation had an opportunity to sell some lower yielding mortgage loans to better position the portfolio and produce an overall higher yield. The loans were sold at a net loss during the first quarter of 2005 which reduced the overall gain for the nine months ended September 30, 2005, thus reducing mortgage banking income.

Interchange income increased for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The increase is attributable to higher transaction volumes for debit and credit cards in 2005 compared to the same period the previous year.

During the first quarter of 2004, a net loss on the sale of two available for sale securities was recorded. The securities were replaced with higher yielding investments to place the portfolio in a better position during a period of rising interest rates. During the nine month period ending September 30, 2005, there were no sales of securities.

Other Operating Expenses
------------------------
The following table details the components of other operating expense:

                                                      Nine months ended
                                                         September 30             $          %
                                                     2005          2004        Change     Change
                                                -------------------------------------------------
Salaries, wages and employee benefits             11,086,407    10,277,260     809,147      7.9%
Occupancy                                          1,280,721     1,061,515     219,206     20.7%
Furniture and equipment                              641,890       618,155      23,735      3.8%
Professional services                              1,039,310       878,648     160,662     18.3%
Data processing                                    1,164,782     1,082,229      82,553      7.6%
Business development                                 891,276       768,400     122,876     16.0%
Mortgage servicing rights impairment recoveries      (65,337)     (157,499)     92,162    -58.5%
Other                                              2,740,136     2,346,770     393,366     16.8%
                                                -------------------------------------------------
Total other operating expenses                    18,779,185    16,875,478   1,903,707     11.3%
                                                -------------------------------------------------


Other operating expenses for the nine months ended September 30, 2005 increased as compared to the nine months ended September 30, 2004.

Salaries, wages and employee benefits increased for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The increase is due to an increase in full-time equivalent employees, annual merit increases for many employees, increased FICA expense related to the cliff vesting of restricted stock for officers of the Bank, an increase in assessed state unemployment tax assessment, employee relations, and training expense.

Occupancy expense increased for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. This is due to the opening of a new banking center location at 106th Street and Michigan Road in late January 2005.

Professional services expense increased for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 due to increased advertising agency fees, courier services, and accounting fees related to the implementation of the Sarbanes-Oxley Act of 2002.

Data processing expenses increased for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 primarily due to increased service bureau fees relating to increased transaction activity by the Bank and the wealth management department.

Business development expenses increased for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 due to increased advertising, public relations costs, and customer promotions/premium items.

As of December 2004, a valuation reserve of $350,136 was recorded for mortgage servicing rights. The Corporation decreased the valuation reserve during the nine month period ending September 30, 2005 due to decreasing prepayment speeds on the underlying mortgage loans as a result of the increase in long term interest rates.

Federal and State Income Tax

Federal and state income tax was $2,891,022 for the nine months ended September 30, 2005 for an effective tax rate of 38.7% compared to $2,035,515 for the nine months ended September 30, 2004 for an effective tax rate of 33.5%. The increase in effective tax rate is due to tax credits recorded in 2004 as a result of amending state tax returns.


AVERAGE EARNING ASSETS
The following table is a summary of the daily average of earning assets:

                                               Nine months ended
                                                  September 30,                     $                  %
                                            2005                2004             Change             Change
                                      ----------------------------------------------------------------------
Loans
        Commercial                     $ 375,700,000       $ 322,800,000       $ 52,900,000           16.4%
        Real Estate - Commercial         127,000,000         119,700,000       $  7,300,000            6.1%
        Real Estate - Residential        154,500,000         148,900,000       $  5,600,000            3.8%
        Other                              8,800,000          12,400,000       $ (3,600,000)         -29.0%
                                      ----------------------------------------------------------------------
             Total loans                 666,000,000         603,800,000         62,200,000           10.3%

Investments                              191,600,000         156,800,000         34,800,000           22.2%
Federal Funds Sold                        42,200,000          42,000,000            200,000            0.5%
Reverse Repurchase Agreements              5,000,000          10,600,000         (5,600,000)         -52.8%

                                      ----------------------------------------------------------------------
Total Earning Assets                   $ 904,800,000       $ 813,200,000       $ 91,600,000           11.3%
                                      ======================================================================

AVERAGE INTEREST BEARING LIABILITIES AND FUNDING
The following table is a summary of the daily average of interest bearing liabilities and funding:

                                                          September 30,                     $               %
                                                    2005                2004             Change          Change
                                             --------------------------------------------------------------------
Noninterest bearing deposits                   $ 159,700,000       $ 147,900,000      $ 11,800,000          8.0%
Interest bearing deposits                        621,800,000         534,800,000      $ 87,000,000         16.3%
                                             --------------------------------------------------------------------
       Total core deposits                       781,500,000         682,700,000        98,800,000         14.5%

Security repurchase agreements                    63,900,000          72,500,000        (8,600,000)       -11.9%
FHLB advances                                     30,900,000          35,000,000        (4,100,000)       -11.7%
Subordinated debt                                  5,000,000           3,700,000         1,300,000         35.1%
Long-term debt                                    13,900,000          13,900,000                 -          0.0%
Shareholders' equity                              50,500,000          53,900,000        (3,400,000)        -6.3%
                                             --------------------------------------------------------------------
       Total funding                           $ 945,700,000       $ 861,700,000      $ 84,000,000          9.7%
                                             ====================================================================

                                             --------------------------------------------------------------------
Total interest bearing liabilities             $ 735,500,000       $ 659,900,000      $ 75,600,000         11.5%
                                             --------------------------------------------------------------------

       Total interest expense (annualized)/
       Total interest bearing liabilities               2.7%                1.9%

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


The Corporation has many sources of funds available, they include: overnight federal funds sold, investments available for sale, maturity of investments held for sale, deposits, Federal Home Loan Bank ("FHLB") advances, and issuance of debt. Funding sources did not change significantly during the first nine months of 2005. Deposits are the most significant funding source and loans are the most significant use of funds for the nine months ended September 30, 2005 and 2004. The Corporation maintains a $5,000,000 revolving credit agreement with Harris Trust and Savings Bank to provide additional liquidity support to the Bank, if needed. There were no borrowings under this agreement at September 30, 2005 or 2004.

Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as available for sale, and maturing loans. Federal funds sold represented the Corporation's primary source of immediate liquidity and were maintained at a level adequate to meet immediate needs. Federal funds sold averaged approximately $42,200,000 for the nine months ended September 30, 2005, and $42,000,000 for the nine months ended September 30, 2004. Reverse repurchase agreements may serve as a source of liquidity, but are primarily used as collateral for customer balances in overnight repurchase agreements. Maturities in the Corporation's loan and investment portfolios are monitored regularly to manage the maturity dates of deposits to coincide with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.


The Corporation's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation's liquidity position.

The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At September 30, 2005, the Corporation's rate sensitive liabilities exceeded rate sensitive assets due within one year by $23,062,000.

As part of managing liquidity, the Corporation monitors its loan to deposit ratio on a daily basis. At September 30, 2005 the ratio was 86.7 percent.

The Corporation experienced an increase in cash and cash equivalents, another primary source of liquidity, of $40,920,090 during the first nine months of 2005. Deposit growth provided net cash of $87,185,084. Investments provided net cash of $18,792,881, federal funds sold used net cash of $14,855,830, and lending activities used $37,745,661.

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

The Corporation maintains a Revolving Credit Agreement with Harris Trust and Savings Bank in the amount of $5,000,000 that will mature September 30, 2006. As of September 30, 2005, there were no amounts outstanding under this Revolving Credit Agreement.

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

Under the terms of the agreement, there are many different interest rate options available. Each floating rate option is available for a fixed term of 1-3 months. The Bank is currently paying Adjusted 3-month LIBOR plus 2.0% which equates to 5.87%. Interest payments are due at the expiration of the fixed term option.

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

                    $27,000,000
                    ===========

The Bank may add indebtedness of this nature in the future if determined to be in the best interest of the Bank.

Capital for the Bank is at or above the well-capitalized regulatory requirements at September 30, 2005. Pertinent capital ratios for the Bank as of September 30, 2005 are as follows:

                                                       Well      Adequately
                                     Actual     Capitalized     Capitalized
                                     ------     -----------     -----------

Tier 1 risk-based capital ratio        8.7%            6.0%            4.0%
Total risk-based capital ratio        10.5%           10.0%            8.0%
Leverage ratio                         6.4%            5.0%            4.0%

Dividends from the Bank to the Corporation may not exceed the undivided profits of the Bank (included in consolidated retained earnings) without prior approval of a federal regulatory agency. In addition, Federal banking laws limit the amount of loans the Bank may make to the Corporation, subject to certain collateral requirements. The Bank declared and made a $975,000 dividend to the Corporation during the nine months ended September 30, 2005 and declared and made a $1,000,000 dividend to the Corporation during the nine months ended September 2004. No loans from the Bank to the Corporation were made during the nine months ended September 30, 2005 or 2004.

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

At September 30, 2005, the interest rate risk position of the Corporation was liability sensitive. Maintaining a liability sensitive interest rate risk position means that net income should decrease as rates rise and increase as rates fall.

See further discussion liquidity and interest rate sensitivity on pages 22 - 23 of this report.

There have been no material changes in the quantitative analysis used by the Corporation since filing the 2004 Form 10-K; for further discussion of the quantitative analysis used by the Corporation refer to page 42 of the 2004 Form 10-K filed on March 29, 2005.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Corporation's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2005, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures as of September 30, 2005 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.


Changes in Internal Control. There have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

Part II - Other Information.

Item 1.   Legal Proceedings

          Neither The Corporation nor its subsidiaries are involved in any pending legal proceedings at this time, other than routine litigation incidental to their business.


Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

          (a) On July 21, 2005 the Corporation sold a total of 1,200 shares of common stock for the aggregate amount of $16,800 to one officer of the Corporation pursuant to the exercise of stock options by the officer.

               On August 12, 2005 the Corporation sold a total of 2,000 shares of common stock for the aggregate amount of $38,000 to one officer of the Corporation pursuant to the exercise of stock options by the officer.

               On August 17, 2005 the Corporation sold a total of 1,200 shares of common stock for the aggregate amount of $22,800 to one officer of the Corporation pursuant to the exercise of stock options by the officer.

               On August 31, 2005 the Corporation sold a total of 431 shares of common stock for the aggregate amount of $11,853 to one officer of the Corporation pursuant to the exercise of stock options by the officer.

               On September 27, 2005 the Corporation sold a total of 3,000 shares of common stock for the aggregate amount of $38,670 to one officer of the Corporation pursuant to the exercise of stock options by the officer.


               All of these shares were sold in private placements pursuant to
               Section 4(2) of the Securities Act of 1933.

               (b)  Not applicable.

               (c) The following table sets forth the issuer repurchases of equity securities that are registered by the Corporation pursuant to Section 12 of the 1934 Act during the third quarter of 2005:

Issuer Purchases of Equity Securities.
--------------------------------------

---------------------------------------------------------------------------------------------------------
                                                                                    Maximum Number (or
                                                                Total Number of     Approximate Dollar
                       Total Number of                          Shares Purchased    Value) of Shares
Period                 Shares Purchased                         as Part of          that May Yet Be
                       during 3rd quarter  Average Price Paid   Publicly Announced  Purchased Under the
                       2005                per Share            Plans or Programs** Plans or Programs
---------------------------------------------------------------------------------------------------------
07/01/05 -
07/31/05                      1,800              $37.937               1,800             $3,317,632
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
08/01/05 -
08/31/05                      4,513              $38.154               4,513             $3,145,443
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
09/01/05 -
09/30/05                      3,000               $38.77               3,000             $3,029,133
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
Total                         9,313                  *                 9,313
---------------------------------------------------------------------------------------------------------

* The weighted average price per share for the period July 2005 through September 2005 was $38.31.
** All shares repurchased by the Corporation during 2005 were completed pursuant to Program One and Program Two.

          In January 2003, the Board of Directors of the Corporation authorized a repurchase program entitled "Program One" and "Program Two". Program One covers employees and directors and is effective through December 2005 unless terminated earlier by the Board. Under Program One, the Corporation may spend up to $5,500,000 in individually negotiated transactions to repurchase its shares from employees and directors who wish to sell their stock. Program One was initially disclosed in the September 30, 2003 Form 10-Q. Program Two covers all other shareholders and was initially due to expire December 2004 unless terminated earlier by the Board. During the fourth quarter of 2004, the Board of Directors authorized the extension of Program Two until December 2005 unless terminated earlier by the Board of Directors. Under Program Two, the Corporation may spend up to $7,600,000 in individually negotiated transactions to repurchase its shares from shareholders who wish to sell. On June 3, 2003, a letter was sent to all shareholders announcing the Board's authorization of Program Two. Neither plan was terminated during the nine month period ending September 30, 2005.


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

          10(g) Schedule of Executive Officers Compensation Arrangements, as amended, filed as Exhibit 10(g) to the Form 8-K filed on July 29, 2005 is incorporated by reference

          10(h) The National Bank of Indianapolis Corporation 2005 Equity
                Incentive Plan, filed as Exhibit 10(h) to the Corporation's Form 10-Q as of June 30, 2005 is incorporated by reference

          10(i) Form of Restricted Stock Award Agreement for The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan filed as
                Exhibit 10(i) to the Corporation's Form 10-Q as of June 30, 2005 is incorporated by reference

          10(j) Form of Stock Option Award Agreement for The National Bank of
                Indianapolis Corporation 2005 Equity Incentive Plan filed as
                Exhibit 10(j) to the Corporation's Form 10-Q as of June 30, 2005 is incorporated by reference

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




                           Date:  November 10, 2005


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

10(f) Schedule of Directors Compensation Arrangements, filed as Exhibit 10(f) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

10(g) Schedule of Executive Officers Compensation Arrangements, as amended, filed as Exhibit 10(g) to the Form 8-K filed on July 29, 2005, is incorporated by reference

10(h) The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10(h) to the Corporation's Form 10-Q as of June 30, 2005 is incorporated by reference

10(i) Form of Restricted Stock Award Agreement for The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as
               Exhibit 10(i) to the Corporation's Form 10-Q as of June 30, 2005 is incorporated by reference

10(j) Form of Stock Option Award Agreement for The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as
               Exhibit 10(j) to the Corporation's Form 10-Q as of June 30, 2005 is incorporated by reference

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