Form 10-K
period 2005-12-31
NATIONAL BANK OF INDIANAPOLIS CORP
filed 2006-03-28
CIK 912382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

        [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [X]

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $58,578,318. The number of shares of the registrant's Common Stock outstanding March 24, 2006 was 2,299,649.

                       DOCUMENTS INCORPORATED BY REFERENCE


The information required by Part III of this Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the Registrant's definitive proxy statement to be filed in connection with the annual meeting of shareholders to be held on June 15, 2006.

                                    Form 10-K Cross Reference Index

                                                                                          Page
PART I
Item 1.           Business                                                                   1

Item 1A.          Risk Factors                                                              13

Item 1B.          Unresolved Staff Comments                                                 16

Item 2.           Properties                                                                16

Item 3.           Legal Proceedings                                                         17

Item 4.           Submission of Matters to a Vote of Security Holders                       17

PART II

Item 5.           Market for Registrant's Common Equity,
                  Related Stockholder Matters and Issuer Purchases of Equity Securities     18

Item 6.           Selected Financial Data                                                   20

Item 7.           Management's Discussion and Analysis of Financial Condition               21
                  and Results of Operations

Item 7A.          Quantitative and Qualitative Disclosures about Market Risk                46

Item 8.           Financial Statements and Supplementary Data                               47

Item 9.           Changes In and Disagreements With Accountants on Accounting               88
                  and Financial Disclosure

Item 9A.          Controls and Procedures                                                   88

Item 9B.          Other Information                                                         89

PART III

Item 10.          Directors and Executive Officers of the Registrant                        90

Item 11.          Executive Compensation                                                    90

Item 12.          Security Ownership of Certain Beneficial Owners and Management
                  and Related Stockholder Matters                                           90

Item 13.          Certain Relationships and Related Transactions                            90

Item 14.          Principal Accounting Fees and Services                                    90

PART IV

Item 15.          Exhibits and Financial Statement Schedules                                91

Signatures                                                                                  94

PART I

Item 1.  Business
-----------------

         The Corporation. The National Bank of Indianapolis Corporation (the "Corporation") was formed as an Indiana corporation on January 29, 1993, for the purpose of forming a banking institution in the Indianapolis, Indiana metropolitan area and holding all of the shares of common stock of such banking institution. The Corporation formed a national banking association named "The National Bank of Indianapolis" (the "Bank") as a wholly-owned subsidiary.

         The Bank was officially chartered by the OCC on December 8, 1993 and opened for business to the public on December 21, 1993. The Bank's deposits are insured by the FDIC. The Bank currently conducts its business through nine offices, including its downtown headquarters located at 107 North Pennsylvania Street in Indianapolis, and its neighborhood bank offices located at 84th Street and Ditch Road in northwestern Marion County; 82nd Street and Bash Road in northeastern Marion County; the Chamber of Commerce Building and AUL Office Complex in downtown Indianapolis; 49th Street and North Pennsylvania Street in northern Marion County; Keystone Avenue and East Carmel Drive in Hamilton County; 106th Street and Michigan Road in Hamilton County; and Smith Valley Road and S.R. 135 in Johnson County.

         The Bank provides a full range of deposit, credit, and money management services to its targeted market, which is small to medium size businesses, affluent executive and professional individuals, and not-for-profit organizations and has full trust powers.

         Management initially sought to position the Bank to capitalize on the customer disruption, dissatisfaction, and turn-over which it believed has resulted from the acquisition of the three largest commercial banks located in Indianapolis by out-of-state holding companies. Management is now focused on serving the local markets with an organization which is not owned by an out-of-state company whose decisions are made locally. On December 31, 2005, the Corporation had consolidated total assets of $928 million and total deposits of $774 million.

         Management believes that the key ingredients in the growth of the Bank have been a well-executed business plan, an experienced Board of Directors and management team and a seasoned group of bank employees. The basic strategy of the Bank continues to emphasize the delivery of highly personalized services to the target client base with an emphasis on quick response and financial expertise.

         Business Plan Overview. The business plan of the Bank is based on being a strong, locally owned bank providing superior service to a defined group of customers, which are primarily corporations with annual sales under $50 million, executives, professionals, and not-for-profit organizations. The Bank provides highly personalized banking services with an emphasis on knowledge of the particular financial needs and objectives of its clients and quick response to customer requests. Because the management of the Bank is located in Indianapolis, all credit and related decisions are made locally, thereby facilitating prompt response. The Bank emphasizes both highly personalized service at the customer's convenience and non-traditional delivery services that do not require customers to frequent the Bank. This personal contact has become a trademark of the Bank and a key means of differentiating the Bank from other financial service providers.

         The Bank offers a broad range of deposit services typically available from most banks and savings associations, including interest and non-interest bearing checking accounts, savings and other kinds of deposits of various types (ranging from daily money market accounts to longer term certificates of deposit). The Bank also offers a full range of credit services, including commercial loans (such as lines of credit, term loans, refinancings, etc.), personal lines of credit, direct installment consumer loans, credit card loans, residential mortgage loans, construction loans, and letters of credit. In addition, the Bank offers full Wealth Management services.

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

         The residential mortgage lending area of the Bank offers conforming, jumbo, portfolio, and CRA mortgage products. The Bank utilizes secondary market channels it has developed for sale of those mortgage products described above. Secondary market channels include FNMA, as well as private investors identified through wholesale entities. Consumer lending is directed to executive and professional clients through residential mortgages, credit cards, and personal lines of credit to include home equity loans.

         The Market. The Bank derives a substantial proportion of its business from the Indianapolis Metropolitan Statistical Area ("MSA"), Indiana area. Indianapolis has been ranked by a number of national publications as a "top" Midwestern city.

         Competition. The Bank's service area is highly competitive. There are numerous financial institutions operating in the Indianapolis MSA marketplace, which provide strong competition to the Bank. In addition to the challenge of attracting and retaining customers for traditional banking services offered by commercial bank competitors, significant competition also comes from savings and loans associations, credit unions, finance companies, insurance companies, mortgage companies, securities and brokerage firms, money market mutual funds, loan production offices, and other providers of financial services in the area. These competitors, with focused products targeted at highly profitable customer segments, compete across geographic boundaries and provide customers increasing access to meaningful alternatives to banking services in nearly all significant products. The increasingly competitive environment is a result primarily of changes in regulations, changes in technology, product delivery systems and the accelerating pace of consolidation among financial service providers. These competitive trends are likely to continue. The Bank's ability to maintain its history of strong financial performance will depend in part on the Bank's ability over time to expand its scope of available financial services as needed to meet the needs and demands of its customers. The Bank competes in this marketplace primarily on the basis of highly personalized service, responsive decision making, and competitive pricing.

         Employees. The Corporation and the Bank has 211 employees, of which 201 are full-time equivalent employees. The Bank has employed persons with substantial experience in the Indianapolis MSA banking market. The average banking experience level for all Bank employees is in excess of 13 years.

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

         Certain regulatory capital ratios for the Corporation as of December 31, 2005 are shown below:

              Tier 1 Capital to Risk-Weighted Assets                    9.3%
              Total Risk Based Capital to Risk-Weighted Assets         11.2%
              Tier 1 Leverage Ratio                                     6.8%

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

         The Bank

         General Regulatory Supervision. The Bank is a national bank organized under the laws of the United States of America and is subject to the supervision of the OCC, whose examiners conduct periodic examinations of national banks. The Bank must undergo regular on-site examinations by the OCC and must submit quarterly and annual reports to the OCC concerning its activities and financial condition.
         The deposits of the Bank are insured by the Bank Insurance Fund ("BIF") administered by the FDIC and are subject to the FDIC's rules and regulations respecting the insurance of deposits. See "--Deposit Insurance."

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

         Deposit Insurance. Deposits in the Bank are insured by the FDIC up to a maximum amount, which is generally $100,000 per depositor subject to aggregation rules. The Bank is subject to deposit insurance assessment by the FDIC pursuant to its regulations establishing a risk-related deposit insurance assessment system, based upon the institution's capital levels and risk profile. The Bank is also subject to assessment for the Financial Corporation ("FICO") to service the interest on its bond obligations. The amount assessed on individual institutions, including the Bank, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. Increases in deposit insurance premiums or changes in risk classification will increase the Bank's cost of funds, and it may not be able to pass these costs on to its customers. The Bank is not currently paying deposit insurance premiums to the FDIC, but was required to pay $24,315 for the FICO assessment for the first quarter in 2006.

         Transactions with Affiliates and Insiders. The Bank is subject to limitations on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and insiders on the amount of advances to third parties collateralized by the securities or obligations of affiliates. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets. The Bank is also prohibited from engaging in certain transactions with certain affiliates and insiders unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

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

         Community Reinvestment Act. The Community Reinvestment Act requires that the OCC evaluate the records of the Bank in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could result in the imposition of additional requirements and limitations on the Bank.

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

         Certain regulatory capital ratios under the OCC's risk-based capital guidelines for the Bank at December 31, 2005 are shown below:


         Tier 1 Capital to Risk-Weighted Assets......................  9.0%

         Total Risk-Based Capital to Risk-Weighted Assets............ 10.9%

         Tier 1 Leverage Ratio.......................................  6.8%


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

         The Bank is also subject to the "prompt corrective action" regulations, which implement a capital-based regulatory scheme designed to promote early intervention for troubled banks. This framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." As of December 31, 2005, the Bank was qualified as "well capitalized." It should be noted that a bank's capital category is determined solely for the purpose of applying the "prompt corrective action" regulations and that the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decrease, as it moves downward through the capital categories. Bank holding companies controlling financial institutions can be required to boost the institutions' capital and to partially guarantee the institutions' performance.

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

         USA Patriot Act. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act") is intended to strengthen the ability of U. S. Law Enforcement to combat terrorism on a variety of fronts. The potential impact of the USA Patriot Act on financial institutions is significant and wide-ranging. The USA Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all of the following matters, among others: money laundering and currency crimes, customer identification verification, cooperation among financial institutions, suspicious activities and currency transaction reporting.

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

         Interest and other charges collected or contracted by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank's loan operations are also subject to federal and state laws applicable to credit transactions, such as the:

         o Truth-In-Lending Act and state consumer protection laws governing disclosures of credit terms and prohibiting certain practices with regard to consumer borrowers;

         o Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

         o Equal Credit Opportunity Act and other fair lending laws, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

         o Fair Credit Reporting Act of 1978 and Fair and Accurate Credit Transactions Act of 2003, governing the use and provision of information to credit reporting agencies;

         o Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies; and rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

         The deposit operations of the Bank also are subject to the:

         o Customer Information Security Guidelines. The federal bank regulatory agencies have adopted final guidelines (the "Guidelines") for safeguarding confidential customer information. The Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors, to create a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information; protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer; and implement response programs for security breaches.

         o Electronic Funds Transfer Act, and Regulation E. The Electronic Funds Transfer Act, which is implemented by Regulation E, governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking service.

         o Gramm-Leach-Bliley Act, Fair and Accurate Credit Transactions Act. The Gramm-Leach-Bliley Act and the Fair and Accurate Credit Transactions Act and the implementing regulations govern consumer financial privacy, provide disclosure requirements and restrict the sharing of certain consumer financial information with other parties.

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

Available Information
---------------------

         The Corporation files annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements and other information with the Securities and Exchange Commission. Such reports, proxy statements and other information can be read and copied at the public reference facilities maintained by the Securities and Exchange Commission at the Public Reference Room, 100 F Street, NE, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains a web site (http://www.sec.gov) that contains reports, proxy and information. The Corporation's filings are also accessible at no cost on the Corporation's website at www.nbofi.com.

Item 1A. Risk Factors
---------------------

The Corporation Is Subject To Interest Rate Risk
------------------------------------------------

         Interest and fees on loans and securities, net of interest paid on deposits and borrowings, are a large part of the Corporation's net income. Interest rates are key drivers of the Corporation's net interest margin and subject to many factors beyond the control of management. As interest rates change, net interest income is affected. Rapid increases in interest rates in the future could result in interest expense increasing faster than interest income because of mismatches in financial instrument maturities. Further, substantially higher interest rates generally reduce loan demand and may result in slower loan growth. Decreases or increases in interest rates could have a negative effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore decrease net interest income.

The Corporation Is Subject To Lending Risk
------------------------------------------

         There are inherent risks associated with the Corporation's lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where the Corporation operates as well as those across Indiana and the United States. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. The Corporation is also subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject the Corporation to regulatory enforcement action that could result in the assessment of significant civil money penalties against the Corporation.

The Corporation's Allowance for  Loan Losses May Be Insufficient
----------------------------------------------------------------

         The Corporation maintains an allowance for possible loan losses, which is a reserve established through a provision for possible loan losses charged to expense, that represents management's best estimate of probable losses that have been incurred within the existing portfolio of loans. The level of the allowance reflects management's continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for possible loan losses inherently involves a high degree of subjectivity and requires the Corporation to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Corporation's control, may require an increase in the allowance for possible loan losses. In addition, bank regulatory agencies periodically review the Corporation's allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for possible loan losses, the Corporation will need additional provisions to increase the allowance for possible loan losses. Any increases in the allowance for possible loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Corporation's financial condition and results of operations.

The Corporation Operates In A Highly Competitive Industry And Market Area
-------------------------------------------------------------------------

         The Corporation faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors include banks and many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Corporation's competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Corporation can.

The Corporation's ability to compete successfully depends on a number of factors, including, among other things:

         o The ability to develop, maintain and build upon long-term customer relationships based on top quality service, and safe, sound assets.

         o        The ability to expand the Corporation's market position.

         o The scope, relevance and pricing of products and services offered to meet customer needs and demands.

         o The rate at which the Corporation introduces new products and services relative to its competitors.

         o        Customer satisfaction with the Corporation's level of service.

         o        Industry and general economic trends.

Failure to perform in any of these areas could significantly weaken the Corporation's competitive position, which could adversely affect the Corporation's growth and profitability, which, in turn, could have a material adverse effect on the Corporation's financial condition and results of operations.

The Corporation Is Subject To Extensive Government Regulation And Supervision
-----------------------------------------------------------------------------

         The Corporation, primarily through the Bank, is subject to extensive federal regulation and supervision. Banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect the Corporation's lending practices, capital structure, investment practices, and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Corporation in substantial and unpredictable ways. Such changes could subject the Corporation to additional costs, limit the types of financial services and products the Corporation may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Corporation's business, financial condition and results of operations. While the Corporation has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

The Corporation's Controls And Procedures May Fail Or Be Circumvented
---------------------------------------------------------------------

         Management regularly reviews and updates the Corporation's internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Corporation's controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Corporation's business, results of operations and financial condition.

The Corporation Is Dependent On Certain Key Management And Staff
----------------------------------------------------------------

         The Corporation relies on key personnel to manage and operate its business. The loss of key staff may adversely affect our ability to maintain and manage these portfolios effectively, which could negatively affect our revenues. In addition, loss of key personnel could result in increased recruiting and hiring expenses, which could cause a decrease in the Corporation's net income.

The Corporation's Information Systems May Experience An Interruption Or Breach
------------------------------------------------------------------------------
In Security
-----------

         The Corporation relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Corporation's customer relationship management, general ledger, deposit, loan and other systems. While the Corporation has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of the Corporation's information systems could damage the Corporation's reputation, result in a loss of customer business, subject the

Corporation to additional regulatory scrutiny, or expose the Corporation to civil litigation and possible financial liability, any of which could have a material adverse effect on the Corporation's financial condition and results of operations.

The Corporation Has Opened New Offices
--------------------------------------

         The Corporation has placed a strategic emphasis on expanding the Bank's banking office network. Executing this strategy carries risks of slower than anticipated growth in the new offices, which require a significant investment of both financial and personnel resources. Lower than expected loan and deposit growth in new offices can decrease anticipated revenues and net income generated by those offices, and opening new offices could result in more additional expenses than anticipated and divert resources from current core operations.

The Corporation Continually Encounters Technological Change
-----------------------------------------------------------

         The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Corporation's future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Corporation's operations. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Corporation's business and, in turn, the Corporation's financial condition and results of operations.


Item 1B. Unresolved Staff Comments
----------------------------------

         Not Applicable.


Item 2.  Property
-----------------

         The Bank owns the downtown office building which houses its main office as well as the Corporation's main office at 107 North Pennsylvania Street, Indianapolis, Indiana. The Bank and the Corporation utilize seven floors of this ten-story building, and lease the remainder to other business enterprises.

         The Bank opened its first neighborhood bank office in February 1995 at 84th and Ditch Road. The Bank also opened a neighborhood bank office at 82nd and Bash Road on the northeast side of Indianapolis in December 1995. The Bank owns the land and the premises for both of these offices. In March 1996, the Bank opened an office in the Chamber of Commerce building at 320 N. Meridian Street in the downtown Indianapolis area. The Bank leases the premises at this banking office. In March 1998, the Bank opened an office at 4930 North Pennsylvania Street and leases the premises at this banking office. In June 1999, the Bank opened an office in the AUL Office Complex located at One American Square in the downtown Indianapolis area. The Bank leases the premises at this banking office. In September 2000, the Bank opened an office at 650 East Carmel Drive in Carmel. This office is located in Hamilton County which is north of

Indianapolis. The Bank leases the premises at this banking office. In October 2001, the Bank opened an office at 1675 West Smith Valley Road in Greenwood, which was leased. During 2005, the Bank upgraded the Greenwood Bank Office to a full-size, freestanding building located at 1689 West Smith Valley Road. The Bank owns the land and the premises for this office. In January 2005, the Bank opened an office located at 106th and Michigan Road and the Bank owns the premises for this office and leases the land on which the building is constructed.

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


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         None.

PART II

Item 5. Market Price for Registrant's Common Equity, Related Stockholder Matters
--------------------------------------------------------------------------------
and Issuer Purchases of Equity Securities.
------------------------------------------

            Shares of the common stock of the Corporation are not traded on any national or regional exchange or in the over-the-counter market. Accordingly, there is no established market for the common stock. There are occasional trades as a result of private negotiations which do not always involve a broker or a dealer. The table below lists the high and low prices per share of which management is aware of during 2005 and 2004.


-------------------------------------------------------------------------------
                                              Price per Share
-------------------------------------------------------------------------------
      Quarter                       High                          Low
-------------------------------------------------------------------------------
                            2005           2004           2005           2004
-------------------------------------------------------------------------------
   First Quarter           $36.55         $33.00         $34.50         $31.25
-------------------------------------------------------------------------------
   Second Quarter          $37.69         $33.00         $36.49         $32.50
-------------------------------------------------------------------------------
   Third Quarter           $38.77         $33.75         $38.06         $32.75
-------------------------------------------------------------------------------
   Fourth Quarter          $42.00         $34.50         $38.77         $33.19
-------------------------------------------------------------------------------


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

         The Corporation had 601 shareholders on record as of March 24, 2006.

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

         During the fourth quarter of 2005 the Corporation sold no shares of common stock to any director or employee of the Corporation pursuant to the exercise of stock options. As previously reported in the Corporation's prior filings with the Securities and Exchange Commission, the Corporation sold pursuant to the exercise by employees and directors of stock options an aggregate of 7,831 shares for $128,123 during the third quarter of 2005, an aggregate of 7,200 shares for $95,970 during the second quarter of 2005, and an aggregate of 4,500 shares for $63,000 during the first quarter of 2005. All of these shares were sold in private placements pursuant to Section 4(2) of the Securities Act of 1933.

     In 2003, the Board of Directors of the Corporation authorized and announced a repurchase program entitled "Program One" and "Program Two". Program One covers employees and directors and was initially set to expire December 2005. During the fourth quarter of 2005, the Board authorized the extension of Program One until December 31, 2008 unless terminated earlier by the Board of Directors. The Board of Directors also authorized an addition $1,900,000 to be allocated to Program One. Under Program One, the Corporation may spend up to $7,400,000 in individually negotiated transactions to repurchase its shares from employees and directors who wish to sell their stock, of which $2,396,187 is still available. Program Two covers all other shareholders and was set to expire December 2005 unless terminated earlier by the Board of Directors. During the fourth quarter of 2005, the Board authorized the extension of Program Two until December 31, 2008 unless terminated earlier by the Board of Directors. The Board of Directors also authorized an additional $2,600,000 to be allocated to Program Two. Under Program Two, the Corporation may spend up to $10,200,000 in individually negotiated transactions to repurchase its shares from shareholders who wish to sell, of which $4,706,270 is available.

         During 2005, the Corporation repurchased in the aggregate, 45,073 shares for an aggregate cost of $1,693,222. The following table provides information with respect to shares repurchased by the Corporation during fourth quarter 2005:

---------------------------------------------------------------------------------------------
                                                                         Maximum Number (or
                                                                         Approximate Dollar
                                                     Total Number of     Value) of Shares
              Total Number of                        Shares Purchased as that May Yet Be
              Shares Purchased                       Part of Publicly    Purchased Under the
              during 4th quarter Average Price Paid  Announced Plans or  Plans or Programs
Period        2005               per Share           Programs**
---------------------------------------------------------------------------------------------
10/01/05 -
10/31/05              8,600             $38.818              8,600            $2,695,302
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
11/01/05 -
11/30/05              1,360              $39.32              1,360            $2,641,827
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
12/01/05 -
12/31/05              1,000              $39.37              1,000            $7,102,457
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
Total                 10,960                *               10,960
---------------------------------------------------------------------------------------------


* The weighted average price per share for the period October 2005 through December 2005 was $38.93.
** All shares repurchased by the Corporation in 2005 were completed pursuant to Program One and Program Two.

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

                                                                                 Year Ended December 31
                                                              2005          2004          2003          2002          2001
                                                           -----------------------------------------------------------------
Consolidated Operating Data:
     Interest income                                       $  50,847     $  38,524     $  34,560     $  35,095     $  38,801
     Interest expense                                         20,906        12,962        11,950        14,061        20,953
          Net interest income                                 29,941        25,561        22,610        21,034        17,848
     Provision for loan losses                                 2,085         1,320         1,200         1,500         1,440
          Net interest income after provision for
            loan losses                                       27,856        24,241        21,410        19,534        16,408
     Losses on sale of securities, (net)                          --           (84)          (37)           --            --
     Other operating income                                    7,461         7,272         7,422         6,985         5,742
     Other operating expenses                                 25,176        22,613        20,418        18,962        16,640
     Income before taxes                                      10,141         8,816         8,377         7,557         5,510
     Federal and state income tax                              3,878         3,135         3,213         3,000         2,140
     Net income                                                6,263         5,681         5,164         4,557         3,370

Consolidated Balance Sheet Data (at end of period):
     Total assets                                          $ 928,462     $ 880,914     $ 812,599     $ 726,514     $ 670,697
     Total investment securities (including stock in
       Federal Banks)                                        157,471       151,799       125,247       117,485        39,049
     Total loans                                             684,488       656,453       597,063       528,911       452,060
     Allowance for loan losses                                (8,346)       (7,796)       (8,030)       (7,227)       (5,987)
     Deposits                                                774,316       693,431       637,537       544,343       506,125
     Shareholders' equity                                     51,583        46,544        42,678        41,247        28,470
     Weighted basic average shares outstanding                 2,299         2,303         2,343         2,289         1,917

Per Share Data:
     Diluted net income per common share (1)               $    2.62     $    2.37     $    2.08     $    1.88     $    1.55
     Cash dividends declared                                       0             0             0             0             0
     Book value (2)                                            22.11         19.81         18.14         16.89         14.48

Other Statistics and Operating Data:
     Return on average assets                                    0.7%          0.7%          0.7%          0.7%          0.5%
     Return on average equity                                   12.8%         12.8%         12.1%         12.2%         12.7%
     Net interest margin (3)                                     3.3%          3.1%          3.1%          3.2%          3.0%
     Average loans to average deposits                          85.0%         89.0%         95.7%         90.8%         90.8%
     Allowance for loan losses to loans at end of period         1.2%          1.2%          1.3%          1.4%          1.3%
     Allowance for loan losses to non-performing loans         228.8%        255.1%        164.8%        223.8%        717.0%
     Non-performing loans to loans at end of period              0.5%          0.5%          0.8%          0.6%          0.2%
     Net charge-offs to average loans                            0.2%          0.3%          0.1%          0.1%          0.0%
     Number of offices                                             9             9             8             8             8
     Number of full and part-time employees                      211           196           180           176           165
     Number of Shareholders of Record                            601           632           645           647           634

Capital Ratios:
     Average shareholders' equity to average assets              5.2%          5.2%          5.6%          5.4%          4.3%
     Equity to assets                                            5.6%          5.3%          5.3%          5.7%          4.2%
     Total risk-based capital ratio (Bank only)                 10.9%         10.5%         10.2%         10.1%         10.6%

(1)  Based upon weighted average shares outstanding during the period.
(2)  Based on Common Stock outstanding at the end of the period.
(3)  Net interest income as a percentage of average interest-earning assets.

Item 7.
-------

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

The following discussion and analysis of the Corporation relates to the years ended December 31, 2005, 2004 and 2003 and should be read in conjunction with the Corporation's Consolidated Financial Statements and Notes thereto included elsewhere herein.

Overview

         The primary source of the Bank's revenue is net interest income from loans and deposits and fees from financial services provided to customers. Overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace tend to influence business volumes.

         The Corporation monitors the impact of changes in interest rates on its net interest income. One of the primary goals of asset/liability management is to maximize net interest income and the net value of future cash flows within authorized risk limits. At December 31, 2005 the interest rate risk position of the Corporation was liability sensitive. Maintaining a liability sensitive interest rate risk position means that net income should decrease as rates rise and increase as rates fall.

         Due to record low interest rates in 2003, there was an increase in refinancing activity and mortgage loan sales by the Corporation. There was a significant decrease in mortgage loan refinancing during 2004 and 2005 resulting in less sales by the Corporation causing a decrease in mortgage banking income.

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

         The risks and challenges that management believes will be important during 2006 are price competition for loans and deposits by new market entrants as well as established competitors, and continued lower mortgage loan volume as compared to 2005, 2004 and 2003, leading to lower gains on sales of mortgage loans.

Results of Operations

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004 and Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

         The Corporation's results of operations depend primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. The Corporation had net income of $6,262,526 for the year ended December 31, 2005 compared to net income of $5,681,049 for the year ended December 31, 2004 and net income of $5,164,200 for the year ended December 31, 2003. This change is primarily due to the growth of the Bank allowing for more interest earning assets and net interest income compared to the same period during 2004 and 2003, thereby offsetting more of the operating expenses.

         The Bank experienced growth during the past three years. Total assets increased $47,548,075 or 5.4% to $928,461,854 for the year ended December 31, 2005 from $880,913,779 for the year ended December 31, 2004 and total assets increased from $812,598,814 for the year ended December 31, 2003. This growth is in part due to an increase in customers as a result of local bank mergers/consolidations and the addition of experienced corporate and private bankers to the staff.

Net Interest Income
-------------------

         The following table details the components of net interest income for the years ended December 31, 2005, 2004, and 2003 (in 000's):

                                                     Year ended                                  Year ended
                                                     December 31           $         %           December 31          $        %
                                                  2005        2004      Change    Change      2004        2003     Change   Change
                                               ------------------------------------------  -----------------------------------------
Interest income:
    Interest and fees on loans                  $ 43,256    $ 33,306    $ 9,950    29.9%    $ 33,306    $ 31,010   $ 2,296     7.4%
    Interest on investment securities              6,154       4,403      1,751    39.8%       4,403       3,020     1,383    45.8%
    Interest on federal funds sold                 1,291         725        566    78.1%         725         432       293    67.8%
    Interest on reverse repurchase agreements        146          90         56    62.2%          90          98        (8)   -8.2%
                                               ------------------------------------------  -----------------------------------------
Total interest income                           $ 50,847    $ 38,524    $12,323    32.0%    $ 38,524    $ 34,560   $ 3,964    11.5%

Interest expense:
    Interest on deposits                        $ 16,110     $ 8,975    $ 7,135    79.5%     $ 8,975     $ 7,668   $ 1,307    17.0%
    Interest on repurchase agreements              1,528         570        958   168.1%         570         381       189    49.6%
    Interest on FHLB advances                      1,497       1,775       (278)  -15.7%       1,775       2,414      (639)  -26.5%
    Interest on long term debt                     1,771       1,642        128     7.8%       1,642       1,487       155    10.4%
                                               ------------------------------------------  -----------------------------------------
Total interest expense                          $ 20,906    $ 12,962    $ 7,944    61.3%    $ 12,963    $ 11,950   $ 1,013     8.5%
                                               ------------------------------------------  -----------------------------------------
Net interest income                             $ 29,941    $ 25,562    $ 4,379    17.1%    $ 25,562    $ 22,610   $ 2,952    13.1%
                                               ==========================================  =========================================

         The increase in interest income is due to the growth in the investment securities and loan portfolios and higher yields on federal funds sold as well as on the investment securities and loan portfolios. Over the course of 2005, the prime interest rate increased by 200 basis points to 7.25% as of December 31, 2005 from 5.25% as of December 31, 2004.

         The increase in interest expense is due to an overall increase in yield paid as well as a growth of deposits, repurchase agreements and subordinated debt during 2005 as compared to the same period in 2004 and 2003.

         The following table shows the prime rate in effect as of each year end and also shows the interest rate increases by the Federal Reserve since 2003:

                Date                          Prime Rate
                ----                          ----------
        December 31, 2003                        4.00%

        December 31, 2004                        5.25%

        December 31, 2005                        7.25%


         Net interest income increased for the year ended December 31, 2005 compared to the years ended December 31, 2004 and 2003. The overall increase was 17.1% and 13.1% between 2005 and 2004 and between 2004 and 2003, respectively. The overall increase was lower between 2004 and 2003 because the prime rate did not begin to increase until June 30, 2004 resulting in an overall lower interest rate environment and the compression of the spread between the yield earned on loans and the cost paid on deposits.

         The following table details average balances, interest income / expense and average rates / yields for the Bank's earning assets and interest bearing liabilities for the years ended December 31, 2005, 2004 and 2003 (in 000's):

                                                  2005                            2004                             2003
                                                Interest  Average               Interest   Average               Interest  Average
                                      Average    Income/    Rate/     Average    Income/     Rate/    Average     Income/    Rate/
                                      Balance    Expense    Yield     Balance    Expense     Yield    Balance     Expense    Yield
                                   -------------------------------  ------------------------------- -------------------------------
Assets:
Federal Funds                        $ 43,508    $ 1,291    2.97%    $ 42,637      $ 725     1.70%   $ 39,961       $ 432    1.08%
Reverse Repurchase Agreements           5,000        146    2.92%       9,180         90     0.98%     10,986          98    0.89%
Investments                           186,971      6,154    3.29%     159,795      4,403     2.76%    115,597       3,020    2.61%
Loans (gross)                         668,317     43,256    6.47%     612,096     33,306     5.44%    562,587      31,010    5.51%

                                   -------------------------------  ------------------------------- -------------------------------
Total earning assets                $ 903,796   $ 50,847    5.63%   $ 823,708   $ 38,524     4.68%  $ 729,131    $ 34,560    4.74%
Non-earning assets                     42,777                          39,950                          37,076

                                   -----------                      ----------                      ----------
Total assets                        $ 946,573                       $ 863,658                       $ 766,207
                                   ===========                      ==========                      ==========


Liabilities:
Interest bearing DDA                 $ 94,578    $ 1,076    1.14%    $ 84,954      $ 665     0.78%   $ 69,194       $ 576    0.83%
Savings                               402,131     10,891    2.71%     333,840      4,910     1.47%    275,108       3,764    1.37%
CD's under $100,000                    56,876      1,887    3.32%      56,540      1,695     3.00%     54,146       1,752    3.24%
CD's over $100,000                     54,524      1,805    3.31%      49,265      1,323     2.69%     40,430       1,186    2.93%
Individual Retirement Accounts         13,277        451    3.40%      12,705        382     3.01%     11,848         390    3.29%
Repurchase Agreements                  62,166      1,528    2.46%      74,794        570     0.76%     71,352         381    0.53%
FHLB Advances/Other                    29,170      1,497    5.13%      34,317      1,775     5.17%     46,052       2,414    5.24%
Subordinated Debt                       5,000        283    5.66%       3,992        154     3.86%      1,145          43    3.76%
Long Term Debt                         13,918      1,488   10.69%      13,918      1,488    10.69%     13,500       1,444   10.70%

                                   -------------------------------  ------------------------------- -------------------------------
Total Interest Bearing Liabilities  $ 731,640   $ 20,906    2.86%   $ 664,325   $ 12,962     1.95%  $ 582,775    $ 11,950    2.05%
Non-Interest Bearing Liabilities      160,713                         150,357                         136,846
Other Liabilities                       5,287                           4,460                           3,841

                                   -----------                      ----------                      ----------
Total Liabilities                   $ 897,640                       $ 819,142                       $ 723,462
Equity                                 48,933                          44,516                          42,745

                                   -----------                      ----------                      ----------
Total Liabilities & Equity          $ 946,573                       $ 863,658                       $ 766,207
                                   ===========                      ==========                      ==========


Recap:
Interest Income                                 $ 50,847    5.63%               $ 38,524     4.68%               $ 34,560    4.74%
Interest Expense                                  20,906    2.86%                 12,962     1.95%                 11,950    2.05%

                                              --------------------            ---------------------           ---------------------
Net Interest Income/Spread                      $ 29,941    2.77%               $ 25,562     2.73%               $ 22,610    2.69%
                                              ====================            =====================           =====================

Contribution of Non-Interest
  Bearing Funds                                             0.54%                            0.38%                           0.41%

Net Interest Margin                                         3.31%                            3.10%                           3.10%
                                                         =========                       ==========                       =========


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


Net Interest Income Changes Due to Volume and Rates (in 000's):
-----------------------------------------------------------------

                                                                   Year Ended December 31

                                        2005 Changes from 2004         2004 Changes from 2003          2003 Changes from 2002
                                       Net      Due to    Due to        Net     Due to   Due to       Net      Due to    Due to
                                      Change     Rate     Volume      Change     Rate    Volume      Change     Rate     Volume
                                    -------------------------------  ----------------------------  -------------------------------
Interest earning assets:
      Federal funds sold                 $ 566     $ 540      $ 26       $ 293    $ 247     $ 46       $ (141)   $ (195)     $ 54
      Reverse repurchase agreements         56       178      (122)         (8)      10      (18)        (147)     (106)      (41)
      Investment securities              1,751       857       894       1,383      165    1,218         (663)     (265)     (398)
      Loans                              9,950     6,311     3,639       2,296     (398)   2,694          417    (3,939)    4,356

                                    -------------------------------  ----------------------------  -------------------------------
          TOTAL                       $ 12,323   $ 7,886   $ 4,437     $ 3,964     $ 24   $3,940       $ (534)  $(4,505)  $ 3,971

Interest bearing liabilities:
      Demand deposits                    $ 411     $ 302     $ 109        $ 89     $(34)   $ 123          $ 2     $ (96)     $ 98
      Savings deposits                   5,981     4,131     1,850       1,146      282      864         (398)     (762)      364
      CDs under $100,000                   192       181        11         (57)    (129)      72         (744)     (621)     (123)
      CDs over $100,000                    482       308       174         137     (100)     237         (235)     (340)      105
      Individual retirement accounts        69        50        19          (8)     (34)      26         (102)     (134)       32
      Repurchase agreements                958     1,268      (310)        189      163       26         (371)     (378)        7
      FHLB Advances                       (278)      (14)     (264)       (639)     (32)    (607)        (307)     (156)     (151)
      Subordinated Debt                    129        72        57         111        1      110           43         -        43
      Long term debt                         -         -         -          44       (1)      45            -         -         -

                                    -------------------------------  ----------------------------  -------------------------------
          TOTAL                        $ 7,944   $ 6,298   $ 1,646     $ 1,012    $ 116    $ 896      $(2,112)  $(2,487)    $ 375
                                    -------------------------------  ----------------------------  -------------------------------

Net change in Net Interest Income      $ 4,379   $ 1,588   $ 2,791     $ 2,952     $(92)  $3,044       $1,578   $(2,018)  $ 3,596
                                    ===============================  ============================  ===============================

NOTE: Due to Rate Increase was calculated by taking the change in the rate times the prior year average balance. Due to volume increase was calculated by taking the change in average balance times the prior year rate.


         Interest on federal funds sold increased for the year ended December 31, 2005 compared to the year ended December 31, 2004 and year ended December 31, 2003. The increase is due to rising interest rates during 2005 as compared to previous years. The weighted average rate was 2.97% for the year ended December 31, 2005 compared to a weighted average rate of 1.70% and 1.08% for the years ended December 31, 2004 and 2003, respectively. The average balance for federal funds sold increased for the year ended December 31, 2005 compared to the years ended December 31, 2004 and 2003.

         Interest on reverse repurchase agreements increased for the year ended December 31, 2005 compared to the years ended December 31, 2004 and 2003. The change is the result of an increase in interest rates for the year ended December 31, 2005 compared to the years ended December 31, 2004 and 2003. The weighted average rate was approximately 2.92% for the year ended December 31, 2005 compared to a weighted average rate of .98% and .89% for the years ended December 31, 2004 and 2003, respectively.

         Investment portfolio income increased for the year ended December 31, 2005 compared to the years ended December 31, 2004 and 2003. The increase is due to an increase in volume and an increase in interest rates in 2005 as compared to previous years. The weighted average rate of the investment portfolio was 3.29% for the year ended December 31, 2005 compared to 2.76% and 2.61% for the years ended December 31, 2004 and 2003, respectively.

         Interest on loans increased for the year ended December 31, 2005 compared to the years ended December 31, 2004 and 2003. Average total loans for the year ended December 31, 2005 increased compared to the years ended December 31, 2004 and 2003. The loan portfolio produces the highest yield of all earning assets, the weighed average yield of the loan portfolio for the year ended December 31, 2005 was 6.47% compared to 5.44% and 5.51% for the years ended December 31, 2004 and 2003, respectively. The increased loan growth is the result of new clients and the addition of experienced corporate bankers to the staff.

         Total interest expense increased for the year ended December 31, 2005 compared to the years ended December 31, 2004 and 2003. The increase in 2005 as compared to 2004 and 2003 is due primarily to an increase in the interest rates during the 2005 and an increase in the average balances.

         Total average interest bearing liabilities for the year ended December 31, 2005 increased compared to the years ended December 31, 2004 and 2003. The average cost of interest bearing liabilities for the year ended December 31, 2005 was approximately 2.86% as compared to 1.95% for the year ended December 31, 2004 and 2.05% for December 31, 2003. This rate increase is due to an overall interest rate increase in the market and due to higher priced deposits being replaced by lower priced deposits.

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

         The provision for loan losses was $2,085,000 for the year ended December 31, 2005 compared to $1,320,000 and $1,200,000 for the years ended December 31, 2004 and 2003 respectively. The increase in the provision for loan losses is due to the increase in commercial and real estate loan charge offs. These charge offs relate to specific commercial and real estate loans and management does not believe that this is indicative of systematic problems within the loan portfolio. Based on management's risk assessment and evaluation of the probable losses of the loan portfolio, management believes that the current allowance for loan losses is adequate to provide for probable losses in the loan portfolio.

                                                               Tweleve months ended
                                                                    December 31,
                                          2005           2004           2003           2002           2001
                                       ----------     ----------     ----------     ----------     ----------
Beginning of Period                    $7,795,803     $8,029,596     $7,227,000     $5,986,965     $4,700,672
     Provision for loan losses          2,085,000      1,320,000      1,200,000      1,500,000      1,440,000

     Losses charged to the reserve
         Commercial                     1,317,743      1,133,994        506,413        207,716        102,315
         Real Estate                      447,182        280,394          1,297         21,800         18,772
         Consumer                           5,070        132,993          2,185          2,052         10,766
         Credit Cards                      50,125         65,420         26,922         53,661         46,468
                                       ----------     ----------     ----------     ----------     ----------
                                        1,820,120      1,612,802        536,816        285,229        178,321

     Recoveries
         Commercial                       258,920         16,247        121,918         17,024         23,868
         Real Estate                       26,000         26,836         16,438             --             --
         Consumer                             787         12,354            105            266            463
         Credit Cards                          --          3,572            950          7,974            283
                                       ----------     ----------     ----------     ----------     ----------
                                          285,707         59,009        139,412         25,264         24,614

                                       ----------     ----------     ----------     ----------     ----------
End of Period                          $8,346,390     $7,795,803     $8,029,596     $7,227,000     $5,986,965
                                       ==========     ==========     ==========     ==========     ==========

Allowance as a % of Loans                   1.22%          1.19%          1.34%          1.37%          1.32%

Other Operating Income
----------------------

         The following table details the components of other operating income for the years ended December 31, 2005, 2004, and 2003 (in 000's):

                                                     Year ended                                Year ended
                                                     December 31          $         %          December 31        $         %
                                                   2005      2004       Change    Change     2004      2003     Change    Change
                                                 ----------------------------------------  --------------------------------------
   Wealth Management                              $3,097    $2,464       $633      25.7%    $2,464    $1,971     $493      25.0%
   Service charges and fees on deposit accounts    1,834     2,131       (297)    -13.9%     2,131     2,410     (279)    -11.6%
   Building rental income                            450       485        (35)     -7.2%       485       548      (63)    -11.5%
   Mortgage banking income                           313       564       (251)    -44.5%       564       872     (308)    -35.3%
   Interchange income                                671       594         77      13.0%       594       542       52       9.6%
   Net losses on securities                            -       (84)        84     100.0%       (84)      (37)     (47)    127.0%
   Other                                           1,096     1,034         62       6.0%     1,034     1,079      (46)     -4.3%
                                                 ----------------------------------------  --------------------------------------
Total operating income                            $7,461    $7,188       $273       3.8%    $7,188   $ 7,385   $ (198)     -2.7%
                                                 ----------------------------------------  --------------------------------------

         Other operating income increased for the year ended December 31, 2005 compared to the years ended December 31, 2004 and 2003. There are several factors to the overall increase.

         Wealth Management fees increased for the year ended December 31, 2005 compared to the years ended December 31, 2004 and 2003. The increase is attributable to the overall price appreciation in the stock and treasury markets, an increase in assets under management and a change in accounting estimate related to the accrual of fees during 2003.

          Service charges and fees on deposit accounts decreased for the year ended December 31, 2005 compared to the years ended December 31, 2004 and 2003. The decrease is attributable to lower overdraft and NSF fees assessed. Also, contributing to the decrease was an increase in the earnings credit rate paid on business demand deposits which decreases the service charges accessed.

         Building rental income from the other tenants in the Corporation's main office building decreased for the year ended December 31, 2005 compared to the years ended December 31, 2004 and 2003. The decrease is attributable to fewer tenants in the building and the Corporation occupying more space in the building.

         Mortgage banking income decreased for the year ended December 31, 2005 compared to the years ended December 31, 2004 and 2003. This decrease can be attributed to many different factors. Net gain on sale of mortgage loans decreased for the years ended December 31, 2005 to $82,493 compared to $157,145 and $1,056,418 for the years ended December 31, 2004 and 2003 respectively. During 2003, as a result of lower interest rates, mortgage originations increased causing the sale of bulk mortgages to increase. During 2004 and 2005, long term the interest rates remained steady and mortgage originations decreased resulting in decreased mortgage sales. The Mortgage Division originated in excess of $33 million in mortgage loans, while selling over $18 million to the secondary market during 2005. During 2004, the Mortgage Division originated in excess of $46 million in mortgage loans, while selling over $32 million to the secondary market. When a mortgage loan is sold, a mortgage servicing right ("MSR") is recorded as an asset on the balance sheet. The value of the MSRs is sensitive to changes in interest rates. In a low rate environment, mortgage loan refinancings generally increase, causing actual and expected loan prepayments to increase, which drives down the value of existing MSRs. Conversely, as interest rates rise, mortgage loan refinancings generally decline, causing actual and expected loan prepayments to decrease, which drives up the value of the MSRs. As of December 31, 2004, a valuation reserve of $350,136 was recognized for mortgage servicing rights. The valuation reserve for mortgage servicing rights decreased to $181,218 as of December 31, 2005. The Corporation recorded a partial recovery of previous period market value adjustments of the mortgage servicing rights due to higher interest rates which caused a significant slow down in mortgage refinances and prepayments of existing mortgages.

         During 2005, there was no net loss recorded on the sale of available for sale securities compared to a net loss on the sale of two available for sale securities recorded during the first quarter of 2004. During the third quarter of 2003, a net loss on the sale of four available for sale securities was recorded. The securities were replaced with higher yielding investments to place the portfolio in a better position for rising interest rates for asset/liability purposes.

         Other Operating Expenses
         ------------------------

         The following table details the components of other operating expenses for the years ended December 31, 2005, 2004, and 2003 (in 000's):

                                           Twelve Months                                  Twelve Months
                                            December 31,          $          %             December 31,          $          %
                                         2005        2004       Change     Change      2004          2003      Change     Change
                                      --------------------------------------------  ---------------------------------------------
Salaries, wages and employee benefits  $15,284     $14,133      $1,151       8.1%    $14,133       $12,122     $2,011      16.6%
Occupancy                                1,705       1,391         314      22.6%      1,391         1,409        (18)     -1.3%
Furniture and equipment                    898         804          94      11.7%        804           891        (87)     -9.7%
Professional services                    1,425       1,169         256      21.9%      1,169           886        283      32.0%
Data processing                          1,572       1,439         133       9.2%      1,439         1,362         77       5.7%
Business development                     1,072         898         174      19.3%        898           838         60       7.2%
Other                                    3,220       2,779         441      15.9%      2,779         2,909       (130)     -4.5%
                                      --------------------------------------------  ---------------------------------------------
Total other operating expenses         $25,176     $22,613      $2,563      11.3%    $22,613       $20,417     $2,196      10.8%
                                      ============================================  =============================================


         Other operating expenses increased for the year ended December 31, 2005 compared to the years ended December 31, 2004 and 2003.

         Salaries, wages and employee benefits increased for the year ended December 31, 2005 compared to the years ended December 31, 2004 and 2003. This increase is primarily due to annual merit increases of employees, training expenses, and the increase in the number of employees to 201 full time equivalents at December 31, 2005 from 181 full time equivalents at December 31, 2004 and from 173 full time equivalents at December 31, 2003.

         Occupancy expense increased for the year ended December 31, 2005 compared to the years ended December 31, 2004 and 2003. This is attributable to the opening of a new banking center at 10590 North Michigan Road in January 2005 and the relocation of the Greenwood banking office from leased space at 1675 West Smith Valley Road to a new full-size freestanding building at 1689 West Smith Valley Road in September 2005.

         Furniture and equipment expense increased for the year ended December 31, 2005 compared to the years ended December 31, 2004 and 2003. This increase is primarily due to the opening of two new banking offices, acquiring new assets at the banking centers and main office and repair expense for older assets.

         Professional services expense increased for the year ended December 31, 2005 compared to the years ended December 31, 2004 and 2003. The increase is primarily due to additional expense incurred for accounting fees related to new regulations mandated by the Sarbanes-Oxley Act of 2002 and advertising agency fees. Attorney fees were lower for the year ended December 31, 2005 compared to the year ended 2004 but remained higher than the year ended December 31, 2003. The increase in attorney fees during 2004 and 2005 relates to delinquency in specific commercial and real estate loans and management does not believe that this is indicative of systematic problems within the loan portfolio.

         Data processing expenses increased for the year ended December 31, 2005 compared to the years ended December 31, 2004 and 2003 primarily due to increased service bureau fees relating to increased transaction activity by the Bank and the Wealth Management department.

         Business development expenses increased for the year ended December 31, 2005 compared to the years ended December 31, 2004 and 2003 due to increased advertising, public relations, customer promotion and premium items expense.

Tax (Benefit)/Expense
---------------------

         The Corporation applies a federal income tax rate of 34% and a state tax rate of 8.5% in the computation of tax expense. The provision for income taxes consisted of the following:

                                             2005          2004         2003
                                          --------------------------------------
           Current tax expense            $4,300,157    $2,940,441   $3,592,053

           Deferred tax (benefit)/expense   (421,841)      194,557     (379,263)
                                          --------------------------------------
                                           $3,878,316   $3,134,998   $3,212,790
                                          ======================================


         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are recognized for the estimated tax effects attributable to deductible temporary differences net of any valuation allowances for amounts which may not be realized by the Corporation.

         The components of the Corporation's net deferred tax assets in the consolidated balance sheet as of December 31, 2005 and 2004 are as follows:

                                                    2005            2004
                                                ---------------------------
         Deferred tax assets:
            Allowance for loan losses           $ 3,306,005     $ 3,087,918
            Other                                 1,785,184       1,145,500
                                                ---------------------------
              Total deferred tax assets           5,091,189       4,233,418
         Deferred tax liability:
            Mortgage servicing rights              (515,063)       (483,866)
                                                ---------------------------
              Total deferred tax liabilities       (515,063)       (483,866)
                                                ---------------------------
              Net deferred tax assets           $ 4,576,126     $ 3,749,552
                                                ===========================


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

         The Corporation has many sources of funds available, they include: overnight federal funds sold, investments available for sale, maturity of investments held for sale, deposits, Federal Home Loan Bank ("FHLB") advances, and issuance of debt. Funding sources did not change significantly during 2005. Deposits are the most significant funding source and loans are the most significant use of funds for the years ended December 31, 2005, 2004, and 2003. The

Corporation maintains a $5,000,000 revolving credit agreement with Harris Trust and Savings Bank to provide additional liquidity support to the Bank, if needed. There were no borrowings under this agreement at December 31, 2005 or 2004.

         Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as available for sale, and maturing loans. Federal funds sold represent the Corporation's primary source of immediate liquidity and were maintained at a level adequate to meet immediate needs. Federal funds sold averaged approximately $44,000,000, $43,000,000, and $40,000,000 for the years ended December 31, 2005, 2004 and 2003 respectively. Reverse repurchase agreements may serve as a source of liquidity, but are primarily used as collateral for customer balances in overnight repurchase agreements. Maturities in the Corporation's loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

         The Corporation's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation's liquidity position.

         The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At December 31, 2005, the Corporation's rate sensitive liabilities exceeded rate sensitive assets due within one year by $63,614,220. At December 31, 2004, the Corporation's rate sensitive assets exceeded rate sensitive liabilities due within one year by $21,623,861.

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

         All mortgage-related securities must pass the FFIEC stress test. This stress test determines if price volatility under a 200 basis point interest rate shock for each security exceeds a benchmark 30 year mortgage-backed security. If the security fails the test, it is considered high risk and the Bank will not purchase it. All mortgage-related securities purchased and included in the investment portfolio will be subject to the FFIEC test as of December 31 each year to determine if they have become high risk holdings. If a mortgage-related security becomes high risk, it will be evaluated by the Bank's Investment Committee to determine if the security should be liquidated. At December 31, 2005 and 2004, the Bank did not hold any high risk mortgage-related securities

         The Bank's investment portfolio also consists of bank-qualified municipal securities. Municipal securities purchased are limited to the first three (3) grades of the rating agencies. The grade is reviewed each December 31 to verify that the grade has not deteriorated below the first three (3) grades. The Bank may purchase non-rated general obligation municipals, but the credit strength of the municipality must be evaluated by the Bank's Credit Department. Generally, municipal securities from each issuer will be limited to $2 million, never to exceed 10% of the Bank's tier 1 capital and will not have a stated final maturity date of greater than fifteen (15) years.

         The average yield (FTE) on the Bank's investment portfolio is as follows as of December 31,


                                                2005      2004      2003
                                                ----      ----      ----
         U.S. Treasuries                        2.40%     1.70%     1.99%
         U.S. Government agencies               3.09%     2.65%     2.72%
         Collateralized mortgage obligations    3.42%     3.41%     1.87%
         Municipals                             6.61%     7.76%     7.32%
         Other securities                       3.33%     1.71%     1.91%


With the exception of securities of the U.S. Government and U.S. Government agencies and corporations, the Corporation had no other securities with a book or market value greater than 10% of shareholders' equity as of December 31, 2005, 2004 and 2003.

      The following is a summary of available-for-sale securities and held-to-maturity securities:

                                                          Available-for-Sale Securities
                                      ---------------------------------------------------------------------
                                                             Gross              Gross           Estimated
                                          Amortized        Unrealized         Unrealized          Fair
                                            Cost              Gain              Loss              Value
                                      ---------------------------------------------------------------------
December 31, 2005
U.S. Treasury securities                 $  1,494,394      $         --      $      2,009      $  1,492,385
U.S. Government agencies                   70,000,000                --         1,525,300        68,474,700
Collateralized mortgage obligations            35,052                --                12            35,040
                                      ---------------------------------------------------------------------
                                         $ 71,529,446      $         --      $  1,527,321      $ 70,002,125
                                      =====================================================================
December 31, 2004
U.S. Treasury securities                 $  2,016,184                --      $      7,704      $  2,008,480
U.S. Government agencies                   91,000,000           112,700           769,680        90,343,020
Collateralized mortgage obligations            62,486                58                --            62,544
                                      ---------------------------------------------------------------------
                                         $ 93,078,670      $    112,758      $    777,384      $ 92,414,044
                                      =====================================================================
December 31, 2003
U.S. Treasury securities                 $ 21,840,685             5,646      $        954      $ 21,845,377
U.S. Government agencies                   93,904,140           829,297           815,799        93,917,638
Collateralized mortgage obligations            99,203               154                --            99,357
                                      ---------------------------------------------------------------------
                                         $115,844,028      $    835,097      $    816,753      $115,862,372
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
                                            Cost              Gain              Loss              Value
                                      ---------------------------------------------------------------------

December 31, 2005
Municipals                               $ 35,715,981      $    315,262      $    582,213      $ 35,449,030
Collateralized mortgage obligations        47,791,685                --         1,400,263        46,391,422
Other securities                              225,000             2,202             1,598           225,604
                                      ---------------------------------------------------------------------
                                         $ 83,732,666      $    317,464      $  1,984,074      $ 82,066,056
                                      =====================================================================
December 31, 2004
Municipals                                  5,444,198      $    484,166                --      $  5,928,364
Collateralized mortgage obligations        50,012,255                --           836,980        49,175,275
Other securities                              250,000             4,584               221           254,562
                                      ---------------------------------------------------------------------
                                         $ 55,706,453      $    488,750      $    837,201      $ 55,358,002
                                      =====================================================================
December 31, 2003
Municipals                                  5,576,468      $    531,499                --      $  6,107,967
Other securities                              250,000             7,082                --           257,082
                                      ---------------------------------------------------------------------
                                         $  5,826,468      $    538,581      $         --      $  6,365,049
                                      =====================================================================

         The Corporation held eighty-two investment securities as of December 31, 2005 of which the amortized cost was greater than market value. The majority of these investment securities were purchased during 2004 and 2005. Management does not believe any individual unrealized loss as of December 31, 2005 represents an other-than-temporary impairment. The unrealized losses relate primarily to securities issued by the U.S. Treasury, FHLMC and Municipals. These unrealized losses are primarily attributable to changes in interest rates and individually were 4.2% or less of their respective amortized cost basis. The Corporation has both the intent and ability to hold these securities for a time necessary to recover the amortized cost.

         As part of managing liquidity, the Corporation monitors its loan to deposit ratio on a daily basis. At December 31, 2005 the ratio was 88.4 percent and as of December 31, 2004 the ratio was 94.7 percent which is within the Corporation's acceptable range.

         The following table shows the composition of the Bank's loan portfolio as of the dates indicated (in 000's):

                                                                 December 31,
                                                                 ------------
                                2005                  2004                 2003                2002                  2001
                                ----                  ----                 ----                ----                  ----
                                    % of                  % of                 % of                 % of                 % of
                          Amount    Total       Amount    Total       Amount   Total      Amount    Total      Amount    Total
                       -------------------   -------------------   ------------------  -------------------   ------------------
TYPES OF LOANS
Commercial              $ 252,528   36.9%     $ 235,705   35.7%     $ 221,846  37.2%    $ 182,994   34.6%     $150,101   33.2%
Construction               50,173    7.3%        37,119    5.7%        35,305   5.9%       21,107    4.0%       17,027    3.8%
Commercial Mortgage       138,075   20.2%       127,773   19.5%       120,135  20.1%      113,399   21.4%       82,256   18.2%
Residential Mortgage      195,766   28.6%       206,599   31.5%       183,095  30.7%      163,034   30.8%      151,874   33.6%
Consumer                   45,188    6.6%        40,534    6.2%        25,183   4.2%       35,934    6.8%       37,493    8.3%
Credit Card                 2,737    0.4%         2,480    0.4%         2,360   0.4%        2,056    0.4%        1,811    0.4%
Other                          20    0.0%         6,243    1.0%         9,139   1.5%       10,387    2.0%       11,498    2.5%

                       -------------------   -------------------   ------------------  -------------------   ------------------
      Total - Gross     $ 684,487  100.0%     $ 656,453  100.0%     $ 597,063 100.0%    $ 528,911  100.0%     $452,060  100.0%
                                  ========              ========              =======             ========             ========

      Allowance            (8,346)               (7,796)               (8,030)             (7,227)              (5,987)

                       ----------            ----------            ----------          ----------            ---------
      Total - Net       $ 676,141             $ 648,657             $ 589,033           $ 521,684             $446,073
                       ==========            ==========            ==========          ==========            =========

         The following table shows the composition of the commercial loan category by industry type as of the dates indicated (in $000's):

                                                                                    December 31,
                                                                                    ------------
                                                              2005                      2004                     2003
                                                              ----                      ----                     ----
Type                                                  Amount           %       Amount           %       Amount           %
----                                                  ------           -       ------           -       ------           -

Agriculture, Foresty & Fishing                       $ 1,136        0.4%        $ 258        0.1%      $ 1,297        0.6%
Mining                                                 2,574        1.0%        2,615        1.1%        1,939        0.9%
Construction                                           9,714        3.8%       13,417        5.7%       17,480        7.9%
Manufacturing                                         38,178       15.1%       30,570       13.0%       18,996        8.6%
Wholesale Trade                                       32,287       12.8%       29,965       12.7%       26,778       12.1%
Retail Trade                                           6,215        2.5%        4,870        2.1%        6,387        2.9%
Transportation                                         8,473        3.4%        9,966        4.2%        5,423        2.4%
Information                                              945        0.4%        1,141        0.5%        1,348        0.6%
Finance & Insurance                                    3,997        1.6%        4,091        1.7%        6,066        2.7%
Real Estate and Rental & Leasing                      55,906       22.1%       46,134       19.6%       38,430       17.3%
Professional, Scientific & Technical Services         31,604       12.5%       30,522       12.9%       33,808       15.2%
Management of Companies & Enterprises                  1,576        0.6%        2,199        0.9%            -        0.0%
Administrative and Support, Waste Management &
     Remediation Services                              1,476        0.6%            -        0.0%        1,180        0.5%
Educational Services                                   4,680        1.9%        4,158        1.8%        2,760        1.2%
Health Care & Social Assistance                       21,028        8.3%       21,253        9.0%       19,912        9.0%
Arts, Entertainment & Recreation                       1,759        0.7%        5,333        2.3%        1,628        0.7%
Accommodation & Food Services                          8,788        3.5%        9,026        3.8%       10,752        4.8%
Other Services                                        22,192        8.8%       20,187        8.6%       27,662       12.5%

                                                  -----------------------  -----------------------  -----------------------
                                                   $ 252,528      100.0%    $ 235,705      100.0%    $ 221,846      100.0%
                                                  =======================  ======================  =======================

The following table shows the composition of the Bank's deposit portfolio as of the dates indicated (in 000's):

                                                                        December 31,
                                                                        ------------
                                               2005                         2004                         2003
                                               ----                         ----                         ----
                                                     % of                         % of                         % of
                                       Amount        Total          Amount        Total          Amount        Total
                                   -------------------------    -------------------------   --------------------------
TYPES OF DEPOSITS
Demand                               $ 171,858       26.98%       $ 153,674       26.64%       $ 138,087       26.52%
MMDA/Savings                           465,220       73.02%         423,255       73.36%         382,574       73.48%

                                   -------------------------    -------------------------   --------------------------
     Total Demand Deposits             637,078      100.00%         576,929      100.00%         520,661      100.00%
                                               =============                =============                =============

CDs < $100,000                          59,258       43.18%          55,969       48.04%          57,329       49.05%
CDs > $100,000                          64,021       46.65%          47,502       40.77%          47,051       40.26%
Individual Retirement Accounts          13,959       10.17%          13,031       11.19%          12,496       10.69%

                                   -------------------------    -------------------------   --------------------------
     Total Certificates of Deposit     137,238      100.00%         116,502      100.00%         116,876      100.00%
                                               =============                =============                =============

                                   ------------                 ------------                -------------
     Total Deposits                  $ 774,316                    $ 693,431                    $ 637,537
                                   ============                 ============                =============

         The following table illustrates the projected maturities and the repricing mechanisms of the major asset/liabilities categories of the Corporation as of December 31, 2005, based on certain assumptions. Prepayment rate assumptions have been made for the residential loans secured by real estate portfolio. Maturity and repricing dates for investments have been projected by applying the assumptions set forth below to contractual maturity and repricing dates.

                              0 - 180     181 - 365        1 - 2       2 - 3        3 -5          5 +     Non-interest
                               days          days          years       years        years        years       Earning      Total
                               ----          ----          -----       -----        -----        -----       -------      -----
Interest Earning Assets:
 Fed Funds/ Overnight
  Time                     $ 35,536,365                                                                                 $ 35,536,365
 Reverse repurchase
  agreements                  5,000,000                                                                                    5,000,000
 Investments                 19,591,754    26,235,795    30,539,764   29,013,280  14,541,077   37,548,921                157,470,591
 Loans
   Commercial & Industrial
      Fixed                  28,706,725    11,135,699    14,412,461   13,922,664  16,560,385    9,739,669        25,587   94,503,190
      Variable              155,011,109        51,992       547,098    1,195,374      23,597      165,970     1,029,752  158,024,892
   Commercial Loans Secured
    by Real Estate
      Fixed                  16,134,737    13,868,136    18,557,993   13,074,542  14,154,610    7,436,538       285,028   83,511,584
      Variable               52,476,991       127,211     1,012,365      146,684     455,996                    344,292   54,563,539
   Residential Loans Secured
    by Real Estate
      Fixed                   2,844,406     3,215,677     6,371,425    5,696,179   9,588,009   21,043,773       688,212   49,447,681
      Variable              162,001,938     3,816,903     5,352,878   12,158,306   8,311,620    3,760,772     1,089,001  196,491,418
   Other
      Fixed                   1,082,912       990,625     1,824,817    1,566,248   2,799,320                    482,720    8,746,642
      Variable               39,196,160                                                                           2,696   39,198,856

                           ---------------------------------------------------------------------------------------------------------
Total Interest Earning
 Assets                    $517,583,097  $ 59,442,038  $ 78,618,801  $76,773,277 $66,434,614 $ 79,695,643  $  3,947,288 $882,494,758
                           ---------------------------------------------------------------------------------------------------------

Non-Interest Earning Assets                                                                                  45,967,096   45,967,096

                           ---------------------------------------------------------------------------------------------------------
Total Assets               $517,583,097  $ 59,442,038  $ 78,618,801  $76,773,277 $66,434,614 $ 79,695,643  $ 49,914,384 $928,461,854
                           =========================================================================================================


Interest Bearing Liabilities:
  Demand Deposits          $ 10,426,213  $  9,476,047  $ 17,320,935  $15,353,014 $25,671,207 $ 93,251,207  $    358,823 $171,857,446
  Interest Bearing Demand   105,265,553                                                                                  105,265,553
  Savings Deposits           11,158,554                                                                                   11,158,554
  Money Market Accounts     348,796,150                                                                                  348,796,150
  Certificate of Deposits    23,268,668    16,877,267    16,492,867    5,655,044   4,867,027    3,867,300                 71,028,173
  Jumbo CDs                  26,963,656    19,858,460    11,913,132    2,242,375   2,522,052    2,710,164                 66,209,839
  Repurchase Agreements      53,556,402                                                                                   53,556,402
  FHLB Advances              10,000,000                  11,000,000    3,000,000                                          24,000,000
  Subordinated Debt           5,000,000                                                                                    5,000,000
  Company obligated
   mandatorily redeemable
   preferred capital
   securities of
   subsidiary trust
   holding solely the
   junior subordinated
   debentures of the
   parent company            13,918,000                                                                                   13,918,000
                           ---------------------------------------------------------------------------------------------------------
Total Interest Bearing
 Liabilities               $594,435,196  $ 46,211,774  $ 56,726,934  $26,250,433 $33,060,286 $113,746,671  $    358,823 $870,790,117

Non-Interest Bearing
  Liabilities                                                                                                 6,089,215    6,089,215

Equity                                                                                                       51,582,522   51,582,522
                           ---------------------------------------------------------------------------------------------------------
Total Liabilities &
 Shareholders'
 Equity                    $594,435,196  $ 46,211,774  $ 56,726,934  $26,250,433 $33,060,286 $113,746,671  $ 58,030,560 $928,461,854
                           =========================================================================================================

Interest Sensitivy Gap per
 Period                    $(76,852,099) $ 13,230,264  $ 21,891,867  $50,522,844 $33,374,328 $(34,051,028) $ (8,116,176)

Cumulative Interest
 Sensitivity Gap           $(76,852,099) $(63,621,835) $(41,729,968) $ 8,792,876 $42,167,204 $  8,116,176  $         (0)

Interest Sensitivity Gap
 as a  Percentage of
 Earning Assets                   -8.71%         1.50%         2.48%        5.73%       3.78%       -3.86%        -0.92%

Cumulative Sensitivity Gap
  as a Percentage of
  Earning Assets                  -8.71%        -7.21%        -4.73%        1.00%       4.78%        0.92%         0.00%

         Of the $26,963,656 Jumbo CDs maturing in 0 - 180 days, $17,234,147 will mature in three months or less.

Contractual Obligations

         The following table presents, as of December 31, 2005, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced notes to the Consolidated Financial Statements under Item 8 of this report.

                                            Note       One Year       One to      Three to       Over
          (In Thousands)                  Reference    or Less     Three Years   Five Years    Five Years     Total
---------------------------------------------------------------------------------------------------------------------
Deposits without a stated maturity(a)        10       $ 637,078     $    --       $    --       $    --     $637,078
Consumer certificates of deposits (a)        10          86,968      36,303         7,390         6,577      137,238
FHLB Advances(a)                             11          10,000      14,000            --            --       24,000
Security repurchase agreements(a)            11          53,556          --            --            --       53,556
Long-term debt (a)                        4, 11              --          --            --        18,918       18,918
Operating leases                             8              357         640           417           937        2,351
---------------------------------------------------------------------------------------------------------------------

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

Mortgage Servicing Assets
-------------------------

         Mortgage servicing rights are recognized as separate assets when rights are acquired through sale of mortgage loans. Capitalized servicing rights are reported in other assets and are amortized into other operating expenses and reported net in the mortgage banking income section in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Mortgage servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as loan type, interest rates, maturities, and other terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Estimates of fair value include assumptions about loan prepayment speeds, servicing costs and revenues, interest rates, and other factors which may change over time. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the cost of the rights for each stratum.

Off Balance Sheet Arrangements
------------------------------

         During the first quarter of 2004, the Corporation adopted Financial Accounting Standard Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which governs when certain variable interest entities should be consolidated in the financial statements of the Corporation. As a result, the Corporation deconsolidated the Trust from its financial statements. See Note 4 "Trust Preferred Securities" in the notes to consolidated financial statements of this report for further information.

Derivative Instruments and Hedging Activities
---------------------------------------------

         During the second quarter of 2004, the Corporation entered into a 3-year interest rate swap to mitigate the risk of adverse interest rate movements on the value of future cash flows related to its investment in overnight Federal Funds sold. Pursuant to FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding offset recorded in other comprehensive income within shareholders' equity, net of tax. See Note 6 Derivative Instruments and Hedging Activities in the Notes to the Consolidated Financial Statements under Item 8 of this report for further information.

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

         The allowance for loan losses is allocated to each loan category based on specific loss allocation, management's estimate of expected losses, based on the Bank's historical loss experience, and a qualitative analysis. Although the loan loss reserve is allocated by loan category, the entire allowance is available to cover any loan loss that may occur.

         The following table shows the dollar amount of the allowance for loan losses using management's estimate by loan category (in $000's):

                                                          December 31,
                            2005            2004            2003            2002            2001
                            ----            ----            ----            ----            ----
Commercial                $ 4,204         $ 5,094         $ 6,519         $ 5,173         $ 4,792
Construction                  404             155              77              82              21
Commercial Mortgage         1,319             618             261             437             104
Residential Mortgage        1,758           1,108             639             906             499
Consumer                      586             745             318             391             322
Credit Card                    74              11              63              61              55
Other                           1              65             153             177             194

                        --------------------------------------------------------------------------
                          $ 8,346         $ 7,796         $ 8,030         $ 7,227         $ 5,987
                        ==========================================================================

         Management considers the present allowance to be appropriate and adequate to cover losses inherent in the loan portfolio based on the current economic environment. However, future economic changes cannot be predicted. Deterioration in economic conditions could result in an increase in the risk characteristics of the loan portfolio and an increase in the provision for loan losses.

         The following table presents a summary of non-performing assets as of December 31, (in 000's):

Non-Performing Assets
($ 000)
                                      2005              2004              2003              2002            2001
                                      ----              ----              ----              ----            ----
                                           % of              % of              % of              % of             % of
                                 Amount   Total    Amount   Total    Amount   Total    Amount   Total  Amount    Total
                              ------------------ ----------------- ----------------- ----------------- ----------------
Non-Accrual Loans
Commercial                      $ 1,055   28.9%   $ 1,800   57.7%   $ 4,063   83.4%   $ 1,605   49.7%   $ 335    40.1%
Construction                          -    0.0%         -    0.0%         -    0.0%         -    0.0%       -     0.0%
Commercial Mortgage                 629   17.2%         -    0.0%         -    0.0%         -    0.0%     184    22.0%
Residential Mortgage              1,777   48.8%       815   26.1%       808   16.6%     1,624   50.3%     303    36.3%
Consumer                            187    5.1%         -    0.0%         -    0.0%         -    0.0%      13     1.6%
Credit Card                           -    0.0%         -    0.0%         -    0.0%         -    0.0%       -     0.0%
Other                                 -    0.0%       504   16.2%         -    0.0%         -    0.0%       -     0.0%

                              ------------------ ----------------- ----------------- ----------------- ----------------
     Total                      $ 3,648  100.0%   $ 3,119  100.0%   $ 4,871  100.0%   $ 3,229  100.0%   $ 835   100.0%
                              ================== ================= ================= ================= ================


Loans 90 Days Past Due -
Still Accruing                  $    --           $    73           $   517           $     9           $   5


Restructured due to troubled
conditions of the borrower      $    --           $    --           $    --           $ 2,902           $  --


         The following table presents a summary of non-performing loans as of December 31:

                                                                  2005         2004         2003         2002        2001
                                                                  ----         ----         ----         ----         ----
Loan Type
Commercial
       # of loans                                                     15           14           28           11            7
       Interest income recognized                             $   57,110   $   73,795   $  112,102   $  111,591   $    9,534
       Additional interest income if loan had been accruing   $  165,475   $  101,190   $  168,426   $   54,952   $   25,191


Consumer
       # of loans                                                      3            3           --           --            1
       Interest income recognized                             $      382   $   20,155   $       --   $       --   $       --
       Additional interest income if loan had been accruing   $   22,461   $   36,531   $       --   $       --   $    1,545


Residential mortgage loans
       # of loans                                                     20           15           13           12            6
       Interest income recognized                             $   52,430   $    8,737   $   42,539   $   18,650   $    1,925
       Additional interest income if loan had been accruing   $   73,499   $   68,942   $   22,527   $   34,598   $   24,785


Credit cards
       # of loans                                                     --           --           --           --           --
       Interest income recognized                             $       --   $       --   $       --   $       --   $       --
       Additional interest income if loan had been accruing   $       --   $       --   $       --   $       --   $       --

Restructured loans                                                    --           --           --   $2,901,600   $       --

Capital Resources

         The Corporation's only source of capital since commencing operations has been from issuance of common stock, results of operations, issuance of long term debt to a non-affiliated third party, and the issuance of junior subordinated debentures.

         The Corporation maintains a Revolving Credit Agreement with Harris Trust and Savings Bank in the amount of $5,000,000, of which none has been drawn, that will mature September 30, 2006.

         The Bank entered into an agreement in the amount of $5,000,000 pursuant to a Subordinated Term Loan Agreement with Harris Trust and Savings Bank dated June 6, 2003. Under the agreement the Bank can make up to two advances against the term loan prior to June 6, 2004. The first advance was made in the amount of $2,000,000 on June 6, 2003. The second advance was made in the amount of $3,000,000 on May 3, 2004. The final maturity date of the loan is June 6, 2012. The outstanding principal balance is due at maturity; however, prepayment of the principal balance is permitted prior to maturity with prior consent from the Federal Reserve.

         There are many different interest rate options available. Each floating rate option is available for a fixed term of 1-3 months. The Bank is currently paying adjusted 3-month LIBOR plus 2.0% which equates to 6.42% at December 31, 2005. Interest payments are due at the expiration of the fixed term option.

         In September 2000, the Trust, which is wholly owned by the Corporation, issued $13,500,000 of company obligated mandatorily redeemable capital securities. The proceeds from the issuance of the capital securities and the proceeds from the issuance of the common securities of $418,000 were used by the Trust to purchase from the Corporation $13,918,000 Fixed Rate Junior Subordinated Debentures. The capital securities mature September 7, 2030, or upon earlier redemption as provided by the Indenture. The Corporation has the right to redeem the capital securities, in whole or in part, but in all cases in a principal amount with integral multiples of $1,000, on any March 7 or September 7 on or after September 7, 2010 at a premium, declining ratably to par on September 7, 2020. The capital securities and the debentures have a fixed interest rate of 10.60%, and are guaranteed by the Bank. The net proceeds received by the Corporation from the sale of capital securities were used for general corporate purposes.

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
                  -------------

                    $24,000,000
                  =============

         During 2005, the maximum amount outstanding at any month-end during the year for FHLB Advances was $32,000,000. The Bank may add indebtedness of this nature in the future if determined to be in the best interest of the Bank.

         Security repurchase agreements are short-term borrowings that generally mature within one to three days from the transaction date. At December 31, 2005 and 2004 the weighted average interest rate on these borrowings was 2.51% and 0.74%, respectively. During 2005, the maximum amount outstanding at any month-end during the year was $91,111,736.

         Capital for the Bank is above well-capitalized regulatory requirements at December 31, 2005. Pertinent capital ratios for the Bank as of December 31, 2005 are as follows:

                                                          Well     Adequately

                                        Actual     Capitalized    Capitalized
                                        ------     -----------    -----------
Tier 1 risk-based capital ratio           9.0%            6.0%           4.0%

Total risk-based capital ratio           10.9%           10.0%           8.0%

Leverage ratio                            6.8%            5.0%           4.0%


         Dividends from the Bank to the Corporation may not exceed the net undivided profits of the Bank (included in consolidated retained earnings) for the current calendar year and the two previous calendar years without prior approval of the OCC. In addition, Federal banking laws limit the amount of loans the Bank may make to the Corporation, subject to certain collateral requirements. No loans were made during 2005 or 2004 by the Bank to the Corporation. A dividend of $1,300,000 was declared and made during 2005 and a dividend of $1,000,000 was declared and made during 2004 by the Bank to the Corporation.

         In January 2003, the Board of Directors of the Corporation authorized a repurchase program entitled "Program One" which covers employees and directors and was set to expire on December 31, 2005 unless terminated earlier by the Board. However, during the fourth quarter of 2005, the Board of Directors of the Corporation authorized the effective date to be extended until December 31, 2008 unless terminated earlier by the Board of Directors.

         During the fourth quarter of 2005 Board of Directors of the Corporation also authorized an additional $1,900,000 to be allocated to Program One. Under Program One, the Corporation may spend up to $7,400,000 in individually negotiated transactions to repurchase its shares from employees and directors who wish to sell. The repurchase program may be suspended or discontinued at any time if management determines that additional purchases are not warranted or if the cost of the repurchase program reaches $7,400,000.

         The amount and timing of shares repurchased under the repurchase program, as well as the specific price, will be determined by management after considering market conditions, company performance and other factors.

         At December 31, 2005, the remaining authority under Program One was approximately $2,396,187.

         In January 2003, the Board of the Corporation authorized a separate repurchase program entitled "Program Two" which covers all other shareholders and was set to expire at December 31, 2005, however, during the fourth quarter of 2005, the Board of the Corporation authorized the effective date to be extended until December 31, 2008 unless terminated earlier by the Board.

         During the fourth quarter of 2005 Board of Directors of the Corporation also authorized an additional $2,600,000 to be allocated to Program Two. Under Program Two, the Corporation may spend up to $10,200,000 in individually negotiated transactions to repurchase its shares from shareholders who wish to sell. The repurchase program may be suspended or discontinued at any time if management determines that additional purchases are not warranted or if the cost of the repurchase program reaches $10,200,000.

         The amount and timing of shares repurchased under the repurchase program, as well as the specific price, will be determined by management after considering market conditions, company performance and other factors.

         At December 31, 2005, the remaining authority under Program Two was approximately $4,706,270.


Recent Accounting Pronouncements and Developments

         Note 2 to the Consolidated Financial Statements under Item 8 discusses new accounting policies adopted by the Corporation during 2005 and the expected impact of accounting policies. Note 2 also discusses recently issued or proposed new accounting policies but not yet required to be adopted and the impact of the accounting policies if known. To the extent the adoption of new accounting standards materially affects financial conditions; results of operations, or liquidity, the impacts if known are discussed in the applicable section(s) of notes to consolidated financial statements.


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

         Interest rate risk is monitored through earnings simulation modeling. The earnings simulation model projects changes in net interest income caused by the effect of changes in interest rates. The model requires management to make assumptions about how the balance sheet is likely to behave through time in different interest rate environments. Loan and deposit balances remain static and maturities reprice at the current market rate. The investment portfolio maturities and prepayments are assumed to be reinvested in similar instruments. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds. Non-maturity deposit pricing is modeled on historical patterns. The Corporation performs a 200 basis point upward and downward interest rate shock to determine whether there would be an adverse impact on its annual net interest income and that it is within the established policy limits. The earnings simulation model as of December 31, 2005 projects an approximate decrease of 2.0% in net interest income in a 200 basis point downward interest rate shock and an approximate decrease of .60% in net interest income in a 200 basis point upward interest rate shock. The upward and downward change is well within the policy limits established by the ALCO policy.

         During 2005, the interest rate position of the Corporation was liability sensitive, meaning net income should decrease as rates rise and increase as rates fall. Due to the mix and timing of the repricing of the Corporation's assets and liabilities, interest income is not materially impacted whether rates increase or decrease in a 200 basis point interest rate shock. See further discussion on interest rate sensitivity on page 31.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------



Report of Independent Registered Public Accounting Firm

The Board of Directors
The National Bank of Indianapolis Corporation

We have audited the accompanying consolidated balance sheets of The National Bank of Indianapolis Corporation and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Corporation's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The National Bank of Indianapolis Corporation and subsidiary at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.



February 3, 2006
                                                          /s/ Ernst & Young, LLP

                  The National Bank of Indianapolis Corporation

                           Consolidated Balance Sheets

                                                                                        December 31
                                                                                 2005                 2004
                                                                         ------------------------------------------
Assets
Cash and due from banks                                                           $ 32,223,665        $ 22,824,622
Reverse repurchase agreements                                                        5,000,000           5,000,000
Federal funds sold                                                                  33,214,446          31,766,783

Available-for-sale securities                                                       70,002,125          92,414,044
Held-to-maturity securities                                                         83,732,666          55,706,453
                                                                         ------------------------------------------
Total investment securities                                                        153,734,791         148,120,497

Loans                                                                              684,487,802         656,452,569
Less:  Allowance for loan losses                                                    (8,346,390)         (7,795,803)
                                                                         ------------------------------------------
Net loans                                                                          676,141,412         648,656,766
Premises and equipment                                                              11,872,396           9,676,268
Accrued interest receivable                                                          4,602,045           4,000,738
Stock in federal banks                                                               3,735,800           3,678,300
Other assets                                                                         7,937,299           7,189,805
                                                                         ------------------------------------------
Total assets                                                                     $ 928,461,854       $ 880,913,779
                                                                         ==========================================

Liabilities and shareholders' equity
Deposits:
Noninterest-bearing demand deposits                                              $ 171,857,446       $ 153,674,215
Money market and savings deposits                                                  465,220,257         423,254,826
Time deposits over $100,000                                                         66,209,839          49,039,847
Other time deposits                                                                 71,028,173          67,462,157
                                                                         ------------------------------------------
Total deposits                                                                     774,315,715         693,431,045
Security repurchase agreements                                                      53,556,402          84,162,626
FHLB advances                                                                       24,000,000          32,000,000
Subordinated debt                                                                    5,000,000           5,000,000
Junior subordinated debentures owed to unconsolidated subsidiary trust              13,918,000          13,918,000
Other liabilities                                                                    6,089,215           5,858,421
                                                                         ------------------------------------------
Total liabilities                                                                  876,879,332         834,370,092

Shareholders' equity:
Common stock, no par value:
Authorized shares; 2005 and 2004 3,000,000 shares;
issued 2,657,802 in 2005 and 2,628,497 in 2004;
outstanding 2,333,406 in 2005 and 2,349,174 in 2004                                 19,549,673          20,595,989
Unearned compensation                                                                 (357,507)           (624,543)
Additional paid-in capital                                                           4,009,263           3,836,613
Retained earnings                                                                   29,627,677          23,365,151
Accumulated other comprehensive loss                                                (1,246,584)           (629,523)
                                                                         ------------------------------------------
Total shareholders' equity                                                          51,582,522          46,543,687
                                                                         ------------------------------------------
Total liabilities and shareholders' equity                                       $ 928,461,854       $ 880,913,779
                                                                         ==========================================

See accompanying notes.

                  The National Bank of Indianapolis Corporation

                        Consolidated Statements of Income

                                                                                     Years Ended December 31
                                                                         2005                  2004                  2003
                                                                 -----------------------------------------------------------------
Interest income:
Interest and fees on loans                                                $ 43,255,856          $ 33,305,992         $ 31,010,185
Interest on investment securities                                            6,154,277             4,402,788            3,020,337
Interest on federal funds sold                                               1,291,306               725,134              432,019
Interest on reverse repurchase agreements                                      145,668                89,643               97,600
                                                                 -----------------------------------------------------------------
Total interest income                                                       50,847,107            38,523,557           34,560,141

Interest expense:
Interest on deposits                                                        16,109,423             8,974,585            7,668,136
Interest on repurchase agreements                                            1,527,886               570,295              381,077
Interest on FHLB advances and overnight borrowings                           1,497,247             1,775,010            2,414,070
Interest on long-term debt                                                   1,771,259             1,642,416            1,486,637
                                                                 -----------------------------------------------------------------
Total interest expense                                                      20,905,815            12,962,306           11,949,920
                                                                 -----------------------------------------------------------------
Net interest income                                                         29,941,292            25,561,251           22,610,221

Provision for loan losses                                                    2,085,000             1,320,000            1,200,000
                                                                 -----------------------------------------------------------------
Net interest income after provision for loan losses                         27,856,292            24,241,251           21,410,221

Other operating income:
Wealth management fees                                                       3,096,847             2,464,266            1,971,262
Service charges and fees on deposit accounts                                 1,833,825             2,130,994            2,409,577
Rental income                                                                  449,715               485,241              548,060
Mortgage banking income                                                        313,588               563,901              871,659
Interchange income                                                             670,725               594,093              542,221
Losses on sale of securities, net                                                    -               (83,739)             (36,891)
Other income                                                                 1,096,173             1,033,031            1,078,631
                                                                 -----------------------------------------------------------------
Total other operating income                                                 7,460,873             7,187,787            7,384,519

Other operating expenses:
Salaries, wages, and employee benefits                                      15,283,832            14,132,773           12,122,238
Occupancy                                                                    1,704,720             1,390,658            1,409,226
Furniture and equipment                                                        898,355               804,492              891,328
Professional services                                                        1,424,921             1,169,109              885,595
Data processing                                                              1,571,855             1,439,248            1,362,202
Business development                                                         1,071,823               898,072              838,132
Other                                                                        3,220,817             2,778,639            2,909,029
                                                                 -----------------------------------------------------------------
Total other operating expenses                                              25,176,323            22,612,991           20,417,750
                                                                 -----------------------------------------------------------------
Income before tax                                                           10,140,842             8,816,047            8,376,990
Federal and state income tax                                                 3,878,316             3,134,998            3,212,790
                                                                 -----------------------------------------------------------------
Net income                                                                 $ 6,262,526           $ 5,681,049          $ 5,164,200
                                                                 =================================================================

Basic earnings per share                                                         $2.72                 $2.47                $2.20
                                                                 =================================================================

Diluted earnings per share                                                       $2.62                 $2.37                $2.08
                                                                 =================================================================

See accompanying notes.

                  The National Bank of Indianapolis Corporation

                 Consolidated Statements of Shareholders' Equity

                                                                                                Accumulated
                                                                     Additional                     Other
                                          Common        Unearned       Paid-In      Retained    Comprehensive
                                           Stock      Compensation     Capital      Earnings     Income (Loss)     Total
                                       -------------------------------------------------------------------------------------
Balance at December 31, 2002            $ 26,862,276   $(1,218,746)   $2,562,990  $ 12,519,902      $ 520,729  $ 41,247,151

Comprehensive income:
Net income                                         -             -             -     5,164,200              -     5,164,200
Other comprehensive income:
Net unrealized loss on
investments, net of tax
of $334,282                                        -             -             -             -       (509,651)     (509,651)
                                                                                                              --------------
Total comprehensive income                                                                                        4,654,549

Income tax benefit from exercise of
warrants and options                               -             -       456,013             -              -       456,013
Issuance of stock (69,907 shares)          1,051,171       (72,025)            -             -              -       979,146
Repurchase of stock (160,002 shares)      (5,054,547)            -             -             -              -    (5,054,547)
Compensation earned                                -       396,092             -             -              -       396,092
                                       -------------------------------------------------------------------------------------
Balance at December 31, 2003              22,858,900      (894,679)    3,019,003    17,684,102         11,078    42,678,404

Comprehensive income:
Net income                                         -             -             -     5,681,049              -     5,681,049
Other comprehensive income:
Net unrealized loss on
investments, net of tax
of $270,524                                        -             -             -             -       (412,445)     (412,445)
Net unrealized loss on
swap, net of tax
of $149,648                                        -             -             -             -       (228,156)     (228,156)
                                                                                                              --------------
Total comprehensive income                                                                                        5,040,448

Income tax benefit from exercise of
warrants and options                               -             -       817,610             -              -       817,610
Issuance of stock (111,366 shares)         1,516,423       (29,859)            -             -              -     1,486,564
Repurchase of stock (114,421 shares)      (3,779,334)            -             -             -              -    (3,779,334)
Compensation earned                                -       299,995             -             -              -       299,995
                                       -------------------------------------------------------------------------------------
Balance at December 31, 2004              20,595,989      (624,543)    3,836,613    23,365,151       (629,523)   46,543,687

Comprehensive income:
Net income                                         -             -             -     6,262,526              -     6,262,526
Other comprehensive income:
Net unrealized loss on
investments, net of tax
of $341,714                                        -             -             -             -       (520,982)     (520,982)
Net unrealized loss on
swap, net of tax
of $63,019                                         -             -             -             -        (96,079)      (96,079)
                                                                                                              --------------
Total comprehensive income                                                                                        5,645,465

Income tax benefit from exercise of
warrants and options                               -             -       172,650             -              -       172,650
Issuance of stock (29,305 shares)            646,906         9,809             -             -              -       656,715
Repurchase of stock (45,073 shares)       (1,693,222)            -             -             -              -    (1,693,222)
Compensation earned                                -       257,227             -             -              -       257,227
                                       -------------------------------------------------------------------------------------
Balance at December 31, 2005            $ 19,549,673    $ (357,507)   $4,009,263  $ 29,627,677   $ (1,246,584) $ 51,582,522
                                       =====================================================================================

See accompanying notes.

                  The National Bank of Indianapolis Corporation

                      Consolidated Statements of Cash Flows

                                                                                   Years Ended December 31
                                                                           2005              2004              2003
                                                                     -----------------------------------------------------
Operating activities
Net income                                                                 $ 6,262,526       $ 5,681,049      $ 5,164,200
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses                                                    2,085,000         1,320,000        1,200,000
Depreciation and amortization                                                1,413,527         1,281,526        1,099,026
Mortgage servicing rights impairment (recoveries) charges                     (167,918)         (256,140)         345,102
Loss on sale of investment securities available-for-sale                             -            83,739           36,891
Gain on sale of loans                                                          (82,493)         (157,145)      (1,056,418)
Gain on disposal of premises and equipment                                     (23,100)           (2,150)               -
Income tax benefit from exercise of warrants and options                       172,650           817,610          456,013
Stock compensation                                                              99,793            99,990          110,000
Net accretion of investments                                                   314,501           294,755          841,086
Unearned compensation amortization                                             257,227           299,995          396,092
(Increase) decrease in:
Accrued interest receivable                                                   (601,307)         (497,337)         470,857
Other assets                                                                  (596,426)       (1,355,428)        (735,424)
Increase (decrease) in:
Other liabilities                                                              230,794         2,950,137       (1,824,744)
                                                                     -----------------------------------------------------
Net cash provided by operating activities                                    9,364,774        10,560,601        6,502,681

Investing activities
Net change in federal funds sold                                            (1,447,663)      (11,264,397)      (2,324,923)
Net change in reverse repurchase agreements                                          -        10,000,000      (10,000,000)
Proceeds from maturities of investment
securities held-to-maturity                                                  1,921,232         1,165,586       24,124,021
Proceeds from maturities of investment
securities available-for-sale                                               42,527,411        24,186,692       48,297,884
Proceeds from sales of investment securities available-for-sale                      -        19,952,500       25,330,500
Purchases of investment securities held-to-maturity                        (30,311,560)      (51,426,350)        (181,700)
Purchases of investment securities available-for-sale                      (20,986,074)      (21,491,649)    (107,055,082)
Net increase in loans                                                      (47,859,537)      (93,781,818)    (143,204,249)
Proceeds from sale of loans                                                 18,372,384        32,995,345       75,711,736
Purchases of premises and equipment                                         (3,324,070)       (1,562,075)        (999,445)
                                                                     -----------------------------------------------------
Net cash used in investing activities                                      (41,107,877)      (91,226,166)     (90,301,258)

Financing activities
Net increase in deposits                                                    80,884,670        55,893,965       93,194,560
Net change in security repurchase agreements                               (30,606,224)       12,605,580       (2,716,728)
Net change in FHLB advances                                                 (8,000,000)      (10,000,000)      (6,000,000)
Proceeds from issuance of long-term debt                                             -         3,000,000        2,000,000
Repurchase of stock                                                         (1,693,222)       (3,779,334)      (5,054,547)
Proceeds from issuance of stock                                                556,922         1,386,574          869,146
                                                                     -----------------------------------------------------
Net cash provided by financing activities                                   41,142,146        59,106,785       82,292,431
                                                                     -----------------------------------------------------

Increase (decrease) in cash and cash equivalents                             9,399,043       (21,558,780)      (1,506,146)
Cash and cash equivalents at beginning of year                              22,824,622        44,383,402       45,889,548
                                                                     -----------------------------------------------------
Cash and cash equivalents at end of year                                  $ 32,223,665      $ 22,824,622     $ 44,383,402
                                                                     =====================================================

Interest paid                                                             $ 20,394,928      $ 12,959,914     $ 12,149,305
                                                                     =====================================================
Income taxes paid                                                          $ 4,293,994       $ 1,368,989      $ 4,268,861
                                                                     =====================================================

See accompanying notes.

1. Organization and Significant Accounting Policies

Organization

The National Bank of Indianapolis Corporation (the Corporation) was incorporated in the State of Indiana on January 29, 1993. The Corporation subsequently formed a de novo national bank, The National Bank of Indianapolis (the Bank), and a statutory trust, NBIN Statutory Trust I (the Trust). The Bank is a wholly owned subsidiary and commenced operations in December 1993. The Trust was formed in September 2000 as part of the issuance of trust preferred capital securities. The Corporation and the Bank engage in a wide range of commercial, personal banking, and trust activities primarily in central Indiana.

The consolidated financial statements include the accounts of the Corporation and the Bank. During the first quarter of 2004, as a result of applying Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46), the Corporation was required to deconsolidate the Trust from its financial statements. See Note 4, "Trust Preferred Securities" in the notes to the consolidated financial statements of this report for further information. All intercompany accounts and transactions have been eliminated in consolidation

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and interest-bearing deposits. Interest-bearing deposits are available on demand.

Investment Securities

Investments in debt securities are classified as held-to-maturity or available-for-sale. Management determines the appropriate classification of the securities at the time of purchase per Board-approved policy.

When the Corporation classifies debt securities as held-to-maturity, it has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and accretion of discounts on the constant effective yield method.

Debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a component of other comprehensive income, net of taxes.

The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts on the constant effective yield method to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization is included in interest income from investments. Interest and dividends are included in interest income from investments. Realized gains and losses, and declines in value judged to be other-than-temporary are included in losses on sale of securities, net. The cost of securities sold is based on the specific identification method.

Loans

Interest income on commercial, mortgage, and certain installment loans are accrued on the principal amount of such loans outstanding. Loans are placed on nonaccrual status when significant doubt exists as to the collectibility of principal or interest. Interest continues to accrue on the loan, but no income is recognized. All payments, principal, and interest received are applied to the outstanding principal balance.

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

The allowance for loan losses is allocated to each loan category based on specific loss allocation, management's estimate of expected losses, based on the Bank's historical loss experience, and a qualitative analysis. Although the loan loss reserve is allocated by loan category, the entire allowance is available to cover any loan loss that may occur.

Mortgage Servicing Rights

Mortgage servicing rights are recognized as separate assets when rights are acquired through sale of mortgage loans. Capitalized servicing rights are reported in other assets and are amortized into other operating expenses in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Mortgage servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as loan type, interest rates, maturities, and other terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Estimates of fair value include assumptions about loan prepayment speeds, servicing costs and revenues, interest rates, and other factors which may change over time. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the cost of the rights for each stratum.

Off-Balance Sheet Arrangements

During the first quarter of 2004, the Corporation adopted FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which governs when certain variable interest entities should be consolidated in the financial statements of the Corporation. As a result, the Corporation deconsolidated the Trust from its financial statements. See Note 4 "Trust Preferred Securities" in the notes to consolidated financial statements of this report for further information.

Derivative Instruments and Hedging Activities

During the second quarter of 2004, the Corporation entered into a three-year interest rate swap to mitigate the risk of adverse interest rate movements on the value of future cash flows related to its investment in overnight federal funds sold. Pursuant to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, (Statement 133) cash flow hedges are accounted for by recording the fair value of the derivative instrument on the consolidated balance sheets as either an asset or liability, with a corresponding offset recorded in other comprehensive income within shareholders' equity, net of tax. See Note 6, "Derivative Instruments and Hedging Activities" in the notes to consolidated financial statements of this report for further information.

Under the cash flow hedge accounting method, derivative gains and losses not effective in hedging the change in expected cash flows of the hedged item are recognized immediately in the consolidated income statements. At the hedge's inception and quarterly thereafter, a formal assessment is performed to determine whether changes in cash flows of the derivative instrument have been highly effective in offsetting changes in the cash flows of the hedged item and whether they are expected to be highly effective in the future. If it is determined a derivative instrument has not been or will not continue to be highly effective as a hedge, hedge accounting is discontinued.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation computed by the straight-line method over their useful lives or, for leasehold improvements, the remaining lease term.

Comprehensive Income

Comprehensive income is defined as net income plus other comprehensive income, which, under existing accounting standards includes unrealized gains and losses on certain investments in debt securities and unrealized gains or losses on interest rate swaps. Comprehensive income is reported by the Corporation in the consolidated statements of shareholders' equity.

Earnings Per Share

Basic earnings per share is computed by dividing net income applicable to common shareholders by the weighted-average number of shares of common shares outstanding for the period. Diluted earnings per share is computed by dividing an adjusted net income by the sum of the weighted-average number of shares and the potentially dilutive shares that could be issued through stock award programs or convertible securities.

Fair Values of Financial Instruments

The fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment concerning several factors, especially in the absence of broad markets for particular items.

Stock-Based Compensation

The Corporation has granted stock options to certain employees and directors. The stock options are for a fixed number of shares with an exercise price which approximates the fair value of shares at the date of grant. As discussed further in Note 12, "Stock Option and Award and Employee Benefit Programs", the expense for director and employee compensation under stock option plans is based on Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25), with expense reported only if options are granted with an exercise price below the market price on the grant date. Pro forma disclosures of net income and earnings per share are provided as if the fair value method of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, were used for stock-based compensation.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over their vesting periods. The following table illustrates the effect on net income and earnings per share if the fair value recognition provisions of FASB Statement No. 123, as amended by FASB Statement No. 148, to stock-based compensation had been applied.

                                                                  2005             2004             2003
                                                           ----------------------------------------------------
     Net income, as reported                               $    6,262,526  $     5,681,049   $     5,164,200
     Add: stock-based compensation expense, net of related
        taxes                                                     155,340         181,167           239,200
     Less: total stock-based compensation expense
        determined under fair-value-based method, net of
        taxes                                                    (286,764)       (358,475)         (459,052)
                                                           ----------------------------------------------------
     Pro forma net income                                  $    6,131,102  $     5,503,741   $    4,944,348
                                                           ====================================================

     Earnings per share:
        Basic, as reported                                     $     2.72     $      2.47        $     2.20
        Basic, pro forma                                       $     2.67     $      2.39        $     2.11

        Diluted, as reported                                   $     2.62     $      2.37        $     2.08
        Diluted, pro forma                                     $     2.57     $      2.30        $     1.99

Reportable Segments

The Corporation has determined that it has one reportable segment, banking services. The Bank provides a full range of deposit, credit, and money management services to its target markets, which are small to medium size businesses, affluent executive and professional individuals, and not-for-profit organizations.

Reclassifications

Certain amounts in the 2004 and 2003 consolidated financial statements have been reclassified to conform with the 2005 presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. New Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123(R) (revised 2004), Share-Based Payment, (Statement 123 (R)) which is a revision of Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB 25 and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized on the balance sheet at their fair values with a corresponding charge to expense. Pro forma disclosure will no longer be an alternative.

In April 2005, the Securities and Exchange Commission (SEC) announced that it would provide for a phased-in implementation process for Statement 123(R). The SEC would require that registrants that are not small business issuers adopt Statement 123 (R)'s fair value method of accounting for share-based payments to employees no later than the beginning of the first fiscal year beginning after June 15, 2005.

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

As permitted by Statement 123, the Corporation currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Had the Corporation adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to the consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will have the effect of reducing reported net operating cash flows and increasing reported net financing cash flows in periods after adoption. While the Corporation cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $172,650, $817,610, and $456,013 in 2005, 2004, and 2003, respectively.

In September 2005, SEC voted to extend for an additional one year the compliance dates regarding its internal control reporting requirements rules for companies that are not accelerated filers. Under the new compliance schedule, a company that is not an accelerated filer will begin to be required to comply with the
Section 404 requirements for its first fiscal year ending on or after July 15, 2007.

3. Restrictions on Cash and Due from Bank Accounts

The Corporation is required to maintain average reserve balances with the Federal Reserve Bank or as cash on hand or on deposit with a correspondent bank. The required amount of reserve was approximately $25,000 at December 31, 2005 and 2004.

4. Trust Preferred Securities

In September 2000, the Corporation established the Trust, a Connecticut statutory business trust, which subsequently issued $13,500,000 of company obligated mandatorily redeemable capital securities and $418,000 of common securities. The proceeds from the issuance of both the capital and common securities were used by the Trust to purchase from the Corporation $13,918,000 fixed rate junior subordinated debentures. The capital securities and debentures mature September 7, 2030, or upon earlier redemption as provided by the Indenture. The Corporation has the right to redeem the capital securities, in whole or in part, but in all cases in a principal amount with integral multiples of $1,000, on any March 7 or September 7 on or after September 7, 2010 at a premium, declining ratably to par on September 7, 2020. The capital securities and the debentures have a fixed interest rate of 10.60%, and are guaranteed by the Bank. The subordinated debentures are the sole assets of the Trust and the Corporation owns all of the common securities of the Trust. The net proceeds received by the Corporation from the sale of capital securities were used for general corporate purposes. The indenture, dated September 7, 2000, requires compliance with certain non-financial covenants.

In January of 2003, the FASB issued FIN 46 which requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual, or other variable interests in the entity.

In the first quarter of 2004, as a result of applying the provisions of FIN 46, the Corporation was required to deconsolidate the Trust from its financial statements. The deconsolidation of the net assets and results of operations of the Trust had virtually no impact on the Corporation's consolidated financial statements or liquidity position since the Corporation continues to be obligated to repay the debentures held by the Trust and guarantees repayment of the capital securities issued by the Trust. The junior subordinated debt obligation issued to the Trust of $13,918,000 for December 31, 2005 and 2004, respectively, is reflected in the Corporation's consolidated balance sheets.

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

5. Investment Securities

The following is a summary of available-for-sale and held-to-maturity securities:

                                                        Available-for-Sale Securities
                                      -------------------------------------------------------------
                                                           Gross           Gross         Estimated
                                         Amortized       Unrealized      Unrealized        Fair
                                           Cost             Gain            Loss           Value
                                      -------------------------------------------------------------
December 31, 2005
U.S. treasury securities                $ 1,494,394     $        --     $     2,009     $ 1,492,385
U.S. government agencies                 70,000,000              --       1,525,300      68,474,700
Collateralized mortgage obligations          35,052              --              12          35,040
                                      -------------------------------------------------------------
                                        $71,529,446     $        --     $ 1,527,321     $70,002,125
                                      =============================================================
December 31, 2004
U.S. treasury securities                $ 2,016,184     $        --     $     7,704     $ 2,008,480
U.S. government agencies                 91,000,000         112,700         769,680      90,343,020
Collateralized mortgage obligations          62,486              58              --          62,544
                                      -------------------------------------------------------------
                                        $93,078,670     $   112,758     $   777,384     $92,414,044
                                      =============================================================

                                                          Held-to-Maturity Securities
                                     --------------------------------------------------------------
                                                          Gross            Gross         Estimated
                                        Amortized       Unrealized       Unrealized         Fair
                                          Cost             Gain             Loss           Value
                                     --------------------------------------------------------------
December 31, 2005
Municipals                              $35,715,981     $   315,262     $   582,213     $35,449,030
Collateralized mortgage obligations      47,791,685              --       1,400,263      46,391,422
Other securities                            225,000           2,202           1,598         225,604
                                     --------------------------------------------------------------
                                        $83,732,666     $   317,464     $ 1,984,074     $82,066,056
                                     ==============================================================
December 31, 2004
Municipals                              $ 5,444,198     $   484,166     $        --     $ 5,928,364
Collateralized mortgage obligations      50,012,255              --         836,980      49,175,275
Other securities                            250,000           4,584             221         254,363
                                     --------------------------------------------------------------
                                        $55,706,453     $   488,750     $   837,201     $55,358,002
                                     ==============================================================

The amortized cost, fair value, and weighted-average yield of investment securities at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call and/or prepay obligations prior to maturity.

                                                           Available-for-Sale Securities
                                      --------------------------------------------------------------------
                                                                                                Weighted-
                                       Within 1                        5 to 10                   Average
                                         Year        1 to 5 Years       Years         Total       Yield
                                      --------------------------------------------------------------------
U.S. treasury and U.S. government
         agency debentures            $ 1,494,394    $ 70,000,000      $    --     $71,494,394    3.32%
Collateralized mortgage obligations            --          35,052                       35,052    4.56%
                                      ----------------------------------------------------------
Amortized cost                        $ 1,494,394    $ 70,035,052      $    --     $71,529,446

                                      ==========================================================
Fair value                            $ 1,492,385    $ 68,509,740      $    --     $70,002,125
                                      ==========================================================
Weighted-average yield                      3.02%           3.33%           --           3.33%
                                      ==========================================================

                                                         Held-to-Maturity Securities
                                                                                                    Weighted-
                                Within 1                     5 to 10    Greater than                 Average
                                  Year      1 to 5 Years      Years       10 Years        Total       Yield
                              --------------------------------------------------------------------------------
Other securities              $    25,000     $  175,000    $   25,000  $        --    $   225,000    4.79%
Municipals                             --      3,274,675     7,119,947   25,321,359     35,715,981    3.96%
Collateral mortgage
   obligations                         --             --     7,397,485   40,394,200     47,791,685    3.44%
                              =====================================================================
Amortized costs               $    25,000     $3,449,675   $14,542,432  $65,715,559    $83,732,666
                              =====================================================================
Fair value                    $    25,000     $3,645,344   $14,303,467  $64,092,245    $82,066,056
                              =====================================================================
Weighted-average yield              6.98%          4.95%         3.93%        3.65%          3.67%
                              =====================================================================


The Corporation held 82 investment securities as of December 31, 2005, of which the amortized cost was greater than market value. The majority of these investment securities were purchased during 2004 and 2005. Management does not believe any individual unrealized loss as of December 31, 2005, represents an other-than-temporary impairment. The unrealized losses relate primarily to securities issued by the U.S. treasury, FHLMC and Municipals. These unrealized losses are primarily attributable to changes in interest rates and individually were 4.2% or less of their respective amortized cost basis. The Corporation has both the intent and ability to hold these securities for a time necessary to recover the amortized cost.

                                                      Available for Sale Securities
                              ---------------------------------------------------------------------------
                                        Less than 12 months                   Greater than 12 months
                                  In an unrealized loss position         In an unrealized loss position
                              -------------------------------------  ------------------------------------
                                                                                                             Total
                               Unrealized    Number                   Unrealized    Number                 Unrealized      Total
                                  Loss         of       Estimated        Loss         of       Estimated      Loss       Estimated
                                 Amount    Securities   Fair Value      Amount    Securities   Fair Value    Amount      Fair Value
                              -------------------------------------  --------------------------------------------------------------
Investment securities:
   U.S. treasury securities   $       949           2  $   991,055   $     1,060           1  $   501,330   $    2,009  $ 1,492,385
   U. S. government agencies      337,399           1   19,662,601     1,187,901           3   48,812,099    1,525,300   68,474,700
   Collateralized mortgage
    obligations                        --          --           --            12           1       35,040           12       35,040
                              -----------------------------------------------------------------------------------------------------
Total                         $   338,348  $        3  $20,653,656   $ 1,188,973  $        5  $49,348,469   $1,527,321  $70,002,125
                              =====================================================================================================

                                        Held-to-Maturity Securities
                    ------------------------------------------------------------------------
                            Less than 12 Months                Greater than 12 Months
                      In an Unrealized Loss Position       In an Unrealized Loss Position
                    -----------------------------------   ----------------------------------
                                                                                                Total         Total
                     Unrealized    Number                 Unrealized    Number                Unrealized    Estimated
                        Loss         of       Estimated      Loss         of      Estimated      Loss         Fair
                       Amount    Securities  Fair Value     Amount    Securities  Fair Value    Amount        Value
                    --------------------------------------------------------------------------------------------------
Collateralized
Mortgage
Obligations          $        --      --     $        --  $ 1,400,263       3    $46,391,422  $1,400,263   $46,391,422
Municipal Bonds          582,213      66      29,643,479           --      --             --     582,213    29,643,479
Other securities              --      --              --        1,598       5        123,402       1,598       123,402
                     -------------------------------------------------------------------------------------------------
                     $   582,213      66     $29,643,479  $ 1,401,861       8    $46,514,824  $1,984,074   $76,158,303
                     =================================================================================================


Investment securities with a carrying value of approximately $51,000,000 and $81,000,000 at December 31, 2005 and 2004, respectively, were pledged as collateral for bankruptcy accounts to the U.S. Department of Justice, Treasury Tax and Loan, and securities sold under agreements to repurchase.

6. Derivative Instruments and Hedging Activities

During the second quarter of 2004, the Corporation entered into a three-year interest rate swap to reduce the volatility of variable interest payments received on a portion of its overnight federal funds sold. This interest rate swap qualified as and is being accounted for as a cash flow hedge pursuant to Statement 133. Statement 133 requires changes in the fair value of cash flow hedges to be reported as a component of other comprehensive income, net of taxes to the extent that the hedge is effective.

                                        December 31, 2005                          December 31, 2004
                           ---------------------------------------------------------------------------------------
                                                             Net                                       Net
                              Notional    Derivative   Ineffectiveness   Notional    Derivative  Ineffectiveness
                               Amount      Liability     Hedge Gains      Amount      Liability    Hedge Gains
                                                          (Losses)                                   (Losses)
                           ---------------------------------------------------------------------------------------
   Receive fixed interest
     rate swap                $20,000,000     $536,902       $ -         $20,000,000     $377,804      $ -
                           =======================================================================================

7. Loans and Allowance for Loan Losses

Loans consist of the following at December 31:

                                                    2005            2004
                                                -------------------------------

     Residential loans secured by real estate    $ 245,939,099  $ 243,717,433
     Commercial loans secured by real estate       138,075,123    127,772,683
     Other commercial and industrial loans         252,528,082    235,704,551
     Consumer loans                                 47,945,498     49,257,902
                                                -------------------------------
     Total loans                                   684,487,802    656,452,569
     Less allowance for loan losses                (8,346,390)     (7,795,803)
                                                -------------------------------
     Total loans, net                            $ 676,141,412  $ 648,656,766
                                                ===============================

Activity in the allowance for loan losses was as follows:

                                        2005            2004          2003
                                    -------------------------------------------

     Beginning balance                $7,795,803     $ 8,029,596    $7,227,000
     Loans charged off (net)          (1,534,413)     (1,553,793)     (397,404)
     Provision for loan losses         2,085,000       1,320,000     1,200,000
                                    -------------------------------------------
     Ending balance                   $8,346,390     $ 7,795,803    $8,029,596
                                    ===========================================

A loan is considered delinquent when a payment has not been made more than 30 days past its contractual due date.

Loans past due over 30 days totaled $4,417,657 or .65% of total loans at December 31, 2005 compared to $3,019,524, or .46% of total loans at December 31, 2004.

Loans are considered to be impaired when it is determined that the obligor will not pay all contractual principal and interest when due. At December 31, 2005, 38 loans with a total balance of $3,648,491 were considered to be impaired. At December 31, 2004, 32 loans with a total balance of $3,119,000 were considered to be impaired. The average combined balance of impaired loans during 2005 and 2004 was $2,964,000 and $3,542,000, respectively. For loans classified as impaired at December 31, 2005, the contractual interest due and the actual accrued interest recorded and paid on those loans during 2005 was $371,357 and $109,922, respectively. The related allowance on impaired loans at December 31, 2005 was $865,268.

At December 31, 2005 and 2004, there were approximately $0 and $73,000 of loans greater than 90 days past due and still accruing interest.

Loans are made principally to borrowers in the central Indiana area.

8. Premises and Equipment

Premises and equipment consist of the following at December 31:

                                                         2005           2004
                                                    ----------------------------

     Land and improvements                          $  2,270,444    $ 2,270,444
     Building and improvements                         8,516,806      5,426,385
     Construction in progress                            101,405      1,109,187
     Leasehold improvements                            1,628,213      1,628,213
     Furniture and equipment                           8,449,483      7,276,869
                                                    ----------------------------
                                                      20,966,351     17,711,098
     Less accumulated depreciation and amortization   (9,093,955)    (8,034,830)
                                                    ----------------------------
     Net premises and equipment                     $ 11,872,396    $ 9,676,268
                                                    ============================

Certain Corporation facilities and equipment are leased under various operating leases. Rental expense under these leases was $363,640, $260,378, and $247,822 for 2005, 2004, and 2003, respectively.

Future minimum rental commitments under noncancelable leases are:

     2006                                              $   357,130
     2007                                                  336,262
     2008                                                  303,808
     2009                                                  256,853
     2010                                                  160,465
     Thereafter                                            936,612
                                                       -----------
                                                        $2,351,130
                                                       ===========

9. Mortgage Banking Activities

The Corporation may sell certain originated mortgage loans into the secondary market as part of its overall risk management and liquidity strategy. The Corporation typically retains the responsibility for servicing these mortgage loans in return for a servicing fee received from the purchaser. Mortgage loans sales of $18,372,384 and $32,995,345 occurred during 2005 and 2004 and gains of $82,493 and $157,145 were recognized on these loan sales in the respective periods. Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. However, an asset representing the allocated basis of the mortgage servicing rights is recognized upon the sale of the underlying mortgage loan. The unpaid principal balances of mortgage loans serviced for others were $99,128,860 and $96,362,758 at December 31, 2005 and 2004,
respectively.

Gains and losses on the sales of mortgage loans, along with the amortization of mortgage servicing rights is included in mortgage banking income on the statement of income.

The following table is a breakdown of mortgage servicing rights:

                                                     2005              2004
                                                 ------------------------------

     Balance at January 1                        $ 1,571,712       $ 1,505,241
     Plus: additions                                 173,327           311,332
     Less: amortization                             (262,485)         (244,861)
                                                 ------------------------------
     Balance at December 31                        1,482,554         1,571,712
     Less: valuation allowance                      (182,218)         (350,136)
                                                 ------------------------------
     Balance, net                                $ 1,300,336       $ 1,221,576
                                                ==============================

Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. Future amortization expense may be different depending on changes in the mortgage servicing pool, interest rates, and market conditions.

10. Deposits

Deposits are summarized as follows:

                                                        December 31
                                                2005                  2004
                                          -----------------------------------
     Demand accounts:
        Noninterest-bearing               $ 171,857,446         $ 153,674,215
        Interest bearing                    105,265,553            96,248,216
                                          -----------------------------------
     Total demand accounts                  277,122,999           249,922,431

     Money market accounts                  348,796,150           316,175,384
     Savings accounts                        11,158,554            10,831,226
     Certificate accounts:
        Over $100,000                        66,209,839            49,039,847
        Under $100,000                       71,028,173            67,462,157
                                          -----------------------------------
     Total deposits                       $ 774,315,715         $ 693,431,045
                                          ===================================


At December 31, 2005, the stated maturities of time deposits are as follows:

                                                                    Greater
                                                    Less Than         Than
                                                     $100,000       $100,000
                                                   ---------------------------

     Mature in three months or less                  $13,826,565   $17,234,147
     Mature after three months through six months      9,442,103     9,729,509
     Mature after six months through twelve months    16,877,266    19,858,460
     Mature in 2007                                   16,492,867    11,913,132
     Mature in 2008                                    5,655,044     2,242,375
     Thereafter                                        8,734,328     5,232,216
                                                   ---------------------------
                                                     $71,028,173   $66,209,839
                                                   ===========================

11. Other Borrowings

Security repurchase agreements are short-term borrowings that generally mature within one to three days from the transaction date. At December 31, 2005 and 2004, the weighted-average interest rate on these borrowings was 2.51% and 0.74%, respectively.

All of the FHLB advances have a fixed interest rate and require monthly interest payments. The principal balances for each of the advances is due at maturity. The advances are collateralized by a pledge covering certain of the Corporation's mortgage loans.

A schedule of the FHLB advances as of December 31, 2005 and 2004 is as follows:

                           2005                                                       2004
  --------------------------------------------------------   -------------------------------------------------------
          Amount             Rate          Maturity                   Amount             Rate         Maturity
  --------------------------------------------------------   -------------------------------------------------------

     $       5,000,000      5.43%         03/16/2006              $     5,000,000       5.14%        08/01/2005
             5,000,000      5.32%         05/08/2006                    3,000,000       5.39%        10/03/2005
             8,000,000      4.19%         07/24/2007                    5,000,000       5.43%        03/16/2006
             3,000,000      5.57%         08/13/2007                    5,000,000       5.32%        05/08/2006
             3,000,000      5.55%         10/02/2008                    8,000,000       4.19%        07/24/2007
                                                                        3,000,000       5.57%        08/13/2007
                                                                        3,000,000       5.55%        10/02/2008


  ------------------------                                   -------------------------
     $    24,000,000                                              $    32,000,000
  ========================                                   =========================

The Corporation maintains a revolving credit agreement with Harris Trust and Savings Bank in the amount of $5,000,000 that will mature on September 30, 2006. At December 31, 2005 and 2004, $0 was outstanding. The Corporation pays a commitment fee of .25% per annum on the average daily unused portion of the line of credit.

The Bank entered into a $5,000,000 subordinated term loan agreement with Harris Trust and Savings Bank dated June 6, 2003. The first advance was made in the amount of $2,000,000 on June 6, 2003. The second advance was made in the amount of $3,000,000 on May 3, 2004. The final maturity date of the loan is June 6, 2012. The outstanding principal balance is permitted to be repaid prior to maturity with prior consent from the Federal Reserve. There are many different interest rate options available. Each floating rate option is available for a fixed term of 1-3 months. The Bank is currently paying adjusted three-month LIBOR plus 2.0% which equates to 6.42% at December 31, 2005. Interest payments are due at the expiration of the fixed term option.

12. Stock Option and Award and Employee Benefit Programs

The Board of Directors and the shareholders of the Corporation adopted stock option plans for directors and key employees at the initial formation of the Bank in 1993. The Board of Directors authorized 130,000 shares in 1993, 90,000 shares in 1996, 150,000 shares in 1999, and an additional 120,000 during 2002 to be reserved for issuance under the Corporation's stock option plan. In May 2003, the director stock option plan was dissolved, and in June 2005, the key employee stock option plan was dissolved; however, all of the options in these plans remain exercisable for a period of ten years from the date of issuance, subject to the terms and conditions of the plans.

Shares subject to outstanding options are summarized as follows:

                                     2005                          2004                          2003
                         -----------------------------------------------------------------------------------------
                                         Weighted-                       Weighted-                   Weighted-
                                          Average                         Average                     Average
                                          Exercise                       Exercise                     Exercise
                            Options        Price          Options          Price        Options        Price
                         -----------------------------------------------------------------------------------------
Options outstanding at
   beginning of year
                             278,056       $21.99         379,695         $19.15        391,557       $18.75
New options
   granted                         -         -              6,892          33.92          5,800        29.98
Options exercised            (19,531)       14.70        (101,931)         11.70        (17,662)       13.79
Options forfeited             (1,000)       27.75          (6,600)         28.52              -         -
                         ------------                 ------------                  ------------
Options outstanding at
   end of year               257,525       $22.52         278,056         $21.99        379,695       $19.15
                         ============                 ============                  ============

Exercisable at year end      173,820       $19.77         187,321         $19.17        266,881       $16.25

There were no options granted during 2005. The weighted-average fair value of the options granted during 2004 and 2003 was $12.19, and $10.43, respectively.

As of December 31, 2005, total shares which may be purchased under the plans is 257,525 with option prices ranging from $12.50 to $34.50. The weighted-average remaining contractual life of those options is five years.

The following table is a breakdown of the available options which can be exercised with their respective weighted-average exercise price and weighted-average contractual life:

                                                               Weighted-Average
       Number of Options                    Weighted-Average   Contractual Life
          Outstanding          Range         Exercise Price        (Years)
     --------------------------------------------------------------------------
             107,700        $12.50-$19.00        $16.87              2.7
             142,933        $20.00-$29.50        $26.23              6.0
               6,892        $31.25-$34.50        $33.75              8.6
     --------------------------------------------------------------------------
             257,525        $12.50-$34.50        $22.52              4.7

The Board of Directors also approved a restricted stock plan in 1993. Shares reserved by the Corporation for the restricted stock plan include 50,000 shares in 1993, 20,000 shares in 1996, 40,000 in 1999, and an additional 55,000 shares in 2002. Under this plan, shares were issued in the proceeding years as detailed in the following table. The Corporation recorded each stock issuance in shareholders' equity at an amount equal to the fair market value of the shares at the grant date with an offsetting amount recorded to unearned compensation (contra-equity). The unearned compensation is amortized to salary expense over the vesting period. In June 2005, the restricted stock plan was dissolved and no additional restricted stock will be issued from this plan.

 Fiscal Year    Number of        Shares         Unearned
    Ended     Shares Issued     Forfeited     Compensation     Vesting Schedule  Date Fully Vested
---------------------------------------------------------------------------------------------------
    1997          19,500            700         $242,332         20% per year    January 1, 2002
    1998           1,000              -           14,000         20% per year    January 1, 2003
    1999          36,000          2,000          646,000         5 year cliff    June 30, 2004
    2000           5,000              -          100,000         5 year cliff    March 16, 2005
    2001           3,000              -           69,000         5 year cliff    January 26, 2006
    2002           1,500              -           37,500         5 year cliff    June 11, 2006
    2002           6,500              -          178,750         4 year cliff    August 31, 2006
    2002          30,800            500          845,200         5 year cliff    June 20, 2007
    2003           1,700              -           50,150         5 year cliff    January 8, 2008
    2003             700              -           21,875         5 year cliff    July 17, 2008
    2004           3,100            700           82,800         5 year cliff    December 16, 2009
    2005               -           (300)               -                    -           -

During 2005, certain officers/directors of the Corporation exercised their options to purchase 19,531 shares of common stock. The exercise price ranged from $10.00 to $27.50 with a weighted-average exercise price of $14.70 and a weighted-average fair market value of the stock was $37.30.

During 2004, certain officers/directors of the Corporation exercised their options to purchase 101,931 shares of common stock. The exercise price ranged from $10.00 to $27.50 with a weighted-average exercise price of $11.70 and a weighted-average fair market value of the stock was $32.99.

During 2003, certain officers/directors of the Corporation exercised their warrants/options to purchase 55,662 shares of common stock. The exercise price ranged from $10.00 to $27.50 with a weighted average exercise price of $11.20 and a weighted average fair market value of the stock was $31.40.

Due to the exercise of the options, the Corporation received a deduction for tax purposes for the difference between the fair value of the stock at the date of the exercise and the exercise price. In accordance with APB 25, the Corporation has recorded an income tax benefit of $172,650 and $817,610, 456,013 as additional paid-in capital during 2005, 2004 and 2003, respectively.

The Corporation has elected to follow APB 25 and related Interpretations in accounting for its director and employee stock options and restricted stock. Under APB 25, because the exercise price of the Corporation's director and employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: a dividend yield; a volatility factor of the expected market price of the Corporation's common stock; an expected life of the options of ten years; and the risk-free interest rate. The fair value for the restricted stock is estimated to equal the fair value of unrestricted stock and to be restricted for five years.

During 2005, the Board of Directors and the shareholders of the Corporation adopted The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan. The maximum number of shares to be delivered upon exercise of all options and restricted stock awarded under the Plan will not exceed 333,000 shares. There were no grants during 2005 under this plan.

The following is a summary of the weighted-average assumptions used in the Black-Scholes pricing model:

        Year    Dividend Yield     Volatility Factor      Risk Free Rate
       -------------------------------------------------------------------
        2005          -                    -                    -
        2004          0%               0.054485                4.4%
        2003          0%                 0.001               4.3%-4.4%


The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

The Corporation has a trusteed 401(k) retirement savings plan covering substantially all employees and encouraging employee contributions. Employer contributions include Board of Director discretionary contributions and the matching of a portion of employee contributions. The Corporation expensed approximately $264,000, $201,000, and $211,000 for employer contributions to the plan during 2005, 2004, and 2003, respectively.

13. Dividend and Loan Limitation and Regulatory Capital Ratios

Dividends from the Bank to the Corporation may not exceed the undivided profits of the Bank (included in consolidated retained earnings) without prior approval of a federal regulatory agency. In addition, federal banking laws limit the amount of loans the Bank may make to the Corporation, subject to certain collateral requirements. No loans were made during 2005 or 2004 by the Bank to the Corporation. The Bank declared a $1,300,000 and $1,000,000 dividend to the Corporation during 2005 and 2004, respectively.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Bank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of total qualifying capital to total adjusted asset (as defined). Management believes, as of December 31, 2005 and 2004, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2005, the most recent notification from the comptroller of the currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and leveraged capital ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios are also presented in the following table:

                                                                                             To be well
                                                                                      Capitalized under Prompt
                                                                     For Capital          Corrective Action
                                             Actual                Adequacy Purposes           Provisions
                                ------------------------------------------------------------------------------
As of December 31, 2005               Amount        Ratio          Amount      Ratio      Amount        Ratio
                                ------------------------------------------------------------------------------
Tier 1 risk-based capital           $64,121,192      9.0%        $28,491,721    4.0%    $42,737,581      6.0%

Total risk-based capital             77,467,582     10.9%         56,983,441    8.0%    $71,229,301     10.0%

Leveraged capital                    64,121,192      6.8%         37,563,394    4.0%    $46,954,242      5.0%

As of December 31, 2004

Tier 1 risk-based capital           $57,978,004      8.6%        $26,995,059    4.0%    $40,492,588      6.0%

Total risk-based capital             70,773,807     10.5%        $53,990,118    8.0%    $67,487,647     10.0%

Leveraged capital                    57,978,004      6.5%        $35,705,850    4.0%    $44,632,312      5.0%

14. Related Parties

Certain directors and principal shareholders of the Corporation, including their families and companies in which they are principal owners, are loan customers of and have other transactions with the Corporation or its subsidiary in the ordinary course of business. The aggregate dollar amount of these loans was approximately $13,673,699 and $7,129,516 on December 31, 2005 and 2004,
respectively. All of the loans made were on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with unrelated parties. The amounts do not include loans made in the ordinary course of business to companies in which officers or directors of the Corporation are either officers or directors, but are not principal owners, of such companies. During 2005, new loans to these parties amounted to $3,560,997, draws amounted to $3,083,015, and repayments amounted to $99,829.

15. Income Taxes

The Corporation applies a federal income tax rate of 34% and a state tax rate of 8.5% in the computation of tax expense or benefit. The provision for income taxes consisted of the following:

                                            2005          2004          2003
                                       -----------------------------------------

     Current tax expense                 $4,300,157    $2,940,441    $3,592,053
     Deferred tax (benefit) expense        (421,841)      194,557      (379,263)
                                       -----------------------------------------
                                         $3,878,316    $3,134,998    $3,212,790
                                       =========================================

The statutory tax rate reconciliation is as follows:

                                                              2005                2004                2003
                                                      --------------------------------------------------------
     Income before provision for income tax                $10,140,842         $8,816,047          $8,376,990
                                                      ========================================================

     Tax expense at federal statutory rate                 $ 3,447,886         $2,997,456          $2,848,177

     Increase (decrease) in taxes resulting from:
          State income taxes                                   524,884            454,644             485,239
          Deferred compensation                                (28,135)          (154,275)                  -
          Tax-exempt interest                                 (135,688)           (95,303)            (96,360)
          Other                                                 69,369            (67,524)            (24,266)
                                                      --------------------------------------------------------
                                                           $ 3,878,316         $3,134,998          $3,212,790
                                                      ========================================================

     Effective tax rate                                      38.24%             35.56%              38.35%


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

The components of the Corporation's net deferred tax assets in the consolidated balance sheets as of December 31 are as follows:

                                      2005             2004
                                -------------------------------

Deferred tax assets:
   Allowance for loan losses       $ 3,306,005      $ 3,087,918
   Other                             1,785,184        1,145,500
                                -------------------------------
Total deferred tax assets            5,091,189        4,233,418
Deferred tax liability:
   Mortgage servicing rights          (515,063)        (483,866)
                                -------------------------------
Total deferred tax liabilities        (515,063)        (483,866)
                                -------------------------------
Net deferred tax assets            $ 4,576,126      $ 3,749,552
                                ===============================

16. Commitments and Contingencies

A summary of the contractual amount of commitments to extend credit is as follows:

                                                   2005             2004
                                             --------------------------------
Commercial credit lines                         $167,641,092     $181,996,327
Revolving home equity and credit card lines       85,400,798       82,362,909
Standby letters of credit                         10,867,093       13,538,965
Other loans                                        2,860,892        2,811,446
                                             --------------------------------
                                                $266,769,875     $280,709,647
                                             ================================

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

17. Fair Value of Financial Instruments

FASB Statement No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement No. 107 excludes certain financial instruments and all non financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:

     Cash and short-term investments: The carrying amounts reported in the consolidated balance sheets for cash and short-term investments approximate those assets' fair values due to the short maturity of those assets.

     Investment securities (including collateralized mortgage obligations and stock in federal banks): Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

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

The estimated fair values of the Corporation's financial instruments at December 31 are as follows:

                                                2005                               2004
                                   ---------------------------------------------------------------
                                     Carrying          Fair            Carrying          Fair
                                      Amount           Value             Amount          Value
                                   ---------------------------------------------------------------
Assets
Cash and due from banks            $ 32,223,665     $ 32,223,665     $ 22,824,622     $ 22,824,622
Federal funds sold                   33,214,446       33,214,446       31,766,783       31,766,783
Reverse repurchase agreements
                                      5,000,000        5,000,000        5,000,000        5,000,000
Investment securities
   available-for-sale                70,002,125       70,002,125       92,414,044       92,414,044
Investment securities
   held-to-maturity                  83,732,666       82,066,056       55,706,453       55,358,002
Net loans                           676,141,412      669,912,825      648,656,766      650,492,553
Stock in federal banks                3,735,800        3,735,800        3,678,300        3,678,300

Liabilities
Deposits                            774,315,715      772,895,870      693,431,045      692,209,547
Security repurchase agreements
                                     53,556,402       53,556,402       84,162,626       84,162,626
FHLB advances                        24,000,000       24,020,353       32,000,000       32,753,126
Subordinated debt                     5,000,000        4,492,063        5,000,000        4,997,851
Capital securities                           --               --               --               --
Junior subordinated debentures       13,918,000       17,464,789       13,918,000       15,571,225
Interest rate swap                      536,902          536,902          377,804          377,804
Off-balance-sheet instruments
Commitments to extend credit                 --               --               --               --

18. Shareholders' Equity

The following is a summary of activity in accumulated other comprehensive income:

                                                          2005           2004           2003
                                                    -------------------------------------------
Accumulated unrealized gains (losses) on securities   $  (401,367)   $    11,078    $   520,729
   available for sale at January 1, net of tax
Net unrealized losses for period                         (862,696)      (599,230)      (807,042)
Tax benefit                                               341,714        237,355        319,669
Reclassification adjustment of losses included in
   net income                                                  --        (83,739)       (36,891)
Tax benefit                                                    --         33,169         14,613
                                                    -------------------------------------------
Ending other comprehensive income (loss) at           $  (922,349)   $  (401,367)   $    11,078
   December 31, net of tax
                                                    ===========================================

Accumulated unrealized gains on swap at January 1,
   net of tax                                         $  (228,156)   $        --    $        --
Net unrealized loss for period                           (159,098)      (377,804)            --
Tax benefit                                                63,019        149,648             --
                                                    -------------------------------------------
Ending other comprehensive loss at December 31, net   $  (324,235)   $  (228,156)   $        --
   of tax
                                                    ===========================================

Accumulated other comprehensive income (loss) at
   January 1, net of tax                              $  (629,523)   $    11,078    $   520,729
Other comprehensive loss, net of tax                     (617,061)      (640,601)      (509,651)
                                                    -------------------------------------------
Accumulated other comprehensive income (loss) at      $(1,246,584)   $  (629,523)   $    11,078
   December 31, net of tax
                                                    ===========================================

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

                                                         2005         2004         2003
                                                     -------------------------------------
Basic EPS Calculation:
Basic average shares outstanding                       2,298,593    2,302,522    2,343,460
                                                     =====================================

Net income                                            $6,262,526   $5,681,049   $5,164,200
                                                     =====================================

Basic earnings per common share                       $     2.72   $     2.47   $     2.20
                                                     =====================================

Diluted EPS Calculation:
Average shares outstanding                             2,298,593    2,302,522    2,343,460
Nonvested restricted stock                                26,820       30,206       49,620
Net effect of the assumed exercise of stock options
                                                          62,025       61,643       89,919
                                                     -------------------------------------
Diluted average shares                                 2,387,438    2,394,371    2,482,999
                                                     =====================================

Net income                                            $6,262,526   $5,681,049   $5,164,200
                                                     =====================================

Diluted earnings per common share                     $     2.62   $     2.37   $     2.08
                                                     =====================================

20. Parent Company Financial Statements

The condensed financial statements of the Corporation, prepared on a parent company unconsolidated basis, are presented as follows:

Balance Sheet

                                                                                December 31
                                                                            2005           2004
                                                                        --------------------------
Assets
Cash                                                                     $ 1,871,388   $ 2,449,327
Investment in subsidiary                                                  63,004,642    57,470,639
Other assets                                                               1,350,305     1,296,944
                                                                        --------------------------
Total assets                                                              66,226,335   $61,216,910
                                                                        ==========================

Liabilities and shareholders' equity
Other liabilities                                                        $   725,813   $   755,223
Junior subordinated debentures owed to unconsolidated subsidiary trust    13,918,000    13,918,000
                                                                        --------------------------
Total liabilities                                                         14,643,813    14,673,223

Shareholders' equity                                                      51,582,522    46,543,687
                                                                        --------------------------
Total liabilities and shareholders' equity                               $66,226,335   $61,216,910
                                                                        ==========================

Statements of Income

                                                        Years Ended December 31
                                                  2005           2004           2003
                                             ------------------------------------------
Interest income                               $    32,879    $    26,579    $    76,863
Interest expense                                1,487,982      1,488,053      1,590,506
                                             ------------------------------------------
Net interest income                            (1,455,103)    (1,461,474)    (1,513,643)
                                             ------------------------------------------
Other income                                       44,308         44,308             --
Other operating expenses:
Unearned compensation amortization                257,227        299,995        396,092
Other expenses                                    334,703        306,430        305,923
                                             ------------------------------------------
Total other operating expenses                    591,930        606,425        702,015
                                             ------------------------------------------
Net loss before tax benefit and equity in
   undistributed net income of subsidiary
                                               (2,002,725)    (2,023,591)    (2,215,658)
Tax benefit                                       814,187        949,289        817,343
                                             ------------------------------------------

Net loss before equity in undistributed net
   income of subsidiary
                                               (1,188,538)    (1,074,302)    (1,398,315)

Equity in undistributed net income of
   subsidiary                                   7,451,064      6,755,351      6,562,515
                                             ------------------------------------------
Net income                                    $ 6,262,526    $ 5,681,049    $ 5,164,200
                                             ==========================================

Statements of Cash Flows

                                                                         Years Ended December 31
                                                                    2005           2004           2003
                                                            ---------------------------------------------

Operating activities
Net income                                                      $ 6,262,526    $ 5,681,049    $ 5,164,200
Adjustments to reconcile net income to net cash provided by
   (used by) operating activities:
     Undistributed net income of subsidiary                      (7,451,064)    (6,755,351)    (6,562,516)
     Income tax benefit from exercise of options and warrants       172,650        817,610        456,013
     Stock compensation                                              99,793         99,990        110,000
     Unearned compensation amortization                             257,227        299,995        396,092
     Increase(decrease) in other assets                             (53,361)           830       (337,378)
     Increase (decrease) in other liabilities                       (29,410)       113,087       (419,942)
                                                            ---------------------------------------------
Net cash provided by (used by) operating activities                (741,639)       257,210     (1,193,531)

Investing activities
Dividends from The National Bank of Indianapolis                  1,300,000      1,000,000      1,650,000
                                                            ---------------------------------------------
Net cash provided by investing activities                         1,300,000      1,000,000      1,650,000

Financing activities
Proceeds from issuance of stock                                     556,922      1,386,574        869,146
Repurchase of stock                                              (1,693,222)    (3,779,334)    (5,054,547)
                                                            ---------------------------------------------
Net cash used by financing activities                            (1,136,300)    (2,392,760)    (4,185,401)
                                                            ---------------------------------------------

Decrease in cash and cash equivalents                              (577,939)    (1,135,550)    (3,728,932)

Cash and cash equivalents at beginning of year                    2,449,327      3,584,877      7,313,809
                                                            ---------------------------------------------
Cash and cash equivalents at end of year                        $ 1,871,388    $ 2,449,327    $ 3,584,877
                                                            =============================================

21. Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2005 and 2004:

                                  March 31         June 30       September 30    December 31
                                -------------------------------------------------------------
2005

Interest income                  $11,257,015     $12,360,413     $13,429,898     $13,799,781
Interest expense                   4,244,692       5,086,617       5,572,173       6,002,333
                                -------------------------------------------------------------

Net interest income                7,012,323       7,273,796       7,857,725       7,797,448

Provision for loan losses            425,000         495,000         565,000         600,000
Other operating income             1,747,392       1,909,241       1,937,129       1,961,678
Other operating expense            6,041,241       6,232,053       6,505,891       6,491,705
                                -------------------------------------------------------------

Net income before tax              2,293,474       2,455,984       2,723,963       2,667,421

Federal and state income tax         864,141         967,939       1,058,942         987,294
                                -------------------------------------------------------------

Net income after tax             $ 1,429,333     $ 1,488,045     $ 1,665,021     $ 1,680,127
                                ============================================================

Basic earnings per share         $      0.62     $      0.65     $      0.72     $      0.73

Diluted earnings per share       $      0.60     $      0.62     $      0.70     $      0.70


2004

Interest income                  $ 8,758,927     $ 9,057,485     $ 9,894,386     $10,812,759
Interest expense                   2,980,095       2,902,881       3,323,504       3,755,826
                                -------------------------------------------------------------

Net interest income                5,778,832       6,154,604       6,570,882       7,056,933

Provision for loan losses            300,000         300,000         330,000         390,000
Other operating income             1,732,917       1,832,407       1,816,372       1,794,812
Other operating expense            5,476,831       5,725,926       5,672,721       5,726,234
                                -------------------------------------------------------------

Net income before tax              1,734,918       1,961,085       2,384,533       2,735,511

Federal and state income tax         685,628         439,384         910,503       1,099,483
                                -------------------------------------------------------------

Net income after tax             $ 1,049,290     $ 1,521,701     $ 1,474,030     $ 1,636,028
                                ============================================================

Basic earnings per share         $      0.46     $      0.66     $      0.64     $      0.71
Diluted earnings per share       $      0.43     $      0.64     $      0.61     $      0.69

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

(b) Changes in Internal Controls. There has been no change in the Corporation's internal controls over financial reporting that has occurred during the Corporation's last fiscal quarter that has materially affected or is reasonable likely to materially affect, the Corporation's internal control over financial reporting.


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

Not Applicable

PART III

Items 10.  11, 12, 13 and 14
----------------------------

         In accordance with the provisions of General Instruction G to Form 10-K, the information required for the required disclosures under Items 10, 11, 12, 13 and 14 are not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2005 fiscal year, which Proxy Statement will contain such information. The information required by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to such Proxy Statement.

Part IV


Item 15.  Exhibits and Financial Statement Schedules
----------------------------------------------------

(a)      (1) The following consolidated financial statements are included in
             Item 8:

                                                                                Page Number in
                                                                                       10-K

         Independent Auditors' Report on Consolidated Financial Statements               47

         Consolidated Balance Sheets December 31, 2005 and 2004                          48

         Consolidated Statements of Income                                               49
         For the years ended December 31, 2005, 2004 and 2003

         Consolidated Statements of Shareholders' Equity                                 50
         For the years ended December 31, 2005, 2004 and 2003

         Consolidated Statements of Cash Flows                                           51
         For the years ended December 31, 2005, 2004, and 2003

         Notes to consolidated Financial Statements                                      52

         (2) See response to Item 15 (a)(1). All other financial statement schedules have been omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

         (3)      List of Exhibits

EXHIBIT INDEX

         3.01 Articles of Incorporation of the Corporation, filed as Exhibit 3(i) to the Corporation's Form 10-QSB as of September 30, 1995 are incorporated by reference and Articles of Amendment filed as Exhibit 3(i) to the Form 10-K for the fiscal year ended December 31, 2001

         3.02 Bylaws of the Corporation, filed as Exhibit 3(ii) to the Corporation's Form 10-Q as of September 30, 1996 are incorporated by reference

         10.01* 1993 Key Employees' Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(a) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

         10.02* 1993 Directors' Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(b) to the Corporation's Form 10-Q as of June 30, 2001 is incorporated by reference

         10.03* 1993 Restricted Stock Plan of the Corporation, as amended, filed as Exhibit 10(c) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

         10.04* Form of agreement under the 1993 Key Employees Stock Option Plan, filed as Exhibit 10(d) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

         10.05* Form of agreement under the 1993 Restricted Stock Plan, filed as Exhibit 10(e) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

         10.06*   Schedule of Directors Compensation Arrangements, filed as
                  Exhibit 10(f) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

         10.07* Schedule of Named Executive Officers Compensation Arrangements, as amended

         10.08* The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10.01 to the Corporation's Form 8-K dated June 22, 2005 is incorporated by reference

         10.09* Form of Restricted Stock Award Agreement for The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10.02 to the Corporation's Form 8-K dated June 22, 2005 is incorporated by reference

         10.10* Form of Stock Option Award Agreement for The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as
                  Exhibit 10.03 to the Corporation's Form 8-K dated June 22, 2005 is incorporated by reference

         10.11* Employment Agreement dated December 15, 2005 between Morris L. Maurer and the Corporation, filed as Exhibit 10.06 to the Corporation's Form 8-K dated December 21, 2005 is incorporated by reference

         10.12* Employment Agreement dated December 15, 2005 between Philip B. Roby and the Corporation, filed as Exhibit 10.07 to the Corporation's Form 8-K dated December 21, 2005 is incorporated by reference

         10.13* The National Bank of Indianapolis Corporation Executive's Deferred Compensation Plan, filed as Exhibit 10.08 to the Corporation's Form 8-K dated December 21, 2005 is incorporated by reference

         10.14* The National Bank of Indianapolis Corporation 401(K) Savings Plan (as amended and restated generally effective January 1,
                  2006)

         21.00    Subsidiaries of The National Bank of Indianapolis Corporation

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

(Registrant)    The National Bank of Indianapolis Corporation
                --------------------------------------------------------------
By (Signature and Title)  /S/ Morris L. Maurer                  March 24, 2006
                          ------------------------------------  --------------
                              Morris L. Maurer, President            Date
                              (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 By (Signature and Title) /S/ Morris L. Maurer                  March 24, 2006
                          ------------------------------------  --------------
                          Morris L. Maurer, President                Date
                          (Principal Executive Officer)

 By (Signature and Title) /S/ Philip B. Roby                    March 24, 2006
                          ------------------------------------  --------------
                          Philip B. Roby, Executive Vice President   Date
                          Executive Vice President

 By (Signature and Title) /S/ Debra L. Ross                     March 24, 2006
                          ------------------------------------  --------------
                          Debra L. Ross, Senior Vice President       Date
                          (Principal Financial and Accounting Officer)

 By (Signature and Title) /S/ Michael S. Maurer                 March 24, 2006
                          ------------------------------------  --------------
                          Michael S. Maurer, Chairman of the Board   Date

 By (Signature and Title) /S/ Kathryn G. Betley                 March 24, 2006
                          ------------------------------------  --------------
                          Kathryn G. Betley, Director                Date

 By (Signature and Title) /S/ James M. Cornelius                March 24, 2006
                          ------------------------------------  --------------
                          James M. Cornelius, Director               Date

 By (Signature and Title) /S/ David R. Frick                    March 24, 2006
                          ------------------------------------  --------------
                          David R. Frick, Director                   Date

 By (Signature and Title) /S/ Andre B. Lacy                     March 24, 2006
                          ------------------------------------  --------------
                          Andre B. Lacy, Director                    Date

 By (Signature and Title) /S/ G. Benjamin Lantz                 March 24, 2006
                          ------------------------------------  --------------
                          G. Benjamin Lantz, Director                Date

 By (Signature and Title) /S/ Todd H. Stuart                    March 24, 2006
                          ------------------------------------  --------------
                          Todd H. Stuart, Director                   Date

 By (Signature and Title) /S/ John T. Thompson                  March 24, 2006
                          ------------------------------------  --------------
                          John T. Thompson, Director                 Date