Form 10-Q
period 2006-03-31
NATIONAL BANK OF INDIANAPOLIS CORP
filed 2006-05-10
CIK 912382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                        Commission file number: 000-21671

                  THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
             (Exact name of registrant as specified in its charter)

                  Indiana                                  35-1887991
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)

       107 North Pennsylvania Street
           Indianapolis, Indiana                              46204
 (Address of principal executive offices)                  (Zip Code)

                                 (317) 261-9000
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                           Yes [x]     No  [ ]

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
                                                           Yes [ ]     No  [x]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Common Stock                            Outstanding at May 9, 2006
--------------------------------------             --------------------------
[Common Stock, no par value per share]                  2,295,480 shares

                                Table of Contents
                  The National Bank of Indianapolis Corporation

                               Report on Form 10-Q
                                for Quarter Ended
                                 March 31, 2006


PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Unaudited)
          Consolidated Balance Sheets - March 31, 2006
          and December 31, 2005................................................1
          Consolidated Statements of Income - Three Months
          ended March 31, 2006 and 2005........................................2
          Consolidated Statements of Cash Flows - Three Months
          ended March 31, 2006 and 2005........................................3
          Consolidated Statements of Shareholders' Equity - Three Months
          ended March 31, 2006 and 2005........................................4
          Notes to Consolidated Financial Statements........................5-13


Item 2.   Management's Discussion and Analysis.............................14-24

Item 3.   Quantitative and Qualitative Disclosures about Market Risk..........24

Item 4.   Controls and Procedures.............................................25


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings...................................................26
Item 1.A. Risk Factors........................................................26
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds......26-27
Item 3.   Defaults Upon Senior Securities.....................................27
Item 4.   Submission of Matters to a Vote of Security Holders.................27
Item 5.   Other Information ..................................................27
Item 6.   Exhibits.........................................................27-29

Signatures  ..................................................................30

Part I - Financial Information
Item 1. Financial Statements

                  The National Bank of Indianapolis Corporation
                           Consolidated Balance Sheets

                                                                          March 31,        December 31,
                                                                               2006                2005
                                                                         (Unaudited)              (Note)
                                                                ----------------------------------------
Assets
Cash and due from banks                                                $ 88,708,277        $ 32,223,665
Reverse repurchase agreements                                             5,000,000           5,000,000
Federal funds sold                                                       50,141,707          33,214,446
Investment securities
     Available-for-sale securities                                       59,867,676          70,002,125
     Held-to-maturity securities                                         92,450,376          83,732,666
                                                                ----------------------------------------
Total investment securities                                             152,318,052         153,734,791


Loans                                                                   677,093,079         684,487,802
     Less:  Allowance for loan losses                                    (8,791,143)         (8,346,390)
                                                                ----------------------------------------
Net loans                                                               668,301,936         676,141,412
Premises and equipment                                                   12,038,976          11,872,396
Accrued interest                                                          4,560,331           4,602,045
Stock in federal banks                                                    3,735,800           3,735,800
Other assets                                                              8,707,984           7,937,299
                                                                ----------------------------------------
Total assets                                                          $ 993,513,063       $ 928,461,854
                                                                ========================================

Liabilities and shareholders' equity
Deposits:
     Noninterest-bearing demand deposits                              $ 197,065,042       $ 171,857,446
     Money market and savings deposits                                  494,155,297         465,220,257
     Time deposits over $100,000                                         72,389,988          66,209,839
     Other time deposits                                                 73,122,245          71,028,173
                                                                ----------------------------------------
Total deposits                                                          836,732,572         774,315,715
Security repurchase agreements                                           60,258,826          53,556,402
FHLB advances                                                            19,000,000          24,000,000
Subordinated debt                                                         5,000,000           5,000,000
Junior subordinated debentures owed to unconsolidated subsidiary trust   13,918,000          13,918,000
Other liabilities                                                         5,276,884           6,089,215
                                                                ----------------------------------------
Total liabilities                                                       940,186,282         876,879,332

Shareholders' equity:
     Common stock, no par value:
     Authorized shares 2006 and 2005 - 3,000,000 shares;
     issued 2,627,602 in 2006 and 2,657,802 in 2005;
     outstanding 2,299,649 in 2006 and 2,333,406 in 2005                 18,431,296          19,549,673
     Unearned compensation                                                        -            (357,507)
     Additional paid in capital                                           5,045,614           4,009,263
     Retained earnings                                                   31,158,411          29,627,677
     Accumulated other comprehensive loss                                (1,308,540)         (1,246,584)
                                                                ----------------------------------------
Total shareholders' equity                                               53,326,781          51,582,522
                                                                ----------------------------------------
Total liabilities and shareholders' equity                            $ 993,513,063       $ 928,461,854
                                                                ========================================

Note: The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements.

                  The National Bank of Indianapolis Corporation
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                          Three months ended
                                                                               March 31,
                                                                        2006              2005
                                                                  ------------------------------------
Interest income:
     Interest and fees on loans                                        $ 12,073,590       $ 9,704,840
     Interest on investment securities                                    1,610,726         1,292,542
     Interest on federal funds sold                                         411,558           232,064
     Interest on reverse repurchase agreements                               51,375            27,569
                                                                  ------------------------------------
Total interest income                                                    14,147,249        11,257,015

Interest expense:
     Interest on deposits                                                 5,302,610         3,070,985
     Interest on repurchase agreements                                      484,578           336,072
     Interest on FHLB advances and overnight borrowings                     289,509           406,251
     Interest on long term debt                                             459,103           431,384
                                                                  ------------------------------------
Total interest expense                                                    6,535,800         4,244,692
                                                                  ------------------------------------
Net interest income                                                       7,611,449         7,012,323

Provision for loan losses                                                   411,000           425,000
                                                                  ------------------------------------
Net interest income after provision for loan losses                       7,200,449         6,587,323

Other operating income:
     Wealth management fees                                                 838,920           708,206
     Rental income                                                          125,780           113,391
     Service charges and fees on deposit accounts                           407,810           469,074
     Mortgage banking income                                                 78,215            66,073
     Interchange income                                                     179,602           155,383
     Other                                                                  257,788           238,112
                                                                  ------------------------------------
Total other operating income                                              1,888,115         1,750,239

Other operating expenses:
     Salaries, wages and employee benefits                                4,075,231         3,580,785
     Occupancy                                                              420,795           406,034
     Furniture and equipment                                                267,401           209,242
     Professional services                                                  395,082           354,212
     Data processing                                                        446,642           384,417
     Business development                                                   302,285           317,265
     Other                                                                  877,284           792,133
                                                                  ------------------------------------
Total other operating expenses                                            6,784,720         6,044,088
                                                                  ------------------------------------
Net income before tax                                                     2,303,844         2,293,474
     Federal and state income tax                                           773,110           864,141
                                                                  ------------------------------------
Net income after tax                                                    $ 1,530,734       $ 1,429,333
                                                                  ====================================


Basic earnings per share                                                     $ 0.67            $ 0.62
                                                                  ====================================

Diluted earnings per share                                                   $ 0.64            $ 0.60
                                                                  ====================================

See notes to consolidated financial statements.

                  The National Bank of Indianapolis Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                          Three months ended
                                                                               March 31,
                                                                         2006            2005
                                                                    --------------------------------
Operating Activities
Net Income                                                              $ 1,530,734     $ 1,429,333
Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
          Provision for loan losses                                         411,000         425,000
          Depreciation and amortization                                     385,636         341,158
          Mortgage servicing rights impairment recoveries                   (35,632)        (66,190)
          (Gain) loss on sale of loans                                      (31,915)         24,560
          Gain on sale of fixed assets                                            -         (23,100)
          Income tax benefit from exercise of options (APB 25)                    -          38,767
          Net accretion of investments                                       75,970          73,720
          Unearned compensation amortization                                      -          68,868
          Compensation expense related to restricted stock and options      112,455               -
          (Increase) decrease in:
             Accrued interest receivable                                     41,714         108,858
             Other assets                                                  (750,224)       (164,519)
          Decrease in:
             Other liabilities                                             (812,331)       (430,498)

                                                                    --------------------------------
Net cash provided by operating activities                                   927,407       1,825,957
                                                                    --------------------------------

Investing Activities
Net change in federal funds sold                                        (16,927,261)      4,569,156
Proceeds from maturities of investment securities held
      to maturity                                                         1,726,478         368,052
Proceeds from maturities of investment securities available
      for sale                                                           11,005,197      20,507,620
Purchases of investment securities held to maturity                     (10,523,243)        (28,900)
Purchases of investment securities available for sale                      (981,875)    (20,494,843)
Net (increase) decrease in loans                                          2,267,511     (13,422,233)
Proceeds from sale of loans                                               5,192,880       6,909,924
Purchases of bank premises and equipment                                   (484,789)       (734,944)

                                                                    --------------------------------
Net cash used by investing activities                                    (8,725,102)     (2,326,168)
                                                                    --------------------------------

Financing Activities
Net increase in deposits                                                 62,416,857      37,685,999
Net increase in security repurchase agreements                            6,702,424       6,949,110
Net change in FHLB borrowings                                            (5,000,000)              -
Income tax benefit from exercise of options (FASB 123(R))                   108,878               -
Proceeds from issuance of stock                                             201,250          63,000
Repurchase of stock                                                        (147,102)       (102,985)

                                                                    --------------------------------
Net cash provided by financing activities                                64,282,307      44,595,124
                                                                    --------------------------------

Increase in cash and cash equivalents                                    56,484,612      44,094,913

Cash and cash equivalents at beginning of year                           32,223,665    $ 22,824,622
                                                                    --------------------------------

Cash and cash equivalents at end of period                             $ 88,708,277    $ 66,919,535
                                                                    ================================


Interest paid                                                           $ 6,728,454     $ 4,496,649
                                                                    ================================

Income taxes paid                                                         $ 481,105       $ 632,371
                                                                    ================================

See notes to consolidated financial statements.

                                         The National Bank of Indianapolis Corporation
                                         Consolidated Statement of Shareholders' Equity
                                                          (Unaudited)

                                                                                                       Accumulated
                                                                            Additional                   and Other
                                                    Common       Unearned      Paid In     Retained  Comprehensive
                                                     Stock   Compensation      Capital     Earnings         Income         TOTAL
                                              -----------------------------------------------------------------------------------
Balance at December 31, 2004                  $ 20,595,989     $ (624,543) $ 3,836,613 $ 23,365,151     $ (629,523) $ 46,543,687

Comprehensive income:
    Net income                                                                            1,429,333                    1,429,333
    Other comprehensive income
       Net unrealized loss on investments,
         net of tax of $504,502                                                                           (769,171)     (769,171)
       Net unrealized loss on swap
        net of tax $86,405                                                                                (131,735)     (131,735)
                                                                                                                   --------------

Total comprehensive income                                                                                               528,427

Income tax benefit from exercise of
  warrants & options                                                            38,767                                    38,767
Issuance of stock (4,457 shares)                    61,516          1,484                                                 63,000
Repurchase of stock (2,850 shares)                (102,985)                                                             (102,985)
Compensation earned                                                68,868                                                 68,868
                                              -----------------------------------------------------------------------------------
Balance at March 31, 2005                     $ 20,554,520     $ (554,191) $ 3,875,380 $ 24,794,484   $ (1,530,429) $ 47,139,764
                                              ===================================================================================




Balance at December 31, 2005                  $ 19,549,673     $ (357,507) $ 4,009,263 $ 29,627,677   $ (1,246,584) $ 51,582,522

Comprehensive income:
    Net income                                                                            1,530,734                    1,530,734
    Other comprehensive income
       Net unrealized loss on investments,
         net of tax of $45,240                                                                             (68,973)      (68,973)
       Net unrealized gain on swap
        net of tax $4,602                                                                                    7,017         7,017

                                                                                                                   --------------
Total comprehensive income                                                                                             1,468,778

Income tax benefit from exercise of
  warrants & options                                                           108,878                                   108,878
Issuance of stock (11,500 shares)                  201,250                                                               201,250
Repurchase of stock (3,557 shares)                (147,102)                                                             (147,102)
Compensation earned                                                            112,455                                   112,455
Adoption of FASB 123(R)                         (1,172,525)       357,507      815,018                                         -
                                              -----------------------------------------------------------------------------------
Balance at March 31, 2006                     $ 18,431,296     $        -  $ 5,045,614 $ 31,158,411   $ (1,308,540) $ 53,326,781
                                              ===================================================================================

See notes to consolidated financial statements.

                        The National Bank of Indianapolis
                                   Corporation

                   Notes to Consolidated Financial Statements

                                 March 31, 2006

                          Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of The National Bank of Indianapolis Corporation ("Corporation") and its wholly-owned subsidiary, The National Bank of Indianapolis ("Bank"). All intercompany transactions between the Corporation and its subsidiary have been properly eliminated. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Form 10-K for the year ended December 31, 2005.


                       Note 2: Trust Preferred Securities

In September 2000, the Corporation established the Trust, a Connecticut statutory business trust, which subsequently issued $13,500,000 of company obligated mandatorily redeemable capital securities and $418,000 of common securities. The proceeds from the issuance of both the capital and common securities were used by the Trust to purchase from the Corporation $13,918,000 fixed rate junior subordinated debentures. The capital securities and debentures mature September 7, 2030, or upon earlier redemption as provided by the Indenture. The Corporation has the right to redeem the capital securities, in whole or in part, but in all cases in a principal amount with integral multiples of $1,000, on any March 7 or September 7 on or after September 7, 2010 at a premium, declining ratably to par on September 7, 2020. The capital securities and the debentures have a fixed interest rate of 10.60%, and are guaranteed by the Bank. The subordinated debentures are the sole assets of the Trust. The net proceeds received by the Corporation from the sale of capital securities were used for general corporate purposes. The indenture, dated September 7, 2000, requires compliance with certain non-financial covenants.

Interest payments made on the junior subordinated debentures are reported as a component of interest expense on long-term debt.

                          Note 3: Investment Securities
The securities available for sale and held to maturity are summarized as follows:

                                                               Available-for-Sale Securities
                                            -----------------------------------------------------------------
                                                                  Gross         Gross          Estimated
                                                Amortized      Unrealized     Unrealized         Fair
                                                  Cost            Gain           Loss            Value
                                            -----------------------------------------------------------------
March 31, 2006
U.S. Treasury securities                         $ 1,479,354            $ -       $ 4,334        $ 1,475,020
U.S. Government agencies                          60,000,000              -     1,637,200       $ 58,362,800
Collateralized mortgage obligations                   29,855              1             -             29,856
                                            -----------------------------------------------------------------
                                                $ 61,509,209            $ 1    $1,641,534       $ 59,867,676
                                            =================================================================
December 31, 2005
U.S. Treasury securities                         $ 1,494,394              -       $ 2,009        $ 1,492,385
U.S. Government agencies                          70,000,000              -     1,525,300         68,474,700
Collateralized mortgage obligations                   35,052              -            12             35,040
                                            -----------------------------------------------------------------
                                                $ 71,529,446            $ -    $1,527,321       $ 70,002,125
                                            =================================================================


                                                                Held-to-Maturity Securities
                                            -----------------------------------------------------------------
                                                                 Gross          Gross         Estimated
                                               Amortized       Unrealized    Unrealized          Fair
                                                  Cost            Gain          Loss            Value
                                            -----------------------------------------------------------------
March 31, 2006
Municipals                                      $ 46,241,322      $ 263,617    $1,120,292       $ 45,384,647
Collateralized mortgage obligations               45,984,054              -     1,644,630         44,339,424
Other securities                                     225,000          1,487         2,050            224,437
                                            -----------------------------------------------------------------
                                                $ 92,450,376      $ 265,104    $2,766,972       $ 89,948,508
                                            =================================================================
December 31, 2005
Municipals                                        35,715,981      $ 315,262       582,213        $35,449,030
Collateralized mortgage obligations               47,791,685              -     1,400,263         46,391,422
Other securities                                     225,000          2,202         1,598            225,604
                                            -----------------------------------------------------------------
                                                $ 83,732,666      $ 317,464    $1,984,074       $ 82,066,056
                                            =================================================================

The Corporation held 108 investment securities as of March 31, 2006 of which the amortized cost was greater than market value. The unrealized losses relate primarily to securities issued by the U.S. treasury, the Federal Home Loan Mortgage Corporation (FHLMC) and Municipals. The majority of these investment securities were purchased during 2004 and 2005. Management does not believe any individual unrealized loss as of March 31, 2006 represents an other-than temporary impairment. The Corporation has both the intent and ability to hold these securities for a time necessary to recover the amortized cost.

Available for Sale Securities

                                    Less than 12 months                    Greater than 12 months
                              In an unrealized loss position          In an unrealized loss position
                         ---------------------------------------  ------------------------------------
                                                                                                            Total        Total
                          Unrealized    Number                     Unrealized    Number                  Unrealized    Estimated
                             Loss         of       Estimated          Loss        of       Estimated       Loss          Fair
                            Amount    Securities   Fair Value        Amount    Securities  Fair Value      Amount        Value
                         ---------------------------------------  ---------------------------------------------------------------
Investment securities:
  U.S. treasury securities    $ 4,334          3     $1,475,020     $        -        -    $         -   $    4,334   $ 1,475,020
  U.S. government agencies          -          -              -      1,637,200        3     58,362,800    1,637,200    58,362,800
                         --------------------------------------------------------------------------------------------------------
Total                         $ 4,334          3     $1,475,020     $1,637,200        3    $58,362,800   $1,641,534   $59,837,820
                         ========================================================================================================


The unrealized losses for investments classified as available-for-sale are primarily attributable to changes in interest rates and individually were 4.3% or less of their respective amortized costs.

Held to Maturity Securities

                                    Less than 12 months                    Greater than 12 months
                              In an unrealized loss position          In an unrealized loss position
                         ---------------------------------------  ------------------------------------
                                                                                                            Total        Total
                          Unrealized    Number                     Unrealized    Number                  Unrealized    Estimated
                             Loss         of       Estimated          Loss        of       Estimated       Loss          Fair
                            Amount    Securities   Fair Value        Amount    Securities  Fair Value      Amount        Value
                         ---------------------------------------  ---------------------------------------------------------------
Investment securities:
   Municipal Bonds          1,120,292         94     39,618,838              -        -              -    1,120,292    39,618,838
   Collateralized
      mortgage obligations        $ -        $ -            $ -     $1,644,630        3    $44,339,424   $1,644,630   $44,339,424
   Other securities                 -          -              -          2,050        5        122,950        2,050       122,950
                         --------------------------------------------------------------------------------------------------------
Total                     $ 1,120,292       $ 94   $ 39,618,838     $1,646,680        8    $44,462,374   $2,766,972   $84,081,212
                         ========================================================================================================

                                  Note 4: Loans
Loans consist of the following:

                                                                March 31, 2006       December 31, 2005
                                                              ----------------------------------------
     Residential loans secured by real estate                     $249,128,637            $245,939,099
     Commercial loans secured by real estate                       137,911,651             138,075,123
     Other commercial and industrial loans                         248,522,307             252,528,082
     Loans to individuals for household, family, and other
         consumer expenditures                                      41,530,483              47,945,498
                                                              ----------------------------------------
     Total loans                                                   677,093,079             684,487,802
         Less allowance for loan losses                             (8,791,143)             (8,346,390)
                                                              ----------------------------------------
         Total loans, net                                         $668,301,936            $676,141,412
                                                              ========================================

Activity in the allowance for loan losses was as follows:

                                                       March 31, 2006      March 31, 2005
                                                   ---------------------------------------
          Beginning balance                               $ 8,346,390         $ 7,795,803
          Loans charged off/recoveries (net)                   33,753            (527,957)
          Provision for loan losses                           411,000             425,000
                                                   ---------------------------------------
          Ending balance                                  $ 8,791,143         $ 7,692,846
                                                   =======================================

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

Under the terms of the agreement, there are various interest rate options available. Each floating rate option is available for a fixed term of 1-3 months. The Bank is currently paying adjusted 3-month LIBOR plus 2.0% which equates to 6.82 % at March 31, 2006. Interest payments are due at the expiration of the fixed term option.

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

                                                      March 31, 2006                          December 31, 2005
------------------------------------------------------------------------------------------------------------------------------
                                                                    Net Ineffective                           Net Ineffective
                                             Notional   Derivative    Hedge Gains      Notional   Derivative    Hedge Gains
                                              Amount    Liability       (Losses)        Amount    Liability      (Losses)
------------------------------------------------------------------------------------------------------------------------------
Cash Flow Hedge
     Overnight Federal Funds Sold
        Receive fixed interest rate swap    $20,000,000  $ 525,282      $    -        $20,000,000  $ 536,902     $    -

                           Note 7: Exercise of Options

During the first quarter of 2006, two directors and one officer of the Corporation exercised options to purchase 11,500 common shares in aggregate. The weighted average exercise price was $17.50 and the weighted average fair market value of the stock was $41.71.

Due to the exercise of these options for the first three months ended March 31, 2006, the Corporation will receive a deduction for tax purposes for the difference between the fair value of the stock at the date of exercise and the exercise price. In accordance with Financial Accounting Standard Board (FASB) Statement No. 123(R), Share Based Payment, the Corporation has recorded the income tax benefit of $108,878 as additional paid in capital for the three months period ended March 31, 2006.

                           Note 8: Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                Three months ended
                                                                      March 31,
                                                               2006            2005
                                                               ----            ----
Basic average shares outstanding                             2,292,546       2,304,420
                                                         ==============    ============

Net income                                                  $1,530,734      $1,429,333
                                                         ==============    ============

Basic net income per common share                                $0.67           $0.62
                                                         ==============    ============

Diluted
      Average shares outstanding                             2,292,546       2,304,420
      Nonvested restricted stock                                24,138          27,000
      Common stock equivalents
        Net effect of the assumed exercise of stock options     62,429          63,528
                                                         --------------    ------------
Diluted average shares                                       2,379,112       2,394,948
                                                         ==============    ============

Net income                                                  $1,530,734      $1,429,333
                                                         ==============    ============

Diluted net income per common share                              $0.64           $0.60
                                                         ==============    ============

                          Note 9: Comprehensive Income

The following is a summary of activity in accumulated other comprehensive income:

                                                                                       Three months ended
                                                                             March 31,                    March 31,
                                                                               2006                          2005
                                                                     ------------------------------------------------
Accumulated unrealized loss on securities available for sale at
  beginning of period, net of tax                                         $   (922,349)                 $   (401,367)
Net unrealized losses for period                                              (114,213)                   (1,273,673)
   Tax benefit                                                                  45,240                       504,502
                                                                     ------------------------------------------------
Ending other comprehensive loss at end of period, net of tax              $   (991,322)                 $ (1,170,538)
                                                                     ================================================


Accumulated unrealized losses on swap at beginning of period,
  net of tax                                                              $   (324,235)                 $   (228,156)
Net unrealized gain for (losses) period                                         11,619                      (218,140)
   Tax benefit (expense)                                                        (4,602)                       86,405
                                                                     ------------------------------------------------
Ending other comprehensive loss at end of period, net of tax              $   (317,218)                 $   (359,891)
                                                                     ================================================


Accumulated other comprehensive loss at beginning of period,
  net of tax                                                              $ (1,246,584)                 $   (629,523)
Other comprehensive loss, net of tax                                           (61,956)                     (900,906)
                                                                     ------------------------------------------------
Accumulated other comprehensive loss at end of period, net of tax         $ (1,308,540)                 $ (1,530,429)
                                                                     ================================================

                        Note 10: Stock Based Compensation

On January 1, 2006, the Corporation adopted FASB Statement No 123(R), Share-Based Payment. For comparative purposes, the following table illustrates the effect on net income and earnings per share of the Corporation had it applied the fair value recognition provisions of FASB Statement No. 123 for the period ended March 31, 2005.

                                                             Three months ended
                                                                   March 31,
                                                                     2005
                                                           --------------------
     Net income, as reported                                     $ 1,429,333

     Add:  stock-based compensation expense, net of                   41,590
          related taxes
     Less:  total stock-based compensation expense                   (77,725)
          determined under fair-value based method, net
          of taxes
                                                           --------------------
     Pro forma net income                                        $ 1,393,198
                                                           ====================


     Earnings per share:
          Basic, as reported                                     $      0.62
          Basic, pro forma                                       $      0.60

          Diluted, as reported                                   $      0.60
          Diluted, pro forma                                     $      0.58

                     Note 11: Commitments and Contingencies

Off-balance sheet financial instruments representing commitments to extend credit as of March 31, 2006 and December 31, 2005 are as follows:

                                        March 31, 2006     December 31, 2005
                                      -----------------  --------------------
          Commercial credit lines         $189,898,599          $167,641,092
          Revolving home equity and
              credit card lines             92,194,379            85,400,798
          Standby letters of credit          8,169,329            10,867,093
          Other loans                        2,814,267             2,860,892
                                      -----------------  --------------------
                                          $293,076,574          $266,769,875
                                      =================  ====================

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

                    Note 12: Recent Accounting Pronouncements

In September 2005, the Securities and Exchange Commission (SEC) voted to extend for an additional year the compliance dates regarding its internal controls reporting requirements rules for companies that are not "accelerated filers", as defined. Under the new compliance schedule, a company that is not an accelerated filer, will begin to be required to comply with the Section 404 requirements for its first fiscal year ending on or after July 15, 2007.

Prior to January 1, 2006, the Corporation elected to follow APB 25 "intrinsic value method" and related Interpretations in accounting for its director and employee stock options and restricted stock. Under APB 25, because the exercise price of the Corporation's director and employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized. The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: a dividend yield; a volatility factor of the expected market price of the Corporation's common stock; an expected life of the options of ten years; and the risk-free interest rate. The fair value for the restricted stock was estimated to equal the fair value of unrestricted stock and was restricted for five years.

On January 1, 2006 the Corporation adopted FASB 123(R) "modified prospective" method. The "modified prospective" method recognizes compensation costs beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. The effect of adopting FASB 123(R) is $.02 for the quarter ended March 31, 2006 and a $.05 for the twelve months ended December 31, 2006.

In March 2006, the Financial Accounting Standards board issued Statement of Financial Accounting Standards No. 156 ("SFAS No. 156"), Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing for Financial Assets and Extinguishments of Liabilities. SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements for any period of that fiscal year. Management is evaluating the implementation of SFAS No. 156 and does not believe that it will have a material effect on the Corporation's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


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

The Corporation recorded net income of $1,530,734 or $.64 per diluted share for the three month period ending March 31, 2006 compared to $1,429,333 or $0.60 per diluted share for the three month period ending March 31, 2005.

The risks and challenges that management believes will be important for the remainder of 2006 are price competition for loans and deposits by new market entrants as well as established competitors.


Forward Looking Information

This section contains forward looking statements. Forward looking statements give current expectations or forecasts of future events and are not guarantees of future performance. The forward looking statements are based on management's expectations and are subject to a number of risks and uncertainties. Although management believes the expectations reflected in such forward looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, the Corporation's ability to execute its business plans; changes in general economic and financial market conditions; changes in interest rates; changes in competitive conditions; continuing consolidation in the financial services industry; new litigation or changes in existing litigation; losses, customer bankruptcy, claims and assessments; changes in banking regulations or other regulatory or legislative requirements that impact the Corporation's business; and changes in accounting policies and procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements is available in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005.

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

Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, the valuation of mortgage servicing assets, and derivative instruments and hedging activities to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

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

The allowance for loan losses is allocated to each loan category based on specific loss allocation, management's estimate of expected losses, based on the Bank's historical loss experience, and qualitative analysis. Although the loan loss reserve is allocated by loan category, the entire allowance is available to cover any loan loss that may occur.

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

Derivative Instruments and Hedging Activities

In 2004, the Corporation entered into a three-year interest rate swap to protect the risk of adverse interest rate movements on the value of future cash flows related to its investment in overnight Federal Funds sold. Pursuant to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, (Statement 133) cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding offset recorded in other comprehensive income within shareholders' equity, net of tax. See Note 6, "Derivative Instruments and Hedging Activities" in the notes to consolidated financial statements of this report for further information.

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

Results of Operations

Net Interest Income
-------------------
This section should be reviewed in conjunction with the daily average earning assets balances and interest bearing liabilities and funding tables found on page 20- 21.

Three months ended March 31, 2006 compared to the three months ended March 31, 2005:

The Corporation's results of operations depend primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. The Corporation had net interest income of $7,611,449, for the three months ended March 31, 2006 compared to net interest income of $7,012,323 for the three months ended March 31, 2005. This growth in net interest income was primarily the result of earning asset growth and a wider spread between the yield earned on loans and the yield paid on deposits due to higher short-term interest rates in 2006 compared to the same period the previous year. Overall average loans increased $25,000,000 for the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

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

The provision for loan losses was $411,000 for the three months ended March 31, 2006 compared to a $425,000 provision for loan losses for the three months ended March 31, 2005.

The decrease in the provision for loan losses for the three months ended March 31, 2006 over the same period of the previous year is due to the decrease in delinquencies and overall improvement in loan quality. Based on management's risk assessment and evaluation of the probable losses of the loan portfolio, management believes that the current allowance for loan losses is adequate to provide for probable losses in the loan portfolio.

The following table sets forth activity in the allowance for loan losses:

                                                   Three months ended
                                                         March 31,
                                                   2006           2005
                                              -------------  -------------
          Beginning of Period                   $8,346,390     $7,795,803
                Provision for loan losses          411,000        425,000

                Losses charged to the reserve

                     Commercial                     88,451        527,231
                     Real Estate                    11,550              -
                     Credit Cards                        -          8,196
                                              -------------  -------------
                                                   100,001        535,427

                Recoveries
                     Commercial                     59,749          7,470
                     Real Estate                    73,972              -
                     Credit Cards                       33              -
                                              -------------  -------------
                                                   133,754          7,470

                                              -------------  -------------
          End of Period                         $8,791,143     $7,692,846
                                              =============  =============

          Allowance as a % of Loans                  1.30%          1.16%


Loans past due over 30 days totaled $3,400,856, or .50% of total loans at March 31, 2006 compared to $4,278,031 or .65% of total loans at March 31, 2005.

Loans are considered to be impaired when it is determined that the obligor will not pay all contractual principal and interest when due. At March 31, 2006 thirty-nine loans with a balance of $3,766,558 were considered to be impaired. At March 31, 2005, thirty-eight loans with a combined balance of $3,979,052 were considered to be impaired. For loans classified as impaired at March 31, 2006, the contractual interest due and the actual accrued interest recorded and paid on those loans during 2006 was $97,363 and $0, respectively. The related allowance on impaired loans at March 31, 2006 was $853,530.

At March 31, 2006 and 2005 there were approximately $15,937 and $1,000 of loans greater than 90 days and still accruing interest.

Other Operating Income
----------------------

The following table details the components of other operating income:

                                               Three months ended
                                                    March 31
                                               2006         2005       $ Change  % Change
                                           -----------------------------------------------
     Wealth management fees                   $ 838,920     $ 708,206  $ 130,714    18.5%
     Rental income                              125,780       113,391     12,389    10.9%
     Service charges and fees on deposit
       account                                  407,810       469,074    (61,264)  -13.1%
     Mortgage banking income                     78,215        66,073     12,142    18.4%
     Interchange income                         179,602       155,383     24,219    15.6%
     Other                                      257,788       238,112     19,676     8.3%
                                           -----------------------------------------------
     Total other operating income           $ 1,888,115   $ 1,750,239  $ 137,876     7.9%
                                           -----------------------------------------------


Other operating income for the three months ended March 31, 2006 increased as compared to the three months ended March 31, 2005.

Wealth management fees increased for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The net increase in wealth management fees is attributable to the overall price appreciation in the stock and treasury markets and an increase in assets under management.

Rental income from the other tenants in the Corporation's main office building increased for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 due to the billing of the annual true-up of tenant's operating costs.

Service charges and fees on deposit accounts decreased for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The decrease is attributable to an increase in the earnings credit rate paid on business demand deposits which decreases the service charges assessed.

Mortgage banking income increased for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The increase is attributable to an overall net gain on the sale of mortgage loans compared to a net loss on mortgage loans sold for the same period the previous year.

Net gains on mortgage loans sold increased for the three months ended March 31, 2006 to $31,915 compared to a net loss of $24,560 for the three months ended March 31, 2005. Mortgage originations were in excess of $5,739,650, with over $5,192,880 being sold to the secondary market during first quarter of 2006. Additionally, during the first quarter of 2006, mortgage originations were in excess of $7,747,100 with sales of over $6,909,924 to the secondary market. When a mortgage loan is sold, a mortgage servicing right ("MSR") is recorded as an asset on the balance sheet. The value of the MSRs is sensitive to changes in interest rates. In a low rate environment, mortgage loan refinancings generally increase, causing actual and expected loan prepayments to increase, which drives down the value of existing MSRs. Conversely, as interest rates rise, mortgage loan refinancings generally decline, causing actual and expected loan prepayments to decrease, which drives up the value of the MSRs. During the three months ended March 31, 2006, the Corporation recorded partial recovery of previous period market value adjustments of the mortgage servicing rights due to higher interest rates which caused a significant slow down in mortgage refinances and prepayments of existing mortgages. As of March 31, 2006, a valuation reserve of $146,586 was recognized for mortgage servicing rights.

Interchange income increased for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The increase is attributable to higher transaction volumes for debit and credit cards in 2006 compared to the same period the previous year.

Other income increased for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 due to increase in documentation fees, deluxe check commissions earned, Master Card/Visa Merchant fees, and for Dreyfus fees earned. This increase is partially offset by a decrease in prepayment penalties collected compared to the same period the previous year.


Other Operating Expenses
------------------------

The following table details the components of other operating expense:

                                            Three months ended
                                                  March 31               $        %
                                             2006         2005        Change   Change
                                          -------------------------------------------
    Salaries, wages and employee benefits $4,075,231   $3,580,785   $ 494,446   13.8%
    Occupancy                                420,795      406,034      14,761    3.6%
    Furniture and equipment                  267,401      209,242      58,159   27.8%
    Professional services                    395,082      354,212      40,870   11.5%
    Data processing                          446,642      384,417      62,225   16.2%
    Business development                     302,285      317,265     (14,980)  -4.7%
    Other                                    877,284      792,133      85,151   10.7%
                                          -------------------------------------------
    Total other operating expenses        $6,784,720   $6,044,088   $ 740,632   12.3%
                                          -------------------------------------------


Other operating expenses for the three months ended March 31, 2006 increased as compared to the three months ended March 31, 2005.

Salaries, wages and employee benefits increased for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The increase is due to an increase in full-time equivalent employees, annual merit increases for many employees, group medical insurance, deferred compensation paid to the executives, and training expense.

Furniture and equipment expense increased for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. This is due to the opening of the upgraded Greenwood Bank Office to a full-size, freestanding building during the third quarter of 2005.

Professional services expense increased for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 due to increased advertising agency fees, courier services, attorney fees, consulting fees.

Data processing expenses increased for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 primarily due to increased service bureau fees relating to increased transaction activity by the bank and wealth management department, and assistance with the fiduciary income tax preparation.

Business development expenses decreased for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 due to decreased customer promotions/premium items, customer relations, customer entertainment, and a decrease in grand opening expense relating to the 106th and Michigan Road branch which opened during the first quarter of 2005.

Other expenses increased for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 due to the installation of a new automated wire system, increase in travel expense and expense relating to the enhancement of the credit card processing system.

Federal and State Income Tax
----------------------------

Federal and state income tax was $773,110 for the three months ended March 31, 2006 for an effective tax rate of 33.6% compared to $864,141 for the three months ended March 31, 2005 for an effective tax rate of 37.7%. The decrease in the effective tax rate is due to an increase of tax exempt interest recorded in 2006 relating to purchases of municipal securities in the third and fourth quarters of 2005 as well as first quarter 2006.

AVERAGE EARNING ASSETS
The following table is a summary of the daily average of earning assets:

                                          Three months ended
                                              March 31,                        $                 %
                                        2006             2005               Change            Change
                                    -----------------------------------------------------------------
Loans
       Commercial                    $ 394,000,000     $ 358,000,000     $ 36,000,000          10.1%
       Real Estate - Commercial        137,000,000       126,000,000       11,000,000           8.7%
       Real Estate - Residential       143,000,000       158,000,000      (15,000,000)         -9.5%
       Other                             4,000,000        11,000,000       (7,000,000)        -63.6%
                                    -----------------------------------------------------------------
           Total loans                 678,000,000       653,000,000       25,000,000           3.8%

Investments                            175,000,000       168,000,000        7,000,000           4.2%
Federal Funds Sold                      46,000,000        38,000,000        8,000,000          21.1%
Reverse Repurchase Agreements            5,000,000         5,000,000                -           0.0%

                                    -----------------------------------------------------------------
Total Earning Assets                 $ 904,000,000     $ 864,000,000     $ 40,000,000           4.6%
                                    =================================================================

AVERAGE INTEREST BEARING LIABILITIES AND FUNDING

The following table is a summary of the daily average of interest bearing liabilities and funding:

                                                    Three months ended
                                                        March 31,                        $                   %
                                                  2006             2005               Change              Change
                                           ---------------------------------------------------------------------
Noninterest bearing deposits                  $ 161,000,000    $ 150,000,000       $ 11,000,000            7.3%
Interest bearing deposits                       633,000,000      580,000,000         53,000,000            9.1%
                                           ---------------------------------------------------------------------
      Total core deposits                       794,000,000      730,000,000         64,000,000            8.8%

Security repurchase agreements                   53,000,000       74,000,000        (21,000,000)         -28.4%
FHLB advances                                    23,000,000       32,000,000         (9,000,000)         -28.1%
Subordinated debt                                 5,000,000        5,000,000                  -            0.0%
Long-term debt                                   14,000,000       14,000,000                  -            0.0%
Shareholders' equity                             52,000,000       47,000,000          5,000,000           10.6%
                                           ---------------------------------------------------------------------
      Total funding                           $ 941,000,000    $ 902,000,000       $ 39,000,000            4.3%
                                           =====================================================================

                                           ---------------------------------------------------------------------
Total interest bearing liabilities            $ 728,000,000    $ 705,000,000       $ 23,000,000            3.3%
                                           ---------------------------------------------------------------------

      Total interest expense/
      Total interest bearing liabilities               3.6%             2.4%


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

The Corporation has many sources of funds available, they include: overnight federal funds sold, investments available for sale, maturity of investments held for sale, deposits, Federal Home Loan Bank ("FHLB") advances, and issuance of debt. Funding sources did not change significantly during the first three months of 2006. Deposits are the most significant funding source and the net change in federal funds sold was the most significant use of funds for the three months ended March 31, 2006 and 2005. The Corporation maintains a $5,000,000 revolving credit agreement with Harris Trust and Savings Bank to provide additional liquidity support to the Bank, if needed. There were no borrowings under this agreement at March 31, 2006 or 2005.

Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as available for sale, and maturing loans. Federal funds sold represented the Corporation's primary source of immediate liquidity and were maintained at a level adequate to meet immediate needs. Federal funds sold averaged approximately $46,000,000 for the three months ended March 31, 2006, and $38,000,000 for the three months ended March 31, 2005. Reverse repurchase agreements may serve as a source of liquidity, but are primarily used as collateral for customer balances in overnight repurchase agreements. Maturities in the Corporation's loan and investment portfolios are monitored regularly to manage the maturity dates of deposits to coincide with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

The Corporation's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation's liquidity position.

The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At March 31, 2006, the Corporation's rate sensitive liabilities exceeded rate sensitive assets due within one year by $34,129,000.

As part of managing liquidity, the Corporation monitors its loan to deposit ratio on a daily basis. At March 31, 2006 the ratio was 80.9 percent.

The Corporation experienced an increase in cash and cash equivalents, another primary source of liquidity, of $56,484,612 during the first three months of 2006. Deposit growth provided net cash of $62,416,857. Investments provided net cash of $1,226,557, federal funds sold used net cash of $16,927,261, and lending activities provided $2,267,511.

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

The Corporation maintains a Revolving Credit Agreement with Harris Trust and Savings Bank in the amount of $5,000,000 that will mature September 30, 2006. As of March 31, 2006, there were no amounts outstanding under this Revolving Credit Agreement.

In September 2000, the Corporation established the Trust, a Connecticut statutory business trust, which subsequently issued $13,500,000 of company obligated mandatorily redeemable capital securities and $418,000 of common securities. The proceeds from the issuance of both the capital and common securities were used by the Trust to purchase from the Corporation $13,918,000 fixed rate junior subordinated debentures. The capital securities and debentures mature September 7, 2030, or upon earlier redemption as provided by the Indenture. The Corporation has the right to redeem the capital securities, in whole or in part, but in all cases in a principal amount with integral multiples of $1,000, on any March 7 or September 7 on or after September 7, 2010 at a premium, declining ratably to par on September 7, 2020. The capital securities and the debentures have a fixed interest rate of 10.60%, and are guaranteed by the Bank. The subordinated debentures are the sole assets of the Trust. The net proceeds received by the Corporation from the sale of capital securities were used for general corporate purposes. The indenture, dated September 7, 2000, requires compliance with certain non-financial covenants.

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

Under the terms of the agreement, there are many different interest rate options available. Each floating rate option is available for a fixed term of 1-3 months. The Bank is currently paying Adjusted 3-month LIBOR plus 2.0% which equates to 6.82%. Interest payments are due at the expiration of the fixed term option.

The Bank has incurred indebtedness pursuant to FHLB advances as follows:

                Amount             Rate              Maturity
                ------             ----              --------

             5,000,000             5.32%             05/08/2006
             8,000,000             4.19%             07/24/2007
             3,000,000             5.57%             08/13/2007
             3,000,000             5.55%             10/02/2008
         -------------
           $19,000,000
         =============

The Bank may add indebtedness of this nature in the future if determined to be in the best interest of the Bank.

Capital for the Bank is at or above the well-capitalized regulatory requirements at March 31, 2006. Pertinent capital ratios for the Bank as of March 31, 2006 are as follows:

                                                       Well        Adequately
                                    Actual      Capitalized       Capitalized
                                    ------      -----------       -----------
Tier 1 risk-based capital ratio       9.2%             6.0%              4.0%
Total risk-based capital ratio       11.1%            10.0%              8.0%
Leverage ratio                        6.9%             5.0%              4.0%

Dividends from the Bank to the Corporation may not exceed the undivided profits of the Bank (included in consolidated retained earnings) without prior approval of a federal regulatory agency. In addition, Federal banking laws limit the amount of loans the Bank may make to the Corporation, subject to certain collateral requirements. The Bank declared and made a $325,000 dividend to the Corporation during the three months ended March 31, 2006 and 2005. No loans from the Bank to the Corporation were made during the nine months ended March 31, 2006 or 2005.

In 2003, the Board of Directors of the Corporation authorized and announced a repurchase program entitled "Program One" and "Program Two". Program One covers employees and directors and was initially set to expire December 2005. During the fourth quarter of 2005, the Board of Directors authorized the extension of Program One until December 31, 2008 unless terminated earlier by the Board of Directors. The Board of Directors also authorized an additional $1,900,000 to be allocated to Program One. Under Program One, the Corporation may spend up to $7,400,000 in individually negotiated transactions to repurchase its shares from employees and directors who wish to sell their stock, of which $2,275,573 is still available. Program Two covers all other shareholders and was set to expire December 2005 unless terminated earlier by the Board of Directors. During the fourth quarter of 2005, the Board of Directors authorized the extension of Program Two until December 31, 2008 unless terminated earlier by the Board of Directors. The Board of Directors also authorized an additional $2,600,000 to be allocated to Program Two. Under Program Two, the Corporation may spend up to $10,200,000 in individually negotiated transactions to repurchase its shares from shareholders who wish to sell, of which $4,679,781 is available.

Recent Accounting Pronouncements and Developments

Note 12 to the Consolidated Financial Statements under Item 1 discusses new accounting policies adopted by the Corporation during 2006 and the expected impact of accounting policies. Note 12 also discusses recently issued or proposed new accounting policies but not yet required to be adopted and the impact of the accounting policies if known. To the extent the adoption of new accounting standards materially affects financial conditions; results of operations, or liquidity, the impacts if known are discussed in the applicable section(s) of notes to consolidated financial statements.

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

At March 31, 2006, the interest rate risk position of the Corporation was liability sensitive. Maintaining a liability sensitive interest rate risk position means that net income should decrease as rates rise and increase as rates fall.

See further discussion liquidity and interest rate sensitivity on pages 21 - 22 of this report.

There have been no material changes in the quantitative analysis used by the Corporation since filing the 2005 Form 10-K; for further discussion of the quantitative analysis used by the Corporation refer to page 31 of the 2005 Form 10-K filed on March 28, 2006.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Corporation's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2006, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures as of March 31, 2006 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

Changes in Internal Control. There have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

Item 1.A. Risk Factors
          There have been no material changes in our risk factors from that disclosed in our 2005 Annual Report on Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
          (a) On February 17, 2006 the Corporation sold a total of 2,500 shares of common stock for the aggregate amount of $31,250 to one director of the Corporation pursuant to the exercise of stock options by the director.

               On March 7, 2006 the Corporation sold a total of 3,000 shares of common stock for the aggregate amount of $57,000 to one officer of the Corporation pursuant to the exercise of stock options by the officer.

               On March 22, 2006 the Corporation sold a total of 6,000 shares of common stock for the aggregate amount of $113,000 to one director of the Corporation pursuant to the exercise of stock options by the director.

               All of these shares were sold in private placements pursuant to
               Section 4(2) of the Securities Act of 1933.

          (b)  Not applicable.

          (c) In 2003, the Board of Directors of the Corporation authorized and announced a repurchase program entitled "Program One" and "Program Two". Program One covers employees and directors and was initially set to expire December 2005. During the fourth quarter of 2005, the Board of Directors authorized the extension of Program One until December 31, 2008 unless terminated earlier by the Board of Directors. The Board of Directors also authorized an additional $1,900,000 to be allocated to Program One. Under Program One, the Corporation may spend up to $7,400,000 in individually negotiated transactions to repurchase its shares from employees and directors who wish to sell their stock, of which $2,275,573 still available. Program Two covers all other shareholders and was set to expire December 2005 unless terminated earlier by the Board of Directors. During the fourth quarter of 2005, the Board of Directors authorized the extension of Program Two until December 31, 2008 unless terminated earlier by the Board of Directors. The Board of Directors also authorized an additional $2,600,000 to be allocated to Program Two. Under Program Two, the Corporation may spend up to $10,200,000 in individually negotiated transactions to repurchase its shares from shareholders who wish to sell, of which $4,679,781 is still available.

               The following table sets forth the issuer repurchases of equity securities that are registered by the Corporation pursuant to
               Section 12 of the 1934 Act during the first quarter of 2006:

Issuer Purchases of Equity Securities.

----------------------------------------------------------------------------------------------------------
                                                                                      Maximum Number (or
                                                                 Total Number of      Approximate Dollar
                       Total Number of                           Shares Purchased     Value) of Shares
Period                 Shares Purchased                          as Part of           that May Yet Be
                       during 1st quarter   Average Price Paid   Publicly Announced   Purchased Under the
                       2006                 per Share            Plans or Programs**  Plans or Programs
----------------------------------------------------------------------------------------------------------
01/01/06 -
01/31/06                       573               $40.24                   573               $7,079,399
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
02/01/06 -
02/28/06                        -                    -                    -                $7,079,399
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
03/01/06 -
03/31/06                     2,984               $41.57                 2,984              $6,955,354
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
Total                        3,557                  *                   3,557
----------------------------------------------------------------------------------------------------------

* The weighted average price per share for the period January 2006 through March 2006 was $41.356.
** All shares repurchased by the Corporation during 2006 were completed pursuant to Program One and Program Two.

Item 3.   Defaults Upon Senior Securities - Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders - Not applicable

Item 5.   Other Information - Not applicable

Item 6.   Exhibits

          3.01      Articles of Incorporation of the Corporation, filed as
                    Exhibit 3.(i) to the Corporation's Form 10-QSB as of September 30, 1995 are incorporated by reference and Articles of Amendment filed as Exhibit 3(i) to the Form 10-K for the fiscal year ended December 31, 2001

          3.02 Bylaws of the Corporation, filed as Exhibit 3(ii) to the Corporation's Form 10-Q as of September 30, 1996 are incorporated by reference

          10.01 1993 Key Employees' Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(a) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

          10.02 1993 Directors' Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(b) to the Corporation's Form 10-Q as of June 30, 2001 is incorporated by reference

          10.03 1993 Restricted Stock Plan of the Corporation, as amended, filed as Exhibit 10(c) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

          10.04 Form of agreement under the 1993 Key Employees Stock Option Plan, filed as Exhibit 10(d) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

          10.05 Form of agreement under the 1993 Restricted Stock Plan, filed as Exhibit 10(e) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

          10.06     Schedule of Directors Compensation Arrangements, filed as
                    Exhibit 10(f) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

          10.07 Schedule of Named Executive Officers Compensation Arrangements, as amended

          10.08 The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10(h) to the Corporation's Form 8-K dates June 22, 2005 is incorporated by reference

          10.09 Form of Restricted Stock Award Agreement for The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10(i) to the Corporation's Form 8-K as of June 22, 2005, is incorporated by reference

          10.10 Form of Stock Option Award Agreement for The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10(j) to the Corporation's Form 8-K as of June 22, 2005 is incorporated by reference

          10.11     Employment Agreement dated December 15, 2005 between Morris
                    L. Maurer and the Corporation, filed as Exhibit 10.06 to the Corporation's Form 8-K dated December 21, 2005 is incorporate by reference

          10.12 Employment Agreement dated December 15, 2005 between Philip B Roby and the Corporation, filed as Exhibit 10.07 to the Corporation's Form 8-K dated December 21, 2005 is incorporate by reference

          10.13 The National Bank of Indianapolis Corporation Executive's Deferred Compensation Plan, filed as Exhibit 10.08 to the Corporation's Form 8-K dated December 21, 2005 is incorporated by reference

          10.14 The National Bank of Indianapolis Corporation 401(K) Savings Plan (as amended and restated generally effective January 1, 2006), filed as Exhibit 10.14 to form 10K for the fiscal year ended December 31, 2005 is incorporated by reference

          31.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

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



                           Date:  May 9, 2006

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

 10.01 1993 Key Employees' Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(a) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

 10.02 1993 Directors' Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(b) to the Corporation's Form 10-Q as of June 30, 2001 is incorporated by reference

 10.03    1993 Restricted Stock Plan of the Corporation, as amended, filed as
          Exhibit 10(c) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

 10.04 Form of agreement under the 1993 Key Employees Stock Option Plan, filed as Exhibit 10(d) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

 10.05    Form of agreement under the 1993 Restricted Stock Plan, filed as
          Exhibit 10(e) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

 10.06 Schedule of Directors Compensation Arrangements, files as Exhibit 10(f) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

 10.07 Schedule of Named Executive Officers Compensation Arrangements, as amended

 10.08 The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10(h) to the Corporation's Form 8-K dates June 22, 2005 is incorporated by reference

 10.09 Form of Restricted Stock Award Agreement for The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10.(i) to the Corporation's Form 8-K as of June 22, 2005, is incorporated by reference

 10.10 Form of Stock Option Award Agreement for The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10(j) to the Corporation's Form 8-K as of June 22, 2005 is incorporated by reference

 10.11 Employment Agreement dated December 15, 2005 between Morris L. Maurer and the Corporation, filed as Exhibit 10.06 to the Corporation's Form 8-K dated December 21, 2005 is incorporated by reference

 10.12 Employment Agreement dated December 15, 2005 between Philip B Roby and the Corporation, filed as Exhibit 10.07 to the Corporation's Form 8-K dated December 21, 2005 is incorporated by reference

 10.13 The National Bank of Indianapolis Corporation Executive' Deferred Compensation Plan, filed as Exhibit 10.08 to the Corporation's Form 8-K dated December 21, 2005 is incorporated by reference

 10.14 The National Bank of Indianapolis Corporation 401(K) Savings Plan (as amended and restated generally effective January 1, 2006), filed as
          Exhibit 10.14 to Form 10K for the fiscal year ended December 31, 2005, is incorporated by reference

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