Form 10-Q
period 2006-06-30
NATIONAL BANK OF INDIANAPOLIS CORP
filed 2006-08-08
CIK 912382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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
                                            Yes [ ]                 No  [x]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Common Stock                          Outstanding at August 8 , 2006
--------------------------------------           ------------------------------
[Common Stock, no par value per share]                  2,306,949 shares

                                Table of Contents
                  The National Bank of Indianapolis Corporation

                               Report on Form 10-Q
                                for Quarter Ended
                                  June 30, 2006

PART I - FINANCIAL INFORMATION
Item 1.      Consolidated Financial Statements (Unaudited)
             Consolidated Balance Sheets - June 30, 2006
             and December 31, 2005................................................1
             Consolidated Statements of Income - Three Months
             ended June 30, 2006 and 2005.........................................2
             Consolidated Statements of Income - Six Months
             ended June 30, 2006 and 2005.........................................3
             Consolidated Statements of Cash Flows - Six Months
             ended June 30, 2006 and 2005.........................................4
             Consolidated Statements of Shareholders' Equity - Six Months
             ended June 30, 2006 and 2005.........................................5
             Notes to Consolidated Financial Statements........................6-15


Item 2.      Management's Discussion and Analysis.............................15-27

Item 3.      Quantitative and Qualitative Disclosures about Market Risk..........27

Item 4.      Controls and Procedures.............................................28


PART II -    OTHER INFORMATION

Item 1.      Legal Proceedings...................................................29
Item 1.A.    Risk Factors........................................................29
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds......29-30
Item 3.      Defaults Upon Senior Securities.....................................30
Item 4.      Submission of Matters to a Vote of Security Holders.................30
Item 5.      Other Information ..................................................30
Item 6.      Exhibits.........................................................31-32
Signatures   ....................................................................33

Part I - Financial Information
Item 1. Financial Statement

                  The National Bank of Indianapolis Corporation
                           Consolidated Balance Sheets

                                                                           June 30,        December 31,
                                                                               2006                2005
                                                                         (Unaudited)              (Note)
                                                                ----------------------------------------
Assets
Cash and due from banks                                                $ 30,615,012        $ 32,223,665
Reverse repurchase agreements                                             1,000,000           5,000,000
Federal funds sold                                                       35,617,014          33,214,446
Investment securities
     Available-for-sale securities                                       59,717,032          70,002,125
     Held-to-maturity securities                                         90,483,124          83,732,666
                                                                ----------------------------------------
Total investment securities                                             150,200,156         153,734,791

Loans                                                                   711,907,214         684,487,802
     Less:  Allowance for loan losses                                    (9,076,052)         (8,346,390)
                                                                ----------------------------------------
Net loans                                                               702,831,162         676,141,412
Premises and equipment                                                   12,157,416          11,872,396
Accrued interest                                                          4,918,306           4,602,045
Stock in federal banks                                                    3,735,800           3,735,800
Other assets                                                              8,892,393           7,937,299
                                                                ----------------------------------------
Total assets                                                          $ 949,967,259       $ 928,461,854
                                                                ========================================

Liabilities and shareholders' equity
Deposits:
     Noninterest-bearing demand deposits                              $ 174,917,889       $ 171,857,446
     Money market and savings deposits                                  473,259,952         465,220,257
     Time deposits over $100,000                                         77,848,303          66,209,839
     Other time deposits                                                 74,819,178          71,028,173
                                                                ----------------------------------------
Total deposits                                                          800,845,322         774,315,715
Security repurchase agreements                                           50,677,951          53,556,402
FHLB advances                                                            19,000,000          24,000,000
Subordinated debt                                                         5,000,000           5,000,000
Junior subordinated debentures owed to unconsolidated subsidiary trust   13,918,000          13,918,000
Other liabilities                                                         5,380,086           6,089,215
                                                                ----------------------------------------
Total liabilities                                                       894,821,359         876,879,332

Shareholders' equity:
     Common stock, no par value:
     Authorized shares 2006 and 2005 - 3,000,000 shares; issued 2,645,436 in
     2006 and 2,657,802 in 2005;
     outstanding 2,302,697 in 2006 and 2,333,406 in 2005                 18,300,254          19,549,673
     Unearned compensation                                                        -            (357,507)
     Additional paid in capital                                           5,180,376           4,009,263
     Retained earnings                                                   33,028,830          29,627,677
     Accumulated other comprehensive loss                                (1,363,560)         (1,246,584)
                                                                ----------------------------------------
Total shareholders' equity                                               55,145,900          51,582,522
                                                                ----------------------------------------
Total liabilities and shareholders' equity                            $ 949,967,259       $ 928,461,854
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

                  The National Bank of Indianapolis Corporation
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                          Three months ended
                                                                                June 30,
                                                                        2006              2005
                                                                  ------------------------------------
Interest income:
     Interest and fees on loans                                        $ 12,955,284      $ 10,436,385
     Interest on investment securities                                    1,575,784         1,642,983
     Interest on federal funds sold                                         383,847           248,074
     Interest on reverse repurchase agreements                               35,444            32,971
                                                                  ------------------------------------
Total interest income                                                    14,950,359        12,360,413

Interest expense:
     Interest on deposits                                                 5,810,339         3,888,315
     Interest on repurchase agreements                                      491,299           348,958
     Interest on FHLB advances and overnight borrowings                     228,981           410,765
     Interest on long term debt                                             465,073           438,579
                                                                  ------------------------------------
Total interest expense                                                    6,995,692         5,086,617
                                                                  ------------------------------------
Net interest income                                                       7,954,667         7,273,796

Provision for loan losses                                                   225,000           495,000
                                                                  ------------------------------------
Net interest income after provision for loan losses                       7,729,667         6,778,796

Other operating income:
     Wealth management fees                                                 973,031           727,915
     Rental income                                                          110,930           115,840
     Service charges and fees on deposit accounts                           426,447           476,125
     Mortgage banking income                                                113,641           (37,428)
     Interchange income                                                     204,625           171,307
     Other                                                                  274,406           285,499
                                                                  ------------------------------------
Total other operating income                                              2,103,080         1,739,258

Other operating expenses:
     Salaries, wages and employee benefits                                4,277,417         3,641,919
     Occupancy                                                              447,918           422,940
     Furniture and equipment                                                301,467           209,348
     Professional services                                                  353,883           317,537
     Data processing                                                        429,769           385,635
     Business development                                                   317,191           285,262
     Other                                                                  890,630           799,429
                                                                  ------------------------------------
Total other operating expenses                                            7,018,275         6,062,070
                                                                  ------------------------------------
Net income before tax                                                     2,814,472         2,455,984
     Federal and state income tax                                           944,053           967,939
                                                                  ------------------------------------
Net income after tax                                                    $ 1,870,419       $ 1,488,045
                                                                  ====================================


Basic earnings per share                                                     $ 0.81            $ 0.65
                                                                  ====================================

Diluted earnings per share                                                   $ 0.78            $ 0.62
                                                                  ====================================

See notes to consolidated financial statements.

                            The National Bank of Indianapolis Corporation
                                  Consolidated Statements of Income
                                             (Unaudited)

                                                                           Six months ended
                                                                                June 30,
                                                                        2006              2005
                                                                  ------------------------------------
Interest income:
     Interest and fees on loans                                        $ 25,028,874      $ 20,141,225
     Interest on investment securities                                    3,186,510         2,935,525
     Interest on federal funds sold                                         795,405           480,138
     Interest on reverse repurchase agreements                               86,819            60,540

                                                                  ------------------------------------
Total interest income                                                    29,097,608        23,617,428

Interest expense:
     Interest on deposits                                                11,112,949         6,959,300
     Interest on repurchase agreements                                      975,877           685,030
     Interest on FHLB advances and overnight borrowings                     518,490           817,016
     Interest on long term debt                                             924,176           869,963
                                                                  ------------------------------------
Total interest expense                                                   13,531,492         9,331,309

                                                                  ------------------------------------
Net interest income                                                      15,566,116        14,286,119

Provision for loan losses                                                   636,000           920,000

                                                                  ------------------------------------
Net interest income after provision for loan losses                      14,930,116        13,366,119

Other operating income:
     Wealth management fees                                               1,811,951         1,436,121
     Rental income                                                          236,710           229,231
     Service charges and fees on deposit accounts                           834,257           945,199
     Mortgage banking income                                                191,856            28,645
     Interchange income                                                     384,227           326,690
     Other                                                                  532,195           523,611

                                                                  ------------------------------------
Total other operating income                                              3,991,196         3,489,497

Other operating expenses:
     Salaries, wages and employee benefits                                8,352,648         7,222,704
     Occupancy                                                              868,713           828,974
     Furniture and equipment                                                568,868           418,590
     Professional services                                                  748,965           671,749
     Data processing                                                        876,411           770,052
     Business development                                                   619,476           602,527
     Other                                                                1,767,915         1,591,562

                                                                  ------------------------------------
Total other operating expenses                                           13,802,996        12,106,158

                                                                  ------------------------------------
Net income before tax                                                     5,118,316         4,749,458
     Federal and state income tax                                         1,717,163         1,832,080
                                                                  ------------------------------------
Net income after tax                                                    $ 3,401,153       $ 2,917,378

                                                                  ====================================


Basic earnings per share                                                     $ 1.48            $ 1.27
                                                                  ====================================

Diluted earnings per share                                                   $ 1.42            $ 1.22
                                                                  ====================================

See notes to consolidated financial statements.

                  The National Bank of Indianapolis Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                           Six months ended
                                                                               June 30,
                                                                         2006            2005
                                                                    --------------------------------
Operating Activities
Net Income                                                             $  3,401,153    $  2,917,378
Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
          Provision for loan losses                                         636,000         920,000
          Depreciation and amortization                                     538,928         685,636
          Mortgage servicing rights impairment (recoveries) charges        (130,832)         38,517
          Gain on sale of loans                                             (42,036)        (30,522)
          Gain on sale of fixed assets                                            -         (23,100)
          Income tax benefit from exercise of options (APB 25)                    -         105,475
          Net accretion of investments                                      140,088         146,668
          Unearned compensation amortization                                      -         133,593
          Compensation expense related to restricted stock and options      320,941               -
          Increase in:
             Accrued interest receivable                                   (316,261)       (451,433)
             Other assets                                                  (540,463)        (44,238)
          Decrease in:
             Other liabilities                                             (709,129)     (1,484,295)

                                                                    --------------------------------
Net cash provided by operating activities                                 3,298,389       2,913,679
                                                                    --------------------------------

Investing Activities
Net change in federal funds sold                                         (2,402,568)    (15,644,401)
Net change in reverse repurchase agreements                               4,000,000               -
Proceeds from maturities of investment securities held
      to maturity                                                         3,623,126         826,824
Proceeds from maturities of investment securities available
      for sale                                                           11,008,967      27,014,706
Purchases of investment securities held to maturity                     (10,523,243)        (57,500)
Purchases of investment securities available for sale                      (981,875)    (20,494,842)
Net increase in loans                                                   (34,176,418)    (32,351,109)
Proceeds from sale of loans                                               6,892,704      11,507,266
Purchases of bank premises and equipment                                   (957,151)     (1,232,695)

                                                                    --------------------------------
Net cash used by investing activities                                   (23,516,458)    (30,431,751)
                                                                    --------------------------------

Financing Activities
Net increase in deposits                                                 26,529,607     142,836,694
Net decrease in security repurchase agreements                           (2,878,451)    (25,022,676)
Net change in FHLB borrowings                                            (5,000,000)              -
Income tax benefit from exercise of options (FASB 123(R))                   175,904               -
Proceeds from issuance of stock                                             571,423         428,800
Repurchase of stock                                                        (789,067)       (909,760)

                                                                    --------------------------------
Net cash provided by financing activities                                18,609,416     117,333,058
                                                                    --------------------------------

Increase (decrease) in cash and cash equivalents                         (1,608,653)     89,814,986

Cash and cash equivalents at beginning of year                           32,223,665      22,824,622
                                                                    --------------------------------

Cash and cash equivalents at end of period                             $ 30,615,012    $112,639,608
                                                                    ================================


Interest paid                                                          $ 13,096,405    $  9,125,238
                                                                    ================================

Income taxes paid                                                      $  2,086,035    $  2,060,411
                                                                    ================================

See notes to consolidated financial statements.

                                         The National Bank of Indianapolis Corporation
                                         Consolidated Statement of Shareholders' Equity
                                                          (Unaudited)

                                                                                                       Accumulated
                                                                            Additional                   and Other
                                                    Common       Unearned      Paid In     Retained  Comprehensive
                                                     Stock   Compensation      Capital     Earnings         Income         TOTAL
                                              -----------------------------------------------------------------------------------
Balance at December 31, 2004                  $ 20,595,989     $ (624,543) $ 3,836,613 $ 23,365,151   $   (629,523) $ 46,543,687

Comprehensive income:
    Net income                                                                            2,917,378                    2,917,378
    Other comprehensive income
       Net unrealized loss on investments,
         net of tax of $117,409                                                                           (179,004)     (179,004)
       Net unrealized loss on swap
        net of tax $25,054                                                                                 (38,198)      (38,198)
                                                                                                                   --------------

Total comprehensive income                                                                                             2,700,176

Income tax benefit from exercise of warrants
  & options                                                                    105,475                                   105,475
Issuance of 19,152 shares of commons shares
   under stock-based compensation plans            427,316          1,484                                                428,800
Repurchase of stock 24,800 common shares          (909,760)                                                             (909,760)
Compensation earned                                               133,593                                                133,593
                                              -----------------------------------------------------------------------------------
Balance at June 30, 2005                      $ 20,113,545     $ (489,466) $ 3,942,088 $ 26,282,529   $   (846,725) $ 49,001,971
                                              ===================================================================================




Balance at December 31, 2005                  $ 19,549,673     $ (357,507) $ 4,009,263 $ 29,627,677   $ (1,246,584) $ 51,582,522

Comprehensive income:
    Net income                                                                            3,401,153                    3,401,153
    Other comprehensive income
       Net unrealized loss on investments,
         net of tax of $105,985                                                                           (161,587)     (161,587)
       Net unrealized gain on swap
        net of tax $29,261                                                                                  44,611        44,611

                                                                                                                   --------------
Total comprehensive income                                                                                             3,284,177

Income tax benefit from exercise of warrants
  & options                                                                    175,904                                   175,904
Issuance of 29,333 shares of commons shares
   under stock-based compensation plans            712,173                    (140,750)                                  571,423
Repurchase of stock 18,343 common shares          (789,067)                                                             (789,067)
Compensation earned                                                            320,941                                   320,941
Adoption of FASB 123(R)                         (1,172,525)       357,507      815,018                                         -
                                              -----------------------------------------------------------------------------------
Balance at June 30, 2006                      $ 18,300,254     $        -  $ 5,180,376 $ 33,028,830   $ (1,363,560) $ 55,145,900
                                              ===================================================================================

See notes to consolidated financial statements.

                        The National Bank of Indianapolis
                                   Corporation

                   Notes to Consolidated Financial Statements

                                  June 30, 2006

                          Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of The National Bank of Indianapolis Corporation ("Corporation") and its wholly-owned subsidiary, The National Bank of Indianapolis ("Bank"). All intercompany transactions between the Corporation and its subsidiary have been properly eliminated. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Form 10-K for the year ended December 31, 2005.


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

                          Note 3: Investment Securities

The securities available for sale and held to maturity are summarized as follows:

                                                         Available-for-Sale Securities
                                         --------------------------------------------------------------
                                                             Gross           Gross           Estimated
                                          Amortized        Unrealized      Unrealized          Fair
                                            Cost              Gain           Loss              Value
                                         --------------------------------------------------------------
June 30, 2006
U.S. Treasury securities                 $ 1,485,840      $       -        $     6,130      $ 1,479,710
U.S. Government agencies                  60,000,000              -          1,788,798      $58,211,202
Collateralized mortgage obligations           26,085             35                  -           26,120
                                         --------------------------------------------------------------
                                         $61,511,925      $      35        $ 1,794,928      $59,717,032
                                         ==============================================================
December 31, 2005
U.S. Treasury securities                 $ 1,494,394      $       -        $     2,009      $ 1,492,385
U.S. Government agencies                  70,000,000              -          1,525,300       68,474,700
Collateralized mortgage obligations           35,052              -                 12           35,040
                                         --------------------------------------------------------------
                                         $71,529,446      $       -        $ 1,527,321      $70,002,125
                                         ==============================================================


                                                            Held-to-Maturity Securities
                                         --------------------------------------------------------------
                                                             Gross           Gross           Estimated
                                          Amortized        Unrealized      Unrealized          Fair
                                            Cost              Gain           Loss              Value
                                         --------------------------------------------------------------
June 30, 2006
Municipals                               $46,243,285      $ 208,528        $ 1,589,469      $44,862,344
Collateralized mortgage obligations       44,014,839              -          1,669,852       42,344,987
Other securities                             225,000            872              2,319          223,553
                                         --------------------------------------------------------------
                                         $90,483,124      $ 209,400        $ 3,261,640      $87,430,884
                                         ==============================================================
December 31, 2005
Municipals                               $35,715,981      $ 315,262        $   582,213      $35,449,030
Collateralized mortgage obligations       47,791,685              -          1,400,263       46,391,422
Other securities                             225,000          2,202              1,598          225,604
                                         --------------------------------------------------------------
                                         $83,732,666      $ 317,464        $ 1,984,074      $82,066,056
                                         ==============================================================


The Corporation held 108 investment securities as of June 30, 2006 of which the amortized cost was greater than market value. The unrealized losses relate primarily to securities issued by the U.S. treasury, the Federal Home Loan Mortgage Corporation (FHLMC) and Municipals. The majority of these investment securities were purchased during 2004 and 2005. Management does not believe any individual unrealized loss as of June 30, 2006 represents an other-than temporary impairment. The Corporation has both the intent and ability to hold these securities for a time necessary to recover the amortized cost.

Available for Sale Securities
-----------------------------

                                        Less than 12 months             Greater than 12 months
                                  In an unrealized loss position     In an unrealized loss position
                               ----------------------------------- ----------------------------------
                                                                                                         Total         Total
                                 Unrealized   Number                Unrealized  Number                 Unrealized    Estimated
                                    Loss       of       Estimated      Loss       of       Estimated      Loss         Fair
                                   Amount   Securities  Fair Value    Amount   Securities  Fair Value    Amount        Value
                               -----------------------------------  ------------------------------------------------------------
Investment securities:
  U.S. treasury securities      $     6,130        3   $ 1,479,710  $         -       -   $         -  $     6,130   $ 1,479,710
  U.S. government agencies                -        -             -    1,788,798       3    58,211,202    1,788,798    58,211,202
                               -----------------------------------  ------------------------------------------------------------
Total                           $     6,130        3   $ 1,479,710  $ 1,788,798       3   $58,211,202  $ 1,794,928   $59,690,912
                               =================================================================================================


The unrealized losses for investments classified as available-for-sale are primarily attributable to changes in interest rates and individually were 4.6% or less of their respective amortized costs.


Held to Maturity Securities
---------------------------

                                        Less than 12 months             Greater than 12 months
                                  In an unrealized loss position     In an unrealized loss position
                               ----------------------------------- ----------------------------------
                                                                                                         Total         Total
                                 Unrealized   Number                Unrealized  Number                 Unrealized    Estimated
                                    Loss       of       Estimated      Loss       of       Estimated      Loss         Fair
                                   Amount   Securities  Fair Value    Amount   Securities  Fair Value    Amount        Value
                               -----------------------------------  ------------------------------------------------------------
Investment securities:
   Municipal Bonds              $ 1,589,469       94   $39,139,722  $         -       -   $         -  $ 1,589,469   $39,139,722
      Collateralized mortgage
      obligations                         -        -             -    1,669,852       3    42,344,987    1,669,852    42,344,987
   Other securities                       -        -             -        2,319       5       122,681        2,319       122,681
                               -----------------------------------  ------------------------------------------------------------
Total                           $ 1,589,469   $   94   $39,139,722  $ 1,672,171       8   $42,467,668  $ 3,261,640   $81,607,390
                               =================================================================================================

                                  Note 4: Loans

Loans consist of the following:

                                                              June 30, 2006   December 31, 2005
                                                              ---------------------------------
     Residential loans secured by real estate                 $ 256,850,497     $ 245,939,099
     Commercial loans secured by real estate                    144,218,799       138,075,123
     Other commercial and industrial loans                      264,072,042       252,528,082
     Loans to individuals for household, family, and other
         consumer expenditures                                   46,765,875        47,945,498
                                                              -------------------------------
     Total loans                                                711,907,214       684,487,802
         Less allowance for loan losses                          (9,076,052)       (8,346,390)
                                                              -------------------------------
         Total loans, net                                     $ 702,831,162     $ 676,141,412
                                                              ===============================

Activity in the allowance for loan losses was as follows:

                                                   Six months ended
                                                        June 30,
                                                  2006           2005
                                            ------------------------------

          Beginning balance                    $ 8,346,390    $ 7,795,803
          Loans (charged off)/recoveries, net       93,662     (1,567,193)
          Provision for loan losses                636,000        920,000
                                            ------------------------------
          Ending balance                       $ 9,076,052    $ 7,148,610
                                            ==============================


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

Under the terms of the agreement, there are various interest rate options available. Each floating rate option is available for a fixed term of 1-3 months. The Bank is currently paying adjusted 3-month LIBOR plus 2.0% which equates to 7.23 % at June 30, 2006. Interest payments are due at the expiration of the fixed term option.

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

                                                   June 30, 2006                           December 31, 2005
---------------------------------------------------------------------------------------------------------------------------
                                                                Net Ineffective                            Net Ineffective
                                       Notional     Derivative    Hedge Gains     Notional     Derivative    Hedge Gains
                                        Amount      Liability       (Losses)       Amount      Liability       (Losses)
---------------------------------------------------------------------------------------------------------------------------
Cash Flow Hedge
  Overnight Federal Funds Sold
    Receive fixed interest rate swap  $20,000,000   $ 463,029      $       -     $20,000,000   $ 536,902      $       -


                           Note 7: Exercise of Options

During the first quarter of 2006, two directors and one officer of the Corporation exercised options to purchase 11,500 common shares in aggregate. The weighted average exercise price was $17.50 and the weighted average fair market value of the stock was $41.71.

During the second quarter of 2006, two directors and one officer of the Corporation exercised options to purchase 6,000 common shares in aggregate. The weighted average exercise price was $15.00 and the weighted average fair market value of the stock was $43.57.

Due to the exercise of these options for the six months ended June 30, 2006, the Corporation will receive a deduction for tax purposes for the difference between the fair value of the stock at the date of exercise and the exercise price. In accordance with Financial Accounting Standard Board (FASB) Statement No. 123(R), Share Based Payment, the Corporation has recorded the income tax benefit of $175,904 as additional paid in capital for the six months period ended June 30, 2006.

                           Note 8: Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                              Three months ended           Six months ended
                                                                   June 30,                     June 30,
                                                                 2006          2005          2006          2005
                                                                 ----          ----          ----          ----
Basic average shares outstanding                            2,299,274     2,299,521     2,295,910     2,301,971
                                                           ==========    ==========    ==========    ==========

Net income                                                 $1,870,419    $1,488,045    $3,401,153    $2,917,378
                                                           ==========    ==========    ==========    ==========

Basic net income per common share                          $     0.81    $     0.65    $     1.48    $     1.27
                                                           ==========    ==========    ==========    ==========

Diluted
  Average shares outstanding                                2,299,274     2,299,521     2,295,910     2,301,971
  Nonvested restricted stock                                   28,113        27,000        28,193        27,000
  Common stock equivalents
    Net effect of the assumed exercise of stock options        80,124        61,435        78,381        61,435
                                                           ----------    ----------    ----------    ----------
Diluted average shares                                      2,407,511     2,387,956     2,402,484     2,390,406
                                                           ==========    ==========    ==========    ==========

Net income                                                 $1,870,419    $1,488,045    $3,401,153    $2,917,378
                                                           ==========    ==========    ==========    ==========

Diluted net income per common share                        $     0.78    $     0.62    $     1.42    $     1.22
                                                           ==========    ==========    ==========    ==========

                          Note 9: Comprehensive Income

The following is a summary of activity in accumulated other comprehensive income:

                                                                                    Three months ended
                                                                                          June 30,
                                                                                   2006           2005
                                                                                ---------------------------
     Accumulated unrealized loss on securities available for sale at
     beginning of period, net of tax                                            $  (991,322)    $(1,170,538)
     Net unrealized gain (loss) for period                                         (153,359)        977,259
        Tax benefit (expense)                                                        60,745        (387,092)
                                                                                ---------------------------
     Ending other comprehensive loss at end of period, net of tax               $(1,083,936)    $  (580,371)
                                                                                ===========================

     Accumulated unrealized loss on swap at beginning, of period net of tax     $  (317,218)    $  (359,891)
     Net unrealized gain for period                                                  62,253         154,888
        Tax expense                                                                 (24,659)        (61,351)
                                                                                ---------------------------
     Ending other comprehensive loss at end of period, net of tax               $  (279,624)    $  (266,354)
                                                                                ===========================

     Accumulated other comprehensive loss at beginning of period, net of tax    $(1,308,540)    $(1,530,429)
     Other comprehensive income (loss), net of tax                                  (55,020)        683,704
                                                                                ---------------------------
     Accumulated other comprehensive loss at end of period, net of tax          $(1,363,560)    $  (846,725)
                                                                                ===========================


                                                                                     Six months ended
                                                                                         June 30,
                                                                                   2006            2005
                                                                                ---------------------------
     Accumulated unrealized loss on securities available for sale at
     beginning of period, net of tax                                            $  (922,349)    $  (401,367)
     Net unrealized loss for period                                                (267,572)       (296,413)
        Tax benefit                                                                 105,985         117,409
                                                                                ---------------------------
     Ending other comprehensive loss at end of period, net of tax               $(1,083,936)    $  (580,371)
                                                                                ===========================

     Accumulated unrealized loss on swap at beginning, of period net of tax     $  (324,235)    $  (228,156)
     Net unrealized gain (loss) for period                                           73,872         (63,252)
        Tax benefit (expense)                                                       (29,261)         25,054
                                                                                ---------------------------
     Ending other comprehensive loss at end of period, net of tax               $  (279,624)    $  (266,354)
                                                                                ===========================

     Accumulated other comprehensive loss at beginning of period, net of tax    $(1,246,584)    $  (629,523)
     Other comprehensive loss, net of tax                                          (116,976)       (217,202)
                                                                                ---------------------------
     Accumulated other comprehensive loss at end of period, net of tax          $(1,363,560)    $  (846,725)
                                                                                ===========================

                        Note 10: Stock Based Compensation

On January 1, 2006, the Corporation adopted FASB Statement No 123(R), Share-Based Payment. For comparative purposes, the following table illustrates the effect on net income and earnings per share of the Corporation had it applied the fair value recognition provisions of FASB Statement No. 123 for the period ended June 30, 2005.

                                                        Three months ended        Six months ended
                                                             June 30,                  June 30,
                                                               2005                      2005
                                                        ------------------        ----------------
Net income, as reported                                    $   1,488,045           $   2,917,378

Add:  stock-based compensation expense, net of                    39,087                  80,677
    related taxes
Less:  total stock-based compensation expense                    (71,271)               (148,996)
    determined under fair-value based method, net
    of taxes
                                                           -------------           -------------
Pro forma net income                                       $   1,455,861           $   2,849,059
                                                           =============           =============


Earnings per share:
    Basic, as reported                                     $       0.65            $        1.27
    Basic, pro forma                                       $       0.63            $        1.24

    Diluted, as reported                                   $       0.62            $        1.22
    Diluted, pro forma                                     $       0.61            $        1.19


                     Note 11: Commitments and Contingencies

Off-balance sheet financial instruments representing commitments to extend credit as of June 30, 2006 and December 31, 2005 are as follows:


                                        June 30, 2006    December 31, 2005
                                        -------------    -----------------

         Commercial credit lines         $200,354,058       $167,641,092
         Revolving home equity and
             credit card lines             89,277,830         85,400,798
         Standby letters of credit          7,826,135         10,867,093
         Other loans                        2,845,681          2,860,892
                                        --------------------------------
                                         $300,303,704       $266,769,875
                                        ================================


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

On January 1, 2006 the Corporation adopted FASB 123(R) "modified prospective" method. The "modified prospective" method recognizes compensation costs beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. The effect of adopting FASB 123(R) is $.01 for the three months ended June 30, 2006, $.02 for the six months ended June 30, 2006, and $.05 for the twelve months ended December 31, 2006.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155 ("SFAS No. 155"), Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statement No. 133, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal only strips are not subject to the requirements of SFAS 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. Additionally, SFAS No. 155 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for the Corporation on January 1, 2007 and is not expected to have a significant impact on the Corporation's financial statements.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156 ("SFAS No. 156"), Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing for Financial Assets and Extinguishments of Liabilities. SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements for any period of that fiscal year. Management has evaluated the implementation of SFAS No. 156 and has determined that SFAS No 156 is not applicable to the Corporations' financial statements, as the Corporation is not currently hedging against mortgage servicing rights.

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

The Corporation recorded net income of $1,870,419 or $0.78 per diluted share for the three month period ending June 30, 2006 compared to $1,488,045 or $0.62 per diluted share for the three month period ending June 30, 2005.

The Corporation recorded net income of $3,401,153 or $1.42 per diluted share for the six month period ending June 30, 2006 compared to $2,917,378 or $1.22 per diluted share for the six month period ending June 30, 2005.

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

Mortgage Servicing Assets

Mortgage servicing rights are recognized as separate assets when rights are acquired through the sale of mortgage loans. Capitalized servicing rights are reported in other assets and are amortized into other operating expenses and reported net in the mortgage banking income section in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Mortgage servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as loan type, interest rates, maturities, and other terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Estimates of fair value include assumptions about loan prepayment speeds, servicing costs and revenues, interest rates, and other factors which may change over time. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the cost of the rights for each stratum.

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

Results of Operations

Net Interest Income
-------------------
This section should be reviewed in conjunction with the daily average earning assets balances and interest bearing liabilities and funding tables found on page 23- 24.

Six months ended June 30, 2006 compared to the six months ended June 30, 2005:

The Corporation's results of operations depend primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. The Corporation had net interest income of $15,566,116, for the six months ended June 30, 2006 compared to net interest income of $14,286,119 for the six months ended June 30, 2005. This growth in net interest income was primarily the result of earning asset growth and a wider spread between the yield earned on loans and the yield paid on deposits due to higher short-term interest rates in 2006 compared to the same period the previous year. Overall average loans increased $25,000,000 for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.


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

The provision for loan losses was $636,000 for the six months ended June 30, 2006 compared to a $920,000 provision for loan losses for the six months ended June 30, 2005.

The decrease in the provision for loan losses for the six months ended June 30, 2006 over the same period of the previous year is due to an overall improvement in loan quality, and significant commercial loan recoveries. Based on management's risk assessment and evaluation of the probable losses of the loan portfolio, management believes that the current allowance for loan losses is adequate to provide for probable losses in the loan portfolio.

The following table sets forth activity in the allowance for loan losses:

                                                Six months ended
                                                     June 30,
                                                2006          2005
                                             ----------    ----------
     Beginning of Period                     $8,346,390    $7,795,803
            Provision for loan losses           636,000       920,000

            Losses charged to the reserve

                  Commercial                    126,841     1,275,244
                  Real Estate                   208,692       317,169
                  Credit Cards                   16,095         8,196
                  Other                             469        15,001
                                             ----------    ----------
                                                352,097     1,615,610

            Recoveries
                  Commercial                    371,754        48,417
                  Real Estate                    73,972            --
                  Credit Cards                       33            --
                                             ----------    ----------
                                                445,759        48,417

                                             ----------    ----------
     End of Period                           $9,076,052    $7,148,610
                                             ==========    ==========

     Allowance as a % of Loans                    1.27%         1.06%


Loans past due over 30 days totaled $3,633,418, or .5% of total loans at June 30, 2006 compared to $3,067,061 or .5% of total loans at June 30, 2005.

Loans are considered to be impaired when it is determined that the obligor will not pay all contractual principal and interest when due. At June 30, 2006 thirty-one loans with a balance of $3,069,251 were considered to be impaired. At June 30, 2005, thirty-six loans with a combined balance of $2,869,949 were considered to be impaired. For loans classified as impaired at June 30, 2006, the contractual interest due and the actual accrued interest recorded and paid on those loans during 2006 was $155,844 and $134, respectively. The related allowance on impaired loans at June 30, 2006 was $699,572.

At June 30, 2006 and 2005 there were approximately $0 and $30,000 of loans greater than 90 days and still accruing interest.

Other Operating Income
----------------------

The following table details the components of other operating income for the three months and six months ended June 30, 2006 and 2005:

                                                       Three months ended
                                                             June 30
                                                     2006             2005            $ Change       % Change
                                               --------------------------------------------------------------
Wealth management fees                           $   973,031      $   727,915         $ 245,116         33.7%
Rental income                                        110,930          115,840            (4,910)        -4.2%
Service charges and fees on deposit accounts         426,447          476,125           (49,678)       -10.4%
Mortgage banking income                              113,641          (37,428)          151,069        403.6%
Interchange income                                   204,625          171,307            33,318         19.4%
Other                                                274,406          285,499           (11,093)        -3.9%

                                               --------------------------------------------------------------
Total other operating income                     $ 2,103,080      $ 1,739,258         $ 363,822         20.9%
                                               ==============================================================

                                                        Six months ended
                                                            June 30
                                                     2006             2005            $ Change       % Change
                                               --------------------------------------------------------------
Wealth management fees                           $ 1,811,951      $ 1,436,121         $ 375,830         26.2%
Rental income                                        236,710          229,231             7,479          3.3%
Service charges and fees on deposit accounts         834,257          945,199          (110,942)       -11.7%
Mortgage banking income                              191,856           28,645           163,211        569.8%
Interchange income                                   384,227          326,690            57,537         17.6%
Other                                                532,195          523,611             8,584          1.6%

                                               --------------------------------------------------------------
Total other operating income                     $ 3,991,196      $ 3,489,497         $ 501,699         14.4%
                                               ==============================================================


Other operating income for the three months and six months ended June 30, 2006 increased as compared to the three months and six months ended June 30, 2005.

Wealth management fees increased for the three months and six months ended June 30, 2006 as compared to the three months and six months ended June 30, 2005. The net increase in wealth management fees is attributable to the overall price appreciation in the stock and treasury markets and an increase in assets under management.

Rental income from the other tenants in the Corporation's main office building decreased for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. The decrease is due to fewer tenants in the building in 2006 compared to the same period the previous year and the Corporation occupying more space in the building. An increase for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 is due to the billing of the annual true-up of tenant's operating costs.

Service charges and fees on deposit accounts decreased for the three months and six months ended June 30, 2006 as compared to the three months and six months ended June 30, 2005. The decrease is attributable to an increase in the earnings credit rate paid on business demand deposits which decreases the service charges assessed.

Mortgage banking income increased for the three and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2005. The overall increase is due to the Corporation decreasing the valuation reserve. When a mortgage loan is sold and the mortgage servicing rights ("MSR") are retained, the MSR is recorded as an asset on the balance sheet. The value of the MSRs is sensitive to changes in interest rates. In a low interest rate environment, mortgage loan refinancings generally increase, causing actual and expected loan prepayments to increase, which drives down the value of existing MSRs. Conversely, as interest rates rise, mortgage loan refinancings generally decline, causing actual and expected loan prepayments to decrease, which drives up the value of the MSRs. During the three and six months ended June 30, 2006, the Corporation recorded a partial recovery of previous period market value adjustments of the mortgage servicing rights due to higher interest rates which caused a significant slow down in mortgage refinances and prepayments of existing mortgages. As of June 30, 2006, a valuation reserve of $130,832 was recognized for mortgage servicing rights as compared to a valuation reserve of $388,653 at June 30, 2005.

Net gains on mortgage loans sold decreased for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. The net gains on mortgage loan sales for the three months ended June 30, 2006 is $10,121 as compared to $55,082 for the three months ended June 30, 2005. Net gains on mortgage loan sales for the six months ended June 30, 2006 increase as compared to the six month ended June 30, 2005. The net gain on mortgage loan sales for the six months ended June 30, 2006 is $42,036 compared to a net gain of $30,522 for the six months ended June 30, 2005. Mortgage originations were in excess of $6,185,300, with $6,892,704 being sold to the secondary market in the first six months of 2006 as compared to mortgage originations in excess of $8,822,150 with sales of $11,507,266 to the secondary market in the first six months of 2005.

Interchange income increased for the three months and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2005. The increase is attributable to higher transaction volumes for debit and credit cards in 2006 compared to the same period the previous year.

Other income decreased for the three months ended June 30, 2006 as compared to three months ended June 30, 2005 due to a decrease in prepayment penalties collected, and other miscellaneous fees. Other income increased for the six months ended June 30, 2006 as compared to six months ended June 30, 2005 due to increase in documentation fees, deluxe check commissions earned, and Master Card/Visa Merchant fees. This increase is partially offset by a decrease in prepayment penalties collected compared to the same period the previous year.

Other Operating Expenses
------------------------

The following table details the components of other operating expense:

                                               Three months ended
                                                     June 30,
                                             2006             2005            $ Change         % Change
                                        ---------------------------------------------------------------
Salaries, wages, and employee benefits   $  4,277,417      $ 3,641,919       $  635,498          17.4%
Occupancy                                     447,918          422,940           24,978           5.9%
Furniture and equipment                       301,467          209,348           92,119          44.0%
Professional services                         353,883          317,537           36,346          11.4%
Data Processing                               429,769          385,635           44,134          11.4%
Business development                          317,191          285,262           31,929          11.2%
Other                                         890,630          799,429           91,201          11.4%

                                        ---------------------------------------------------------------
Total other operating Income             $  7,018,275      $ 6,062,070       $  956,205          15.8%
                                        ===============================================================

                                                Six months ended
                                                    June 30,
                                             2006             2005            $ Change         % Change
                                        ---------------------------------------------------------------
Salaries, wages, and employee benefits   $  8,352,648      $ 7,222,704      $ 1,129,944          15.6%
Occupancy                                     868,713          828,974           39,739           4.8%
Furniture and equipment                       568,868          418,590          150,278          35.9%
Professional services                         748,965          671,749           77,216          11.5%
Data Processing                               876,411          770,052          106,359          13.8%
Business development                          619,476          602,527           16,949           2.8%
Other                                       1,767,915        1,591,562          176,353          11.1%

                                        ---------------------------------------------------------------
Total other operating Income             $ 13,802,996     $ 12,106,158      $ 1,696,838          14.0%
                                        ===============================================================


Other operating expenses for the three months and six months ended June 30, 2006 increased as compared to the three and six months ended June 30, 2005.

Salaries, wages and employee benefits increased for the three months and six months ended June 30, 2006 as compared to the three months and six months ended June 30, 2005. The increase is due to an increase in full-time equivalent employees, annual merit increases for many employees, group medical insurance, increased FICA expense related to the cliff vesting of restricted stock of officers of the Bank, and deferred compensation paid to the executives.

Occupancy increased for the three months and six months ended June 30, 2006 as compared to the three months and six months ended June 30, 2005. The increase is due to an increase in building maintenance, utilities, supplies, and management fees at the Corporation's main office building, real estate taxes, and depreciation expense related to the opening of the upgraded Greenwood Bank Office to a full-size, freestanding building during the third quarter of 2005.

Furniture and equipment expense increased for the three months and six months ended June 30, 2006 as compared to the three months and six months ended June 30, 2005. This is due the upgraded Greenwood Bank Office and an increase in maintenance contracts.

Professional services expense increased for the three months and six months ended June 30, 2006 as compared to the three months and six months ended June 30, 2005 due to increased advertising agency fees, courier services, attorney fees, and consulting fees. The increase is partially offset by a decrease in costs incurred during 2005 for documentation of internal controls to prepare for compliance with Section 404 of the Sarbanes Oxley Act of 2002.

Data processing expenses increased for the three months and six months ended June 30, 2006 as compared to the three months and six months ended June 30, 2005 primarily due to increased service bureau fees relating to increased transaction activity by the bank and wealth management department, and assistance with the fiduciary income tax preparation.

Business development expenses increased for the three months and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2005 due to an increase in advertising, direct mail campaign, and public relations.

Other expenses increased for the three months and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2005 due to the installation of a new automated wire system, increase in travel expense and expense relating to the enhancement of the credit card processing system.

Federal and State Income Tax
----------------------------

Federal and state income tax was $1,717,163 for the six months ended June 30, 2006 for an effective tax rate of 33.6% compared to $1,832,080 for the six months ended June 30, 2005 for an effective tax rate of 38.6%. The decrease in the effective tax rate is due to an increase of tax exempt interest recorded in 2006 relating to purchases of municipal securities in the third and fourth quarters of 2005 as well as first quarter 2006.

AVERAGE EARNING ASSETS

The following table is a summary of the daily average of earning assets:

                                            Six months ended
                                                 June 30,                      $               %
                                         2006              2005             Change          Change
                                   ----------------------------------------------------------------
Loans
       Commercial                   $ 391,000,000     $ 369,000,000     $ 22,000,000          6.0%
       Real Estate - Commercial       138,000,000       125,000,000       13,000,000         10.4%
       Real Estate - Residential      151,000,000       156,000,000       (5,000,000)        -3.2%
       Other                            5,000,000        10,000,000       (5,000,000)       -50.0%
                                   ----------------------------------------------------------------
           Total loans                685,000,000       660,000,000       25,000,000          3.8%

Investments                           172,000,000       188,000,000      (16,000,000)        -8.5%
Federal Funds Sold                     44,000,000        38,000,000        6,000,000         15.8%
Reverse Repurchase Agreements           4,000,000         5,000,000       (1,000,000)       -20.0%

                                   ----------------------------------------------------------------
Total Earning Assets                $ 905,000,000     $ 891,000,000     $ 14,000,000          1.6%
                                   ================================================================

AVERAGE INTEREST BEARING LIABILITIES AND FUNDING

The following table is a summary of the daily average of interest bearing liabilities and funding:

                                                  Six months ended
                                                       June 30,                        $                  %
                                                2006             2005               Change             Change
                                    -------------------------------------------------------------------------
Noninterest bearing deposits               $ 163,000,000    $ 156,000,000       $  7,000,000            4.5%
Interest bearing deposits                    633,000,000      606,000,000         27,000,000            4.5%
                                    -------------------------------------------------------------------------
      Total core deposits                    796,000,000      762,000,000         34,000,000            4.5%

Security repurchase agreements                51,000,000       68,000,000        (17,000,000)         -25.0%
FHLB advances                                 21,000,000       32,000,000        (11,000,000)         -34.4%
Subordinated debt                              5,000,000        5,000,000                  -            0.0%
Long-term debt                                14,000,000       14,000,000                  -            0.0%
Shareholders' equity                          55,000,000       49,000,000          6,000,000           12.2%
                                    -------------------------------------------------------------------------
      Total funding                        $ 942,000,000    $ 930,000,000       $ 12,000,000            1.3%
                                    =========================================================================

                                    -------------------------------------------------------------------------
Total interest bearing liabilities         $ 724,000,000    $ 725,000,000       $ (1,000,000)          -0.1%
                                    -------------------------------------------------------------------------

      Total interest expense/
      Total interest bearing liabilities             3.7%             2.6%


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

The Corporation has many sources of funds available, they include: overnight federal funds sold, investments available for sale, maturity of investments held for sale, deposits, Federal Home Loan Bank ("FHLB") advances, and issuance of debt. Funding sources did not change significantly during the first six months of 2006. Deposits are the most significant funding source and loans are the most significant use of funds for the six months ended June 30, 2006 and 2005. The Corporation maintains a $5,000,000 revolving credit agreement with Harris Trust and Savings Bank to provide additional liquidity support to the Bank, if needed. There were no borrowings under this agreement at June 30, 2006 or 2005.

Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as available for sale, and maturing loans. Federal funds sold represented the Corporation's primary source of immediate liquidity and were maintained at a level adequate to meet immediate needs. Federal funds sold averaged approximately $44,000,000 for the six months ended June 30, 2006, and $38,000,000 for the six months ended June 30, 2005. Reverse repurchase agreements may serve as a source of liquidity, but are primarily used as collateral for customer balances in overnight repurchase agreements. Maturities in the Corporation's loan and investment portfolios are monitored regularly to manage the maturity dates of deposits to coincide with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

The Corporation's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation's liquidity position.

The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At June 30, 2006, the Corporation's rate sensitive liabilities exceeded rate sensitive assets due within one year by $68,345,000.

As part of managing liquidity, the Corporation monitors its loan to deposit ratio on a daily basis. At June 30, 2006 the ratio was 88.9 percent.

The Corporation experienced an decrease in cash and cash equivalents, another primary source of liquidity, of $1,608,653 during the first six months of 2006. Deposit growth provided net cash of $26,529,607. Investments provided net cash of $3,126,975, federal funds sold used net cash of $2,402,568, and lending activities used $34,176,418.

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

The Corporation maintains a Revolving Credit Agreement with Harris Trust and Savings Bank in the amount of $5,000,000 that will mature September 30, 2006. As of June 30, 2006, there were no amounts outstanding under this Revolving Credit Agreement.

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

Under the terms of the agreement, there are many different interest rate options available. Each floating rate option is available for a fixed term of 1-3 months. The Bank is currently paying Adjusted 3-month LIBOR plus 2.0% which equates to 7.23%. Interest payments are due at the expiration of the fixed term option.

The Bank has incurred indebtedness pursuant to FHLB advances as follows:

                         Amount             Rate              Maturity
                         ------             ----              --------

                    $ 5,000,000             5.36%             08/14/2006
                      8,000,000             4.19%             07/24/2007
                      3,000,000             5.57%             08/13/2007
                      3,000,000             5.55%             10/02/2008
                    -----------           -------
                    $19,000,000
                    ===========

The Bank may add indebtedness of this nature in the future if determined to be in the best interest of the Bank.

Capital for the Bank is at or above the well-capitalized regulatory requirements at June 30, 2006. Pertinent capital ratios for the Bank as of June 30, 2006 are as follows:

                                                            Well     Adequately
                                          Actual     Capitalized    Capitalized
                                          ------     -----------    -----------
Tier 1 risk-based capital ratio             9.2%            6.0%           4.0%
Total risk-based capital ratio             11.1%           10.0%           8.0%
Leverage ratio                              7.2%            5.0%           4.0%

Dividends from the Bank to the Corporation may not exceed the undivided profits of the Bank (included in consolidated retained earnings) without prior approval of a federal regulatory agency. In addition, Federal banking laws limit the amount of loans the Bank may make to the Corporation, subject to certain collateral requirements. The Bank declared and made a $650,000 dividend to the Corporation during the six months ended June 30, 2006 and 2005. No loans from the Bank to the Corporation were made during the six months ended June 30, 2006 or 2005.

In 2003, the Board of Directors of the Corporation authorized and announced a repurchase program entitled "Program One" and "Program Two". Program One covers employees and directors and was initially set to expire December 2005. During the fourth quarter of 2005, the Board of Directors authorized the extension of Program One until December 31, 2008 unless terminated earlier by the Board of Directors. The Board of Directors also authorized an additional $1,900,000 to be allocated to Program One. Under Program One, the Corporation may spend up to $7,400,000 in individually negotiated transactions to repurchase its shares from employees and directors who wish to sell their stock, of which $1,764,788 is still available. Program Two covers all other shareholders and was set to expire December 2005 unless terminated earlier by the Board of Directors. During the fourth quarter of 2005, the Board of Directors authorized the extension of Program Two until December 31, 2008 unless terminated earlier by the Board of Directors. The Board of Directors also authorized an additional $2,600,000 to be allocated to Program Two. Under Program Two, the Corporation may spend up to $10,200,000 in individually negotiated transactions to repurchase its shares from shareholders who wish to sell, of which $4,548,601 is available.

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

At June 30, 2006, the interest rate risk position of the Corporation was liability sensitive. Maintaining a liability sensitive interest rate risk position means that net income should decrease as rates rise, and increase as rates fall. Due to the mix and timing of the repricing of the Corporation's assets and liabilities, interest income is not materially impacted whether rates increase or decrease in a 200 basis point interest rate shock.

See further discussion liquidity and interest rate sensitivity on pages 24 - 25 of this report.

There have been no material changes in the quantitative analysis used by the Corporation since filing the 2005 Form 10-K; for further discussion of the quantitative analysis used by the Corporation refer to page 46 of the 2005 Form 10-K filed on March 28, 2006.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Corporation's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2006, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures as of June 30, 2006 were effective in ensuring information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

Changes in Internal Control. There have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

Item 1. A.     Risk Factors
               There have been no material changes in our risk factors from that disclosed in our 2005 Annual Report on Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

               (a) On April 26, 2006 the Corporation sold a total of 2,000 shares of common stock for the aggregate amount of $40,000 to one officer of the Corporation pursuant to the exercise of stock options by the officer.

                    On June 16, 2006 the Corporation sold a total of 2,000 shares of common stock for the aggregate amount of $25,000 to one director of the Corporation pursuant to the exercise of stock options by the director.

                    On June 20, 2006 the Corporation sold a total of 2,000 shares of common stock for the aggregate amount of $25,000 to one director of the Corporation pursuant to the exercise of stock options by the director.

                    All of these shares were sold in private placements pursuant to Section 4(2) of the Securities Act of 1933.

               (b)  Not applicable.

               (c) In 2003, the Board of Directors of the Corporation authorized and announced a repurchase program entitled "Program One" and "Program Two". Program One covers employees and directors and was initially set to expire December 2005. During the fourth quarter of 2005, the Board of Directors authorized the extension of Program One until December 31, 2008 unless terminated earlier by the Board of Directors. The Board of Directors also authorized an additional $1,900,000 to be allocated to Program One. Under Program One, the Corporation may spend up to $7,400,000 in individually negotiated transactions to repurchase its shares from employees and directors who wish to sell their stock, of which $1,764,788 is still available. Program Two covers all other shareholders and was set to expire December 2005 unless terminated earlier by the Board of Directors. During the fourth quarter of 2005, the Board of Directors authorized the extension of Program Two until December 31, 2008 unless terminated earlier by the Board of Directors. The Board of Directors also authorized an additional $2,600,000 to be allocated to Program Two. Under Program Two, the Corporation may spend up to $10,200,000 in individually negotiated transactions to repurchase its shares from shareholders who wish to sell, of which $4,548,601 is still available.

                    The following table sets forth the issuer repurchases of equity securities that are registered by the Corporation pursuant to Section 12 of the 1934 Act during the second quarter of 2006:

Issuer Purchases of Equity Securities.
--------------------------------------

----------------------------------------------------------------------------------------------------
                                                                                 Maximum Number (or
                                                                                 Approximate Dollar
                                                            Total Number of      Value) of Shares
                  Total Number of                           Shares Purchased     that May Yet Be
Period            Shares Purchased                          as Part of           Purchased Under the
                  during 2nd quarter   Average Price Paid   Publicly Announced   Plans or Programs
                  2006                 per Share            Plans or Programs**
----------------------------------------------------------------------------------------------------
04/01/06 -
04/30/06                 6,169               $42.90               6,169              $6,690,704
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
05/01/06 -
05/31/06                   547               $43.076                547              $6,667,142
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
06/01/06 -
06/30/06                 8,070               $43.836              8,070              $6,313,389
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
Total                   14,786                  *                14,786
-----------------------------------------------------------------------

* The weighted average price per share for the period April 2006 through June 2006 was $43.417.
** All shares repurchased by the Corporation during 2006 were completed pursuant to Program One and Program Two.


Item 3.        Defaults Upon Senior Securities - Not applicable

Item 4.        Submission of Matters to a Vote of Security Holders
               On June 15, 2006, at 3:00 p.m. at the Corporation's offices at 107 North Pennsylvania Street, Indianapolis, Indiana the annual meeting of shareholders was held. Two items were presented for consideration of the shareholders.

               The first item was the election of Kathryn G. Betley, David R. Frick, Philip B. Roby and John T. Thompson to the Board of Directors to serve for a term of three years and until their successors are duly elected and qualified. The vote tabulation for the election of Mrs. Betley was 1,688,007 "for" and 6,250 shares against; Mr. Frick was 1,692,757 "for" and 1,500 shares against; Mr. Roby was 1,693,869 "for" and 387 shares against; and Mr. Thompson was 1,687,607 "for" and 6,650 shares against. The following director's terms continued after the meeting: Mr. Andre
               B. Lacy; Dr. G. Benjamin Lantz, Jr; Mr. Michael S. Maurer; Mr. Morris L. Maurer; and Mr. Todd Stuart.

               The second item was the ratification of Ernst & Young LLP as the Corporation's public accountants. This matter was approved by a vote of 1,692,148 shares "for", 1,261 shares against, and 847 shares abstained.

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

                  3.02 Bylaws of the Corporation, filed as Exhibit 3(ii) to the Corporation's Form 10-Q as of September 30, 1996 are incorporated by reference

                  10.01 1993 Key Employees' Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(a) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

                  10.02 1993 Directors' Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(b) to the Corporation's Form 10-Q as of June 30, 2001 is incorporated by reference

                  10.03 1993 Restricted Stock Plan of the Corporation, as amended, filed as Exhibit 10(c) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

                  10.04 Form of agreement under the 1993 Key Employees Stock Option Plan, filed as Exhibit 10(d) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

                  10.05 Form of agreement under the 1993 Restricted Stock Plan, filed as Exhibit 10(e) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

                  10.06 Schedule of Directors Compensation Arrangements, filed as 10.06 hereto

                  10.07 Schedule of Named Executive Officers Compensation Arrangements, as amended, filed as Exhibit 10.07 to the Corporation's Form 8-K filed on May 18, 2006 is incorporated by reference

                  10.08 The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10(h) to the Corporation's Form 8-K dates June 22, 2005 is incorporated by reference

                  10.09 Form of Restricted Stock Award Agreement for The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10(i) to the Corporation's Form 8-K as of June 22, 2005, is incorporated by reference

                  10.10 Form of Stock Option Award Agreement for The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10(j) to the Corporation's Form 8-K as of June 22, 2005 is incorporated by reference

                  10.11 Employment Agreement dated December 15, 2005 between Morris L. Maurer and the Corporation, filed as Exhibit 10.06 to the Corporation's Form 8-K dated December 21, 2005 is incorporate by reference

                  10.12 Employment Agreement dated December 15, 2005 between Philip B. Roby and the Corporation, filed as Exhibit 10.07 to the Corporation's Form 8-K dated December 21, 2005 is incorporate by reference

                  10.13 The National Bank of Indianapolis Corporation Executive's Deferred Compensation Plan, filed as
                              Exhibit 10.08 to the Corporation's Form 8-K dated December 21, 2005 is incorporated by reference

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



                           Date:  August 8, 2006

                           THE NATIONAL BANK OF INDIANAPOLIS CORPORATION


                           /s/ Debra L. Ross
                           ------------------------------------
                           Debra L. Ross
                           Chief Financial Officer
                           (Principal Financial Officer)

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

   10.06 Schedule of Directors Compensation Arrangements, filed as 10.06 hereto

   10.07 Schedule of Named Executive Officers Compensation Arrangements, as amended, filed as Exhibit 10.07 to the Corporation's Form 8-K filed on May 18, 2006 is incorporated by reference

   10.08 The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10(h) to the Corporation's Form 8-K dates June 22, 2005 is incorporated by reference

   10.09 Form of Restricted Stock Award Agreement for The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as
               Exhibit 10.(i) to the Corporation's Form 8-K as of June 22, 2005, is incorporated by reference

   10.10 Form of Stock Option Award Agreement for The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as
               Exhibit 10(j) to the Corporation's Form 8-K as of June 22, 2005 is incorporated by reference

   10.11 Employment Agreement dated December 15, 2005 between Morris L. Maurer and the Corporation, filed as Exhibit 10.06 to the Corporation's Form 8-K dated December 21, 2005 is incorporated by reference

   10.12 Employment Agreement dated December 15, 2005 between Philip B. Roby and the Corporation, filed as Exhibit 10.07 to the Corporation's Form 8-K dated December 21, 2005 is incorporated by reference

   10.13 The National Bank of Indianapolis Corporation Executive' Deferred Compensation Plan, filed as Exhibit 10.08 to the Corporation's Form 8-K dated December 21, 2005 is incorporated by reference

   10.14 The National Bank of Indianapolis Corporation 401(K) Savings Plan (as amended and restated generally effective January 1, 2006), filed as Exhibit 10.14 to Form 10K for the fiscal year ended December 31, 2005, is incorporated by reference

   31.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

   31.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

   32.1        Chief Executive Officer Certification pursuant to 18 U.S.C.
               Section 1350

   32.2        Chief Financial Officer Certification pursuant to 18 U.S.C.
               Section 1350