Form 10-Q
period 2006-09-30
NATIONAL BANK OF INDIANAPOLIS CORP
filed 2006-11-09
CIK 912382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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
                                              Yes [ ]                 No  [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Common Stock                      Outstanding at November 9, 2006
--------------------------------------         -------------------------------
[Common Stock, no par value per share]                  2,305,585 shares

                                Table of Contents
                  The National Bank of Indianapolis Corporation

                               Report on Form 10-Q
                                for Quarter Ended
                               September 30, 2006


PART I - FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements (Unaudited)
            Consolidated Balance Sheets - September 30, 2006
            and December 31, 2005..............................................1
            Consolidated Statements of Income - Three Months
            ended September 30, 2006 and 2005..................................2
            Consolidated Statements of Income - Nine Months
            ended September 30, 2006 and 2005..................................3
            Consolidated Statements of Cash Flows - Nine Months
            ended September 30, 2006 and 2005..................................4
            Consolidated Statements of Shareholders' Equity - Nine Months
            ended September 30, 2006 and 2005..................................5
            Notes to Consolidated Financial Statements......................6-14


Item 2.     Management's Discussion and Analysis...........................14-28

Item 3.     Quantitative and Qualitative Disclosures about Market Risk........28

Item 4.     Controls and Procedures...........................................29


PART II -   OTHER INFORMATION

Item 1.     Legal Proceedings.................................................30
Item 1.A.   Risk Factors......................................................30
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds....30-31
Item 3.     Defaults Upon Senior Securities...................................31
Item 4.     Submission of Matters to a Vote of Security Holders...............31
Item 5.     Other Information ................................................31
Item 6.     Exhibits.......................................................31-33
Signatures  ..................................................................34

Part I - Financial Information
Item 1. Financial Statements



                             The National Bank of Indianapolis Corporation
                                      Consolidated Balance Sheets

                                                                      September 30,        December 31,
                                                                               2006                2005
                                                                         (Unaudited)              (Note)
                                                                ----------------------------------------
Assets
Cash and due from banks                                                $ 46,087,736        $ 32,223,665
Reverse repurchase agreements                                             1,000,000           5,000,000
Federal funds sold                                                       47,710,959          33,214,446
Investment securities
     Available-for-sale securities                                       60,652,412          70,002,125
     Held-to-maturity securities                                         88,638,394          83,732,666
                                                                ----------------------------------------
Total investment securities                                             149,290,806         153,734,791

Loans                                                                   721,654,318         684,487,802
     Less:  Allowance for loan losses                                    (9,263,581)         (8,346,390)
                                                                ----------------------------------------
Net loans                                                               712,390,737         676,141,412
Premises and equipment                                                   12,106,777          11,872,396
Accrued interest                                                          4,985,029           4,602,045
Stock in federal banks                                                    3,347,900           3,735,800
Other assets                                                             18,678,642           7,937,299
                                                                ----------------------------------------
Total assets                                                          $ 995,598,586       $ 928,461,854
                                                                ========================================

Liabilities and shareholders' equity
Deposits:
     Noninterest-bearing demand deposits                              $ 169,837,036       $ 171,857,446
     Money market and savings deposits                                  484,287,340         465,220,257
     Time deposits over $100,000                                         92,674,685          66,209,839
     Other time deposits                                                 78,609,406          71,028,173
                                                                ----------------------------------------
Total deposits                                                          825,408,467         774,315,715
Security repurchase agreements                                           63,218,887          53,556,402
FHLB advances                                                            24,000,000          24,000,000
Subordinated debt                                                         5,000,000           5,000,000
Junior subordinated debentures owed to unconsolidated subsidiary trust   13,918,000          13,918,000
Other liabilities                                                         6,090,069           6,089,215
                                                                ----------------------------------------
Total liabilities                                                       937,635,423         876,879,332

Shareholders' equity:
     Common stock, no par value:
     Authorized shares 2006 and 2005 - 3,000,000 shares;
     issued 2,656,121 in 2006 and 2,657,802 in 2005;
     outstanding 2,312,116 in 2006 and 2,333,406 in 2005                 18,542,914          19,549,673
     Unearned compensation                                                        -            (357,507)
     Additional paid in capital                                           5,307,095           4,009,263
     Retained earnings                                                   34,810,284          29,627,677
     Accumulated other comprehensive loss                                  (697,130)         (1,246,584)
                                                                ----------------------------------------
Total shareholders' equity                                               57,963,163          51,582,522
                                                                ----------------------------------------
Total liabilities and shareholders' equity                            $ 995,598,586       $ 928,461,854
                                                                ========================================


Note: The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accountin888g principles for complete financial statements. See notes to consolidated financial statements.

                  The National Bank of Indianapolis Corporation
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                          Three months ended
                                                                             September 30,
                                                                        2006              2005
                                                                  ------------------------------------
Interest income:
     Interest and fees on loans                                        $ 13,815,995      $ 11,278,982
     Interest on investment securities                                    1,657,248         1,718,919
     Interest on federal funds sold                                         509,291           392,643
     Interest on reverse repurchase agreements                               12,778            39,354
                                                                  ------------------------------------
Total interest income                                                    15,995,312        13,429,898

Interest expense:
     Interest on deposits                                                 6,469,805         4,366,968
     Interest on repurchase agreements                                      584,708           386,752
     Interest on FHLB advances and overnight borrowings                     302,333           371,731
     Interest on long term debt                                             470,297           446,722
                                                                  ------------------------------------
Total interest expense                                                    7,827,143         5,572,173
                                                                  ------------------------------------
Net interest income                                                       8,168,169         7,857,725

Provision for loan losses                                                   225,000           565,000
                                                                  ------------------------------------
Net interest income after provision for loan losses                       7,943,169         7,292,725

Other operating income:
     Wealth management fees                                                 961,290           784,728
     Rental income                                                          111,216           113,355
     Service charges and fees on deposit accounts                           430,173           448,301
     Mortgage banking income (loss)                                         (21,588)          166,513
     Interchange income                                                     204,162           166,132
     Other                                                                  410,650           294,826
                                                                  ------------------------------------
Total other operating income                                              2,095,903         1,973,855

Other operating expenses:
     Salaries, wages and employee benefits                                4,821,849         3,863,703
     Occupancy                                                              449,827           451,747
     Furniture and equipment                                                304,425           223,300
     Professional services                                                  345,339           367,561
     Data processing                                                        406,764           394,730
     Business development                                                   294,321           288,749
     Other                                                                  853,954           952,827
                                                                  ------------------------------------
Total other operating expenses                                            7,476,479         6,542,617
                                                                  ------------------------------------
Net income before tax                                                     2,562,593         2,723,963
     Federal and state income tax                                           781,139         1,058,942
                                                                  ------------------------------------
Net income after tax                                                    $ 1,781,454       $ 1,665,021
                                                                  ====================================


Basic earnings per share                                                     $ 0.77            $ 0.72
                                                                  ====================================

Diluted earnings per share                                                   $ 0.74            $ 0.70
                                                                  ====================================

See notes to consolidated financial statements.

                  The National Bank of Indianapolis Corporation
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                           Nine months ended
                                                                             September 30,
                                                                        2006              2005
                                                                  ------------------------------------
Interest income:
     Interest and fees on loans                                        $ 38,844,869      $ 31,420,207
     Interest on investment securities                                    4,843,758         4,654,444
     Interest on federal funds sold                                       1,304,696           872,781
     Interest on reverse repurchase agreements                               99,597            99,894
                                                                  ------------------------------------
Total interest income                                                    45,092,920        37,047,326

Interest expense:
     Interest on deposits                                                17,582,754        11,326,268
     Interest on repurchase agreements                                    1,560,585         1,071,782
     Interest on FHLB advances and overnight borrowings                     820,823         1,188,747
     Interest on long term debt                                           1,394,473         1,316,685
                                                                  ------------------------------------
Total interest expense                                                   21,358,635        14,903,482
                                                                  ------------------------------------
Net interest income                                                      23,734,285        22,143,844

Provision for loan losses                                                   861,000         1,485,000
                                                                  ------------------------------------
Net interest income after provision for loan losses                      22,873,285        20,658,844

Other operating income:
     Wealth management fees                                               2,773,241         2,220,849
     Rental income                                                          347,926           342,586
     Service charges and fees on deposit accounts                         1,264,430         1,393,500
     Mortgage banking income                                                170,268           195,157
     Interchange income                                                     588,389           492,822
     Other                                                                  942,845           818,438
                                                                  ------------------------------------
Total other operating income                                              6,087,099         5,463,352

Other operating expenses:
     Salaries, wages and employee benefits                               13,174,497        11,086,407
     Occupancy                                                            1,318,540         1,280,721
     Furniture and equipment                                                873,293           641,890
     Professional services                                                1,094,304         1,039,310
     Data processing                                                      1,283,175         1,164,782
     Business development                                                   913,797           891,276
     Other                                                                2,621,869         2,544,389
                                                                  ------------------------------------
Total other operating expenses                                           21,279,475        18,648,775
                                                                  ------------------------------------
Net income before tax                                                     7,680,909         7,473,421
     Federal and state income tax                                         2,498,302         2,891,022
                                                                  ------------------------------------
Net income after tax                                                    $ 5,182,607       $ 4,582,399
                                                                  ====================================


Basic earnings per share                                                     $ 2.25            $ 1.99
                                                                  ====================================

Diluted earnings per share                                                   $ 2.16            $ 1.92
                                                                  ====================================

See notes to consolidated financial statements.

                  The National Bank of Indianapolis Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                         Nine months ended
                                                                           September 30,
                                                                        2006            2005
                                                                   -------------------------------
Operating Activities
Net Income                                                             $ 5,182,607    $ 4,582,399
Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
          Provision for loan losses                                        861,000      1,485,000
          Depreciation and amortization                                    837,389      1,063,383
          Mortgage servicing rights impairment recoveries                  (50,891)       (65,337)
          Gain on sale of loans                                            (86,863)       (75,363)
          Gain on sale of fixed assets                                           -        (23,100)
          Income tax benefit from exercise of options (APB 25)                   -        173,279
          Stock compensation                                                99,786         99,793
          Net accretion of investments                                     210,110        221,798
          Unearned compensation amortization                                     -        198,318
          Compensation expense related to restricted stock and options     514,128              -
          Increase in:
             Accrued interest receivable                                  (382,984)       (50,034)
             Other assets                                              (10,608,524)      (196,348)
          Increase in:
             Other liabilities                                                 854         40,876

                                                                   -------------------------------
Net cash provided (used) by operating activities                        (3,423,388)     7,454,664
                                                                   -------------------------------

Investing Activities
Net change in federal funds sold                                       (14,496,513)   (14,855,830)
Net change in reverse repurchase agreements                              4,000,000              -
Proceeds from maturities of investment securities held
      to maturity                                                        5,779,203      1,272,390
Proceeds from maturities of investment securities available
      for sale                                                          11,014,082     42,021,290
Purchases of investment securities held to maturity                    (10,523,243)    (4,005,956)
Purchases of investment securities available for sale                     (981,875)   (20,494,843)
Net increase in loans                                                  (48,838,164)   (37,745,661)
Proceeds from sale of loans                                             11,814,702     16,024,872
Purchases of bank premises and equipment                                (1,270,636)    (2,984,462)

                                                                   -------------------------------
Net cash used by investing activities                                  (43,502,444)   (20,768,200)
                                                                   -------------------------------

Financing Activities
Net increase in deposits                                                51,092,752     87,185,084
Net increase (decrease) in security repurchase agreements                9,662,485    (27,241,835)
Net change in FHLB borrowings                                                    -     (5,000,000)
Income tax benefit from exercise of options (FASB 123(R))                  219,436              -
Proceeds from issuance of stock                                            662,331        556,922
Repurchase of stock                                                       (847,101)    (1,266,545)

                                                                   -------------------------------
Net cash provided by financing activities                               60,789,903     54,233,626
                                                                   -------------------------------

Increase in cash and cash equivalents                                   13,864,071     40,920,090

Cash and cash equivalents at beginning of year                          32,223,665     22,824,622
                                                                   -------------------------------

Cash and cash equivalents at end of period                            $ 46,087,736   $ 63,744,712
                                                                   ===============================

Interest paid                                                         $ 21,087,524   $ 14,959,015
                                                                   ===============================

Income taxes paid                                                      $ 3,212,101    $ 2,910,838
                                                                   ===============================

See notes to consolidated financial statements.

                  The National Bank of Indianapolis Corporation
                 Consolidated Statement of Shareholders' Equity
                                   (Unaudited)

                                                                                                       Accumulated
                                                                            Additional                   and Other
                                                    Common       Unearned      Paid In     Retained  Comprehensive
                                                     Stock   Compensation      Capital     Earnings         Income         TOTAL
                                              -----------------------------------------------------------------------------------
Balance at December 31, 2004                  $ 20,595,989     $ (624,543) $ 3,836,613 $ 23,365,151    $  (629,523) $ 46,543,687

Comprehensive income:
    Net income                                                                            4,582,399                    4,582,399
    Other comprehensive income
       Net unrealized loss on investments,
         net of tax of $194,901                                                                           (297,149)     (297,149)
       Net unrealized loss on swap
        net of tax $66,262                                                                                (101,024)     (101,024)
                                                                                                                   --------------

Total comprehensive income                                                                                             4,184,226

Income tax benefit from exercise of warrants & options                         173,279                                   173,279
Issuance of 29,605 shares of common stock
    under stock-based compensation plans           655,231          1,484                                                656,715
Repurchase of 34,113 shares of common stock     (1,266,545)                                                           (1,266,545)
Compensation earned                                               198,318                                                198,318
                                              -----------------------------------------------------------------------------------
Balance at September 30, 2005                 $ 19,984,675     $ (424,741) $ 4,009,892 $ 27,947,550    $(1,027,696) $ 50,489,680
                                              ===================================================================================




Balance at December 31, 2005                  $ 19,549,673     $ (357,507) $ 4,009,263 $ 29,627,677   $ (1,246,584) $ 51,582,522

Comprehensive income:
    Net income                                                                            5,182,607                    5,182,607
    Other comprehensive income
       Net unrealized gain on investments,
         net of tax of $263,958                                                                            402,434       402,434
       Net unrealized gain on swap
        net of tax $96,431                                                                                 147,020       147,020

                                                                                                                   --------------
Total comprehensive income                                                                                             5,732,061

Income tax benefit from exercise of warrants & options                         219,436                                   219,436
Issuance of 40,018 shares of common stock
   under stock-based compensation plans          1,012,867                    (250,750)                                  762,117
Repurchase of 19,609 shares of common stock       (847,101)                                                             (847,101)
Compensation earned                                                            514,128                                   514,128
Adoption of FASB 123(R)                         (1,172,525)       357,507      815,018                                         -
                                              -----------------------------------------------------------------------------------
Balance at September 30, 2006                 $ 18,542,914     $        -  $ 5,307,095 $ 34,810,284     $ (697,130) $ 57,963,163
                                              ===================================================================================

See notes to consolidated financial statements.

                        The National Bank of Indianapolis
                                   Corporation

                   Notes to Consolidated Financial Statements

                               September 30, 2006

                          Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of The National Bank of Indianapolis Corporation ("Corporation") and its wholly-owned subsidiary, The National Bank of Indianapolis ("Bank"). All intercompany transactions between the Corporation and its subsidiary have been properly eliminated. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Form 10-K for the year ended December 31, 2005.

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

                          Note 3: Investment Securities

The securities available for sale and held to maturity are summarized as follows:

                                                          Available-for-Sale Securities
                                            --------------------------------------------------------
                                                             Gross          Gross         Estimated
                                             Amortized     Unrealized     Unrealized        Fair
                                               Cost           Gain          Loss            Value
                                            --------------------------------------------------------
     September 30, 2006
     U.S. Treasury securities               $ 1,492,371    $        --    $     1,956    $ 1,490,415
     U.S. Government agencies                60,000,000             --        858,999     59,141,001
     Collateralized mortgage obligations         20,970             26             --         20,996
                                            --------------------------------------------------------
                                            $61,513,341    $        26    $   860,955    $60,652,412
                                            ========================================================
     December 31, 2005
     U.S. Treasury securities               $ 1,494,394    $        --    $     2,009    $ 1,492,385
     U.S. Government agencies                70,000,000             --      1,525,300     68,474,700
     Collateralized mortgage obligations         35,052             --             12         35,040
                                            --------------------------------------------------------
                                            $71,529,446    $        --    $ 1,527,321    $70,002,125
                                            ========================================================


                                                           Held-to-Maturity Securities
                                            --------------------------------------------------------
                                                             Gross          Gross         Estimated
                                             Amortized     Unrealized     Unrealized        Fair
                                               Cost           Gain          Loss            Value
                                            --------------------------------------------------------
     September 30, 2006
     Municipals                             $46,245,251    $   251,469    $   353,597    $46,143,123
     Collateralized mortgage obligations     42,193,143             --      1,149,391     41,043,752
     Other securities                           200,000          1,414          1,987        199,427
                                            --------------------------------------------------------
                                            $88,638,394    $   252,883    $ 1,504,975    $87,386,302
                                            ========================================================
     December 31, 2005
     Municipals                             $35,715,981    $   315,262    $   582,213    $35,449,030
     Collateralized mortgage obligations     47,791,685             --      1,400,263     46,391,422
     Other securities                           225,000          2,202          1,598        225,604
                                            --------------------------------------------------------
                                            $83,732,666    $   317,464    $ 1,984,074    $82,066,056
                                            ========================================================


The Corporation held 99 investment securities as of September 30, 2006 of which the amortized cost was greater than market value. The unrealized losses relate primarily to securities issued by the U.S. Treasury, the Federal Home Loan Mortgage Corporation (FHLMC) and Municipals. The majority of these investment securities were purchased during 2004 and 2005. Management does not believe any individual unrealized loss as of September 30, 2006 represents an other-than temporary impairment. The Corporation has both the intent and ability to hold these securities for a time necessary to recover the amortized cost.

The unrealized losses for investments classified as available-for-sale are primarily attributable to changes in interest rates and individually were 3.29% or less of their respective amortized costs.

Available for Sale Securities
-----------------------------
                                         Less than 12 months                  Greater than 12 months
                                   In an unrealized loss position         In an unrealized loss position
                               -------------------------------------  --------------------------------------
                                                                                                               Total        Total
                                Unrealized    Number                   Unrealized    Number                  Unrealized   Estimated
                                   Loss         of        Estimated       Loss         of        Estimated      Loss         Fair
                                  Amount    Securities   Fair Value      Amount    Securities   Fair Value     Amount       Value
                               -------------------------------------  --------------------------------------------------------------
Investment securities:
     U.S. treasury securities  $     1,956          3    $ 1,490,415  $        --         --    $        --  $    1,956  $ 1,490,415
     U. S. government agencies          --         --             --      858,999          3     59,141,001     858,999   59,141,001
                               -----------------------------------------------------------------------------------------------------
Total                          $     1,956          3    $ 1,490,415  $   858,999          3    $59,141,001  $  860,955  $60,631,416
                               =====================================================================================================

Held to Maturity Securities
---------------------------
                                         Less than 12 months                  Greater than 12 months
                                   In an unrealized loss position         In an unrealized loss position
                               -------------------------------------  --------------------------------------
                                                                                                               Total        Total
                                Unrealized    Number                   Unrealized    Number                  Unrealized   Estimated
                                   Loss         of        Estimated       Loss         of        Estimated      Loss         Fair
                                  Amount    Securities   Fair Value      Amount    Securities   Fair Value     Amount       Value
                               -------------------------------------  --------------------------------------------------------------

Investment securities:
     Municipal Bonds           $   353,597         85    $37,289,969  $        --         --    $        --  $  353,597  $37,289,969
     Collateralized mortgage
     obligations                        --         --             --    1,149,391          3     41,043,752   1,149,391   41,043,752
     Other securities                   --         --             --        1,987          5        123,013       1,987      123,013
                               -----------------------------------------------------------------------------------------------------
Total                          $   353,597         85    $37,289,969  $ 1,151,378          8    $41,166,765  $ 1,504,975 $78,456,734
                               =====================================================================================================


                                  Note 4: Loans
Loans consist of the following:

                                                      September 30, 2006    December 31, 2005
                                                    --------------------------------------------
     Residential loans secured by real estate                $ 261,108,590        $ 245,939,099
     Commercial loans secured by real estate                   145,571,224          138,075,123
     Other commercial and industrial loans                     269,605,768          252,528,082
     Consumer loans                                             45,368,736           47,945,498
                                                    --------------------------------------------
     Total loans                                               721,654,318          684,487,802
     Less allowance for loan losses                             (9,263,581)          (8,346,390)
                                                    --------------------------------------------
     Total loans, net                                        $ 712,390,737        $ 676,141,412
                                                    ============================================

Activity in the allowance for loan losses was as follows:

                                            Three months ended                    Nine months ended
                                               September 30,                        September 30,
                                          2006              2005               2006               2005
                                      ----------------------------------   ------------------------------------
Beginning balance                       $   9,076,052     $   7,148,610      $   8,346,390      $    7,795,803
Loans charged off/recoveries (net)           (37,471)             8,651             56,191         (1,558,542)
Provision for loan losses                     225,000           565,000            861,000           1,485,000
                                      ----------------------------------   ------------------------------------
Ending balance                          $   9,263,581     $   7,722,261      $   9,263,581      $    7,722,261
                                      ==================================   ====================================

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

Under the terms of the agreement, there are various interest rate options available. Each floating rate option is available for a fixed term of 1-3 months. The Bank is currently paying adjusted 3-month LIBOR plus 2.0% which equates to 7.40 % at September 30, 2006. Interest payments are due at the expiration of the fixed term option.

              Note 6: Derivative Instruments and Hedging Activities

During 2004, the Corporation entered into an interest rate swap to reduce the volatility of variable interest payments received on a portion of its overnight federal funds sold. This interest rate swap qualified as and is being accounted for as a cash flow hedge pursuant to Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS 133"). SFAS 133 requires changes in the fair value of cash flow hedges to be reported as a component of Other Comprehensive Income, net of deferred taxes.

                                             September 30, 2006              December 31, 2005
--------------------------------------------------------------------------------------------------------
                                                             Net                                 Net
                                                         Ineffective                         Ineffective
                                 Notional   Derivative   Hedge Gains  Notional  Derivative   Hedge Gains
                                  Amount    Liability     (Losses)     Amount   Liability     (Losses)
--------------------------------------------------------------------  ----------------------------------
Cash Flow Hedge
  Overnight Federal Funds Sold
    Receive fixed interest
      rate swap                $20,000,000   $293,450     $     --   $20,000,000  $536,902    $    --

                        Note 7: Stock Based Compensation

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

During the third quarter of 2006, three officers of the Corporation exercised options to purchase 4,433 common shares in aggregate. The weighted average exercise price was $20.51 and the weighted average fair market value of the stock was $45.77.

Due to the exercise of these options for the nine months ended September 30, 2006, the Corporation will receive a deduction for tax purposes for the difference between the fair value of the stock at the date of exercise and the exercise price. In accordance with Financial Accounting Standards Board ("FASB") Statement No. 123(R), "Share Based Payment" ("SFAS 123(R)"), the Corporation has recorded the income tax benefit of $219,436 as additional paid in capital for the nine months period ended September 30, 2006.

On January 1, 2006, the Corporation adopted SFAS Statement No 123(R). For comparative purposes, the following table illustrates the effect on net income and earnings per share of the Corporation had it applied the fair value recognition provisions of FASB Statement No. 123 for the period ended September 30, 2005.

                                                      Three months ended     Nine months ended
                                                         September 30,          September 30,
                                                              2005                   2005
                                                      ------------------     -----------------
Net income, as reported                                      $ 1,665,021          $ 4,582,399

Add:  stock-based compensation expense, net of                    39,087              119,765
    related taxes
Less:  total stock-based compensation expense                    (70,941)            (219,335)
    determined under fair-value based method, net
    of taxes
                                                      ------------------     -----------------
Pro forma net income                                         $ 1,633,167          $ 4,482,829
                                                      ===================    =================


Earnings per share:
    Basic, as reported                                             $0.72                $1.99
    Basic, pro forma                                               $0.71                $1.95

    Diluted, as reported                                           $0.70                $1.92
    Diluted, pro forma                                             $0.68                $1.88

                           Note 8: Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                 Three months ended               Nine months ended
                                                                    September 30,                   September 30,
                                                                2006            2005            2006            2005
                                                                ----            ----            ----            ----
Basic average shares outstanding                              2,306,797       2,299,611       2,299,539       2,301,184
                                                             ==========      ==========      ==========      ==========

Net income                                                   $1,781,454      $1,665,021      $5,182,607      $4,582,399
                                                             ==========      ==========      ==========      ==========

Basic net income per common share                            $     0.77      $     0.72      $     2.25      $     1.99
                                                             ==========      ==========      ==========      ==========

Diluted
  Average shares outstanding                                  2,306,797       2,299,611       2,299,539       2,301,184
  Nonvested restricted stock                                     24,790          26,820          26,644          26,820
  Common stock equivalents
    Net effect of the assumed exercise of stock options          79,936          60,505          77,765          60,505
                                                             ----------      ----------      ----------      ----------
Diluted average shares                                        2,411,523       2,386,936       2,403,948       2,388,509
                                                             ==========      ==========      ==========      ==========

Net income                                                   $1,781,454      $1,665,021      $5,182,607      $4,582,399
                                                             ==========      ==========      ==========      ==========

Diluted net income per common share                          $     0.74      $     0.70      $     2.16      $     1.92
                                                             ==========      ==========      ==========      ==========

                          Note 9: Comprehensive Income

The following is a summary of activity in accumulated other comprehensive income:

                                                                   Three months ended            Nine months ended
                                                                       September 30,                September 30,
                                                                   2006           2005           2006           2005
                                                               ---------------------------   ---------------------------

Accumulated unrealized loss on securities available
for sale at beginning of period, net of tax                    $(1,083,936)   $  (580,371)   $  (922,349)   $  (401,367)
Net unrealized gains (loss) for period                             933,964       (195,637)       666,392       (492,050)
   Tax benefit (expense)                                          (369,943)        77,492       (263,958)       194,901
                                                               ---------------------------   ---------------------------
Ending other comprehensive loss at end of period,
net of tax                                                     $  (519,915)   $  (698,516)   $  (519,915)   $  (698,516)
                                                               ==========================    ==========================


Accumulated unrealized loss on swap at beginning,
of period net of tax                                           $  (279,624)   $  (266,354)   $  (324,235)   $  (228,156)
Net unrealized gain (loss) for period                              142,973       (104,034)       243,451       (167,286)
   Tax benefit (expense)                                           (40,564)        41,208        (96,431)        66,262
                                                               ---------------------------   ---------------------------
Ending other comprehensive loss at end of period,
net of tax                                                     $  (177,215)   $  (329,180)   $  (177,215)   $  (329,180)
                                                               ==========================    ==========================


Accumulated other comprehensive loss at beginning of period,
net of tax                                                     $(1,363,560)   $  (846,725)   $(1,246,584)   $  (629,523)
Other comprehensive income (loss), net of tax                      666,430       (180,971)       549,454       (398,173)
                                                               ---------------------------   ---------------------------
Accumulated other comprehensive loss at end of period,
net of tax                                                     $  (697,130)   $(1,027,696)   $  (697,130)   $(1,027,696)
                                                               ==========================    ==========================

                     Note 10: Commitments and Contingencies

Off-balance sheet financial instruments representing commitments to extend credit as of September 30, 2006 and December 31, 2005 are as follows:

                                September 30, 2006  December 31, 2005
                                ------------------  -----------------

        Commercial credit lines     $218,193,678      $167,641,092
        Revolving home equity and
            credit card lines         92,540,099        85,400,798
        Standby letters of credit     12,772,768        10,867,093
        Other loans                    2,920,428         2,860,892
                                    ------------------------------
                                    $326,426,973      $266,769,875
                                    ==============================



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

                    Note 11: Recent Accounting Pronouncements

Sarbanes-Oxley Act

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

Statement No.123(R) - Share Based Payments

On January 1, 2006 the Corporation adopted SFAS 123(R) "modified prospective" method. The "modified prospective" method recognizes compensation costs beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. The table below presents the cash flow effects of excess tax benefits on operating and financing cash flows. SFAS 123(R) requires that cash flows resulting from the tax benefits of tax deductions in excess of recognized compensation expense be reported as financing cash flows, rather than as operating cash flows as required by APB 25. While total cash flow remains unchanged, this requirement reduces operating cash flows and increases net financing cash flows by the same amount in periods after adoption. In addition, the effects of adopting SFAS 123(R) relating to earning per share are presented in the table below.

                                   Effect of Adoption of FASB 123(R)

                                                     Three months ended  Nine months ended
                                                     September 30, 2006  September 30, 2006
                                                     ------------------  ------------------
        Stock option expense                         $          163,596  $          339,377
        Income tax benefit
                                                                (64,800)           (134,427)
                                                     ------------------  ------------------
             Stock option expense, net of tax        $           98,796  $          204,950
                                                     ==================  ==================
        Cash flows used in operating activities      $          (43,532) $         (219,436)
        Cash flows provided by financing activities  $           43,532  $          219,436
        Basic earnings per share                     $            (0.01) $            (0.04)
        Diluted earnings per share                   $            (0.01) $            (0.03)


The projected effect of adopting SFAS 123(R) on basic earnings per share is $.04, and the projected effect on diluted earnings per share is $.05 for the twelve months ended December 31, 2006.

Statement No. 155 - Accounting for Certain Hybrid Financial Instruments

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155 ("SFAS No. 155"), Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. ("SFAS No. 140"). SFAS No. 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal only strips are not subject to the requirements of SFAS 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. Additionally, SFAS No. 155 amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for the Corporation on January 1, 2007 and is not expected to have a significant impact on the Corporation's financial statements.

Statement No. 156 - Accounting for Servicing of Financial Assets

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156 ("SFAS No. 156"), Accounting for Servicing of Financial Assets, an amendment of SFAS Statement No. 140. SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS No. 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements for any period of that fiscal year. Management does not expect the adoption of SFAS No. 156 to have a significant impact on the Corporation's financial statements.

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

The Corporation recorded net income of $1,781,454 or $0.74 per diluted share for the three month period ending September 30, 2006 compared to $1,665,021 or $0.70 per diluted share for the three month period ending September 30, 2005.

The Corporation recorded net income of $5,182,607 or $2.16 per diluted share for the nine month period ending September 30, 2006 compared to $4,582,399 or $1.92 per diluted share for the nine month period ending September 30, 2005.

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

Allowance for Loan Losses

The allowance for loan losses is established through provisions for loan losses charged against income and reduced by net charge-offs. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses allocated to loans that are identified as impaired is based on cash flows using the loan's initial effective interest rate or the fair value of the collateral for collateral dependent loans.

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

Mortgage Servicing Assets

Mortgage servicing rights are recognized as separate assets when such rights are retained upon the sale of mortgage loans. Capitalized servicing rights are reported in other assets and are amortized into other operating expenses and reported net in the mortgage banking income section in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Mortgage servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as loan type, interest rates, maturities, and other terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Estimates of fair value include assumptions about loan prepayment speeds, servicing costs and revenues, interest rates, and other factors which may change over time. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the carrying value of the rights for each stratum.

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

Three months ended September 30, 2006 compared to the three months ended September 30, 2005, and the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005:

The Corporation's results of operations depend primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. The Corporation had net interest income of $8,168,169, for the three months ended September 30, 2006 compared to net interest income of $7,857,725 for the three months ended September 30, 2005. The Corporation had net interest income of $23,734,285, for the nine months ended September 30, 2006 compared to net interest income of $22,143,844 for the nine months ended September 30, 2005. This growth in net interest income was primarily the result of earning asset growth and a wider spread between the yield earned on loans and the yield paid on deposits due to higher short-term interest rates in 2006 compared to the same period the previous year. Overall average loans increased $35,000,000 and $28,000,000 for the three months and nine months ended September 30, 2006 compared to the three months and nine months ended September 30, 2005.

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

The provision for loan losses was $861,000 for the nine months ended September 30, 2006 compared to a $1,485,000 provision for loan losses for the nine months ended September 30, 2005.

The decrease in the provision for loan losses for the nine months ended September 30, 2006 over the same period of the previous year is due to an overall improvement in loan quality, and significant commercial loan recoveries. Based on management's risk assessment and evaluation of the probable losses of the loan portfolio, management believes that the current allowance for loan losses is adequate to provide for probable losses in the loan portfolio.

The following table sets forth activity in the allowance for loan losses:

                                   Three months ended              Nine months ended
                                      September 30,                  September 30,
                                   2006           2005            2006           2005
                                -----------    -----------     -----------    -----------
Beginning of Period             $ 9,076,052    $ 7,148,610     $ 8,346,390    $ 7,795,803
    Provision for loan losses       225,000        565,000         861,000      1,485,000


    Chargeoffs:
        Commercial                       --         41,879         126,841      1,317,124
        Real Estate                  63,705         11,346         272,398        328,515
        Credit Cards                  6,543         34,495          22,638         42,691
        Other                        72,054        (10,481)         72,522          4,520
                                -----------    -----------     -----------    -----------
                                    142,302         77,239         494,399      1,692,850

    Recoveries
        Commercial                   26,390         59,492         398,144        107,910
        Real Estate                  78,441         26,000         152,413         26,000
        Installment                      --            398              --            398
        Credit Cards                     --             --              33             --
                                -----------    -----------     -----------    -----------
                                    104,831         85,890         550,590        134,308

                                -----------    -----------     -----------    -----------
End of Period                   $ 9,263,581    $ 7,722,261     $ 9,263,581    $ 7,722,261
                                ===========    ===========     ===========    ===========

Allowance as a % of Loans              1.28%          1.14%           1.28%          1.14%


Loans past due over 30 days totaled $2,569,637, or .36% of total loans at September 30, 2006 compared to $6,854,000 or 1.01% of total loans at September 30, 2005.

Loans are considered to be impaired when it is determined that the obligor will not pay all contractual principal and interest when due. At September 30, 2006, thirty loans with a balance of $1,932,186 were considered to be impaired. At September 30, 2005, thirty-seven loans with a combined balance of $2,164,156 were considered to be impaired. For loans classified as impaired at September 30, 2006, the contractual interest due and the actual accrued interest recorded and paid on those loans during 2006 was $176,161 and $4,905, respectively. The related allowance on impaired loans at September 30, 2006 was $470,566.

At September 30, 2006 and 2005 there were approximately $20,541 and $10,000 of loans greater than 90 days and still accruing interest.

Other Operating Income
----------------------

The following table details the components of other operating income for the three months and nine months ended September 30, 2006 and 2005:

                                                    Three months ended
                                                       September 30
                                                    2006           2005       $ Change    % Change
                                               ---------------------------------------------------
Wealth management fees                         $   961,290    $   784,728   $   176,562      22.5%
Rental income                                      111,216        113,355        (2,139)     -1.9%
Service charges and fees on deposit accounts       430,173        448,301       (18,128)     -4.0%
Mortgage banking income                            (21,588)       166,513      (188,101)   -113.0%
Interchange income                                 204,162        166,132        38,030      22.9%
Other                                              410,650        294,826       115,824      39.3%
                                               ---------------------------------------------------
Total other operating income                   $ 2,095,903    $ 1,973,855   $   122,048       6.2%
                                               ===================================================


                                                     Nine months ended
                                                       September 30
                                                    2006           2005       $ Change    % Change
                                               ---------------------------------------------------
Wealth management fees                         $ 2,773,241    $ 2,220,849   $   552,392      24.9%
Rental income                                      347,926        342,586         5,340       1.6%
Service charges and fees on deposit accounts     1,264,430      1,393,500      (129,070)     -9.3%
Mortgage banking income                            170,268        195,157       (24,889)    -12.8%
Interchange income                                 588,389        492,822        95,567      19.4%
Other                                              942,845        818,438       124,407      15.2%
                                               ---------------------------------------------------
Total other operating income                   $ 6,087,099    $ 5,463,352   $   623,747      11.4%
                                               ===================================================


Other operating income for the three months and nine months ended September 30, 2006 increased compared to the three months and nine months ended September 30, 2005.

Wealth management fees increased for the three months and nine months ended September 30, 2006 as compared to the three months and nine months ended September 30, 2005. The net increase in wealth management fees is attributable to the overall price appreciation in the stock and treasury markets, an increase in assets under management, and an increase in fees collected for estate administration.

Rental income from the other tenants in the Corporation's main office building decreased for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. The decrease is due to the Corporation occupying more space in the Corporation's main office building, resulting in fewer tenants in 2006 compared to the same period the previous year. Rental income increased for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 due to the billing of the annual true-up of tenant's operating costs.

Service charges and fees on deposit accounts decreased for the three months and nine months ended September 30, 2006 as compared to the three months and nine months ended September 30, 2005. The decrease is attributable to an increase in the earnings credit rate paid on business demand deposits which decreases the service charges assessed.

Mortgage banking income decreased for the three and nine months ended September 30, 2006 as compared to the three and nine months ended September 30, 2005. The decrease in mortgage banking income is primarily due to the change in the valuation reserve and a decrease in construction guarantee pricing fees collected during the three and nine months ended September 30, 2006 as compared to the three and nine months ended September 30, 2005.

During the three months ended September 30, 2006 as compared to the three months ended September 30, 2005, the Corporation increased its valuation reserve on mortgage servicing rights. When a mortgage loan is sold and the mortgage servicing rights ("MSR") are retained, the MSR is recorded as an asset on the balance sheet. The value of the MSRs is sensitive to changes in interest rates. In a low interest rate environment, mortgage loan refinancings generally increase, causing actual and expected loan prepayments to increase, which decreases the value of existing MSRs. Conversely, as interest rates rise, mortgage loan refinancings generally decline, causing actual and expected loan prepayments to decrease, which increases the value of the MSRs. During the nine months ended September 30, 2006, the Corporation recorded a partial recovery of previous period market value adjustments of the mortgage servicing rights due to higher interest rates which caused a significant slow down in mortgage refinances and prepayments of existing mortgages. As of September 30, 2006, a valuation reserve of $131,327 was recognized for mortgage servicing rights as compared to a valuation reserve of $284,799 at September 30, 2005.

Net gains on mortgage loans sold decreased slightly for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. The net gains on mortgage loan sales for the three months ended September 30, 2006 is $44,826 as compared to $44,861 for the three months ended September 30, 2005. Net gains on mortgage loan sales for the nine months ended September 30, 2006 increased as compared to the nine month ended September 30, 2005. The net gain on mortgage loan sales for the nine months ended September 30, 2006 is $86,863 compared to a net gain of $75,363 for the nine months ended September 30, 2005. Mortgage originations were in excess of $23,888,545, with $11,814,702 being sold to the secondary market in the first nine months of 2006 as compared to mortgage originations in excess of $25,151,950 with sales of $16,024,772 to the secondary market in the first nine months of 2005.

Interchange income increased for the three months and nine months ended September 30, 2006 as compared to the three and nine months ended September 30, 2005. The increase is attributable to higher transaction volumes for debit and credit cards in 2006 compared to the same period the previous year.

Other income increased for the three months and nine months ended September 30, 2006 as compared to three months and nine months ended September 30, 2005. The increase is due to an increase in documentation fees, deluxe check commissions, Master Card/Visa Merchant fees, and Bank Owned Life Insurance income from a Cash Surrender Value Life Insurance Policy purchased during the third quarter of 2006.

Other Operating Expenses
------------------------

The following table details the components of other operating expense:

                                            Three months ended
                                                September 30,
                                             2006          2005        $ Change    % Change
                                         --------------------------------------------------
Salaries, wages, and employee benefits   $ 4,821,849   $ 3,863,703   $   958,146      24.8%
Occupancy                                    449,827       451,747        (1,920)     -0.4%
Furniture and equipment                      304,425       223,300        81,125      36.3%
Professional services                        345,339       367,561       (22,222)     -6.0%
Data Processing                              406,764       394,730        12,034       3.0%
Business development                         294,321       288,749         5,572       1.9%
Other                                        853,954       952,827       (98,873)    -10.4%
                                         --------------------------------------------------
Total other operating expenses           $ 7,476,479   $ 6,542,617   $   933,862      14.3%
                                         ==================================================


                                             Nine months ended
                                                September 30,
                                             2006          2005        $ Change    % Change
                                         --------------------------------------------------
Salaries, wages, and employee benefits   $13,174,497   $11,086,407   $ 2,088,090      18.8%
Occupancy                                  1,318,540     1,280,721        37,819       3.0%
Furniture and equipment                      873,293       641,890       231,403      36.1%
Professional services                      1,094,304     1,039,310        54,994       5.3%
Data Processing                            1,283,175     1,164,782       118,393      10.2%
Business development                         913,797       891,276        22,521       2.5%
Other                                      2,621,869     2,544,389        77,480       3.0%
                                         --------------------------------------------------
Total other operating expenses           $21,279,475   $18,648,775   $ 2,630,700      14.1%
                                         ==================================================


Other operating expenses for the three months and nine months ended September 30, 2006 increased as compared to the three and nine months ended September 30, 2005.

Salaries, wages and employee benefits increased for the three months and nine months ended September 30, 2006 as compared to the three months and nine months ended September 30, 2005. The increase is due to an increase in full-time equivalent employees, annual merit increases for many employees, group medical insurance, increased FICA expense related to the cliff vesting of restricted stock of officers of the Bank, 401K contributions, and additional stock option expense related to grants to officers of the Bank during the second quarter 2006.

Occupancy expense decreased for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. The decrease is due to a decrease in building repairs and maintenance at the Corporation's main office building and at the branch offices. The decrease is partially offset by an increase in utilities expense at the Corporation's main office and real estate taxes. Occupancy expense increased for the nine months ended September 30, 2006 as compared to nine months ended September 30, 2005. The increase is due to an increase in utilities, management fees, and cleaning and supplies at the Corporation's main office building, real estate taxes, and depreciation expense related to the opening of the upgraded Greenwood Bank Office to a full-size, freestanding building during September 2005.

Furniture and equipment expense increased for the three months and nine months ended September 30, 2006 as compared to the three months and nine months ended September 30, 2005. This is due the upgraded Greenwood Bank Office and an increase in maintenance contracts.

Professional services expense decreased for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 due to a decrease in costs incurred during 2005 for documentation of internal controls to prepare for compliance with Section 404 of the Sarbanes Oxley Act of 2002 and decreased attorney fees associated with loan collections. Professional services expenses increased for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 due to an increase in advertising agency fees, courier services, and extended audit services. The increase is partially offset by a decrease in costs incurred relating to Sarbanes Oxley Act of 2002 and attorney fees.

Data processing expenses increased for the three months and nine months ended September 30, 2006 as compared to the three months and nine months ended September 30, 2005. The increase is primarily due to an increase in service bureau fees relating to increased transaction activity by the bank, and the wealth management department, credit card processing and assistance with the implementation of a new fiduciary income tax system.

Business development expenses increased for the three months and nine months ended September 30, 2006 as compared to the three and nine months ended September 30, 2005 due to an increase in public relations, and customer entertainment. The increase is partially offset by a decrease in branch grand opening expenses, and customer promotions and premium items.

Other expenses decreased for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 due to the capitalization of computer licensing and installation fees related to automation of the wire system installed during 2006, a decrease in loan collection expense and in employment agency fees. Other expenses increased for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 due to an increase in software maintenance, postage expense, other real estate expense, and expenses relating to the enhancement of the credit card processing system.

Federal and State Income Tax
----------------------------

                                         Three months ended          Nine months ended
                                            September 30,               September 30,
                                         2006          2005          2006          2005
                                      ------------------------    ------------------------
Net income before federal and state
income tax                            $2,562,593    $2,723,963    $7,680,909    $7,473,421
                                      ========================    ========================

Federal income tax                       669,974       865,984     2,022,290     2,322,696
State income tax                         111,165       192,958       476,012       568,326
                                      ------------------------    ------------------------
Total income tax                      $  781,139    $1,058,942    $2,498,302    $2,891,022
                                      ========================    ========================

Effective tax rate                         30.5%         38.9%         32.5%         38.7%
                                      ========================    ========================


The decrease in the effective tax rate is due to an increase of tax exempt interest recorded in 2006 relating to purchases of municipal securities in the third and fourth quarters of 2005 as well as first quarter 2006.

AVERAGE EARNING ASSETS

The following table is a summary of the daily average of earning assets:

                                     Three months ended
                                        September 30,
                                     2006           2005         $ Change     % Change
                                 -----------------------------------------------------
Loans
     Commercial                  $384,000,000   $389,000,000   $ (5,000,000)     -1.3%
     Real Estate - Commercial     145,000,000    131,000,000     14,000,000      10.7%
     Real Estate - Residential    178,000,000    152,000,000     26,000,000      17.1%
     Other                          5,000,000      5,000,000             --       0.0%
                                 -----------------------------------------------------
     Total loans                  712,000,000    677,000,000     35,000,000       5.2%

Investments                       174,000,000    199,000,000    (25,000,000)    -12.6%
Federal Funds Sold                 48,000,000     51,000,000     (3,000,000)     -5.9%
Reverse Repurchase Agreements       1,000,000      5,000,000     (4,000,000)    -80.0%
                                 -----------------------------------------------------
Total Earning Assets             $935,000,000   $932,000,000   $  3,000,000       0.3%
                                 =====================================================


                                     Nine months ended
                                        September 30,
                                     2006           2005         $ Change     % Change
                                 -----------------------------------------------------
Loans
     Commercial                  $388,000,000   $376,000,000   $ 12,000,000       3.2%
     Real Estate - Commercial     140,000,000    127,000,000     13,000,000      10.2%
     Real Estate - Residential    161,000,000    154,000,000      7,000,000       4.5%
     Other                          5,000,000      9,000,000     (4,000,000)    -44.4%
                                 -----------------------------------------------------
     Total loans                  694,000,000    666,000,000     28,000,000       4.2%

Investments                       172,000,000    192,000,000    (20,000,000)    -10.4%
Federal Funds Sold                 45,000,000     42,000,000      3,000,000       7.1%
Reverse Repurchase Agreements       3,000,000      5,000,000     (2,000,000)    -40.0%
                                 -----------------------------------------------------
Total Earning Assets             $914,000,000   $905,000,000   $  9,000,000       1.0%
                                 =====================================================

AVERAGE INTEREST BEARING LIABILITIES AND FUNDING

The following table is a summary of the daily average of interest bearing liabilities and funding:

                                               Three months ended
                                                  September 30,
                                               2006            2005           $ Change    % Change
                                           -------------------------------------------------------
Noninterest bearing deposits               $162,000,000    $168,000,000    $ (6,000,000)     -3.6%
Interest bearing deposits                   659,000,000     652,000,000       7,000,000       1.1%
                                           -------------------------------------------------------
      Total core deposits                   821,000,000     820,000,000       1,000,000       0.1%

Security repurchase agreements               57,000,000      56,000,000       1,000,000       1.8%
FHLB advances                                24,000,000      29,000,000      (5,000,000)    -17.2%
Subordinated debt                             5,000,000       5,000,000              --       0.0%
Long-term debt                               14,000,000      14,000,000              --       0.0%
Shareholders' equity                         57,000,000      50,000,000       7,000,000      14.0%
                                           -------------------------------------------------------
      Total funding                        $978,000,000    $974,000,000    $  4,000,000       0.4%
                                           =======================================================

                                           -------------------------------------------------------
Total interest bearing liabilities         $758,000,000    $756,000,000    $ (2,000,000)     -0.3%
                                           -------------------------------------------------------

      Total interest expense/
      Total interest bearing liabilities           4.1%            2.9%


                                                Nine months ended
                                                  September 30,
                                               2006            2005           $ Change    % Change
                                           -------------------------------------------------------
Noninterest bearing deposits               $163,000,000    $160,000,000    $  3,000,000       1.9%
Interest bearing deposits                   642,000,000     622,000,000      20,000,000       3.2%
                                           -------------------------------------------------------
      Total core deposits                   805,000,000     782,000,000      23,000,000       2.9%

Security repurchase agreements               53,000,000      64,000,000     (11,000,000)    -17.2%
FHLB advances                                22,000,000      31,000,000      (9,000,000)    -29.0%
Subordinated debt                             5,000,000       5,000,000              --       0.0%
Long-term debt                               14,000,000      14,000,000              --       0.0%
Shareholders' equity                         57,000,000      51,000,000       6,000,000      11.8%
                                           -------------------------------------------------------
      Total funding                        $956,000,000    $947,000,000    $  9,000,000       1.0%
                                           =======================================================

                                           -------------------------------------------------------
Total interest bearing liabilities         $736,000,000    $736,000,000    $         --       0.0%
                                           -------------------------------------------------------

      Total interest expense/
      Total interest bearing liabilities           3.9%            2.7%

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

The Corporation has many sources of funds available, they include: overnight federal funds sold, investments available for sale, maturity of investments held for sale, deposits, Federal Home Loan Bank ("FHLB") advances, and issuance of debt. Funding sources did not change significantly during the first nine months of 2006. Deposits are the most significant funding source and loans are the most significant use of funds for the nine months ended September 30, 2006 and 2005. The Corporation maintains a $5,000,000 revolving credit agreement with Harris Trust and Savings Bank to provide additional liquidity support to the Bank, if needed. There were no borrowings under this agreement at September 30, 2006 or 2005.

Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as available for sale, and maturing loans. Federal funds sold represented the Corporation's primary source of immediate liquidity and were maintained at a level adequate to meet immediate needs. Federal funds sold averaged approximately $45,000,000 for the nine months ended September 30, 2006, and $42,000,000 for the nine months ended September 30, 2005. Reverse repurchase agreements may serve as a source of liquidity, but are primarily used as collateral for customer balances in overnight repurchase agreements. Maturities in the Corporation's loan and investment portfolios are monitored regularly to manage the maturity dates of deposits to coincide with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

The Corporation's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation's liquidity position.

The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At September 30, 2006, the Corporation's rate sensitive liabilities exceeded rate sensitive assets due within one year by $113,417,000.

As part of managing liquidity, the Corporation monitors its loan to deposit ratio on a daily basis. At September 30, 2006 the ratio was 87.4 percent.

The Corporation experienced an increase in cash and cash equivalents, another primary source of liquidity, of $13,864,071 during the first nine months of 2006. Deposit growth provided net cash of $51,092,752. Investments provided net cash of $5,288,167, federal funds sold used net cash of $14,496,513, and lending activities used $48,838,164.

The purpose of the Bank's Investment Committee is to manage and balance interest rate risk, to provide a readily available source of liquidity to cover deposit runoff and loan growth, and to provide a portfolio of safe, secure assets of high quality that generate a supplemental source of income in concert with the overall asset/liability policies and strategies of the Bank.

Capital Resources

The Corporation's primary sources of capital since commencing operations have been from issuance of common stock, results of operations, issuance of long-term debt to a non-affiliated third party, and the issuance of company obligated mandatorily redeemable preferred capital securities.

The Corporation maintains a Revolving Credit Agreement with Harris Trust and Savings Bank in the amount of $5,000,000 that will mature September 30, 2007. As of September 30, 2006, there were no amounts outstanding under this Revolving Credit Agreement.

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

Under the terms of the agreement, there are many different interest rate options available. Each floating rate option is available for a fixed term of 1-3 months. The Bank is currently paying Adjusted 3-month LIBOR plus 2.0% which equates to 7.40%. Interest payments are due at the expiration of the fixed term option.

The Bank has incurred indebtedness pursuant to FHLB advances as follows:

                         Amount             Rate              Maturity
                         ------             ----              --------

                  $  10,000,000             5.45%             10/25/2006
                      8,000,000             4.19%             07/24/2007
                      3,000,000             5.57%             08/13/2007
                      3,000,000             5.55%             10/02/2008
                  -------------
                  $  24,000,000
                  =============

The Bank may add indebtedness of this nature in the future if determined to be in the best interest of the Bank.

Capital for the Bank is at or above the well-capitalized regulatory requirements at September 30, 2006. Pertinent capital ratios for the Bank as of September, 2006 are as follows:

                                                         Well    Adequately
                                         Actual   Capitalized    Capitalized
                                         ------   -----------    -----------
        Tier 1 risk-based capital ratio    9.1%        6.0%          4.0%
        Total risk-based capital ratio    10.9%       10.0%          8.0%
        Leverage ratio                     7.1%        5.0%          4.0%

Dividends from the Bank to the Corporation may not exceed the undivided profits of the Bank (included in consolidated retained earnings) without prior approval of a federal regulatory agency. In addition, Federal banking laws limit the amount of loans the Bank may make to the Corporation, subject to certain collateral requirements. The Bank declared and made a $975,000 dividend to the Corporation during the nine months ended September 30, 2006 and 2005. No loans from the Bank to the Corporation were made during the nine months ended September 30, 2006 or 2005.

In 2003, the Board of Directors of the Corporation authorized and announced a repurchase program entitled "Program One" and "Program Two". Program One covers employees and directors and was initially set to expire December 2005. During the fourth quarter of 2005, the Board of Directors authorized the extension of Program One until December 31, 2008 unless terminated earlier by the Board of Directors. The Board of Directors also authorized an additional $1,900,000 to be allocated to Program One. Under Program One, the Corporation may spend up to $7,400,000 in individually negotiated transactions to repurchase its shares from employees and directors who wish to sell their stock, of which $1,706,754 is still available. Program Two covers all other shareholders and was set to expire December 2005 unless terminated earlier by the Board of Directors. During the fourth quarter of 2005, the Board of Directors authorized the extension of Program Two until December 31, 2008 unless terminated earlier by the Board of Directors. The Board of Directors also authorized an additional $2,600,000 to be allocated to Program Two. Under Program Two, the Corporation may spend up to $10,200,000 in individually negotiated transactions to repurchase its shares from shareholders who wish to sell, of which $4,548,601 is available.

Recent Accounting Pronouncements and Developments

Note 11 to the Consolidated Financial Statements under Item 1 discusses new accounting policies adopted by the Corporation during 2006 and the expected impact of accounting policies. Note 11 also discusses recently issued or proposed new accounting policies but not yet required to be adopted and the impact of the accounting policies if known. To the extent the adoption of new accounting standards materially affects financial conditions; results of operations, or liquidity, the impacts if known are discussed in the applicable section(s) of notes to consolidated financial statements.

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

At September 30, 2006, the interest rate risk position of the Corporation was liability sensitive. Maintaining a liability sensitive interest rate risk position means that net income should decrease as rates rise, and increase as rates fall. Due to the mix and timing of the repricing of the Corporation's assets and liabilities, interest income is well within the Board approved risk policy whether rates increase or decrease in a 200 basis point interest rate shock.

See further discussion liquidity and interest rate sensitivity on pages 25 - 26 of this report.

There have been no material changes in the quantitative analysis used by the Corporation since filing the 2005 Form 10-K; for further discussion of the quantitative analysis used by the Corporation refer to page 31 of the 2005 Form 10-K filed on March 28, 2006.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Corporation's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2006, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures as of September 30, 2006 were effective in ensuring information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

Changes in Internal Control. There have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

               (a) On August 31, 2006 the Corporation sold a total of 433 shares of common stock for the aggregate amount of $11,908 to one officer of the Corporation pursuant to the exercise of stock options by the officer.

                    On September 21, 2006 the Corporation sold a total of 1,000 shares of common stock for the aggregate amount of $19,000 to one officer of the Corporation pursuant to the exercise of stock options by the officer.

                    On September 27, 2006 the Corporation sold a total of 3,000 shares of common stock for the aggregate amount of $60,000 to one officer of the Corporation pursuant to the exercise of stock options by the officer.

                    All of these shares were sold in private placements pursuant to Section 4(2) of the Securities Act of 1933.

               (b)  Not applicable.

               (c) In 2003, the Board of Directors of the Corporation authorized and announced a repurchase program entitled "Program One" and "Program Two". Program One covers employees and directors and was initially set to expire December 2005. During the fourth quarter of 2005, the Board of Directors authorized the extension of Program One until December 31, 2008 unless terminated earlier by the Board of Directors. The Board of Directors also authorized an additional $1,900,000 to be allocated to Program One. Under Program One, the Corporation may spend up to $7,400,000 in individually negotiated transactions to repurchase its shares from employees and directors who wish to sell their stock, of which $1,706,754 is still available. Program Two covers all other shareholders and was set to expire December 2005 unless terminated earlier by the Board of Directors. During the fourth quarter of 2005, the Board of Directors authorized the extension of Program Two until December 31, 2008 unless terminated earlier by the Board of Directors. The Board of Directors also authorized an additional $2,600,000 to be allocated to Program Two. Under Program Two, the Corporation may spend up to $10,200,000 in individually negotiated transactions to repurchase its shares from shareholders who wish to sell, of which $4,548,601 is still available.

                    The following table sets forth the issuer repurchases of equity securities that are registered by the Corporation pursuant to Section 12 of the 1934 Act during the third quarter of 2006:

     Issuer Purchases of Equity Securities.
     --------------------------------------

     -----------------------------------------------------------------------------------------------------------
                                                                                             Maximum Number (or
                                                                        Total Number of      Approximate Dollar
                             Total Number of                            Shares Purchased     Value) of Shares
     Period                  Shares Purchased                           as Part of           that May Yet Be
                             during 1st quarter   Average Price         Publicly Announced   Purchased Under the
                             2006                 Paid per Share        Plans or Programs**  Plans or Programs
     -----------------------------------------------------------------------------------------------------------
     07/01/06 -
     07/31/06                        --                 --                     --                $6,313,389
     -----------------------------------------------------------------------------------------------------------

     -----------------------------------------------------------------------------------------------------------
     08/01/06 -
     08/31/06                        --                 --                     --                $6,313,389
     -----------------------------------------------------------------------------------------------------------

     -----------------------------------------------------------------------------------------------------------
     09/01/06 -
     09/30/06                      1,266              $45.84                 1,266               $6,255,355
     -----------------------------------------------------------------------------------------------------------

     -----------------------------------------------------------------------------------------------------------
     Total                         1,266                *                    1,266
     ----------------------------------------------------------------------------------------

     * The weighted average price per share for the period July 2006 through September 2006 was $45.84
     ** All shares repurchased by the Corporation during 2006 were completed pursuant to Program One and Program Two.


Item 3.        Defaults Upon Senior Securities - Not applicable

Item 4.        Submission of Matters to a Vote of Security Holders -
               Not applicable

Item 5.        Other Information
               On October 31, 2006, the Compensation Committee of the Corporation authorized an increase in the salary of Mark E. Bruin from $200,000 to $210,000, effective July 17, 2006.

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

               10.01 1993 Key Employees' Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(a) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

               10.02 1993 Directors' Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(b) to the Corporation's Form 10-Q as of June 30, 2001 is incorporated by reference

               10.03 1993 Restricted Stock Plan of the Corporation, as amended, filed as Exhibit 10(c) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

               10.04 Form of agreement under the 1993 Key Employees Stock Option Plan, filed as Exhibit 10(d) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

               10.05 Form of agreement under the 1993 Restricted Stock Plan, filed as Exhibit 10(e) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

               10.06 Schedule of Directors Compensation Arrangements, filed as Exhibit 10.06 to the Form 10-Q for the quarter ended June 30, 2006 is incorporated by reference

               10.07 Schedule of Named Executive Officers Compensation Arrangements, as amended, filed as Exhibit 10.07 hereto

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



                           Date:  November 9, 2006

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

               10.01 1993 Key Employees' Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(a) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

               10.02 1993 Directors' Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(b) to the Corporation's Form 10-Q as of June 30, 2001 is incorporated by reference

               10.03 1993 Restricted Stock Plan of the Corporation, as amended, filed as Exhibit 10(c) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

               10.04 Form of agreement under the 1993 Key Employees Stock Option Plan, filed as Exhibit 10(d) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

               10.05 Form of agreement under the 1993 Restricted Stock Plan, filed as Exhibit 10(e) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

               10.06 Schedule of Directors Compensation Arrangements, filed as Exhibit 10.06 to the Form 10-Q for the quarter ended June 30, 2006 is incorporated by reference

               10.07 Schedule of Named Executive Officers Compensation Arrangements, as amended, filed as Exhibit 10.07 hereto

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