Form 10-K
period 2006-12-31
NATIONAL BANK OF INDIANAPOLIS CORP
filed 2007-03-23
CIK 912382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2006 was approximately $67,267,066. The number of shares of the registrant's Common Stock outstanding March 23, 2007 was 2,319,887.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the Registrant's definitive proxy statement to be filed in connection with the annual meeting of shareholders to be held on June 21, 2007.

                         Form 10-K Cross Reference Index

                                                                            Page
PART I

Item 1.   Business                                                             1

Item 1A.  Risk Factors                                                        13

Item 1B.  Unresolved Staff Comments                                           16

Item 2.   Properties                                                          16

Item 3.   Legal Proceedings                                                   17

Item 4.   Submission of Matters to a Vote of Security Holders                 17

PART II

Item 5.   Market for Registrant's Common Equity,                              18
            Related Stockholder Matters and Issuer Purchases of
            Equity Securities

Item 6.   Selected Financial Data                                             21

Item 7.   Management's Discussion and Analysis of Financial Condition         22
            and Results of Operations

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk          49

Item 8.   Financial Statements and Supplementary Data                         50

Item 9.   Changes In and Disagreements With Accountants on Accounting         95
            and Financial Disclosure

Item 9A.  Controls and Procedures                                             95

Item 9B.  Other Information                                                   96

PART III

Item 10.  Directors and Executive Officers of the Registrant                  97

Item 11.  Executive Compensation                                              97

Item 12.  Security Ownership of Certain Beneficial Owners and Management      97
            and Related Stockholder Matters

Item 13.  Certain Relationships and Related Transactions                      97

Item 14.  Principal Accounting Fees and Services                              97

PART IV

Item 15.  Exhibits and Financial Statement Schedules                          98

Signatures                                                                   101

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

     The Bank was officially chartered by the Office of the Comptroller of the Currency (the "OCC") on December 8, 1993 and opened for business to the public later on December 20, 1993. The Bank's deposits are insured by the FDIC. The Bank currently conducts its business through nine offices, including its downtown headquarters located at 107 North Pennsylvania Street in Indianapolis, and its neighborhood bank offices located at:

     o    84th Street and Ditch Road in northwestern Marion County;
     o    82nd Street and Bash Road in northeastern Marion County;
     o    the Chamber of Commerce Building on North Meridian Street;
     o    One America Office Complex in downtown Indianapolis;
     o    49th Street and North Pennsylvania Street in northern Marion County;
     o    Keystone Avenue and East Carmel Drive in Hamilton County;
     o    106th Street and Michigan Road in Hamilton County;
     o    Smith Valley Road and S.R. 135 in Johnson County.

     The Bank provides a full range of deposit, credit, and money management services to its targeted market, which is small to medium size businesses, affluent executive and professional individuals, and not-for-profit organizations and has full trust powers.

     Management initially sought to position the Bank to capitalize on the customer disruption, dissatisfaction, and turn-over which it believed has resulted from the acquisition of the three largest commercial banks located in Indianapolis by out-of-state holding companies. Management is now focused on serving the local markets with an organization which is not owned by an out-of-state company and whose decisions are made locally. On December 31, 2006, the Corporation had consolidated total assets of $1,034 million and total deposits of $875 million.

     Management believes that the key ingredients in the growth of the Bank have been a well-executed business plan, an experienced Board of Directors and management team and a seasoned group of bank employees. The basic strategy of the Bank continues to emphasize the delivery of highly personalized services to the target client base with an emphasis on quick response and financial expertise.


     Business Plan Overview. The business plan of the Bank is based on being a strong, locally owned bank providing superior service to a defined group of customers, which are primarily corporations with annual sales under $30 million, executives, professionals, and not-for-profit organizations. The Bank provides highly personalized banking services with an emphasis on knowledge of the particular financial needs and objectives of its clients and quick response to customer requests. Because the management of the Bank is located in Indianapolis, all credit and related decisions are made locally, thereby facilitating prompt response. The Bank emphasizes both highly personalized service at the customer's convenience and non-traditional delivery services that do not require customers to frequent the Bank. This personal contact has become a trademark of the Bank and a key means of differentiating the Bank from other financial service providers.

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

     The residential mortgage lending area of the Bank offers conforming, jumbo, portfolio, and Community Reinvestment Act mortgage products. The Bank utilizes secondary market channels it has developed for sale of those mortgage products described above. Secondary market channels include FNMA, as well as private investors identified through wholesale entities. Consumer lending is directed to executive and professional clients through residential mortgages, credit cards, and personal lines of credit to include home equity loans.


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


     Employees. The Corporation and the Bank has 221 employees, of which 213 are full-time equivalent employees. The Bank has employed persons with substantial experience in the Indianapolis MSA banking market. The average banking experience level for all Bank employees is in excess of 13 years.


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

     Commercial loans typically entail a thorough analysis of the borrower, limited review of its industry, current and projected economic conditions and other factors. Credit analysis involves collateral, the type of loan, loan maturity, terms and conditions, and various loans to value ratios as they relate to loan policy. The Bank typically requires commercial borrowers to have annual financial statements prepared by independent accountants and may require such financial statements to be audited or reviewed by accountants. The Bank generally requires appraisals or evaluations in connection with loans secured by real estate. Such appraisals or evaluations are usually obtained prior to the time funds are advanced. The Bank also often requires personal guarantees from principals involved with closely-held corporate borrowers.

     The Bank requires loan applications and personal financial statements from its personal borrowers on loans that the Bank originates. Loan officers complete a debt to income analysis and an analysis of collateral if appropriate that should meet established standards of lending policy.

     The Bank maintains a comprehensive loan policy that establishes guidelines with respect to all categories of lending. In addition, loan policy sets forth lending authority for each loan officer. The Loan Committee of the Bank reviews all loans in excess of $500,000. Any loan in excess of a lending officer's lending authority, up to $1,500,000, must receive the approval of the Chief Executive Officer ("CEO"), Chief Lending Officer ("CLO"), Chief Credit Officer, Commercial Lending Manager, or Chief Client Officer. Loans in excess of $1,500,000 but less than $6,000,000 must be approved by the Loan Committee prior to the Bank making such loan. The Board of Directors Loan Policy Committee is not required to approve loans unless they are above $6,000,000 or are loans to directors or executive officers. Commercial loans are assigned a numerical rating based on creditworthiness and are monitored for improvement or deterioration. Consumer loans are monitored by delinquency trends. The consumer portfolios are assigned an average weighted risk grade based on specific risk characteristics. Loans are made primarily in the Bank's designated market area.

Regulation And Supervision

     Both the Corporation and the Bank operate in highly regulated environments and are subject to supervision and regulation by several governmental regulatory agencies, including the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the OCC, and the Federal Deposit Insurance Corporation (the "FDIC"). The laws and regulations established by these agencies are generally intended to protect depositors, not shareholders. Changes in applicable laws, regulations, governmental policies, income tax laws and accounting principles may have a material effect on our business and prospects. The following summary is qualified by reference to the statutory and regulatory provisions discussed.


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

     Certain regulatory capital ratios for the Corporation as of December 31, 2006 are shown below:

              Tier 1 Capital to Risk-Weighted Assets...................  9.3%

              Total Risk Based Capital to Risk-Weighted Assets......... 11.0%

              Tier 1 Leverage Ratio....................................  7.3%


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


     Lending Limits. Under federal law, the total loans and extensions of credit by a national bank to a borrower outstanding at one time and not fully secured may not exceed 15 percent of the bank's capital and unimpaired surplus. In addition, the total amount of outstanding loans and extensions of credit to any borrower outstanding at one time and fully secured by readily marketable collateral may not exceed 10 percent of the unimpaired capital and unimpaired surplus of the bank (this limitation is separate from and in addition to the above limitation). If a loan is secured by United States obligations, such as treasury bills, it is not subject to the bank's legal lending limit.


     Deposit Insurance. Deposits in the Bank are insured by the FDIC up to a maximum amount, which is generally $100,000 per depositor subject to aggregation rules. The Bank is subject to deposit insurance assessment by the FDIC pursuant to its regulations establishing a risk-related deposit insurance assessment system, based upon the institution's capital levels and risk profile. The Bank is also subject to assessment for the Financial Corporation ("FICO") to service the interest on its bond obligations. The amount assessed on individual institutions, including the Bank, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. Increases in deposit insurance premiums or changes in risk classification will increase the Bank's cost of funds, and it may not be able to pass these costs on to its customers. The Bank is not currently paying deposit insurance premiums to the FDIC, but was required to pay $23,932 for the FICO assessment for the first quarter in 2007.


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

     In addition, the OCC established guidelines prescribing a minimum Tier 1 leverage ratio (Tier 1 capital to adjusted total assets as specified in the guidelines). These guidelines provide for a minimum Tier 1 leverage ratio of 3% for banks that meet certain specified criteria, including that they have the highest regulatory rating and are not experiencing or anticipating significant growth. All other banks are required to maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 1% to 2% basis points.

     Certain actual regulatory capital ratios under the OCC's risk-based capital guidelines for the Bank at December 31, 2006 are shown below:


              Tier 1 Capital to Risk-Weighted Assets.....................  9.0%

              Total Risk-Based Capital to Risk-Weighted Assets........... 10.7%

              Tier 1 Leverage Ratio......................................  7.1%


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

     The Bank is also subject to the "prompt corrective action" regulations, which implement a capital-based regulatory scheme designed to promote early intervention for troubled banks. This framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." As of December 31, 2006, the Bank was qualified as "well capitalized." It should be noted that a bank's capital category is determined solely for the purpose of applying the "prompt corrective action" regulations and that the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decrease, as it moves downward through the capital categories. Bank holding companies controlling financial institutions can be required to boost the institutions' capital and to partially guarantee the institutions' performance.


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

     USA Patriot Act. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act") is intended to strengthen the ability of U.S. Law Enforcement to combat terrorism on a variety of fronts. The potential impact of the USA Patriot Act on financial institutions is significant and wide-ranging. The USA Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all of the following matters, among others: money laundering and currency crimes, customer identification verification, cooperation among financial institutions, suspicious activities and currency transaction reporting.


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


The Corporation's Allowance for Loan Losses May Be Insufficient
---------------------------------------------------------------

     The Corporation maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management's best estimate of probable losses that are inherent within the existing portfolio of loans. The level of the allowance reflects management's continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Corporation to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Corporation's control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Corporation's allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, the Corporation will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Corporation's financial condition and results of operations.


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



The Corporation's Information Systems May Experience An Interruption Or Breach In Security
------------------------------------------------------------------------------

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

     The Bank opened its first neighborhood bank office in February 1995 at 84th and Ditch Road. The Bank also opened a neighborhood bank office at 82nd and Bash Road on the northeast side of Indianapolis in December 1995. The Bank owns the land and the premises for both of these offices. In March 1996, the Bank opened an office in the Chamber of Commerce building at 320 N. Meridian Street in the downtown Indianapolis area. The Bank leases the premises at this banking office. In March 1998, the Bank opened an office at 4930 North Pennsylvania Street and leased the premises at this banking office. On January 2, 2007, the Bank purchased the property at 4930 North Pennsylvania Street. In June 1999, the Bank opened an office in the One America Office Complex located at One American Square in the downtown Indianapolis area. The Bank leases the premises at this banking office. In September 2000, the Bank opened an office at 650 East Carmel Drive in Carmel. This office is located in

Hamilton County which is north of Indianapolis. The Bank leases the premises at this banking office. In October 2001, the Bank opened an office at 1675 West Smith Valley Road in Greenwood, which was leased. During 2005, the Bank upgraded the Greenwood Bank Office to a full-size, freestanding building located at 1689 West Smith Valley Road. The Bank owns the land and the premises for this office. In January 2005, the Bank opened an office located at 106th and Michigan Road and the Bank owns the premises for this office and leases the land on which the building is constructed.

     The Bank has installed two remote ATMs at the Indianapolis City Market, a remote ATM at Parkwood Crossing, and Meridian Mark II Office Complex. These remote ATMs provide additional banking convenience for the customers of the Bank, and generate an additional source of fee income for the Bank.

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



Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     None.

PART II



Item 5. Market Price for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
--------------------------------------------------------------------------------

     Shares of the common stock of the Corporation are not traded on any national or regional exchange or in the over-the-counter market. Accordingly, there is no established market for the common stock. There are occasional trades as a result of private negotiations which do not always involve a broker or a dealer. The table below lists the high and low prices per share of which management is aware of during 2006 and 2005.


     ------------------------------------------------------------------
                                        Price per Share
     ------------------------------------------------------------------
        Quarter               High                           Low
     ------------------------------------------------------------------
                         2006      2005                2006      2005
     ------------------------------------------------------------------
     First Quarter      $41.57    $36.55              $38.00    $34.50
     ------------------------------------------------------------------
     Second Quarter     $44.00    $37.69              $42.90    $36.49
     ------------------------------------------------------------------
     Third Quarter      $45.84    $38.77              $43.90    $38.06
     ------------------------------------------------------------------
     Fourth Quarter     $47.38    $42.00              $45.84    $38.77
     ------------------------------------------------------------------


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

     The Corporation had 636 shareholders on record as of March 23, 2007.

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

     During the fourth quarter of 2006 the Corporation sold common stock pursuant to the exercise of stock options to employees and directors in the aggregate of 21,750 shares for $347,732. As previously reported in the Corporation's prior filings with the Securities and Exchange Commission, the Corporation sold pursuant to the exercise by employees and directors of stock options an aggregate of 4,433 shares for $90,908 during the third quarter of 2006, an aggregate of 6,000 shares for $90,000 during the second quarter of 2006, and an aggregate of 11,500 shares for $201,250 during the first quarter of 2006. All of these shares were sold in private placements pursuant to Section 4(2) of the Securities Act of 1933.

     In 2003, the Board of Directors of the Corporation authorized and announced a repurchase program entitled "Program One" and "Program Two". Program One covers employees and directors and was initially set to expire December 2005. During the fourth quarter of 2005, the Board authorized the extension of Program One until December 31, 2008 unless terminated earlier by the Board of Directors. The Board of Directors also authorized an addition $1,900,000 to be allocated to Program One. Under Program One, the Corporation may spend up to $7,400,000 in individually negotiated transactions to repurchase its shares from employees and directors who wish to sell their stock, of which $1,536,186 is still available. Program Two covers all other shareholders and was set to expire December 2005 unless terminated earlier by the Board of Directors. During the fourth quarter of 2005, the Board authorized the extension of Program Two until December 31, 2008 unless terminated earlier by the Board of Directors. The Board of Directors also authorized an additional $2,600,000 to be allocated to Program Two. Under Program Two, the Corporation may spend up to $10,200,000 in individually negotiated transactions to repurchase its shares from shareholders who wish to sell, of which $3,629,903 is available.

     During 2006, the Corporation repurchased in the aggregate, 42,989 shares for an aggregate cost of $1,936,368. The following table provides information with respect to shares repurchased by the Corporation during fourth quarter 2006:

------------------------------------------------------------------------------------------------
                                                                              Maximum Number (or
                                                       Total Number of        Approximate Dollar
              Total Number of                          Shares Purchased as    Value) of Shares
              Shares Purchased                         Part of Publicly       that May Yet Be
              during 4th quarter  Average Price Paid   Announced Plans or     Purchased Under the
Period        2006                per Share            Programs**             Plans or Programs
------------------------------------------------------------------------------------------------
10/01/06 -
10/31/06          15,030              $46.33                15,030               $5,558,971
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
11/01/06 -
11/30/06           4,100              $46.75                 4,100               $5,367,296
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
12/01/06 -
12/31/06           4,250              $47.34                 4,250               $5,166,088
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
Total             23,380                 *                  23,380
-----------------------------------------------------------------------------------------------

     * The weighted average price per share for the period October 2006 through December 2006 was $46.59

     ** All shares repurchased by the Corporation in 2006 were completed pursuant to Program One and Program Two.

Five Year Total Shareholder Return

     The following indexed graph indicates the Corporation's total return to its shareholders on its common stock for the past five years, assuming dividend reinvestment, as compared to total return for the Russell 2000 Index and the Peer Group Index (which is a line-of-business index prepared by an independent third party consisting of stock of banks with assets between $500 million and $1 billion). The comparison of total return on investment for each of the periods assumes that $100 was invested on January 1, 2001, in each of the Corporation, the Russell 2000 Index, and the Peer Group Index.


                  The National Bank of Indianapolis Corporation





                  [TOTAL RETURN PERFORMANCE GRAPH APPEARS HERE]




                                                                             Period Ending
                                                    -----------------------------------------------------------------
Index                                               12/31/01   12/31/02   12/31/03    12/31/04   12/31/05   12/31/06
---------------------------------------------------------------------------------------------------------------------
The National Bank of Indianapolis Corporation         100.00     113.46     123.08      138.46     157.69     180.77
Russell 2000                                          100.00      79.52     117.09      138.55     144.86     171.47
SNL $1B-$5B Bank Index                                100.00     115.44     156.98      193.74     190.43     220.36
SNL $500M-$1B Bank Index                              100.00     127.67     184.09      208.62     217.57     247.44

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

                                                                  Year Ended December 31
                                                     2006       2005       2004       2003       2002
                                                 ---------------------------------------------------------
Consolidated Operating Data:
  Interest income                                $   61,375   $ 50,847   $ 38,524   $ 34,560   $ 35,095
  Interest expense                                   29,565     20,906     12,962     11,950     14,061
    Net interest income                              31,811     29,941     25,561     22,610     21,034
  Provision for loan losses                           1,086      2,085      1,320      1,200      1,500
    Net interest income after provision for
      loan losses                                    30,725     27,856     24,241     21,410     19,534
  Losses on sale of securities, (net)                    --         --        (84)       (37)        --
  Other operating income                              8,360      7,461      7,272      7,422      6,985
  Other operating expenses                           28,598     25,176     22,613     20,418     18,962
  Income before taxes                                10,486     10,141      8,816      8,377      7,557
  Federal and state income tax                        3,424      3,878      3,135      3,213      3,000
  Net income                                          7,062      6,263      5,681      5,164      4,557

Consolidated Balance Sheet Data
  (at end of period):
  Total assets                                   $1,034,432   $928,462   $880,914   $812,599   $726,514
  Total investment securities
    (including stock in Federal Banks)              150,137    157,471    151,799    125,247    117,485
  Total loans                                       744,538    684,488    656,453    597,063    528,911
  Allowance for loan losses                          (8,513)    (8,346)    (7,796)    (8,030)    (7,227)
  Deposits                                          875,084    774,316    693,431    637,537    544,343
  Shareholders' equity                               59,785     51,583     46,544     42,678     41,247
  Weighted basic average shares outstanding           2,302      2,299      2,303      2,343      2,289

Per Share Data:
  Diluted net income per common share (1)        $     2.94   $   2.62   $   2.37   $   2.08   $   1.88
  Cash dividends declared                                 0          0          0          0          0
  Book value (2)                                      25.88      22.11      19.81      18.14      16.89

Other Statistics and Operating Data:
  Return on average assets                              0.7%       0.7%       0.7%       0.7%       0.7%
  Return on average equity                             12.7%      12.8%      12.8%      12.1%      12.2%
  Net interest margin (3)                               3.4%       3.3%       3.1%       3.1%       3.2%
  Average loans to average deposits                    85.9%      85.5%      89.0%      95.7%      90.8%
  Allowance for loan losses to loans at
    end of period                                       1.1%       1.2%       1.2%       1.3%       1.4%
  Allowance for loan losses to
    non-performing loans                              119.0%     228.8%     255.1%     164.8%     223.8%
  Non-performing loans to loans at end of period        1.0%       0.5%       0.5%       0.8%       0.6%
  Net charge-offs to average loans                      0.1%       0.2%       0.3%       0.1%       0.1%
  Number of offices                                       9          9          9          8          8
  Number of full and part-time employees                221        211        196        180        176
  Number of Shareholders of Record                      639        601        632        645        647

Capital Ratios:
  Average shareholders' equity to average assets        5.7%       5.2%       5.2%       5.6%       5.4%
  Equity to assets                                      5.8%       5.6%       5.3%       5.3%       5.7%
  Total risk-based capital ratio (Bank only)           10.7%      10.9%      10.5%      10.2%      10.1%

(1)  Based upon weighted average shares outstanding during the period.
(2)  Based on Common Stock outstanding at the end of the period.
(3)  Net interest income as a percentage of average interest-earning assets.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-----------------------------------------------------------------------

The following discussion and analysis of the Corporation relates to the years ended December 31, 2006, 2005 and 2004 and should be read in conjunction with the Corporation's Consolidated Financial Statements and Notes thereto included elsewhere herein.


Overview

     The primary source of the Bank's revenue is net interest income from loans and deposits and fees from financial services provided to customers. Overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace tend to influence business volumes.

     The Corporation monitors the impact of changes in interest rates on its net interest income. One of the primary goals of asset/liability management is to maximize net interest income and the net value of future cash flows within authorized risk limits. At December 31, 2006 the interest rate risk position of the Corporation was liability sensitive. Maintaining a liability sensitive interest rate risk position means that net income should decrease as rates rise and increase as rates fall.

     Mortgage banking income increased from 2005 to 2006 due to more net gains recorded on the sale of mortgage loans which was the result of a more stable interest rate environment in 2006.

     There was a significant decrease in mortgage loan refinancing during 2004 and 2005 resulting in less sales by the Corporation causing a decrease in mortgage banking income.

     Net income is affected by the provision for loan losses. Management performs an evaluation as to the amounts required to maintain an allowance adequate to provide for probable losses inherent in the loan portfolio. The level of this allowance is dependent upon the total amount of past due and non-performing loans, general economic conditions and management's assessment of probable losses based upon internal credit evaluations of loan portfolios and particular loans. It has been our experience that improved economic strength generally will translate into better credit quality in the banking industry. Management believes that the allowance for loan losses is adequate to absorb credit losses inherent in the loan portfolio at December 31, 2006.

     The risks and challenges that management believes will be important during 2007 are price competition for loans and deposits by new market entrants as well as established competitors, and continued lower mortgage loan volume as compared to 2005 and 2004, but comparable to 2006, leading to lower gains on sales of mortgage loans.

Results of Operations

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005 and Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

     The Corporation's results of operations depend primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. The Corporation had net income of $7,062,225 for the year ended December 31, 2006 compared to net income of $6,262,526 for the year ended December 31, 2005 and net income of $5,681,049 for the year ended December 31, 2004. This change is primarily due to the growth of the Bank allowing for more interest earning assets and a wider spread between the yield earned on loans and the yield paid on deposits due to higher short-term interest rates in 2006 compared to the same period during 2005 and 2004.

     The Bank experienced growth during the past three years. Total assets increased $105,969,981 or 11% to $1,034,431,835 for the year ended December 31, 2006 from $928,461,854 for the year ended December 31, 2005 and total assets increased from $880,913,779 for the year ended December 31, 2004. This growth is in part due to an increase in customers as a result of local bank mergers/consolidations, the addition of experienced corporate and private bankers to the staff, and banking centers.



Net Interest Income
-------------------

     The following table details the components of net interest income for the years ended December 31, 2006, 2005, and 2004 (in 000's):

                                                  Year ended                            Year ended
                                                  December 31,        $        %        December 31,      $          %
                                                 2006      2005     Change   Change    2005     2004    Change     Change
                                               ------------------------------------- ------------------------------------
Interest income:
     Interest and fees on loans                $52,724  $ 43,256   $ 9,468    21.9%  $43,256  $33,306   $ 9,950     29.9%
     Interest on investment securities           6,690     6,154       536     8.7%    6,154    4,403     1,751     39.8%
     Interest on federal funds sold              1,849     1,291       558    43.2%    1,291      725       566     78.1%
     Interest on reverse repurchase agreements     112       146       (34)  -23.3%      146       90        56     62.2%
                                               ------------------------------------- -------------------------------------
Total interest income                          $61,375  $ 50,847   $10,528    20.7%  $50,847  $38,524   $12,323     32.0%

Interest expense:
     Interest on deposits                      $24,542  $ 16,110   $ 8,432    52.3%  $16,110  $ 8,975   $ 7,135     79.5%
     Interest on repurchase agreements           2,128     1,528       600    39.3%    1,528      570       958    168.1%
     Interest on FHLB advances                   1,028     1,497      (469)  -31.3%    1,497    1,775      (278)   -15.7%
     Interest on long term debt                  1,866     1,771        95     5.4%    1,771    1,642       129      7.8%
                                               ------------------------------------- -------------------------------------
Total interest expense                         $29,564  $ 20,906   $ 8,658    41.4%  $20,906  $12,962   $ 7,944     61.3%
                                               ------------------------------------- -------------------------------------
Net interest income                            $31,811  $ 29,941   $ 1,870     6.2%  $29,941  $25,562   $ 4,379     17.1%
                                               ===================================== =====================================


     The increase in interest income is due to higher yields on federal funds sold and the investment securities and loan portfolios. Also contributing to the increase was higher average balances in the loan portfolio. Over the course of 2006, the prime interest rate increased by 100 basis points to 8.25% as of December 31, 2006 from 7.25% as of December 31, 2005 and from 5.25% as of December 31, 2004.

     The increase in interest expense is due to an overall increase in the yield paid on deposits as well as growth in time deposits over $100,000. The increase is partially offset by a decrease in interest paid on FHLB advances. The outstanding balance on FHLB advances as of December 31, 2006 was $14,000,000 compared to $24,000,000 as of December 31, 2005 and $32,000,000 as of December 31, 2004.

     Net interest income increased for the year ended December 31, 2006 compared to the years ended December 31, 2005 and 2004. The overall increase was 6.2% and 17.1% between 2006 and 2005 and between 2005 and 2004, respectively. The overall increase in net interest income was lower between 2006 and 2005 because the prime rate increased 100bp compared to 200bp between 2005 and 2004.

         The following table details average balances, interest income / expense and average rates / yields for the Bank's earning assets and interest bearing liabilities for the years ended December 31, 2006, 2005 and 2004 (in 000's):

                                                  2006                            2005                            2004
                                                Interest  Average               Interest  Average               Interest   Average
                                     Average     Income/    Rate/     Average    Income/    Rate/     Average    Income/     Rate/
                                     Balance     Expense    Yield     Balance    Expense    Yield     Balance    Expense     Yield
                                  --------------------------------  ------------------------------  -------------------------------
Assets:
Federal funds sold                  $ 46,721     $ 1,849    3.96%    $ 43,508    $ 1,291    2.97%    $ 42,637      $ 725     1.70%
Reverse repurchase agreements          2,488         112    4.50%       5,000        146    2.92%       9,180         90     0.98%
Investments and overnight time       175,783       6,690    3.81%     186,971      6,154    3.29%     159,795      4,403     2.76%
Loans (gross)                        702,160      52,724    7.51%     668,317     43,256    6.47%     612,096     33,306     5.44%

                                  --------------------------------  ------------------------------  -------------------------------
Total earning assets               $ 927,152     $61,375    6.62%    $903,796    $50,847    5.63%   $ 823,708   $ 38,524     4.68%
Non-earning assets                    45,223                           42,777                          39,950

                                  -----------                       ----------                      ----------
Total assets                       $ 972,375                         $946,573                       $ 863,658
                                  ===========                       ==========                      ==========

Liabilities:
Interest bearing DDA                $ 96,306     $ 1,522    1.58%    $ 94,578    $ 1,076    1.14%    $ 84,954      $ 665     0.78%
Savings                              400,975      16,171    4.03%     402,131     10,891    2.71%     333,840      4,910     1.47%
CD's under $100,000                   62,924       2,664    4.23%      56,876      1,887    3.32%      56,540      1,695     3.00%
CD's over $100,000                    78,900       3,549    4.50%      54,524      1,805    3.31%      49,265      1,323     2.69%
Individual retirement accounts        15,068         636    4.22%      13,277        451    3.40%      12,705        382     3.01%
Repurchase agreements                 53,683       2,128    3.96%      62,166      1,528    2.46%      74,794        570     0.76%
FHLB advances/other                   20,458       1,028    5.02%      29,170      1,497    5.13%      34,317      1,775     5.17%
Subordinated debt                      5,000         378    7.56%       5,000        283    5.66%       3,992        154     3.86%
Long term debt                        13,918       1,488   10.69%      13,918      1,488   10.69%      13,918      1,488    10.69%

                                  --------------------------------  ------------------------------  -------------------------------
Total interest bearing liabilities $ 747,232     $29,564    3.96%    $731,640    $20,906    2.86%   $ 664,325   $ 12,962     1.95%
Non-interest bearing liabilities     163,465                          160,713                         150,357
Other liabilities                      6,136                            5,287                           4,460

                                  -----------                       ----------                      ----------
Total liabilities                  $ 916,833                         $897,640                       $ 819,142
Equity                                55,542                           48,933                          44,516

                                  -----------                       ----------                      ----------
Total Liabilities & Equity         $ 972,375                         $946,573                       $ 863,658
                                  ===========                       ==========                      ==========

Recap:
Interest Income                                  $61,375    6.62%                $50,847    5.63%               $ 38,524     4.68%
Interest Expense                                  29,564    3.96%                 20,906    2.86%                 12,962     1.95%

                                             ---------------------            --------------------            ---------------------
Net Interest Income/Spread                       $31,811    2.66%                $29,941    2.77%               $ 25,562     2.73%
                                             =====================            ====================            =====================

Contribution of Non-Interest Bearing Funds                  0.77%                           0.54%                            0.38%

Net Interest Margin                                         3.43%                           3.31%                            3.10%
                                                         =========                       =========                       ==========


NOTE: Average balances computed using daily actual balances. The average loan balance includes non-accrual loans and the interest recognized prior to becoming non-accrual is reflected in the interest income for loans. Interest income on loans includes loan fees of $449,230, $537,955 and $532,937, for the period ending December 31, 2006, 2005 and 2004, respectively.

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


Net Interest Income Changes Due to Volume and Rates (in 000's):
---------------------------------------------------------------

                                       2006 Changes from 2005           2005 Changes from 2004           2004 Changes from 2003
                                   ------------------------------   ------------------------------   ------------------------------
                                     Net       Due to     Due to      Net       Due to     Due to      Net       Due to     Due to
                                    Change      Rate      Volume     Change      Rate      Volume     Change      Rate      Volume
                                   ------------------------------   ------------------------------   ------------------------------
Interest earning assets:
  Federal funds sold               $    558   $    431   $    127   $    566   $    540   $     26   $    293   $    247   $     46
  Reverse repurchase agreements         (34)        79       (113)        56        178       (122)        (8)        10        (18)
  Investments and overnight time        536        962       (426)     1,751        857        894      1,383        165      1,218
  Loans                               9,468      6,927      2,541      9,950      6,311      3,639      2,296       (398)     2,694

                                   ------------------------------   ------------------------------   ------------------------------
          TOTAL                    $ 10,528   $  8,399   $  2,129   $ 12,323   $  7,886   $  4,437   $  3,964   $     24   $  3,940

Interest bearing liabilities:
  Demand deposits                  $    446   $    419   $     27   $    411   $    302   $    109   $     89   $    (34)  $    123
  Savings deposits                    5,280      5,327        (47)     5,981      4,131      1,850      1,146        282        864
  CDs under $100,000                    777        521        256        192        181         11        (57)      (129)        72
  CDs over $100,000                   1,744        648      1,096        482        308        174        137       (100)       237
  Individual retirement accounts        185        109         76         69         50         19         (8)       (34)        26
  Repurchase agreements                 600        936       (336)       958      1,268       (310)       189        163         26
  FHLB advances                        (469)       (31)      (438)      (278)       (14)      (264)      (639)       (32)      (607)
  Subordinated debt                      95         95         --        129         72         57        111          1        110
  Long term debt                         --         --         --         --         --         --         44         (1)        45

                                   ------------------------------   ------------------------------   ------------------------------
          TOTAL                    $  8,658   $  8,024   $    634   $  7,944   $  6,298   $  1,646   $  1,012   $    116   $    896
                                   ------------------------------   ------------------------------   ------------------------------

Net change in net interest income  $  1,870   $    375   $  1,495   $  4,379   $  1,588   $  2,791   $  2,952   $    (92)  $  3,044
                                   ==============================   ==============================   ==============================

NOTE: Due to Rate Increase was calculated by taking the change in the rate times the prior year average balance. Due to volume increase was calculated by taking the change in average balance times the prior year rate.


     Interest earned on federal funds sold increased for the year ended December 31, 2006 compared to the year ended December 31, 2005 and year ended December 31, 2004. The increase is due to an increase in average balance for December 31, 2006 as compared to the years ended December 31, 2005 and 2004, and an increase in interest rates during 2006 as compared to 2005 and 2004. The weighted average rate for the year ended December 31, 2006 was 3.96% compared to a weighted average rate of 2.97% and 1.70% for years ended December 31, 2005 and 2004, respectively.

     Interest on reverse repurchase agreements decreased for the year ended December 31, 2006 as compared to the year ended December 31, 2005, but increased as compared to the year ended December 31, 2004. The average balance for reverse repurchase agreements was $2,488,000, $5,000,000, and $9,180,000 for the years ended December 31, 2006, 2005, 2004, respectively. The weighted average yield on reverse repurchase agreements for the year ended December 31, 2006 was 4.50% as compared to a weighted average yield of 2.92% and 0.98% for the years ended December 31, 2005 and 2004, respectively.

     Investment portfolio income increased for the year ended December 31, 2006 compared to the years ended December 31, 2005 and 2004. The increase is mainly due to an increase in interest rates in 2006 as compared to previous years. The weighted average rate of the investment portfolio was 3.81% for the year ended December 31, 2006 compared to 3.29% and 2.76% for the years ended December 31, 2005 and 2004, respectively.

     Interest on loans increased for the year ended December 31, 2006 compared to the years ended December 31, 2005 and 2004. Average total loans for the year ended December 31, 2006 increased compared to the years ended December 31, 2005 and 2004. The loan portfolio produces the highest yield of all earning assets. The weighted average yield of the loan portfolio for the year ended December 31, 2006 was 7.51% compared to 6.47% and 5.44% for the years ended December 31, 2005 and 2004, respectively. The increased loan growth is the result of new clients and the addition of experienced corporate bankers to the staff.

     Total interest expense increased for the year ended December 31, 2006 compared to the years ended December 31, 2005 and 2004. The increase in 2006 as compared to 2005 and 2004 is due primarily to an increase in the interest rates during the 2006 and an increase in the average balances of certificates of deposit.

     Total average interest bearing liabilities for the year ended December 31, 2006 increased compared to the years ended December 31, 2005 and 2004. The average cost of interest bearing liabilities for the year ended December 31, 2006 was approximately 3.96% as compared to 2.86% for the year ended December 31, 2005 and 1.95% for December 31, 2004. This rate increase is due to an overall interest rate increase in the market.

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

     The provision for loan losses was $1,086,000 for the year ended December 31, 2006 compared to $2,085,000 and $1,320,000 for the years ended December 31, 2005 and 2004, respectively. The decrease in the provision for loan losses is due to an overall improvement in loan quality and significant commercial loan and residential mortgage recoveries. Based on management's risk assessment and evaluation of the probable losses of the loan portfolio, management believes that the current allowance for loan losses is adequate to provide for probable losses in the loan portfolio.

                                                       Twelve months ended
                                                            December 31,
                                        2006        2005        2004        2003        2002
                                     ----------  ----------  ----------  ----------  ----------
Beginning of Period                  $8,346,390  $7,795,803  $8,029,596  $7,227,000  $5,986,965
      Provision for loan losses       1,086,000   2,085,000   1,320,000   1,200,000   1,500,000

      Losses charged to the reserve
          Commercial                  1,093,579   1,317,743   1,133,994     506,413     207,716
          Commercial mortgage           191,292          --          --          --          --
          Residential mortgage          121,433     447,182     280,394       1,297      21,800
          Consumer                       50,474       5,070     132,993       2,185       2,052
          Credit cards                   28,463      50,125      65,421      26,922      53,661
                                     ----------  ----------  ----------  ----------  ----------
                                      1,485,241   1,820,120   1,612,802     536,816     285,229

      Recoveries
          Commercial                    412,028     258,920      16,247     121,918      17,024
          Residential mortgage          153,888      26,000      26,836      16,438          --
          Consumer                           --         787      12,354         105         266
          Credit Cards                       33          --       3,572         950       7,974
                                     ----------  ----------  ----------  ----------  ----------
                                        565,949     285,707      59,009     139,412      25,264

                                     ----------  ----------  ----------  ----------  ----------
End of Period                        $8,513,098  $8,346,390  $7,795,803  $8,029,596  $7,227,000
                                     ==========  ==========  ==========  ==========  ==========

Allowance as a % of Loans                  1.14%       1.22%       1.19%       1.34%       1.37%

Other Operating Income
----------------------

     The following table details the components of other operating income for the years ended December 31, 2006, 2005, and 2004 (in 000's):

                                                      Year ended                           Year ended
                                                      December 31       $         %        December 31       $          %
                                                     2006     2005    Change    Change    2005     2004    Change     Change
                                                   -----------------------------------  ------------------------------------
     Wealth management                             $ 3,716  $ 3,097  $   619     20.0%  $ 3,097  $ 2,464  $   633      25.7%
     Service charges and fees on deposit accounts    1,713    1,834     (121)    -6.6%    1,834    2,131     (297)    -13.9%
     Building rental income                            451      450        1      0.2%      450      485      (35)     -7.2%
     Mortgage banking income                           332      313       19      6.1%      313      564     (251)    -44.5%
     Interchange income                                793      671      122     18.2%      671      594       77      13.0%
     Net losses on sale of securities                   --       --       --      0.0%       --      (84)      84     100.0%
     Other                                           1,355    1,096      259     23.6%    1,096    1,034       62       6.0%
                                                   -----------------------------------  ------------------------------------
Total operating income                             $ 8,360  $ 7,461  $   899     12.0%  $ 7,461  $ 7,188  $   273       3.8%
                                                   ===================================  ====================================


     Other operating income increased for the year ended December 31, 2006 compared to the years ended December 31, 2005 and 2004. There are several factors that contribute to the overall increase.

     Wealth Management fees increased for the year ended December 31, 2006 compared to the years ended December 31, 2005 and 2004. The increase is attributable to the overall price appreciation in the stock and treasury markets, an increase in assets under management and an increase in fees collected for estate administration and tax return preparation.

     Service charges and fees on deposit accounts decreased for the year ended December 31, 2006 compared to the years ended December 31, 2005 and 2004. The decrease is attributable to an increase in the earnings credit rate paid on business demand deposits which decreases the service charges assessed.

     Mortgage banking income increased for the year ended December 31, 2006 compared to the year ended December 31, 2005. Net gain on sale of mortgage loans increased for the year ended December 31, 2006 to $156,583 compared to $82,493 and $157,145 for the years ended December 31, 2005 and 2004. During 2004 and 2005, long term the interest rates remained steady and mortgage originations decreased resulting in decreased mortgage sales. The Mortgage Division originated approximately $33 million in mortgage loans, while selling over $16 million to the secondary market during 2006. During 2005, the Mortgage Division originated in excess of $33 million in mortgage loans, while selling over $18 million to the secondary market. When a mortgage loan is sold, a mortgage servicing right ("MSR") is recorded as an asset on the balance sheet. The value of the MSRs is sensitive to changes in interest rates. In a low rate environment, mortgage loan refinancings generally increase, causing actual and expected loan prepayments to increase, which drives down the value of existing MSRs. Conversely, as interest rates rise, mortgage loan refinancings generally decline, causing actual and expected loan prepayments to decrease, which drives up the value of the MSRs. During 2006, the Corporation recorded a partial recovery of previous period market value adjustments of the mortgage servicing rights due to higher interest rates which caused a significant slow down in mortgage refinances and prepayments of existing mortgages. As of December 31, 2006, a valuation reserve of $59,128 was recorded for mortgage servicing rights as compared to a valuation reserve of $182,218 at December 31, 2005.

     Interchange income increased for the year ended December 31, 2006 compared to the years ended December 31, 2005 and 2004. The increase is attributable to higher transaction volumes for debit and credit cards in 2006 compared to previous years.

     Other income increased for the year ended December 31, 2006 compared to the years ended December 31, 2005 and 2004. The increase is primarily due to income recorded from the purchase of a Bank Owned Life Insurance Policy during the third quarter of 2006.

     During 2006 and 2005, there were no sales of available for sale securities compared to a net loss on the sale of two available for sale securities recorded during the first quarter of 2004. The securities were replaced with higher yielding investments in 2004 to place the portfolio in a better position for rising interest rates for asset/liability purposes.


Other Operating Expenses
------------------------

     The following table details the components of other operating expenses for the years ended December 31, 2006, 2005, and 2004 (in 000's):

                                         Twelve Months                        Twelve Months
                                          December 31,      $        %         December 31,      $        %
                                         2006     2005    Change   Change     2005     2004    Change   Change
                                       ----------------------------------   ----------------------------------
Salaries, wages and employee benefits  $18,011  $15,284  $ 2,727    17.8%   $15,284  $14,133  $ 1,151     8.1%
Occupancy                                1,735    1,705       30     1.8%     1,705    1,391      314    22.6%
Furniture and equipment                  1,182      898      284    31.6%       898      804       94    11.7%
Professional services                    1,447    1,425       22     1.5%     1,425    1,169      256    21.9%
Data processing                          1,678    1,572      106     6.7%     1,572    1,439      133     9.2%
Business development                     1,176    1,072      104     9.7%     1,072      898      174    19.3%
Other                                    3,369    3,220      149     4.6%     3,220    2,779      441    15.9%
                                       ----------------------------------   ----------------------------------
Total other operating expenses         $28,598  $25,176  $ 3,422    13.6%   $25,176  $22,613  $ 2,563    11.3%
                                       ==================================   ==================================

     Other operating expenses increased for the year ended December 31, 2006 compared to the years ended December 31, 2005 and 2004.

     Salaries, wages and employee benefits increased for the year ended December 31, 2006 compared to the years ended December 31, 2005 and 2004. This increase is due to an annual merit increases for many employees, group medical insurance, increased FICA expense due to the exercise of stock option by officers of the Bank, and the cliff vesting of restricted stock of officers of the Bank, 401K contributions, and the increase in the number of employees to 212 full time equivalents at December 31, 2006 from 201 full time equivalents at December 31, 2005 and from 181 full time equivalents at December 31, 2004.

     Occupancy expense increased for the year ended December 31, 2006 compared to the years ended December 31, 2005 and 2004. This increase is attributable to an increase in utilities, management fees, and cleaning and supplies at the Corporation's main office building, real estate taxes, and depreciation expense related to the opening of the upgraded Greenwood Bank Office to a new full-size freestanding building at 1689 West Smith Valley Road in September 2005 and the opening of a new banking center at 10590 North Michigan Road in January 2005.

     Furniture and equipment expense increased for the year ended December 31, 2006 compared to the years ended December 31, 2005 and 2004. This increase is primarily due the upgraded Greenwood Bank Office, repair expense for older assets, and an increase in maintenance contracts.

     Professional services expense increased for the year ended December 31, 2006 compared to the years ended December 31, 2005 and 2004. The increase is primarily due to additional expense incurred relating to advertising agency fees, accounting fees, design services, and courier services. The increase is partially offset by a decrease in costs incurred relating to Sarbanes Oxley Act of 2002.

     Data processing expenses increased for the year ended December 31, 2006 compared to the years ended December 31, 2005 and 2004 primarily due to increased service bureau fees relating to increased transaction activity by the Bank, credit card processing, assistance with the implementation of a new fiduciary income tax system and automation of the wire system.

     Business development expenses increased for the year ended December 31, 2006 compared to the years ended December 31, 2005 and 2004 due to increased advertising, public relations, and customer entertainment. The increase is partially offset by a decrease in direct mail campaign, customer promotions, and premium items.

     Other expenses increased for the year ended December 31, 2006 compared to the years ended December 31, 2005 and 2004 due to postage expense, software maintenance, stationary and printing, other real estate expense, conferences and conventions and expenses relating to the enhancement of the credit card processing system. The increase is partially offset by a decrease in employment agency fees and the recovery of 2005 loan collection expense during 2006.


Tax (Benefit)/Expense
---------------------

     The Corporation applies a federal income tax rate of 34% and a state tax rate of 8.5% in the computation of tax expense. The provision for income taxes consisted of the following:

                                             2006          2005          2004
                                         ---------------------------------------
        Current tax expense              $ 3,749,202   $ 4,300,157   $ 2,940,441
        Deferred tax (benefit) / expense    (325,702)     (421,841)      194,557
                                         ---------------------------------------
                                         $ 3,423,500   $ 3,878,316   $ 3,134,998
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

The components of the Corporation's net deferred tax assets in the consolidated balance sheet as of December 31, 2006 and 2005 are as follows:


                                            2006              2005
                                       -------------------------------
Deferred tax assets:
   Allowance for loan losses             $3,372,038        $3,306,005
   Other                                  1,551,002         1,785,184
                                       -------------------------------
     Total deferred tax assets            4,923,040         5,091,189
Deferred tax liability:
   Mortgage servicing rights               (525,467)         (515,063)
                                       -------------------------------
     Total deferred tax liabilities        (525,467)         (515,063)
                                       -------------------------------
     Net deferred tax assets             $4,397,573        $4,576,126
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

     The Corporation has many sources of funds available, they include: overnight federal funds sold, investments available for sale, maturity of investments held for sale, deposits, Federal Home Loan Bank ("FHLB") advances, and issuance of debt. Funding sources did not change significantly during 2006. Deposits are the most significant funding source and loans are the most significant use of funds for the years ended December 31, 2006, 2005, and 2004. The Corporation maintains a $5,000,000 revolving credit agreement with Harris Trust and Savings Bank to provide additional liquidity support to the Bank, if needed. There were no borrowings under this agreement at December 31, 2006 or 2005.

     Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as available for sale, and maturing loans. Federal funds sold represent the Corporation's primary source of immediate liquidity and were maintained at a level adequate to meet immediate needs. Federal funds sold averaged approximately $46,721,000, $43,508,000, and $42,637,000 for the years ended December 31, 2006, 2005 and 2004 respectively. Reverse repurchase agreements may serve as a source of liquidity, but are primarily used as collateral for customer balances in overnight repurchase agreements. Maturities in the Corporation's loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

     The Corporation's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation's liquidity position.

     The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At December 31, 2006, the Corporation's rate sensitive liabilities exceeded rate sensitive assets due within one year by $148,083,778. At December 31, 2005, the Corporation's rate sensitive liabilities exceeded rate sensitive assets due within one year by $63,614,220.

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

     All mortgage-related securities must pass the FFIEC stress test. This stress test determines if price volatility under a 200 basis point interest rate shock for each security exceeds a benchmark 30 year mortgage-backed security. If the security fails the test, it is considered high risk and the Bank will not purchase it. All mortgage-related securities purchased and included in the investment portfolio will be subject to the FFIEC test as of December 31 each year to determine if they have become high risk holdings. If a mortgage-related security becomes high risk, it will be evaluated by the Bank's Investment Committee to determine if the security should be liquidated. At December 31, 2006 and 2005, the Bank did not hold any high risk mortgage-related securities.

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

     The fully taxable equivalent ("FTE") average yield on the Bank's investment portfolio is as follows as of December 31,

                                              2006         2005        2004
                                              ----         ----        ----
        U.S. Treasuries                       4.33%        2.40%       1.70%
        U.S. Government agencies              3.50%        3.09%       2.65%
        Collateralized mortgage obligations   3.44%        3.42%       3.41%
        Municipals                            5.82%        6.61%       7.76%
        Other securities                      5.03%        3.33%       1.71%


With the exception of securities of the U.S. Government and U.S. Government agencies and corporations, the Corporation had no other securities with a book or market value greater than 10% of shareholders' equity as of December 31, 2006, 2005 and 2004.

     The following is a summary of available-for-sale securities and held-to-maturity securities:

                                                  Available-for-Sale Securities
                                      -----------------------------------------------------
                                                       Gross         Gross       Estimated
                                       Amortized     Unrealized    Unrealized      Fair
                                         Cost           Gain          Loss         Value
                                      -----------------------------------------------------
December 31, 2006
U.S. Treasury securities              $ 1,495,336   $        --   $       981   $ 1,494,355
U.S. Government agencies               60,000,000            --       720,799    59,279,201
Collateralized mortgage obligations        16,659             7            --        16,666
                                      -----------------------------------------------------
                                      $61,511,995   $         7   $   721,780   $60,790,222
                                      =====================================================
December 31, 2005
U.S. Treasury securities              $ 1,494,394   $        --   $     2,009   $ 1,492,385
U.S. Government agencies               70,000,000            --     1,525,300    68,474,700
Collateralized mortgage obligations        35,052            --            12        35,040
                                      -----------------------------------------------------
                                      $71,529,446   $        --   $ 1,527,321   $70,002,125
                                      =====================================================
December 31, 2004
U.S. Treasury securities              $ 2,016,184   $        --   $     7,704   $ 2,008,480
U.S. Government agencies               91,000,000       112,700       769,680    90,343,020
Collateralized mortgage obligations        62,486            58            --        62,544
                                      -----------------------------------------------------
                                      $93,078,670   $   112,758   $   777,384   $92,414,044
                                      =====================================================


                                                    Held-to-Maturity Securities
                                      -----------------------------------------------------
                                                       Gross         Gross       Estimated
                                       Amortized     Unrealized    Unrealized      Fair
                                         Cost           Gain          Loss         Value
                                      -----------------------------------------------------
December 31, 2006
Municipals                            $46,247,490   $   247,212   $   211,345   $46,283,357
Collateralized mortgage obligations    39,724,743            --       952,366    38,772,377
Other securities                          225,000         1,182         2,325       223,857
                                      -----------------------------------------------------
                                      $86,197,233   $   248,394   $ 1,166,036   $85,279,591
                                      =====================================================
December 31, 2005
Municipals                            $35,715,981   $   315,262   $   582,213   $35,449,030
Collateralized mortgage obligations    47,791,685            --     1,400,263    46,391,422
Other securities                          225,000         2,202         1,598       225,604
                                      -----------------------------------------------------
                                      $83,732,666   $   317,464   $ 1,984,074   $82,066,056
                                      =====================================================
December 31, 2004
Municipals                            $ 5,444,198   $   484,166   $        --   $ 5,928,364
Collateralized mortgage obligations    50,012,255            --       836,980    49,175,275
Other securities                          250,000         4,584           221       254,363
                                      -----------------------------------------------------
                                      $55,706,453   $   488,750   $   837,201   $55,358,002
                                      =====================================================

     The Corporation held ninety investment securities as of December 31, 2006 of which the amortized cost was greater than market value. The majority of these investment securities were purchased during 2005 and 2006. Management does not believe any individual unrealized loss as of December 31, 2006 represents an other-than-temporary impairment. The unrealized losses relate primarily to securities issued by the U.S. Treasury, FHLMC and Municipalities. These unrealized losses are primarily attributable to changes in interest rates and individually were 2.96% or less of their respective amortized cost basis. The Corporation has both the intent and ability to hold these securities for a time necessary to recover the amortized cost.

     As part of managing liquidity, the Corporation monitors its loan to deposit ratio on a daily basis. At December 31, 2006 the ratio was 85.1 percent and as of December 31, 2005 the ratio was 88.4 percent which is within the Corporation's acceptable range.

     The following table shows the composition of the Bank's loan portfolio as of the dates indicated (in 000's):

                                                                        December 31,
                              2006                  2005                   2004                   2003                  2002
                              ----                  ----                   ----                   ----                  ----
                                    % of                  % of                   % of                  % of                   % of
                         Amount    Total       Amount    Total        Amount    Total        Amount   Total        Amount    Total
                     --------------------   -------------------   --------------------   -------------------   --------------------
TYPES OF LOANS
Commercial            $ 278,924    37.3%     $252,528    36.9%     $ 235,705    35.7%     $ 221,846   37.2%     $ 182,994    34.6%
Construction             57,083     7.7%       50,173     7.3%        37,119     5.7%        35,305    5.9%        21,107     4.0%
Commercial mortgage     141,956    19.1%      138,075    20.2%       127,773    19.5%       120,135   20.1%       113,399    21.4%
Residential mortgage    214,291    28.8%      195,766    28.6%       206,599    31.5%       183,095   30.7%       163,034    30.8%
Consumer                 49,575     6.7%       45,188     6.6%        40,534     6.2%        25,183    4.2%        35,934     6.8%
Credit cards              2,709     0.4%        2,737     0.4%         2,480     0.4%         2,360    0.4%         2,056     0.4%
Other                         -     0.0%           20     0.0%         6,243     1.0%         9,139    1.5%        10,387     2.0%

                     --------------------   -------------------   --------------------   -------------------   --------------------
      Total - Gross   $ 744,538   100.0%     $684,487   100.0%     $ 656,453   100.0%     $ 597,063  100.0%     $ 528,911   100.0%
                                =========             =========              =========              ========              =========

      Allowance          (8,513)               (8,346)                (7,796)                (8,030)               (7,227)

                     ----------            ----------            -----------            -----------            ----------
      Total - Net     $ 736,025              $676,141              $ 648,657              $ 589,033             $ 521,684
                     ==========            ==========            ===========            ===========            ==========

     The following table shows the composition of the commercial loan category by industry type as of the dates indicated (in $000's):

                                                                                      December 31,
                                                            2006                         2005                         2004
                                                            ----                         ----                         ----
Type                                               Amount            %         Amount             %         Amount             %
----                                               ------           ---        ------            ---        ------            ---
Agriculture, Foresty & Fishing                   $     355          0.1%     $   1,136           0.4%     $     258           0.1%
Mining                                               5,123          1.8%         2,574           1.0%         2,615           1.1%
Utilities                                                -          0.0%             -           0.0%             -           0.0%
Construction                                         9,549          3.4%         9,714           3.8%        13,417           5.7%
Manufacturing                                       48,768         17.5%        38,178          15.1%        30,571          13.0%
Wholesale Trade                                     34,880         12.5%        32,287          12.8%        29,965          12.7%
Retail Trade                                         7,782          2.8%         6,215           2.5%         4,870           2.1%
Transportation                                      10,281          3.7%         8,473           3.4%         9,966           4.2%
Information                                            606          0.2%           945           0.4%         1,141           0.5%
Finance & Insurance                                  5,196          1.9%         3,997           1.6%         4,091           1.7%
Real Estate and Rental & Leasing                    62,377         22.4%        55,906          22.1%        46,134          19.6%
Professional, Scientific & Technical Services       30,092         10.8%        31,604          12.5%        30,522          12.9%
Management of Companies & Enterprises                3,928          1.4%         1,576           0.6%         2,199           0.9%
Administrative and Support, Waste Management &
     Remediation Services                            2,453          0.9%         1,476           0.6%             -           0.0%
Educational Services                                 5,449          2.0%         4,680           1.9%         4,158           1.8%
Health Care & Social Assistance                     26,662          9.6%        21,028           8.3%        21,253           9.0%
Arts, Entertainment & Recreation                     1,678          0.6%         1,759           0.7%         5,333           2.3%
Accommodation & Food Services                        8,536          3.1%         8,788           3.5%         9,026           3.8%
Other Services                                      15,209          5.3%        22,192           8.8%        20,187           8.6%

                                                -------------------------   --------------------------   --------------------------
                                                 $ 278,924        100.0%     $ 252,528         100.0%     $ 235,705         100.0%
                                                =========================   ==========================   ==========================

The following table shows the composition of the Bank's deposit portfolio as of the dates indicated (in 000's):

                                                             December 31,
                                        2006                     2005                     2004
                                        ----                     ----                     ----
                                              % of                     % of                      % of
                                  Amount      Total        Amount      Total        Amount       Total
                               ----------------------   ----------------------   -----------------------
Types of deposits
Demand                          $ 181,954     26.47%     $ 171,858     26.98%     $ 153,674      26.64%
MMDA/Savings                      505,314     73.53%       465,220     73.02%       423,255      73.36%

                               ----------------------   ----------------------   -----------------------
   Total demand deposits          687,268    100.00%       637,078    100.00%       576,929     100.00%
                                          ===========              ===========              ============

CDs < $100,000                     67,582     35.98%        59,258     43.18%        55,969      48.04%
CDs > $100,000                    103,782     55.26%        64,021     46.65%        47,502      40.77%
Individual retirement accounts     16,452      8.76%        13,959     10.17%        13,031      11.19%

                               ----------------------   ----------------------   -----------------------
   Total certificates of deposit  187,816    100.00%       137,238    100.00%       116,502     100.00%
                                          ===========              ===========              ============

                               -----------              -----------              -----------
   Total deposits               $ 875,084                $ 774,316                $ 693,431
                               ===========              ===========              ===========

     The following table illustrates the projected maturities and the repricing mechanisms of the major asset/liabilities categories of the Corporation as of December 31, 2006, based on certain assumptions. Prepayment rate assumptions have been made for the residential loans secured by real estate portfolio. Maturity and repricing dates for investments have been projected by applying the assumptions set forth below to contractual maturity and repricing dates.

                     0 - 180       181 - 365        1 - 2          2 - 3         3 -5           5 +       Non-interest
                       days           days          years          years         years         years         Earning         Total
                       ----           ----          -----          -----         -----         -----         -------         -----
Interest Earning
Assets:
 Fed Funds/
  overnight time $  78,278,855             --             --            --            --            --            --  $   78,278,855
 Reverse
  repurchase
  agreements         1,000,000             --             --            --            --            --            --       1,000,000
 Investments        27,732,936      6,855,634     31,638,442    29,288,688     9,329,713    42,142,042            --     146,987,455
 Federal Reserve
 and FHLB stock
 Loans               2,188,400             --             --            --            --       961,500            --       3,149,900
  Commercial &
  Industrial
   Fixed            27,490,671      5,088,788      9,941,613    10,007,688    31,296,954    11,282,510            --      95,108,224
   Variable        174,554,199        550,111        961,965     2,169,917       694,614            --     4,885,222     183,816,028
  Construction      52,068,055        853,573      2,024,263       566,921     1,290,082       279,871            --      57,082,765
  Commercial
   Loans Secured
   by Real Estate
    Fixed           20,825,517     11,971,716      7,600,084     9,970,575    28,465,925    15,456,586            --      94,290,403
    Variable        34,083,370      1,364,011        738,995       539,937     9,719,331            --     1,219,711      47,665,355
  Residential
   Loans Secured
   by Real Estate
    Fixed            3,701,846      3,761,213      6,965,828     6,259,168    10,594,478    24,609,138       112,054      56,003,725
    Variable       105,723,540      5,459,888     11,837,068     7,840,162    16,233,981    10,266,009       927,047     158,287,695
  Other
    Fixed            1,094,507      1,033,412      1,896,824     1,602,852     2,817,231            --     1,240,836       9,685,662
    Variable        42,598,077             --             --            --            --            --            --      42,598,077

                 -------------------------------------------------------------------------------------------------------------------
Total Interest
 Earning Assets  $ 571,339,973  $  36,938,346  $  73,605,082  $ 68,245,908  $110,442,309  $104,997,656   $ 8,384,870  $  973,954,144
                 -------------------------------------------------------------------------------------------------------------------

Non-Interest
 Earning Assets                                                                                           60,477,691      60,477,691

                 -------------------------------------------------------------------------------------------------------------------
Total Assets     $ 571,339,973  $  36,938,346  $  73,605,082  $ 68,245,908  $110,442,309  $104,997,656   $68,862,561  $1,034,431,835
                 ===================================================================================================================


Interest Bearing
Liabilities:
 Demand Deposits $  10,813,151  $  10,053,055  $  18,375,628  $ 16,287,879  $ 27,234,359  $ 99,137,300   $    52,192  $  181,953,564
 Interest Bearing
  Demand           105,118,470             --             --            --            --            --            --     105,118,470
 Savings Deposits   11,940,581             --             --            --            --            --            --      11,940,581
 Money Market
  Accounts         388,255,230                                                                                           388,255,230
 Certificate of
  Deposits          34,251,169     26,327,114     10,527,838     4,332,761     2,051,243     3,274,970            --      80,765,095
 Jumbo CDs          57,140,850     37,329,149      6,732,562     2,118,141     1,846,382     1,883,609            --     107,050,693
 Repurchase
  Agreements        59,133,328                                                                                            59,133,328
 FHLB Advances              --     11,000,000      3,000,000            --            --            --            --      14,000,000
 Subordinated
  Debt               5,000,000             --             --            --            --            --            --       5,000,000
 Company
  obligated                 --             --             --            --            --    13,918,000            --      13,918,000
  mandatorily
  redeemable
  preferred
  capital
  securities of
  subsidiary
  trust holding
  solely the
  junior
  subordinated
  debentures of
  the parent
  company
                 -------------------------------------------------------------------------------------------------------------------
Total Interest
 Bearing
 Liabilities     $ 671,652,779  $  84,709,318  $  38,636,028  $ 22,738,781  $ 31,131,984  $118,376,515   $  (110,444) $  967,134,961

Non-Interest
 Bearing
 Liabilities                                                                                               7,512,043       7,512,043

Equity                                                                                                    59,784,831      59,784,831
                 -------------------------------------------------------------------------------------------------------------------
Total
 Liabilities &
 Shareholders'
 Equity          $ 671,652,779  $  84,709,318  $  38,636,028  $ 22,738,781  $ 31,131,984  $118,376,515   $67,186,430  $1,034,431,835
                 ===================================================================================================================

Interest
 Sensitivy Gap
 per Period      $(100,312,806) $ (47,770,972) $  34,969,054  $ 45,507,127  $ 79,310,325  $(13,378,859)  $ 1,676,131

Cumulative
 Interest
 Sensitivity
 Gap             $(100,312,806) $(148,083,778) $(113,114,724) $(67,607,597) $ 11,702,728  $ (1,676,131)  $         0

Interest
 Sensitivity Gap
 as a Percentage
 of Earning
 Assets                 -10.30%         -4.90%          3.59%         4.67%         8.14%        -1.37%         0.17%

Cumulative
 Sensitivity Gap
 as a Percentage
 of Earning
 Assets                 -10.30%        -15.20%        -11.61%        -6.94%         1.20%        -0.17%         0.00%


Of the $57,140,850 Jumbo CDs maturing in 0 - 180 days, $38,581,841 will mature in three months or less.

Contractual Obligations

     The following table presents, as of December 31, 2006, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced notes to the Consolidated Financial Statements under Item 8 of this report.

                                                                             Payments Due In
                                           ------------------------------------------------------------------------------------
                                             Note         One Year        One to          Three to          Over
          (In Thousands)                   Reference      or Less       Three Years      Five Years      Five Years      Total
-------------------------------------------------------------------------------------------------------------------------------
Deposits without a stated maturity(a)             10     $ 687,268       $     --          $    --        $    --     $ 687,268
Consumer certificates of deposits (a)             10       155,048         23,711            3,898          5,159       187,816
FHLB advances(a)                                  11        11,000          3,000               --             --        14,000
Security repurchase agreements(a)                 11        59,133             --               --             --        59,133
Long-term debt (a)                             4, 11            --             --               --         18,918        18,918
Operating leases                                   8           324            614              325            996         2,259
-------------------------------------------------------------------------------------------------------------------------------

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

     Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses and the valuation of the mortgage servicing asset to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.


Mortgage Servicing Assets
-------------------------

     Mortgage servicing rights are recognized as separate assets when rights are acquired through sale of mortgage loans. Capitalized servicing rights are reported in other assets and are amortized and netted against mortgage banking income in proportion to, and over the period of, the estimated future servicing income of the underlying financial assets. Mortgage servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as loan type, interest rates, maturities, and other terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Estimates of fair value include assumptions about loan prepayment speeds, servicing costs and revenues, interest rates, and other factors which may change over time. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the cost of the rights for each stratum.


Derivative Instruments and Hedging Activities
---------------------------------------------

     During the second quarter of 2004, the Corporation entered into a 3-year interest rate swap to mitigate the risk of adverse interest rate movements on the value of future cash flows related to its investment in overnight Federal Funds sold. Pursuant to FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding offset recorded in other comprehensive income within shareholders' equity, net of tax, to the extent the hedge is effective. See Note 6 Derivative Instruments and Hedging Activities in the Notes to the Consolidated Financial Statements under Item 8 of this report for further information.

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


Stock-Based Compensation
------------------------

     The Corporation has granted stock options to certain employees and directors. The stock options are for a fixed number of shares with an exercise price which approximates the fair value of shares at the date of grant, and upon exercised, the Corporation issues the shares out of common stock. Prior to January 1, 2006, the expense for director and employee compensation under stock option plans was based on Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25"), with expense reported only if options were granted with an exercise price below the market price on the grant date. Because the exercise price of the Corporation's director and employee stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized.

     On January 1, 2006, the Corporation adopted FASB Statement No. 123(R), Share Based Payment, ("FASB 123(R)") using the "modified prospective" transition method. The "modified prospective" method recognizes compensation costs beginning on January 1, 2006 (a) based on the requirements of FASB 123(R) for all share-based payments granted after that date and (b) based on the requirements of FASB Statement No. 123 for all awards granted to employees prior to that date that remain unvested prior to 2006.

     The following table illustrates the effect on net income and earnings per share of the Corporation had it applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, for stock-based compensation for the period ended December 31, 2005 and 2004.

                                                        2005           2004
                                                   ----------------------------

Net income, as reported                            $  6,262,526    $  5,681,049
Add: stock-based compensation expense, net of
related taxes                                           155,340         181,167
Less: total stock-based compensation expense
determined under fair-value-based method, net of
taxes                                                  (286,764)       (358,475)
                                                   ----------------------------
Pro forma net income                               $  6,131,102    $  5,503,741
                                                   ============================

Earnings per share:
Basic, as reported                                   $     2.72      $     2.47
Basic, pro forma                                     $     2.67      $     2.39

Diluted, as reported                                 $     2.62      $     2.37
Diluted, pro forma                                   $     2.57      $     2.30


         FASB 123(R) requires that cash flows resulting from the tax benefits of tax deductions in excess of recognized compensation expense be reported as financing cash flows, rather than as operating cash flows as required by APB 25. While total cash flow remains unchanged, this requirement reduces operating cash flows and increases net financing cash flows by the same amount in periods after adoption. The amount of operating cash flows recognized in prior periods for such excess tax deductions were $172,650 and $817,610 in 2005 and 2004. In 2006, the amount of financing cash flows recognized for such excess tax deductions was $481,824.

     In addition, the effects of adopting FASB 123(R) relating to earnings per share, are presented in the table below.

                        Effect of Adoption of FASB 123(R)

                                         Twelve months ended
                                          December 31, 2006
                                  --------------------------------
                                                Effect of Adopting
                                  As Reported      FASB 123(R)
                                  --------------------------------
     Income before tax            $ 10,485,725       $(551,157)
     Net Income                      7,062,225        (332,844)


     Basic earnings per share     $       3.07       $   (0.14)
     Diluted earnings per share   $       2.94       $   (0.13)


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

     The allowance for loan losses is allocated to each loan category based on specific loss allocation, management's estimate of expected losses based on the Bank's historical loss experience, and a qualitative analysis. Although the loan loss reserve is allocated by loan category, the entire allowance is available to cover any loan loss that may occur.

     The following table shows the dollar amount of the allowance for loan losses using management's estimate by loan category (in $000's):

                                         December 31,
                                         ------------
                         2006      2005      2004      2003      2002
                         ----      ----      ----      ----      ----
Commercial              $3,870    $4,204    $5,094    $6,519    $5,173
Construction               448       404       155        77        82
Commercial mortgage      1,529     1,319       618       261       437
Residential mortgage     2,165     1,758     1,108       639       906
Consumer                   410       586       745       318       391
Credit card                 73        74        11        63        61
Other                       18         1        65       153       177
                        ----------------------------------------------

                        $8,513    $8,346    $7,796    $8,030    $7,227
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

     Loans are placed on non-accrual status when significant doubt exists as to the collectibility of principal and interest. Interest continues to legally accrue on these non-accrual loans, but no income is recognized for financial statement purposes. Both principal and interest payments received on non-accrual loans are applied to the outstanding principal balance, until the remaining balance is considered collectible, at which time interest income may be recognized when received.

     The following table presents a summary of non-performing assets as of December 31, (in 000's):

                              2006                   2005                   2004                  2003                   2002
                              ----                   ----                   ----                  ----                   ----
                                    % of                   % of                   % of                   % of                  % of
                       Amount      Total     Amount       Total     Amount       Total     Amount       Total     Amount      Total
                     --------------------  ---------------------  ---------------------  ---------------------  --------------------
Non-Accrual Loans
Commercial            $ 4,754      66.5%    $ 1,055       28.9%    $ 1,800       57.7%    $ 4,063       83.4%    $ 1,605      49.7%
Construction                -       0.0%          -        0.0%          -        0.0%          -        0.0%          -       0.0%
Commercial mortgage     1,220      17.1%        629       17.2%          -        0.0%          -        0.0%          -       0.0%
Residential mortgage    1,039      14.5%      1,777       48.8%        815       26.1%        808       16.6%      1,624      50.3%
Consumer                  139       1.9%        187        5.1%          -        0.0%          -        0.0%          -       0.0%
Credit card                 -       0.0%          -        0.0%          -        0.0%          -        0.0%          -       0.0%
Other                       -       0.0%          -        0.0%        504       16.2%          -        0.0%          -       0.0%

                     --------------------  ---------------------  ---------------------  ---------------------  --------------------
    Total             $ 7,152     100.0%    $ 3,648      100.0%    $ 3,119      100.0%    $ 4,871      100.0%    $ 3,229     100.0%
                     ====================  =====================  =====================  =====================  ====================


Loans 90 days past
due - still accruing  $    33               $    --                $    73                $   517                $     9


Restructured due to
troubled conditions
of the borrower       $    --               $    --                $    --                $    --                $ 2,902

     The following table presents a summary of non-performing loans as of December 31:

                                                               2006      2005      2004      2003       2002
                                                               ----      ----      ----      ----       ----
Loan Type
Commercial
       # of loans                                                  10        15        14        28          11
       Interest income recognized                            $206,131  $ 57,110  $ 73,795  $112,102  $  111,591
       Additional interest income if loan had been accruing  $147,995  $165,475  $101,190  $168,426  $   54,952


Consumer
       # of loans                                                   2         3         3        --          --
       Interest income recognized                            $     --  $    382  $ 20,155  $     --  $       --
       Additional interest income if loan had been accruing  $ 21,276  $ 22,461  $ 36,531  $     --  $       --


Residential mortgage loans
       # of loans                                                  23        20        15        13          12
       Interest income recognized                            $ 12,059  $ 52,430  $  8,737  $ 42,539  $   18,650
       Additional interest income if loan had been accruing  $ 80,425  $ 73,499  $ 68,942  $ 22,527  $   34,598


Credit cards
       # of loans                                                  --        --        --        --          --
       Interest income recognized                            $     --  $     --  $     --  $     --  $       --
       Additional interest income if loan had been accruing  $     --  $     --  $     --  $     --  $       --

Restructured loans                                           $     --  $     --  $     --  $     --  $2,901,600

Capital Resources

     The Corporation's only source of capital since commencing operations has been from issuance of common stock, results of operations, issuance of long term debt to a non-affiliated third party, and the issuance of junior subordinated debentures.

     The Corporation maintains a Revolving Credit Agreement with Harris Trust and Savings Bank in the amount of $5,000,000, that will mature September 30, 2007. The outstanding balance at December 31, 2006 was $0.

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

     There are many different interest rate options available. Each floating rate option is available for a fixed term of 1-3 months. The Bank is currently paying adjusted 3-month LIBOR plus 2.0% which equates to 7.37% at December 31, 2006. Interest payments are due at the expiration of the fixed term option.

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

     The Bank has incurred indebtedness pursuant to FHLB advances as follows:

                2006                                  2005                                 2004
-------------------------------------  ------------------------------------  ------------------------------------
   Amount          Rate    Maturity      Amount          Rate    Maturity      Amount         Rate     Maturity
-------------------------------------  ------------------------------------  ------------------------------------
 $ 8,000,000       4.19%  07/24/2007   $ 5,000,000       5.43%  03/16/2006   $ 5,000,000      5.14%   08/01/2005
   3,000,000       5.57%  08/13/2007     5,000,000       5.32%  05/08/2006     3,000,000      5.39%   10/03/2005
   3,000,000       5.55%  10/02/2008     8,000,000       4.19%  07/24/2007     5,000,000      5.43%   03/16/2006
                                         3,000,000       5.57%  08/13/2007     5,000,000      5.32%   05/08/2006
                                         3,000,000       5.55%  10/02/2008     8,000,000      4.19%   07/24/2007
                                                                               3,000,000      5.57%   08/13/2007
                                                                               3,000,000      5.55%   10/02/2008
------------                           -----------                           -----------
$ 14,000,000                           $24,000,000                           $32,000,000
============                           ===========                           ===========


     During 2006, the maximum amount outstanding at any month-end during the year for FHLB Advances was $29,000,000. The Bank may add indebtedness of this nature in the future if determined to be in the best interest of the Bank.

     Security repurchase agreements are short-term borrowings that generally mature within one to three days from the transaction date. At December 31, 2006 and 2005 the weighted average interest rate on these borrowings was 3.96% and 2.51%, respectively. During 2006, the maximum amount outstanding at any month-end during the year was $75,951,957. Due to the fact that security repurchase agreements are a sweep product used by our corporate clients, there is not a large volatility in the average balances. There is a core deposit base. Balances in excess of this core deposit base are generally invested in overnight Federal Funds sold. Thus, our liquidity is not materially affected.


     Capital for the Bank is above well-capitalized regulatory requirements at December 31, 2006. Pertinent capital ratios for the Bank as of December 31, 2006 are as follows:

                                                          Well       Adequately
                                       Actual      Capitalized      Capitalized
                                       ------      -----------      -----------
Tier 1 risk-based capital ratio          9.0%             6.0%             4.0%

Total risk-based capital ratio          10.7%            10.0%             8.0%

Leverage ratio                           7.1%             5.0%             4.0%


     Dividends from the Bank to the Corporation may not exceed the net undivided profits of the Bank (included in consolidated retained earnings) for the current calendar year and the two previous calendar years without prior approval of the OCC. In addition, Federal banking laws limit the amount of loans the Bank may make to the Corporation, subject to certain collateral requirements. No loans were made during 2006 or 2005 by the Bank to the Corporation. A dividend of $1,300,000 was declared and made during 2006 and 2005 by the Bank to the Corporation.

     In January 2003, the Board of Directors of the Corporation authorized a common stock repurchase program entitled "Program One" which covers employees and directors and was set to expire on December 31, 2005 unless terminated earlier by the Board. However, during the fourth quarter of 2005, the Board of Directors of the Corporation authorized the effective date to be extended until December 31, 2008 unless terminated earlier by the Board of Directors and authorized an additional $1,900,000 to be allocated to Program One. Under Program One, the Corporation may spend up to $7,400,000 in individually negotiated transactions to repurchase its shares from employees and directors who wish to sell. The repurchase program may be suspended or discontinued at any time if management determines that additional purchases are not warranted or if the cost of the repurchase program reaches $7,400,000.

     The amount and timing of shares repurchased under the repurchase program, as well as the specific price, will be determined by management after considering market conditions, company performance and other factors.

     At December 31, 2006, the remaining authority under Program One was approximately $1,536,186.

     In January 2003, the Board of the Corporation authorized a separate common stock repurchase program entitled "Program Two" which covers all other shareholders and was set to expire at December 31, 2005, however, during the fourth quarter of 2005, the Board of the Corporation authorized the effective date to be extended until December 31, 2008 unless terminated earlier by the Board and authorized an additional $2,600,000 to be allocated to Program Two. Under Program Two, the Corporation may spend up to $10,200,000 in individually negotiated transactions to repurchase its shares from shareholders who wish to sell. The repurchase program may be suspended or discontinued at any time if management determines that additional purchases are not warranted or if the cost of the repurchase program reaches $10,200,000.

     The amount and timing of shares repurchased under the repurchase program, as well as the specific price, will be determined by management after considering market conditions, company performance and other factors.

     At December 31, 2006, the remaining authority under Program Two was approximately $3,629,903.


Recent Accounting Pronouncements and Developments

     Note 2 to the Consolidated Financial Statements under Item 8 discusses new accounting policies adopted by the Corporation during 2006 and the expected impact of accounting policies. Note 2 also discusses recently issued or proposed new accounting policies but not yet required to be adopted and the impact of the accounting policies if known. To the extent the adoption of new accounting standards materially affects financial conditions; results of operations, or liquidity, the impacts if known are discussed in the applicable section(s) of notes to consolidated financial statements.


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

     In addition, the banking industry in general is subject to various monetary and fiscal policies and regulations, which include those determined by the Federal Reserve Board, the OCC, and the Federal Deposit Insurance Corporation ("FDIC"), whose policies and regulations could affect our results. Other factors that may cause actual results to differ from the forward-looking statements include the following: competition with other local, regional and international banks, thrifts, credit unions and other non-bank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, investment companies and insurance companies, as well as other entities which offer financial services, located both within and outside the United States and through alternative delivery channels such as the World Wide Web; interest rate, market and monetary fluctuations; inflation; market volatility; general economic conditions and economic conditions in the geographic regions and industries in which we operate; introduction and acceptance of new banking-related products, services and enhancements; fee pricing strategies, mergers and acquisitions and our ability to manage these and other risks.

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

     Interest rate risk is monitored through earnings simulation modeling. The earnings simulation model projects changes in net interest income caused by the effect of changes in interest rates. The model requires management to make assumptions about how the balance sheet is likely to behave through time in different interest rate environments. Loan and deposit balances remain static and maturities reprice at the current market rate. The investment portfolio maturities and prepayments are assumed to be reinvested in similar instruments. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds. Non-maturity deposit pricing is modeled on historical patterns. The Corporation performs a 200 basis point upward and downward interest rate shock to determine whether there would be an adverse impact on its annual net interest income and that it is within the established policy limits. The earnings simulation model as of December 31, 2006 projects an approximate decrease of 2.9% in net interest income in a 200 basis point downward interest rate shock and an approximate increase of .50% in net interest income in a 200 basis point upward interest rate shock. As of December 31, 2005, the earnings simulation model projected an approximate decrease of 10.4% in net interest income in a 200 basis point downward interest rate shock and an approximate increase of 1.7% in net interest income in a 200 basis point upward interest rate shock. The upward and downward change is well within the policy limits established by the ALCO policy for the period ending December 31, 2006 and 2005, respectively.

     During 2006, the interest rate position of the Corporation was liability sensitive, meaning net income should decrease as rates rise and increase as rates fall. Due to the mix and timing of the repricing of the Corporation's assets and liabilities, interest income is not materially impacted whether rates increase or decrease in a 200 basis point interest rate shock. See further discussion on interest rate sensitivity on page 32.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------



             Report of Independent Registered Public Accounting Firm


The Board of Directors and Shareholders of
The National Bank of Indianapolis Corporation


We have audited the accompanying consolidated balance sheets of The National Bank of Indianapolis Corporation and subsidiary (the Corporation) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Corporation's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The National Bank of Indianapolis Corporation and subsidiary at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in 2006 the Corporation changed its method of accounting for stock options in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.



Indianapolis, Indiana                        /s/ Ernst & Young LLP
March 8, 2007

                  The National Bank of Indianapolis Corporation

                           Consolidated Balance Sheets

                                                                                             December 31
                                                                                      2006                2005
                                                                            ---------------------------------------
Assets
Cash and due from banks                                                         $    71,227,890      $  32,223,665
Reverse repurchase agreements                                                         1,000,000          5,000,000
Federal funds sold                                                                   39,648,321         33,214,446

Available-for-sale securities                                                        60,790,222         70,002,125
Held-to-maturity securities (Fair value of $85,279,591
and $82,066,056 at December 31, 2006 and 2005)                                       86,197,233         83,732,666
                                                                            ---------------------------------------
Total investment securities                                                         146,987,455        153,734,791

Loans                                                                               744,537,934        684,487,802
Less allowance for loan losses                                                       (8,513,098)        (8,346,390)
                                                                            ---------------------------------------
Net loans                                                                           736,024,836        676,141,412
Premises and equipment                                                               12,066,888         11,872,396
Accrued interest receivable                                                           5,477,689          4,602,045
Federal Reserve and FHLB stock                                                        3,149,900          3,735,800
Other assets                                                                         18,848,856          7,937,299
                                                                            ---------------------------------------
Total assets                                                                    $ 1,034,431,835      $ 928,461,854
                                                                            =======================================

Liabilities and shareholders' equity
Deposits:
Noninterest-bearing demand deposits                                             $   181,953,564      $ 171,857,446
Money market and savings deposits                                                   505,314,281        465,220,257
Time deposits over $100,000                                                         107,050,693         66,209,839
Other time deposits                                                                  80,765,095         71,028,173
                                                                            ---------------------------------------
Total deposits                                                                      875,083,633        774,315,715
Security repurchase agreements                                                       59,133,328         53,556,402
FHLB advances                                                                        14,000,000         24,000,000
Subordinated debt                                                                     5,000,000          5,000,000
Junior subordinated debentures owed to unconsolidated subsidiary trust               13,918,000         13,918,000
Other liabilities                                                                     7,512,043          6,089,215
                                                                            ---------------------------------------
Total liabilities                                                                   974,647,004        876,879,332

Shareholders' equity:
Common stock, no par value:
Authorized shares; 2006 and 2005 - 3,000,000 shares; issued 2,677,870 in 2006 and 2,657,802 in 2005;
outstanding 2,310,486 in 2006 and 2,333,406 in 2005                                  17,801,380         19,549,673
Unearned compensation                                                                        --           (357,507)
Additional paid-in capital                                                            5,826,532          4,009,263
Retained earnings                                                                    36,689,902         29,627,677
Accumulated other comprehensive loss                                                   (532,983)        (1,246,584)
                                                                            ---------------------------------------
Total shareholders' equity                                                           59,784,831         51,582,522
                                                                            ---------------------------------------
Total liabilities and shareholders' equity                                      $ 1,034,431,835      $ 928,461,854
                                                                            =======================================

See accompanying notes.

                  The National Bank of Indianapolis Corporation

                        Consolidated Statements of Income

                                                                           Year Ended December 31
                                                                  2006              2005               2004
                                                           --------------------------------------------------------
Interest income:
Interest and fees on loans                                       $ 52,723,884      $ 43,255,856       $ 33,305,992
Interest on investment securities                                   6,690,081         6,154,277          4,402,788
Interest on federal funds sold                                      1,848,871         1,291,306            725,134
Interest on reverse repurchase agreements                             112,375           145,668             89,643
                                                           --------------------------------------------------------
Total interest income                                              61,375,211        50,847,107         38,523,557

Interest expense:
Interest on deposits                                               24,542,555        16,109,423          8,974,585
Interest on security repurchase agreements                          2,128,130         1,527,886            570,295
Interest on FHLB advances and overnight borrowings                  1,027,733         1,497,247          1,775,010
Interest on long-term debt                                          1,866,100         1,771,259          1,642,416
                                                           --------------------------------------------------------
Total interest expense                                             29,564,518        20,905,815         12,962,306
                                                           --------------------------------------------------------
Net interest income                                                31,810,693        29,941,292         25,561,251

Provision for loan losses                                           1,086,000         2,085,000          1,320,000
                                                           --------------------------------------------------------
Net interest income after provision for loan losses                30,724,693        27,856,292         24,241,251

Other operating income:
Wealth management fees                                              3,715,964         3,096,847          2,464,266
Service charges and fees on deposit accounts                        1,712,924         1,833,825          2,130,994
Rental income                                                         451,473           449,715            485,241
Mortgage banking income                                               331,866           313,588            563,901
Interchange income                                                    792,839           670,725            594,093
Losses on sale of securities, net                                           -                 -            (83,739)
Other income                                                        1,354,460         1,096,173          1,033,031
                                                           --------------------------------------------------------
Total other operating income                                        8,359,526         7,460,873          7,187,787

Other operating expenses:
Salaries, wages, and employee benefits                             18,010,560        15,283,832         14,132,773
Occupancy                                                           1,735,164         1,704,720          1,390,658
Furniture and equipment                                             1,181,583           898,355            804,492
Professional services                                               1,447,479         1,424,921          1,169,109
Data processing                                                     1,678,083         1,571,855          1,439,248
Business development                                                1,176,403         1,071,823            898,072
Other                                                               3,369,222         3,220,817          2,778,639
                                                           --------------------------------------------------------
Total other operating expenses                                     28,598,494        25,176,323         22,612,991
                                                           --------------------------------------------------------
Income before tax                                                  10,485,725        10,140,842          8,816,047
Federal and state income tax                                        3,423,500         3,878,316          3,134,998
                                                           --------------------------------------------------------
Net income                                                       $  7,062,225      $  6,262,526       $  5,681,049
                                                           ========================================================

Basic earnings per share                                                $3.07             $2.72              $2.47
                                                           ========================================================

Diluted earnings per share                                              $2.94             $2.62              $2.37
                                                           ========================================================

See accompanying notes.

                  The National Bank of Indianapolis Corporation

                 Consolidated Statements of Shareholders' Equity

                                                                                                   Accumulated
                                                                         Additional                   Other
                                                 Common       Unearned     Paid-In      Retained   Comprehensive
                                                 Stock      Compensation   Capital      Earnings   Income (Loss)      Total
                                              --------------------------------------------------------------------------------
Balance at December 31, 2003                  $ 22,858,900   $(894,679)  $ 3,019,003   $17,684,102  $    11,078   $ 42,678,404

Comprehensive income:
 Net income                                             --          --            --     5,681,049           --      5,681,049
 Other comprehensive income:
  Net unrealized loss on
   investments, net of tax
   of $270,524                                          --          --            --            --     (412,445)      (412,445)
 Net unrealized loss on
   swap, net of tax
   of $149,648                                          --          --            --            --     (228,156)      (228,156)
                                                                                                                   -----------
Total comprehensive income                                                                                           5,040,448

Income tax benefit from exercise of
 options                                                --          --       817,610            --           --        817,610
Issuance of 111,366 shares of common stock
 under stock-based compensation plans            1,516,423     (29,859)           --            --           --      1,486,564
Repurchase of 114,421 shares of common stock    (3,779,334)         --            --            --           --     (3,779,334)
Compensation earned                                     --     299,995            --            --           --        299,995
                                              --------------------------------------------------------------------------------
Balance at December 31, 2004                    20,595,989    (624,543)    3,836,613    23,365,151     (629,523)    46,543,687

Comprehensive income:
 Net income                                             --          --            --     6,262,526           --      6,262,526
 Other comprehensive income:
  Net unrealized loss on
   investments, net of tax
   of $341,714                                          --          --            --            --     (520,982)      (520,982)
  Net unrealized loss on
   swap, net of tax
   of $63,019                                           --          --            --            --      (96,079)       (96,079)
                                                                                                                   -----------
Total comprehensive income                                                                                           5,645,465

Income tax benefit from exercise of
 options                                                --          --       172,650            --           --        172,650
Issuance of 29,305 shares of common stock
 under stock-based compensation plans              646,906       9,809            --            --           --        656,715
Repurchase of 45,073 shares of common stock     (1,693,222)         --            --            --           --     (1,693,222)
Compensation earned                                     --     257,227            --            --           --        257,227
                                              --------------------------------------------------------------------------------
Balance at December 31, 2005                    19,549,673    (357,507)    4,009,263    29,627,677   (1,246,584)    51,582,522

Comprehensive income:
 Net income                                             --          --            --     7,062,225           --      7,062,225
 Other comprehensive income:
  Net unrealized gain on
   investments, net of tax
   of $319,077                                          --          --            --            --      486,470        486,470
  Net unrealized gain on
   swap, net of tax
   of $148,976                                          --          --            --            --      227,131        227,131
                                                                                                                   -----------
Total comprehensive income                                                                                           7,775,826

Income tax benefit from exercise of
 options                                                --          --       481,824            --           --        481,824
Issuance of 61,768 shares of common stock
 under stock-based compensation plans            1,360,600          --      (250,750)           --           --      1,109,850
Repurchase of 42,989 shares of common stock     (1,936,368)         --            --            --           --     (1,936,368)
Compensation earned                                     --          --       771,177            --           --        771,177
Adoption of FASB 123(R) reversal of (41,700)
 shares of unvested restricted common stock     (1,172,525)    357,507       815,018            --           --             --
                                              --------------------------------------------------------------------------------
Balance at December 31, 2006                  $ 17,801,380   $      --   $ 5,826,532   $36,689,902  $  (532,983)  $ 59,784,831
                                              ================================================================================

See accompanying notes.

                  The National Bank of Indianapolis Corporation

                      Consolidated Statements of Cash Flows

                                                                              Year Ended December 31
                                                                       2006           2005            2004
                                                                  --------------------------------------------
Operating activities
Net income                                                        $   7,062,225   $  6,262,526   $   5,681,049
Adjustments to reconcile net income to net
  cash provided by operating activities:
Provision for loan losses                                             1,086,000      2,085,000       1,320,000
    Proceeds from sale of loans held for sale                        16,233,576     18,372,384      32,995,345
    Origination of loans held for sale                              (13,734,219)   (10,300,026)    (19,180,719)
    Depreciation and amortization                                     1,645,031      1,413,527       1,281,526
    Mortgage servicing rights impairment recoveries                    (123,090)      (167,918)       (256,140)
    Loss on sale of investment securities available-for-sale                 --             --          83,739
    Gain on sale of loans                                              (156,583)       (82,493)       (157,145)
    Gain on disposal of premises and equipment                               --        (23,100)         (2,150)
    Income tax benefit from exercise of options (APB 25)                     --        172,650         817,610
    Stock compensation                                                   99,786         99,793          99,990
    Net accretion/amortization of discounts and premiums
      on investments                                                    271,763        314,501         294,755
    Unearned compensation amortization                                       --        257,227         299,995
    Compensation expense related to restricted stock and options        771,177             --              --
    (Increase) decrease in:
      Accrued interest receivable                                      (875,644)      (601,307)       (497,337)
      Other assets                                                  (11,146,741)      (596,426)     (1,355,428)
    Increase in other liabilities                                     1,422,828        230,794       2,950,137
                                                                  --------------------------------------------
Net cash provided by operating activities                             2,556,109     17,437,132      24,375,227

Investing activities
Net change in federal funds sold                                     (6,433,875)    (1,447,663)    (11,264,397)
Net change in reverse repurchase agreements                           4,000,000             --      10,000,000
Proceeds from maturities of investment
  securities held-to-maturity                                         8,375,465      1,921,232       1,165,586
Proceeds from maturities of investment
  securities available-for-sale                                      11,518,393     42,527,411      24,186,692
Proceeds from sales of investment securities available-for-sale              --             --      19,952,500
Purchases of investment securities held-to-maturity                 (10,548,243)   (30,311,560)    (51,426,350)
Purchases of investment securities available-for-sale                (1,478,594)   (20,986,074)    (21,491,649)
Net increase in loans                                               (63,312,198)   (37,559,511)    (74,601,099)
Purchases of premises and equipment                                  (1,573,196)    (3,324,070)     (1,562,075)
                                                                  --------------------------------------------
Net cash used in investing activities                               (59,452,248)   (49,180,235)   (105,040,792)

Financing activities
Net increase in deposits                                            100,767,918     80,884,670      55,893,965
Net change in security repurchase agreements                          5,576,926    (30,606,224)     12,605,580
Net change in FHLB advances                                         (10,000,000)    (8,000,000)    (10,000,000)
Proceeds from issuance of long-term debt                                     --             --       3,000,000
Repurchase of stock                                                  (1,936,368)    (1,693,222)     (3,779,334)
Income tax benefit from exercise of options (FASB 123(R))               481,824             --              --
Proceeds from issuance of stock                                       1,010,064        556,922       1,386,574
                                                                  --------------------------------------------
Net cash provided by financing activities                            95,900,364     41,142,146      59,106,785
                                                                  --------------------------------------------

Increase (decrease) in cash and cash equivalents                     39,004,225      9,399,043     (21,558,780)
Cash and cash equivalents at beginning of year                       32,223,665     22,824,622      44,383,402
                                                                  --------------------------------------------
Cash and cash equivalents at end of year                          $  71,227,890   $ 32,223,665   $  22,824,622
                                                                  ============================================

Interest paid                                                     $  28,639,659   $ 20,394,928   $  12,959,914
                                                                  ============================================
Income taxes paid                                                 $   4,137,770   $  4,293,994   $   1,368,989
                                                                  ============================================

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

The consolidated financial statements are prepared in accordance with United States generally accepted accounting principals (GAAP) and include the accounts of the Corporation and the Bank. In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46(R), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN
46), the Corporation does not consolidate the Trust in its financial statements. See Note 4, "Trust Preferred Securities" in the notes to the consolidated financial statements of this report for further information. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and interest-bearing deposits. Interest-bearing deposits are available on demand.

Investment Securities

Investments in debt securities are classified as held-to-maturity or available-for-sale. Management determines the appropriate classification of the securities at the time of purchase based on a policy approved by the Board of Directors.

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

The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts on the constant effective yield method to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization is included in interest income from investments. Interest and dividends are included in interest income from investments. Realized gains and losses, and declines in market value judged to be other-than-temporary, are included in losses on sale of securities, net. The cost of securities sold is based on the specific identification method.

Loans

Interest income on commercial, mortgage, and consumer loans is accrued on the principal amount of such loans outstanding and is recognized when earned. Loans are placed on nonaccrual status when significant doubt exists as to the collectibility of principal or interest. Interest continues to legally accrue on these non-accrual loans, but no income is recognized for financial statement purposes. Both principal and interest payments received on non-accrual loans are applied to the outstanding principal balance, until the remaining balance is considered collectible, at which time interest income may be recognized when received.

Loan origination fees and certain direct origination costs are deferred and are amortized over the life of the loan.

The Corporation periodically sells residential mortgage loans it originates based on the overall loan demand of the Corporation and outstanding balances of the residential mortgage portfolio. Loans held for sale are carried at the lower of cost or market, determined on an aggregate basis. Gains from the sale of these loans into the secondary market are included in mortgage banking income.

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

The allowance for loan losses is allocated to each loan category based on specific allocations assigned to classified loans, allocations assigned to pools of loans with similar risk characteristics, three-year historical loss percentages assigned to the pass portion of the portfolio, and qualitative factors. The allowance for loan losses allocated to classified loans is based on cash flows using the loan's initial effective interest rate or the fair value of the collateral less costs to sell for collateral dependent loans. The qualitative factors include: level of and trends in delinquencies and impaired loans; level of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; experience, ability, and depth of lending department; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. Although the allowance for loan losses is allocated by loan category, the entire allowance is available to cover any loan loss that may occur.

Mortgage Servicing Rights

Mortgage servicing rights are recognized as separate assets when rights are acquired through sale of mortgage loans. Capitalized servicing rights are reported in other assets and are amortized and netted against mortgage banking income in proportion to, and over the period of, the estimated future servicing income of the underlying financial assets. Mortgage servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as loan type, interest rates, maturities, and other terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Estimates of fair value include assumptions about loan prepayment speeds, servicing costs and revenues, interest rates, and other factors which may change over time. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the cost of the rights for each stratum. Mortgage servicing rights are also evaluated for other-than-temporary impairment. Other-than-temporary impairment exists when the recoverability of the valuation allowance is determined to be remote taking into consideration historical and projected interest rates and loan pay-off activity. When this situation occurs, the unrecoverable portion of the valuation allowance is applied as a direct write-down to the carrying value of the mortgage servicing rights. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the mortgage servicing rights and the valuation allowances, precluding subsequent recoveries.

Derivative Instruments and Hedging Activities

During the second quarter of 2004, the Corporation entered into a three-year interest rate swap to mitigate the risk of adverse interest rate movements on the value of future cash flows related to its investment in overnight federal funds sold. Pursuant to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (FASB No. 133), cash flow hedges are accounted for by recording the fair value of the derivative instrument on the consolidated balance sheets as either an asset or liability, with a corresponding offset recorded in other comprehensive income within shareholders' equity, net of tax, to the extent effective. See Note 6, "Derivative Instruments and Hedging Activities" in the notes to consolidated financial statements of this report for further information.

Under the cash flow hedge accounting method, derivative gains and losses not effective in hedging the change in expected cash flows of the hedged item are recognized immediately in the consolidated income statements. At the hedge's inception and quarterly thereafter, a formal assessment is performed to determine whether changes in cash flows of the derivative instrument have been highly effective in offsetting changes in the cash flows of the hedged item and whether they are expected to be highly effective in the future. If it is determined a derivative instrument has not been, or will not continue to be, highly effective as a hedge, hedge accounting is discontinued.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation computed by the straight-line method over their useful lives or, for leasehold improvements, the shorter of the remaining lease term or useful life of the asset. Maintenance and repairs are charged to operating expense when incurred, while improvements that extend the useful life of the assets are capitalized and depreciated over the estimated remaining life.

Comprehensive Income

Comprehensive income is defined as net income plus other comprehensive income, which, under existing accounting standards, includes unrealized gains and losses on available-for-sale debt securities and unrealized gains or losses on interest rate swaps utilized in an effective cash flow hedge program. Comprehensive income is reported by the Corporation in the consolidated statements of shareholders' equity.

Earnings Per Share

Basic earnings per share is computed by dividing net income applicable to common shareholders by the weighted-average number of shares of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income applicable to common shareholders by the sum of the weighted-average number of shares and the potentially dilutive shares that could be issued through stock award programs or convertible securities.

Fair Values of Financial Instruments

The fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment concerning several factors, especially in the absence of broad markets for particular items.

Stock-Based Compensation

The Corporation has granted stock options to certain employees and directors. The stock options are for a fixed number of shares with an exercise price which approximates the fair value of shares at the date of grant, and, upon exercised, the Corporation issues the shares out of common stock. Prior to January 1, 2006, the expense for director and employee compensation under stock option plans was based on Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), with expense reported only if options were granted with an exercise price below the market price on the grant date. Because the exercise price of the Corporation's director and employee stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized prior to January 1, 2006.

On January 1, 2006, the Corporation adopted FASB Statement No. 123(R)'s, Share-Based Payment (FASB No. 123(R)), using the "modified prospective" transition method. FASB No. 123(R) requires that stock based compensation to employees be recognized as compensation cost in the income statement based on their fair value on measurement date, which for the Corporation is the date of grant. The modified prospective method recognizes compensation costs beginning on January 1, 2006: (a) based on the requirements of FASB No. 123(R) for all share-based payments granted after that date and (b) based on the requirements of FASB Statement No. 123, Accounting for Stock-Based Compensation (FASB No.
123), for all awards granted to employees prior to that date that remain unvested prior to 2006. The following table illustrates the effect on net income and earnings per share of the Corporation had it applied the fair value recognition provisions of FASB No. 123, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123 (FASB No. 148), for stock-based compensation for the period ended December 31, 2005 and 2004.

                                                      2005         2004
                                                  ------------------------

     Net income, as reported                      $ 6,262,526  $ 5,681,049
     Add stock-based compensation expense,
       net of related taxes                           155,340      181,167
     Less total stock-based compensation expense
       determined under fair-value-based method,
       net of taxes                                  (286,764)    (358,475)
                                                  ------------------------
     Pro forma net income                         $ 6,131,102  $ 5,503,741
                                                  ========================

     Earnings per share:
       Basic, as reported                         $      2.72  $      2.47
       Basic, pro forma                           $      2.67  $      2.39

       Diluted, as reported                       $      2.62  $      2.37
       Diluted, pro forma                         $      2.57  $      2.30

FASB No. 123(R) requires that cash flows resulting from the tax benefits of tax deductions in excess of recognized compensation expense be reported as financing cash flows, rather than as operating cash flows as required by APB 25. While total cash flow remains unchanged, this requirement reduces operating cash flows and increases net financing cash flows by the same amount in periods after adoption. The amount of operating cash flows recognized in prior periods for such excess tax deductions was $172,650 and $817,610 in 2005 and 2004, respectively. In 2006, the amount of financing cash flows recognized for such excess tax deductions was $481,824.

In addition, the effects of adopting FASB No. 123(R), relating to earnings per share, are presented in the table below.

Effect of Adoption of FASB No. 123(R)

                                        Twelve Months Ended
                                         December 31, 2006
                                  -------------------------------
                                               Effect of Adopting
                                   As Reported   FASB No. 123(R)
                                  -------------------------------
     Income before tax             $10,485,725     $(551,157)
     Net income                      7,062,225      (332,844)

     Basic earnings per share      $      3.07     $   (0.14)
     Diluted earnings per share    $      2.94     $   (0.13)


Reportable Segments

The Corporation has determined that it has one reportable segment, banking services. The Bank provides a full range of deposit, credit, and money management services to its target markets, which are small to medium size businesses, affluent executive and professional individuals, and not-for-profit organizations in the Indianapolis Metropolitan Statistical Area, Indiana.

Income Taxes

The Corporation and the Bank file a consolidated federal income tax return. The provision for income taxes is based upon income in the financial statements, rather than amounts reported on the Corporation's income tax return.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled.

Securities Purchased Under Resale Agreements and Securities Sold Under Repurchase Agreements

Securities purchased under resale agreements and securities sold under repurchase agreements are generally treated as collateralized financing transactions and are recorded at the amount at which the securities were acquired or sold plus accrued interest. Securities, generally U.S. government and Federal agency securities, pledged as collateral under these financing arrangements cannot be sold by the secured party. The fair value of collateral either received from or provided to a third party is monitored and additional collateral is obtained or requested to be returned as deemed appropriate.

Reclassifications

Certain amounts in the 2005 and 2004 consolidated financial statements have been reclassified to conform with the 2006 presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. New Accounting Pronouncements

On December 15, 2006 the Securities and Exchange Commission ("SEC") extended the compliance dates regarding its internal controls over financial reporting requirements for companies that are not "accelerated filers," as defined. Under the new compliance schedule, a company that is not an accelerated filer will be required to provide management's report on the effectiveness of internal control over financial reporting after its first fiscal year ending on or after December 15, 2007. The auditors' attestation report on internal controls over financial reporting will be required after the first fiscal year ending on or after December 15, 2008.

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments (FASB No. 155), an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FASB No. 140). FASB No. 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (FASB No. 133). FASB No. 133 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. Additionally, FASB No. 155 amends FASB No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FASB No. 155 is effective for the Corporation on January 1, 2007, and is not expected to have a significant impact on the Corporation's financial statements.

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets (FASB No. 156), an amendment of FASB No. 140. FASB No. 156 requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of FASB No. 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. FASB No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. Earlier adoption was permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements for any period of that fiscal year. Management will adopt FASB No. 156 on January 1, 2007, and does not expect the adoption to have a significant impact on the Corporation's financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation provides guidance on a threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 is effective for the Corporation on January 1, 2007. Management does not expect the adoption of FIN 48 to have a significant impact on the Corporation's financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (FASB No. 157). FASB No. 157 defines fair value, establishes a framework for measuring fair value in Generally Accepted Accounting Principles (GAAP), and expands disclosures about fair value measurements. Prior to FASB No. 157, there were different definitions of fair value with limited guidance for applying those definitions in GAAP; additionally, the issuance for applying fair value was dispersed among many accounting pronouncements that require fair value measurement. FASB No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged provided that the entity has not yet issued financial statements, including interim financial statements for any period of the fiscal year in which the entity adopted FASB No. 157. Management does not expect the adoption of FASB No. 157 to have a significant impact on the Corporation's financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (SFAS 159) which permits entities to measure eligible financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007, however early adoption is permitted. Management is assessing the impact of SFAS 159 on its financial statements.

3. Restrictions on Cash and Due from Bank Accounts

The Corporation is required to maintain average reserve balances with the Federal Reserve Bank or as cash on hand or on deposit with a correspondent bank. The required amount of reserve was approximately $25,000 at December 31, 2006 and 2005.

4. Trust Preferred Securities

In September 2000, the Corporation established the Trust, a Connecticut statutory business trust, which subsequently issued $13,500,000 of company obligated mandatorily redeemable capital securities and $418,000 of common securities. The proceeds from the issuance of both the capital and common securities were used by the Trust to purchase from the Corporation $13,918,000 fixed rate junior subordinated debentures. The capital securities and debentures mature September 7, 2030, or upon earlier redemption as provided by the Indenture. The Corporation has the right to redeem the capital securities, in whole or in part, but in all cases, in a principal amount with integral multiples of $1,000, on any March 7 or September 7 on or after September 7, 2010, at a premium, declining ratably to par on September 7, 2020. The capital securities and the debentures have a fixed interest rate of 10.60% and are guaranteed by the Bank. The subordinated debentures are the sole assets of the Trust, and the Corporation owns all of the common securities of the Trust. The net proceeds received by the Corporation from the sale of capital securities were used for general corporate purposes. The indenture, dated September 7, 2000, requires compliance with certain nonfinancial covenants.

In accordance with FIN 46(R), the Corporation does not consolidate the Trust in its financial statements. The junior subordinated debt obligation issued to the Trust of $13,918,000 for December 31, 2006 and 2005, respectively, is reflected in the Corporation's consolidated balance sheets. The junior subordinated debentures owed to the Trust and held by the Corporation qualify as Tier 1 capital for the Corporation under Federal Reserve Board guidelines.

5. Investment Securities

The following is a summary of available-for-sale and held-to-maturity securities:

                                                  Available-for-Sale Securities
                                      ----------------------------------------------------
                                                      Gross        Gross        Estimated
                                       Amortized    Unrealized   Unrealized       Fair
                                         Cost         Gain          Loss          Value
                                      ----------------------------------------------------
December 31, 2006
U.S. treasury securities              $ 1,495,336   $       --   $       981   $ 1,494,355
U.S. government agencies               60,000,000           --       720,799    59,279,201
Collateralized mortgage obligations        16,659            7            --        16,666
                                      ----------------------------------------------------
                                      $61,511,995   $        7   $   721,780   $60,790,222
                                      ====================================================
December 31, 2005
U.S. treasury securities              $ 1,494,394   $       --   $     2,009   $ 1,492,385
U.S. government agencies               70,000,000           --     1,525,300    68,474,700
Collateralized mortgage obligations        35,052           --            12        35,040
                                      ----------------------------------------------------
                                      $71,529,446   $       --   $ 1,527,321   $70,002,125
                                      ====================================================

                                                    Held-to-Maturity Securities
                                      ----------------------------------------------------
                                                      Gross        Gross        Estimated
                                       Amortized    Unrealized   Unrealized       Fair
                                         Cost         Gain          Loss          Value
                                      ----------------------------------------------------
December 31, 2006
Municipals                            $46,247,490   $  247,212   $   211,345   $46,283,357
Collateralized mortgage obligations    39,724,743           --       952,366    38,772,377
Other securities                          225,000        1,182         2,325       223,857
                                      ----------------------------------------------------
                                      $86,197,233   $  248,394   $ 1,166,036   $85,279,591
                                      ====================================================

December 31, 2005
Municipals                            $35,715,981   $  315,262   $   582,213   $35,449,030
Collateralized mortgage obligations    47,791,685           --     1,400,263    46,391,422
Other securities                          225,000        2,202         1,598       225,604
                                      ----------------------------------------------------
                                      $83,732,666   $  317,464   $ 1,984,074   $82,066,056
                                      ====================================================


The amortized cost, fair value, and weighted-average yield of investment securities at December 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call and/or prepay obligations prior to maturity. Collateralized mortgage obligations are allocated based on the average life at December 31, 2006.

                                                         Available-for-Sale Securities
                                      ---------------------------------------------------------------
                                                                                            Weighted-
                                       Within 1                     5 to 10                  Average
                                         Year      1 to 5 Years      Years        Total       Yield
                                      ---------------------------------------------------------------
U.S. treasury and U.S. government
   agency debentures                  $1,495,336    $60,000,000     $   --     $61,495,336     3.94%
Collateralized mortgage obligations       16,659             --         --          16,659     5.77%
                                      ----------------------------------------------------
Amortized cost                        $1,511,995    $60,000,000     $   --     $61,511,995
                                      ====================================================
Fair value                            $1,511,021    $59,279,201     $   --     $60,790,222
                                      ====================================================
Weighted-average yield                     4.64%          3.92%         --           3.94%
                                      ====================================================

                                                     Held-to-Maturity Securities
                         --------------------------------------------------------------------------------
                                                                                                Weighted-
                            Within 1                    5 to 10     Greater Than                 Average
                              Year      1 to 5 Years     Years        10 Years      Total         Yield
                         --------------------------------------------------------------------------------
Other securities          $    50,000   $   175,000   $        --   $        --   $   225,000      4.56%
Municipals                         --     5,538,783    33,669,184     7,039,523    46,247,490      3.93%
Collateralized mortgage
  obligations                      --    39,724,743            --            --    39,724,743      3.43%
                          -------------------------------------------------------------------
Amortized cost            $    50,000   $45,438,526   $33,669,184   $ 7,039,523   $86,197,233
                          ===================================================================
Fair value                $    49,793   $44,710,757   $33,515,106   $ 7,003,935   $85,279,591
                          ===================================================================
Weighted-average yield          5.35%         3.62%         3.78%         3.87%         3.70%
                          ===================================================================


The Corporation held 90 investment securities as of December 31, 2006, of which the amortized cost was greater than market value. The majority of these investment securities were purchased during 2005 and 2006. Management does not believe any individual unrealized loss as of December 31, 2006, represents an other-than-temporary impairment. The unrealized losses relate primarily to securities issued by the U.S. Treasury, FHLMC, and Municipalities. The unrealized losses in the securities issued by the U.S. Treasury and FHLMC are primarily attributable to changes in interest rates, and individually were 2.96% or less of their respective amortized cost basis. Accordingly, the Corporation believes the credit risk embedded in these securities to be inherently low and is primarily attributable to changes in interest rates. The Corporation has both the intent and ability to hold these securities for a time necessary to recover the amortized cost. The unrealized losses in the securities issued by the Municipalities are classified as held-to-maturity.

                                        Available-for-Sale Securities
                   -----------------------------------------------------------------------
                           Less Than 12 Months                Greater Than 12 Months
                     in an Unrealized Loss Position       in an Unrealized Loss Position
                   -----------------------------------------------------------------------
                                                                                              Total        Total
                   Unrealized    Number                 Unrealized    Number                Unrealized   Estimated
                      Loss         of       Estimated      Loss         Of      Estimated      Loss         Fair
                     Amount    Securities  Fair Value     Amount    Securities  Fair Value    Amount       Value
                   ------------------------------------------------------------------------------------------------
U.S. treasury      $      981        3    $ 1,494,355    $     --        --    $        --    $    981  $ 1,494,355
U.S. government
  agencies                 --       --             --     720,799         3     59,279,201     720,799   59,279,201
                   ------------------------------------------------------------------------------------------------
                   $      981        3    $ 1,494,355    $720,799         3    $59,279,201    $721,780  $60,773,556
                   ================================================================================================

                                          Held-to-Maturity Securities
                   -----------------------------------------------------------------------
                           Less Than 12 Months                Greater Than 12 Months
                     in an Unrealized Loss Position       in an Unrealized Loss Position
                   -----------------------------------------------------------------------
                                                                                               Total         Total
                   Unrealized    Number                 Unrealized    Number                 Unrealized    Estimated
                      Loss         of       Estimated      Loss         Of      Estimated       Loss          Fair
                     Amount    Securities  Fair Value     Amount    Securities  Fair Value     Amount        Value
                   --------------------------------------------------------------------------------------------------
Collateralized
   mortgage
   obligations     $        --     --     $        --    $   952,366      3    $38,772,377   $   952,366  $38,772,377
Municipal bonds         73,284     26       9,725,059        138,061     49     25,094,018       211,345   34,819,077
Other securities           555      1          24,445          1,770      5        123,230         2,325      147,675
                   --------------------------------------------------------------------------------------------------
                   $    73,839     27     $ 9,749,504    $ 1,092,197     57    $63,989,625   $ 1,166,036  $73,739,129
                   ==================================================================================================


Investment securities with a carrying value of approximately $60,000,000 and $51,000,000 at December 31, 2006 and 2005, respectively, were pledged as collateral for bankruptcy accounts to the U.S. Department of Justice, Treasury Tax and Loan, and securities sold under agreements to repurchase.

6. Derivative Instruments and Hedging Activities

During the second quarter of 2004, the Corporation entered into a three-year interest rate swap to reduce the volatility of variable interest payments received on a portion of its overnight federal funds sold. This interest rate swap qualified as, and is being accounted for as, a cash flow hedge pursuant to FASB No. 133. FASB No. 133 requires changes in the fair value of cash flow hedges to be reported as a component of other comprehensive income, net of taxes to the extent that the hedge is effective.

                               December 31, 2006                         December 31, 2005
                   ---------------------------------------------------------------------------------------
                                                    Net                                         Net
                                              Ineffectiveness                             Ineffectiveness
                     Notional     Derivative    Hedge Gains      Notional     Derivative     Hedge Gains
                      Amount      Liability       (Losses)        Amount      Liability       (Losses)
                   --------------------------------------------------------------------------------------
Receive fixed
  interest rate
  swap             $20,000,000   $   160,795      $   --       $20,000,000   $   536,902      $   --
                   ======================================================================================

7. Loans and Allowance for Loan Losses

Loans consist of the following at December 31:

                                                      2006             2005
                                                 ------------------------------

     Residential loans secured by real estate    $ 271,374,185    $ 245,939,099
     Commercial loans secured by real estate       141,955,758      138,075,123
     Other commercial and industrial loans         278,924,252      252,528,082
     Consumer loans                                 52,283,739       47,945,498
                                                 ------------------------------
     Total loans                                   744,537,934      684,487,802
     Less allowance for loan losses                 (8,513,098)      (8,346,390)
                                                 ------------------------------
     Total loans, net                            $ 736,024,836    $ 676,141,412
                                                 ==============================


The Corporation periodically sells residential mortgage loans it originates based on the overall loan demand of the Corporation and outstanding balances of the residential mortgage portfolio. As of December 31, 2006 loans held for sale totaled $1,485,000, and are included in the totals above.


Activity in the allowance for loan losses was as follows:

                                      2006            2005            2004
                                  -------------------------------------------

     Beginning balance            $ 8,346,390     $ 7,795,803     $ 8,029,596
     Loans charged off (net)         (919,292)     (1,534,413)     (1,553,793)
     Provision for loan losses      1,086,000       2,085,000       1,320,000
                                  -------------------------------------------
     Ending balance               $ 8,513,098     $ 8,346,390     $ 7,795,803
                                  ===========================================


A loan is considered delinquent when a payment has not been made more than 30 days past its contractual due date. Loans past due over 30 days totaled $6,930,918 or .93% of total loans at December 31, 2006, compared to $4,417,657 or .65% of total loans at December 31, 2005.

Loans are considered to be impaired when it is determined that the obligor will not pay all contractual principal and interest when due. At December 31, 2006, 35 loans with a total balance of $7,152,091 were considered to be impaired and are on a non-accrual status. At December 31, 2005, 38 loans with a total balance of $3,648,491 were considered to be impaired. The average combined balance of impaired loans during 2006, 2005, and 2004 was $3,723,000, $2,964,000, and
$3,542,000, respectively. For loans classified as impaired at December 31, 2006, the contractual interest due and the actual accrued interest recorded and paid on those loans during 2006 was $467,885 and $218,190, respectively. The related allowance on impaired loans at December 31, 2006 and 2005 was $450,320 and $865,268, respectively.

At December 31, 2006 and 2005, there were approximately $33,330 and $0, respectively, of loans greater than 90 days past due and still accruing interest.

Loans are made principally to borrowers in the central Indiana area.

The amount of loans pledged as collateral for FHLB advances as of December 31, 2006 and 2005 was $20,300,000 and $34,800,000, respectively.

8. Premises and Equipment

Premises and equipment consist of the following at December 31:

                                                          2006          2005
                                                     --------------------------

     Land and improvements                           $  2,859,400  $  2,270,444
     Building and improvements                          7,833,610     7,614,341
     Construction-in-progress                             102,734       101,405
     Leasehold improvements                             1,628,213     1,628,213
     Furniture and equipment                            9,975,436     9,351,948
                                                     --------------------------
                                                       22,399,393    20,966,351
     Less accumulated depreciation and amortization   (10,332,505)   (9,093,955)
                                                     --------------------------
     Net premises and equipment                      $ 12,066,888  $ 11,872,396
                                                     ==========================


Certain Corporation facilities and equipment are leased under various operating leases. Rental expense under these leases was $359,839, $363,640, and $260,378 for 2006, 2005, and 2004, respectively.

Future minimum rental commitments under noncancelable leases are:

     2007                                      $  323,894
     2008                                         327,566
     2009                                         286,865
     2010                                         190,477
     2011                                         135,012
     Thereafter                                   995,424
                                              -----------
                                               $2,259,238
                                              ===========


9. Mortgage Banking Activities

The Corporation may sell certain originated mortgage loans into the secondary market as part of its overall risk management and liquidity strategy. The Corporation typically retains the responsibility for servicing these mortgage loans in return for a servicing fee received from the purchaser. Mortgage loans sales of $16,233,576 and $18,372,384 occurred during 2006 and 2005, and gains of $156,583 and $82,493 were recognized on these loan sales in the respective periods. Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. However, an asset representing the allocated basis of the mortgage servicing rights is recognized upon the sale of the underlying mortgage loan. The unpaid principal balances of mortgage loans serviced for others were $102,702,934 and $99,128,860 at December 31, 2006 and 2005,
respectively.

Gains and losses on the sales of mortgage loans, along with the amortization of mortgage servicing rights, is included in mortgage banking income on the consolidated statements of income.

The following table is a breakdown of mortgage servicing rights:

                                     2006            2005
                                 ---------------------------

     Balance at January 1        $ 1,482,554     $ 1,571,712
     Plus additions                  169,504         173,327
     Less amortization              (266,327)       (262,485)
                                 ---------------------------
     Balance at December 31        1,385,731       1,482,554
     Less valuation allowance        (59,128)       (182,218)
                                 ---------------------------
     Balance, net                $ 1,326,603     $ 1,300,336
                                 ===========================

Mortgage servicing rights are amortized in proportion to, and over the period of, estimated servicing income. Future amortization expense may be different depending on changes in the mortgage servicing pool, interest rates, and market conditions.

10. Deposits

Deposits are summarized as follows:

                                        December 31
                                   2006            2005
                               ----------------------------
     Demand accounts:
        Noninterest bearing    $181,953,564    $171,857,446
        Interest bearing        105,118,470     105,265,553
                               ----------------------------
     Total demand accounts      287,072,034     277,122,999

     Money market accounts      388,255,230     348,796,150
     Savings accounts            11,940,581      11,158,554
     Certificate accounts:
        Over $100,000           107,050,693      66,209,839
        Under $100,000           80,765,095      71,028,173
                               ----------------------------
     Total deposits            $875,083,633    $774,315,715
                               ============================



At December 31, 2006, the stated maturities of time deposits are as follows:

                                                                      Greater
                                                     Less Than         Than
                                                     $100,000        $100,000
                                                    ---------------------------

     Mature in three months or less                 $ 19,453,676   $ 38,581,841
     Mature after three months                        14,634,859     18,559,009
     Mature after six months through twelve months    26,327,113     37,329,149
     Mature in 2008                                   10,527,837      6,732,562
     Mature in 2009                                    4,332,761      2,118,141
     Mature in 2010                                    1,442,682        781,665
     Mature in 2011                                      608,560      1,064,717
     Thereafter                                        3,437,607      1,883,609
                                                    ---------------------------
                                                    $ 80,765,095   $107,050,693
                                                    ===========================

11. Other Borrowings

Security repurchase agreements are short-term borrowings that generally mature within one to three days from the transaction date. At December 31, 2006 and 2005, the weighted-average interest rate on these borrowings was 3.96% and 2.51%, respectively.

All of the FHLB advances have a fixed interest rate and require monthly interest payments. The principal balances for each of the advances is due at maturity. The advances are collateralized by a pledge covering certain of the Corporation's mortgage loans.

A schedule of the FHLB advances as of December 31, 2006 and 2005 is as follows:

              2006                              2005
--------------------------------  -------------------------------
    Amount    Rate    Maturity        Amount    Rate    Maturity
--------------------------------  -------------------------------

 $ 8,000,000  4.19%  07/24/2007    $ 5,000,000  5.43%  03/16/2006
   3,000,000  5.57%  08/13/2007      5,000,000  5.32%  05/08/2006
   3,000,000  5.55%  10/02/2008      8,000,000  4.19%  07/24/2007
                                     3,000,000  5.57%  08/13/2007
                                     3,000,000  5.55%  10/02/2008
-------------                     -------------
 $14,000,000                       $24,000,000
=============                     =============


The Corporation maintains a revolving credit agreement with Harris Trust and Savings Bank in the amount of $5,000,000 that will mature on September 30, 2007. At December 31, 2006 and 2005, $0 was outstanding. The Corporation pays a commitment fee of .25% per annum on the average daily unused portion of the line of credit.

The Bank entered into a $5,000,000 subordinated term loan agreement with Harris Trust and Savings Bank dated June 6, 2003. The first advance was made in the amount of $2,000,000 on June 6, 2003. The second advance was made in the amount of $3,000,000 on May 3, 2004. The final maturity date of the loan is June 6, 2012. The outstanding principal balance is permitted to be repaid prior to maturity with prior consent from the Federal Reserve. There are many different interest rate options available. Each floating rate option is available for a fixed term of one to three months. The Bank is currently paying adjusted three-month LIBOR plus 2.0% which equates to 7.37% at December 31, 2006. Interest payments are due at the expiration of the fixed term option.

12. Equity-Based Compensation

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

Stock Option Plans

Shares subject to outstanding options related to the directors' and key employees' stock option plans are summarized as follows:

                                     2006                   2005                     2004
                         -----------------------------------------------------------------------
                                       Weighted-              Weighted-                Weighted-
                                        Average                Average                  Average
                                       Exercise               Exercise                 Exercise
                            Options      Price     Options      Price     Options        Price
                         -----------------------------------------------------------------------
Options outstanding at
   beginning of year        257,525     $22.52     278,056     $21.99     379,695       $19.15
New options
   granted                       --         --          --         --       6,892        33.92
Options exercised           (43,683)     16.71     (19,531)     14.70    (101,931)       11.70
Options forfeited            (1,600)     27.75      (1,000)     27.75      (6,600)       28.52
                            -------                -------                -------
Options outstanding at
   end of year              212,242      23.67     257,525     $22.52     278,056       $21.99
                            =======                =======                =======

Exercisable at year end     135,679     $21.13     173,820     $19.77     187,321       $19.17

The intrinsic value of the options outstanding and the options exercisable at December 31, 2006 was $5,031,839 and $3,562,133, respectively.

The weighted-average fair value of the options granted during 2004 was $12.19 determined using the Black-Scholes option pricing model. The weighted-average exercise price of the options was $33.92.

The table presented below is a summary of the Corporation's nonvested stock options under these plans and the changes during the year ended December 31, 2006:


                                                          Weighted-Average Grant
                     2006                        Options      Date Fair Value
     ---------------------------------------------------------------------------
     Nonvested options at beginning of year       83,705           $28.22
     Granted                                          --               --
     Vested                                       (5,542)          $28.78
     Forfeited                                    (1,600)          $27.75
                                               ---------
     Nonvested options at end of year             76,563           $28.18
                                               =========


As of December 31, 2006, there was $106,450 of total unrecognized compensation cost related to nonvested, share-based compensation arrangements granted under the key employee stock option plan which is expected to be recognized over a weighted-average period of 0.62 years. The compensation cost that was recognized during 2006 was $191,327.

As of December 31, 2006, there are 135,679 options which are exercisable under the plan with exercises prices ranging from $12.50 to $34.50. The weighted-average contractual life of those options is 3.1 years.

As of December 31, 2006, the total options outstanding under the plans are 212,242 with option prices ranging from $12.50 to $34.50. The weighted-average remaining contractual life of those options is four years.

During 2006, certain officers/directors of the Corporation exercised their options to purchase 43,683 shares of common stock for proceeds of $729,890. The exercise price ranged from $12.50 to $27.50 with a weighted-average exercise price of $16.71 and a weighted-average fair market value of $44.95. The total aggregate intrinsic value of options exercised during 2006 was $1,233,560.

During 2005, certain officers/directors of the Corporation exercised their options to purchase 19,531 shares of common stock for proceeds of $287,092. The exercise price ranged from $10.00 to $27.50 with a weighted-average exercise price of $14.70 and a weighted-average fair market value of $37.30. The total aggregate intrinsic value of options exercised during 2005 was $441,503.

During 2004, certain officers/directors of the Corporation exercised their options to purchase 101,931 shares of common stock for proceeds of $1,192,602. The exercise price ranged from $10.00 to $27.50 with a weighted-average exercise price of $11.70 and a weighted-average fair market value of $32.99. The total aggregate intrinsic value of options exercised during 2004 was $2,170,371.

Due to the exercise of the options, the Corporation received a deduction for tax purposes for the difference between the fair value of the stock at the date of the exercise and the exercise price. In accordance with FASB No. 123(R), the Corporation has recorded an income tax benefit of $481,824 as additional paid-in capital during 2006. In accordance with APB 25, the Corporation recorded an income tax benefit of $172,650 and $817,610 as additional paid-in capital during 2005 and 2004, respectively.

2005 Equity Incentive Plan

During 2005, the Board of Directors and the shareholders of the Corporation adopted The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan. The maximum number of shares to be delivered upon exercise of all options and restricted stock awarded under the plan will not exceed 333,000 shares.

In May 2006, the Corporation's Compensation Committee granted 178,800 options with a five year cliff vest. The options have a weighted-average fair value of $17.89 determined using the Black-Scholes option pricing model. The weighted-average exercise price of the options was $43.38. There were no grants during 2005 under this plan.

Shares subject to outstanding options related to the 2005 Equity Incentive Plan are summarized as follows:

                                                               2006
                                                    -------------------------
                                                                   Weighted-
                                                                    Average
                                                                   Exercise
                                                      Options        Price
                                                    -------------------------

     Options outstanding at beginning of year              --            --
     New options granted                              178,800        $43.38
     Options exercised                                     --            --
     Options forfeited                                 (2,800)       $43.38
                                                    ----------
     Options outstanding at end of year               176,000        $43.38
                                                    ==========

     Exercisable at year end                               --            --


The total intrinsic value of the options outstanding and the options exercisable at December 31, 2006, was $704,000 and $0, respectively.

As of December 31, 2006, there was $2,123,623 of total unrecognized compensation costs related to nonvested, share-based compensation arrangements granted under the 2005 Equity Incentive Plan which is expected to be recognized over the weighted-average period of 4.4 years. The compensation cost that was recognized during 2006 was $359,830.

As of December 31, 2006, the total shares which may be purchased under the plan is 176,000 with an option price of $43.38. The weighted-average remaining contractual life of those options is nine years.

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

The following is a summary of the weighted-average assumptions used in the Black-Scholes pricing model:

       Year   Dividend Yield   Volatility Factor   Risk-Free Rate
     ------------------------------------------------------------
       2006         --              .049623             5.32%
       2005         --                   --               --
       2004         --              .054485             4.40%


The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

Restricted Stock Plan

The Board of Directors also approved a restricted stock plan in 1993. Shares reserved by the Corporation for the restricted stock plan include 50,000 shares in 1993, 20,000 shares in 1996, 40,000 in 1999, and an additional 55,000 shares in 2002. Under this plan, shares were issued in the proceeding years as detailed in the following table. Prior to January 1, 2006, the Corporation recorded each stock issuance in shareholders' equity at an amount equal to the fair market value of the shares at the grant date with an offsetting amount recorded to unearned compensation (contra-equity). The unearned compensation was amortized to salary expense over the vesting period. On January 1, 2006, the Corporation adopted FASB No. 123(R) and reversed the remaining unearned compensation from the unearned compensation (contra-equity) account and the stock issuance recorded in common stock and recorded the amount of compensation expense earned on restricted stock to additional paid-in capital (APIC). Subsequent to January 1, 2006, compensation expense for the fair value of the restricted stock granted is earned over the vesting period and recorded to APIC. When the restricted stock vests, then the fair value of the stock at the date of grant is recorded as an issuance of common stock and removed from APIC. In June

2005, the restricted stock plan was dissolved, and no additional restricted stock will be issued from this plan.



Fiscal  Number of
 Year    Shares      Shares   Fair Value at   Vesting
Ended    Issued    Forfeited    Grant Date    Schedule      Date Fully Vested
-------------------------------------------------------------------------------

 1999    36,000       2,000      646,000     5-year cliff     June 30, 2004
 2000     5,000          --      100,000     5-year cliff     March 16, 2005
 2001     3,000          --       69,000     5-year cliff     January 26, 2006
 2002     1,500          --       37,500     5-year cliff     June 11, 2006
 2002     6,500          --      178,750     4-year cliff     August 31, 2006
 2002    30,800         500      845,200     5-year cliff     June 20, 2007
 2003     1,700          --       50,150     5-year cliff     January 8, 2008
 2003       700          --       21,875     5-year cliff     July 17, 2008
 2004     3,100         700       82,800     5-year cliff     December 16, 2009
 2005        --         300           --               --               --
 2006        --         700           --               --               --


The total fair value of the shares related to this plan that vested during 2006 was $475,100.

As of December 31, 2006, there was $118,064 of total unrecognized compensation costs related to nonvested, share-based compensation arrangements granted under this plan which is expected to be recognized over the weighted-average period of
0.62 years. The recognized compensation costs related to this plan during 2006, 2005, and 2004 were $220,020, $257,227, and $299,995, respectively.

13. Employee Benefit Program

The Corporation sponsors The National Bank of Indianapolis Corporation 401(k) Savings Plan (the 401(k) Plan) for the benefit of substantially all of the employees of the Corporation and its subsidiaries. All employees of the Corporation and its subsidiaries become participants in the 401(k) Plan after attaining age 21. The Corporation amended the plan January 1, 2006.

The Corporation expensed approximately $464,000, $264,000, and $201,000 for employee-matching contributions to the plan during 2006, 2005, and 2004, respectively. The Board of Directors of the Corporation may, in its discretion, make an additional matching contribution to the 401(k) Plan in such amount as the Board of Directors may determine. In addition, the Corporation may fund all, or any part of, its matching contributions with shares of its stock. The Corporation also may, in its discretion, make a profit-sharing contribution to the 401(k) Plan. No additional matching contributions or profit-sharing contributions have been made to the plan during 2006, 2005, or 2004.

An employee who has an interest in a qualified retirement plan with a former employee may transfer the eligible portion of that benefit into a rollover account in the 401(k) Plan. The participant may request that the trustee invests up to 50% of the fair market value of the participant's rollover contribution to a maximum of $200,000 (valued as of the effective date of the contribution to the 401(k) Plan) in whole and fractional shares of the common stock to the Corporation.

14. Dividend and Loan Limitation and Regulatory Capital Ratios

Dividends from the Bank to the Corporation may not exceed the undivided profits of the Bank for the current year (included in consolidated retained earnings) combined with the retained undivided profits for the previous two years without prior approval of a federal regulatory agency. In addition, federal banking laws limit the amount of loans the Bank may make to the Corporation, subject to certain collateral requirements. No loans were made during 2006 or 2005 by the Bank to the Corporation. The Bank declared and paid a $1,300,000 dividend to the Corporation during 2006 and 2005.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of total qualifying capital to total adjusted asset (as defined). Management believes, as of December 31, 2006 and 2005, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2006, the most recent notification from the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and leveraged capital ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios are also presented in the following table:

                                                                                      To be Well
                                                                                   Capitalized Under
                                                           For Capital             Prompt Corrective
                                    Actual              Adequacy Purposes          Action Provisions
                            -------------------------------------------------------------------------
As of December 31, 2006        Amount       Ratio        Amount       Ratio        Amount       Ratio
                            -----------     -----     -----------     -----     -----------     -----
Tier 1 risk-based capital   $71,317,878      9.0%     $31,725,806      4.0%     $47,588,709      6.0%

Total risk-based capital     84,830,976     10.7%      63,451,612      8.0%      79,314,515     10.0%

Leveraged capital            71,317,878      7.1%      40,433,310      4.0%      50,541,638      5.0%

As of December 31, 2005

Tier 1 risk-based capital    64,121,192      9.0%      28,491,721      4.0%      42,737,581      6.0%

Total risk-based capital     77,467,582     10.9%      56,983,441      8.0%      71,229,301     10.0%

Leveraged capital            64,121,192      6.8%      37,563,394      4.0%      46,954,242      5.0%

15. Related Parties

Certain directors and principal shareholders of the Corporation, including their families and companies in which they are principal owners, are loan customers of, and have other transactions with, the Corporation or its subsidiary in the ordinary course of business. The aggregate dollar amount of these loans was approximately $5,996,373 and $13,673,699 on December 31, 2006 and 2005,
respectively. All of the loans made were on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with unrelated parties. The amounts do not include loans made in the ordinary course of business to companies in which officers or directors of the Corporation are either officers or directors, but are not principal owners, of such companies. During 2006, new loans to these parties amounted to $1,641,377, draws amounted to $16,310,590, and repayments amounted to $25,629,293.

16. Income Taxes

The Corporation applies a federal income tax rate of 34% and a state tax rate of 8.5% in the computation of tax expense or benefit. The provision for income taxes consisted of the following:

                                          2006           2005           2004
                                      -----------------------------------------

     Current tax expense               $3,749,202     $4,300,157     $2,940,441
     Deferred tax (benefit) expense      (325,702)      (421,841)       194,557
                                      -----------------------------------------
                                       $3,423,500     $3,878,316     $3,134,998
                                      =========================================

The statutory tax rate reconciliation is as follows:

                                                       2006           2005           2004
                                                   ------------------------------------------
     Income before provision for income tax        $ 10,485,725   $ 10,140,842   $  8,816,047
                                                   ==========================================

     Tax expense at federal statutory rate         $  3,565,147   $  3,447,886   $  2,997,456

     Increase (decrease) in taxes resulting from:
          State income taxes                            521,794        524,884        454,644
          Deferred compensation                         (67,405)       (28,135)      (154,275)
          Tax-exempt interest                          (522,521)      (135,688)       (95,303)
          Other                                         (73,515)        69,369        (67,524)
                                                   ------------------------------------------
                                                   $  3,423,500   $  3,878,316   $  3,134,998
                                                   ==========================================

     Effective tax rate                                   32.65%         38.24%         35.56%


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

The components of the Corporation's net deferred tax assets in the consolidated balance sheets as of December 31 are as follows:

                                                       2006            2005
                                                  -----------------------------
     Deferred tax assets:
        Allowance for loan losses                 $   3,372,038   $   3,306,005
        Other                                         1,551,002       1,785,184
                                                  -----------------------------
     Total deferred tax assets                        4,923,040       5,091,189
     Deferred tax liability:
        Mortgage servicing rights                      (525,467)       (515,063)
                                                  -----------------------------
     Total deferred tax liabilities                    (525,467)       (515,063)
                                                  -----------------------------
     Net deferred tax assets                      $   4,397,573   $   4,576,126
                                                  =============================



17. Commitments and Contingencies

A summary of the contractual amount of commitments to extend credit is as follows:

                                                       2006            2005
                                                  -----------------------------

     Commercial credit lines                      $ 201,846,125   $ 167,641,092
     Revolving home equity and credit card lines     91,072,318      85,400,798
     Standby letters of credit                       13,556,888      10,867,093
     Other loans                                      2,382,635       2,860,892
                                                  -----------------------------
                                                  $ 308,857,966   $ 266,769,875
                                                  =============================


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

The Corporation is party to various lawsuits and proceedings arising in the ordinary course of business. In addition, many of these proceedings are pending in jurisdictions that permit damage awards disproportionate to the actual economic damages alleged to have been incurred. Based upon information presently available, we believe that the total amounts, if any, that will ultimately be paid arising from these lawsuits and proceedings will not have a material adverse effect on our consolidated results of operations or financial position.

18. Fair Value of Financial Instruments

FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments (FASB No. 107), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. FASB No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:

     Cash and short-term investments: The carrying amounts reported in the consolidated balance sheets for cash and short-term investments approximate those assets' fair values due to the short maturity of those assets.

     Investment securities (including collateralized mortgage obligations): Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

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

     Federal Reserve and FHLB Stock: Fair value is determined to be equal to the carrying amount as there is no readily determinable market value available for these securities.

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

     Interest rate swap: Fair values for derivative instruments are based on cash flow projection models acquired from third parties.

     Off-balance-sheet instruments: Loan commitments and standby letters of credit had an immaterial estimated fair value at December 31, 2006 and 2005. As of December 31, 2006 and 2005, the loan commitments had a notional amount of $295,301,078 and $255,902,782, respectively. The standby letters of credit had a notional amount of $13,556,888 and 10,867,093 as of December 31, 2006 and 2005, respectively.

The estimated fair values of the Corporation's financial instruments at December 31 are as follows:

                                               2006                          2005
                                  ------------------------------------------------------------
                                    Carrying          Fair          Carrying          Fair
                                     Amount           Value          Amount           Value
                                  ------------------------------------------------------------
Assets
Cash and due from banks           $ 71,227,890    $ 71,227,890    $ 32,223,665    $ 32,223,665
Federal funds sold                  39,648,321      39,648,321      33,214,446      33,214,446
Reverse repurchase agreements        1,000,000       1,000,000       5,000,000       5,000,000
Investment securities
   available-for-sale               60,790,222      60,790,222      70,002,125      70,002,125
Investment securities
   held-to-maturity                 86,197,233      85,279,591      83,732,666      82,066,056
Net loans                          736,024,836     731,243,332     676,141,412     669,912,825
Federal Reserve and FHLB stock       3,149,900       3,149,900       3,735,800       3,735,800

Liabilities
Deposits                           875,083,633     872,555,051     774,315,715     772,895,870
Security repurchase agreements      59,133,328      59,133,328      53,556,402      53,556,402
FHLB advances                       14,000,000      13,973,879      24,000,000      24,020,353
Subordinated debt                    5,000,000       5,000,000       5,000,000       5,000,000
Junior subordinated debentures      13,918,000      17,223,525      13,918,000      17,464,789
Interest rate swap                     160,795         160,795         536,902         536,902

19. Shareholders' Equity

The following is a summary of activity in accumulated other comprehensive income:

                                                               2006           2005           2004
                                                          ------------------------------------------
     Accumulated unrealized gains (losses) on securities
        available-for-sale at January 1, net of tax        $  (922,349)   $  (401,367)   $    11,078
     Net unrealized gains (losses) for period                  805,547       (862,696)      (599,230)
     Tax benefit (expense)                                    (319,077)       341,714        237,355
     Reclassification adjustment of losses included in
        net income                                                  --             --        (83,739)
     Tax benefit                                                    --             --         33,169
                                                          ------------------------------------------
     Ending other comprehensive losses at December 31,
        net of tax                                         $  (435,879)   $  (922,349)   $  (401,367)
                                                           =========================================

     Accumulated unrealized losses on swap at January 1,
        net of tax                                         $  (324,235)   $  (228,156)   $        --
     Net unrealized gains (losses) for period                  376,107       (159,098)      (377,804)
     Tax benefit (expense)                                    (148,976)        63,019        149,648
                                                          ------------------------------------------
     Ending other comprehensive losses at December 31,
        net of tax                                         $   (97,104)   $  (324,235)   $  (228,156)
                                                           =========================================

     Accumulated other comprehensive income gains
        (losses) at January 1, net of tax                  $(1,246,584)   $  (629,523)   $    11,078
     Other comprehensive gains (losses), net of tax            713,601       (617,061)      (640,601)
                                                          ------------------------------------------
     Accumulated other comprehensive losses at December
        31, net of tax                                     $  (532,983)   $(1,246,584)   $  (629,523)
                                                           =========================================

20. Earnings Per Share

Basic net income per common share is computed by dividing net income applicable to common stock by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing net income applicable to common stock by the weighted-average number of shares, nonvested stock, and dilutive common stock equivalents outstanding during the period. Common stock equivalents consist of common stock issuable under the assumed exercise of warrants and stock options granted under the Corporation's stock plans, using the treasury stock method. A computation of earnings per share follows:

                                                       2006           2005          2004
                                                   ----------------------------------------
     Basic EPS Calculation
     Basic average shares outstanding                2,301,983      2,298,593     2,302,522
                                                   ========================================

     Net income                                     $7,062,225     $6,262,526    $5,681,049
                                                   ========================================

     Basic earnings per common share                    $3.07          $2.72        $2.47
                                                   ========================================

     Diluted EPS Calculation
     Average shares outstanding                      2,301,983      2,298,593     2,302,522
     Nonvested restricted stock                         25,903         26,820        30,206
     Net effect of the assumed exercise of stock
        options
                                                        78,098         62,025        61,643
                                                   ----------------------------------------
     Diluted average shares                          2,405,984      2,387,438     2,394,371
                                                   ========================================

     Net income                                     $7,062,225     $6,262,526    $5,681,049
                                                   ========================================

     Diluted earnings per common share                  $2.94          $2.62         $2.37
                                                   ========================================

21. Parent Company Financial Statements

The condensed financial statements of the Corporation, prepared on a parent company unconsolidated basis, are presented as follows:

Balance Sheet

                                                          December 31
                                                      2006          2005
                                                  -------------------------
     Assets
     Cash                                         $ 1,708,579   $ 1,871,388
     Investment in subsidiary                      70,917,555    63,004,642
     Other assets                                   1,565,389     1,350,305
                                                  -------------------------
     Total assets                                 $74,191,523   $66,226,335
                                                  =========================

     Liabilities and shareholders' equity
     Other liabilities                            $   488,692   $   725,813
     Junior subordinated debentures owed to
       unconsolidated subsidiary trust             13,918,000    13,918,000
                                                  -------------------------
     Total liabilities                             14,406,692    14,643,813

     Shareholders' equity                          59,784,831    51,582,522
                                                  -------------------------
     Total liabilities and shareholders' equity   $74,191,523   $66,226,335
                                                  =========================

Statements of Income

                                                              Year Ended December 31
                                                       2006           2005           2004
                                                   -----------------------------------------
     Interest income                               $    42,953    $    32,879    $    26,579
     Interest expense                                1,487,982      1,487,982      1,488,053
                                                   -----------------------------------------
     Net interest income                            (1,445,029)    (1,455,103)    (1,461,474)
                                                   -----------------------------------------
     Other income                                       44,308         44,308         44,308
     Dividend income from subsidiary                 1,300,000      1,300,000      1,000,000

     Other operating expenses:
        Compensation expense related to
          restricted stock and options                 771,177             --             --
        Unearned compensation amortization                  --        257,227        299,995
        Other expenses                                 317,559        334,703        306,430
                                                   -----------------------------------------
     Total other operating expenses                  1,088,736        591,930        606,425
                                                   -----------------------------------------
     Net loss before tax benefit and equity in
        undistributed net income of subsidiary      (1,189,457)      (702,725)    (1,023,591)
     Tax benefit                                     1,052,370        814,187        949,289
                                                   -----------------------------------------

     Net loss before equity in undistributed net
        income of subsidiary                          (137,087)       111,462        (74,302)

     Equity in undistributed net income of
        subsidiary                                   7,199,312      6,151,064      5,755,351
                                                   -----------------------------------------
     Net income                                    $ 7,062,225    $ 6,262,526    $ 5,681,049
                                                   =========================================

Statements of Cash Flows

                                                                      Year Ended December 31
                                                                2006           2005           2004
                                                            -----------------------------------------
Operating activities
Net income                                                  $ 7,062,225    $ 6,262,526    $ 5,681,049
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Undistributed net income of subsidiary                  (7,199,312)    (6,151,064)    (5,755,351)
     Income tax benefit from exercise of options (APB 25)            --        172,650        817,610
     Stock compensation                                          99,786         99,793         99,990
     Unearned compensation amortization                              --        257,227        299,995
     Compensation expense related to restricted stock and
       options                                                  771,177             --             --
     (Increase) decrease in other assets                       (215,084)       (53,361)           830
     Increase (decrease) in other liabilities                  (237,121)       (29,410)       113,087
                                                            -----------------------------------------
Net cash provided by (used in) operating activities             281,671        558,361      1,257,210

Investing activities
Net cash provided by investing activities                            --             --             --
Financing activities
Proceeds from issuance of stock                               1,010,064        556,922      1,386,574
Repurchase of stock                                          (1,936,368)    (1,693,222)    (3,779,334)
Income tax benefit from exercise of options
   (FASB No. 123(R))                                            481,824             --             --
                                                            -----------------------------------------
Net cash used in financing activities                          (444,480)    (1,136,300)    (2,392,760)
                                                            -----------------------------------------

Decrease in cash and cash equivalents                          (162,809)      (577,939)    (1,135,550)
Cash and cash equivalents at beginning of year                1,871,388      2,449,327      3,584,877
                                                            -----------------------------------------
Cash and cash equivalents at end of year                    $ 1,708,579    $ 1,871,388    $ 2,449,327
                                                            =========================================

22. Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2006 and 2005:

                                  March 31       June 30     September 30    December 31
                                --------------------------------------------------------
2006

Interest income                 $14,147,249    $14,950,359    $15,995,312    $16,282,291
Interest expense                  6,535,800      6,995,692      7,827,143      8,205,883
                                --------------------------------------------------------
Net interest income               7,611,449      7,954,667      8,168,169      8,076,408

Provision for loan losses           411,000        225,000        225,000        225,000
Other operating income            1,888,115      2,103,080      2,095,903      2,272,428
Other operating expense           6,784,720      7,018,275      7,476,479      7,319,020
                                --------------------------------------------------------
Net income before tax             2,303,844      2,814,472      2,562,593      2,804,816
Federal and state income tax        773,110        944,053        781,139        925,198
                                --------------------------------------------------------
Net income after tax            $ 1,530,734    $ 1,870,419    $ 1,781,454    $ 1,879,618
                                ========================================================

Basic earnings per share        $      0.67    $      0.81    $      0.77    $      0.82
Diluted earnings per share      $      0.64    $      0.78    $      0.74    $      0.78


2005

Interest income                 $11,257,015    $12,360,413    $13,429,898    $13,799,781
Interest expense                  4,244,692      5,086,617      5,572,173      6,002,333
                                --------------------------------------------------------
Net interest income               7,012,323      7,273,796      7,857,725      7,797,448

Provision for loan losses           425,000        495,000        565,000        600,000
Other operating income            1,750,239      1,739,258      1,973,855      1,997,521
Other operating expense           6,044,088      6,062,070      6,542,617      6,527,548
                                --------------------------------------------------------
Net income before tax             2,293,474      2,455,984      2,723,963      2,667,421
Federal and state income tax        864,141        967,939      1,058,942        987,294
                                --------------------------------------------------------
Net income after tax            $ 1,429,333    $ 1,488,045    $ 1,665,021    $ 1,680,127
                                ========================================================

Basic earnings per share        $      0.62    $      0.65    $      0.72    $      0.73
Diluted earnings per share      $      0.60    $      0.62    $      0.70    $      0.70

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
------------------------------------------------------------------------

         None.



Item 9A. Controls and Procedures
--------------------------------

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

Item 9B.  Other Information
---------------------------

Not Applicable

PART III

Items 10. 11, 12, 13 and 14
---------------------------

     In accordance with the provisions of General Instruction G to Form 10-K, the information required for the required disclosures under Items 10, 11, 12, 13 and 14 are not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2006 fiscal year, which Proxy Statement will contain such information. The information required by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to such Proxy Statement.

Part IV



Item 15.  Exhibits and Financial Statement Schedules
----------------------------------------------------


(a)  (1) The following consolidated financial statements are included in Item 8:

                                                                  Page Number in
                                                                        10-K

     Report of Independent Registered Public Accounting
     Firm on Consolidated Financial Statements                              50

     Consolidated Balance Sheets December 31, 2006 and 2005                 51

     Consolidated Statements of Income                                      52
     For the years ended December 31, 2006, 2005 and 2004

     Consolidated Statements of Shareholders' Equity                        53
     For the years ended December 31, 2006, 2005 and 2004

     Consolidated Statements of Cash Flows                                  54
     For the years ended December 31, 2006, 2005, and 2004

     Notes to consolidated Financial Statements                             55


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

10.06* Schedule of Directors Compensation Arrangements, filed as Exhibit 10(f) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

10.07* Schedule of Named Executive Officers Compensation Arrangements, filed as Exhibit 10.07 to the Corporation's Form 8-K dated May 18, 2006 is incorporated by reference. As filed in the Corporation's 8-K dated January 9, 2007 is incorporated by reference.

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

10.11* Employment Agreement dated December 15, 2005 between Morris L. Maurer and the Corporation, filed as Exhibit 10.06 to the Corporation's Form 8-K dated December 21, 2005 is incorporated by reference

10.12* Employment Agreement dated December 15, 2005 between Philip B. Roby and the Corporation, filed as Exhibit 10.07 to the Corporation's Form 8-K dated December 21, 2005 is incorporated by reference

10.13* The National Bank of Indianapolis Corporation Executive's Deferred Compensation Plan, filed as Exhibit 10.08 to the Corporation's Form 8-K dated December 21, 2005 is incorporated by reference

10.14* The National Bank of Indianapolis Corporation 401(K) Savings Plan (as amended and restated generally effective January 1, 2006), filed as
          Exhibit 10.14 to the Corporation's Form 10-K dated December 31, 2005 is incorporated by reference

21.00     Subsidiaries of The National Bank of Indianapolis Corporation

31.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1      Chief Executive Officer Certification pursuant to 18 U.S.C. Section
          1350

32.2      Chief Financial Officer Certification pursuant to 18 U.S.C. Section
          1350

Signatures

--------------------------------------------------------------------------------
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant) The National Bank of Indianapolis Corporation
             -------------------------------------------------------------------

By (Signature and Title) /S/ Morris L. Maurer                     March 23, 2007
                         ------------------------------------     --------------
                         Morris L. Maurer, President                   Date
                         (Principal Executive Officer)
--------------------------------------------------------------------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title) /S/ Morris L. Maurer                                       March 23, 2007
                         ---------------------------------------------------------  --------------
                         Morris L. Maurer, President (Principal Executive Officer)       Date

By (Signature and Title) /S/ Philip B. Roby                                         March 23, 2007
                         ---------------------------------------------------------  --------------
                         Philip B. Roby, Executive Vice President                        Date

By (Signature and Title) /S/ Debra L. Ross                                          March 23, 2007
                         ---------------------------------------------------------  --------------
                         Debra L. Ross, Senior Vice President (Principal Financial       Date
                         and Accounting Officer)

By (Signature and Title) /S/ Michael S. Maurer                                      March 23, 2007
                         ---------------------------------------------------------  --------------
                         Michael S. Maurer, Chairman of the Board                        Date

By (Signature and Title) /S/ Kathryn G. Betley                                      March 23, 2007
                         ---------------------------------------------------------  --------------
                         Kathryn G. Betley, Director                                     Date

By (Signature and Title) /S/ David R. Frick                                         March 23, 2007
                         ---------------------------------------------------------  --------------
                         David R. Frick, Director                                        Date

By (Signature and Title) /S/ Andre B. Lacy                                          March 23, 2007
                         ---------------------------------------------------------  --------------
                         Andre B. Lacy, Director                                         Date

By (Signature and Title) /S/ William S. Oesterle                                    March 23, 2007
                         ---------------------------------------------------------  --------------
                         William S Oesterle, Director                                    Date

By (Signature and Title) /S/ Todd H. Stuart                                         March 23, 2007
                         ---------------------------------------------------------  --------------
                         Todd H. Stuart, Director                                        Date

By (Signature and Title) /S/ John T. Thompson                                       March 23, 2007
                         ---------------------------------------------------------  --------------
                         John T. Thompson, Director                                      Date