Form 10-Q
period 2007-03-31
NATIONAL BANK OF INDIANAPOLIS CORP
filed 2007-05-11
CIK 912382

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

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
                                                    Yes [ ]           No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock                                Outstanding at May 11, 2007
-----------------------                         ---------------------------
   [Common Stock,                                      2,319,237 shares
no par value per share]

                                Table of Contents
                  The National Bank of Indianapolis Corporation

                               Report on Form 10-Q
                                for Quarter Ended
                                 March 31, 2007


PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements (Unaudited)
           Consolidated Balance Sheets - March 31, 2007
           and December 31, 2006...............................................1
           Consolidated Statements of Income - Three Months
           ended March 31, 2007 and 2006.......................................2
           Consolidated Statements of Cash Flows - Three Months
           ended March 31, 2007 and 2006.......................................3
           Consolidated Statements of Shareholders' Equity - Three Months
           ended March 31, 2007 and 2006.......................................4
           Notes to Consolidated Financial Statements.......................5-12


Item 2.    Management's Discussion and Analysis............................13-25

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.........25

Item 4.    Controls and Procedures............................................26


PART II -  OTHER INFORMATION

Item 1.    Legal Proceedings..................................................27
Item 1.A.  Risk Factors.......................................................27
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.....27-28
Item 3.    Defaults Upon Senior Securities....................................28
Item 4.    Submission of Matters to a Vote of Security Holders................28
Item 5.    Other Information .................................................28
Item 6.    Exhibits........................................................28-30
Signatures ...................................................................31

Part I - Financial Information
Item 1. Financial Statements

                  The National Bank of Indianapolis Corporation
                           Consolidated Balance Sheets

                                                                             March 31,        December 31,
                                                                                  2007                2006
                                                                            (Unaudited)              (Note)
                                                                   ----------------------------------------
Assets
Cash and cash equivalents
     Cash and due from banks                                             $   121,911,467    $    71,227,890
     Reverse repurchase agreements                                             1,000,000          1,000,000
     Federal funds sold                                                       49,239,342         39,648,321
                                                                   ----------------------------------------
Total cash and cash equivalents                                              172,150,809        111,876,211

Investment securities
     Available-for-sale securities                                            56,112,194         60,790,222
     Held-to-maturity securities (Fair value of $81,856,479 and
     $85,279,591)                                                             82,506,580         86,197,233
                                                                   ----------------------------------------
Total investment securities                                                  138,618,774        146,987,455

Loans                                                                        745,445,073        744,537,934
     Less:  Allowance for loan losses                                         (8,608,995)        (8,513,098)
                                                                   ----------------------------------------
Net loans                                                                    736,836,078        736,024,836
Premises and equipment                                                        15,447,712         12,066,888
Accrued interest                                                               5,249,413          5,477,689
Federal Reserve and FHLB stock                                                 3,149,900          3,149,900
Other assets                                                                  18,681,252         18,848,856
                                                                   ----------------------------------------
Total assets                                                             $ 1,090,133,938    $ 1,034,431,835
                                                                   ========================================

Liabilities and shareholders' equity
Deposits:
     Noninterest-bearing demand deposits                                 $   165,200,750    $   181,953,564
     Money market and savings deposits                                       577,508,351        505,314,281
     Time deposits over $100,000                                             108,947,076        107,050,693
     Other time deposits                                                      83,739,146         80,765,095
                                                                   ----------------------------------------
Total deposits                                                               935,395,323        875,083,633
Security repurchase agreements                                                54,373,842         59,133,328
FHLB advances                                                                 14,000,000         14,000,000
Subordinated debt                                                              5,000,000          5,000,000
Junior subordinated debentures owed to unconsolidated subsidiary trust        13,918,000         13,918,000
Other liabilities                                                              5,473,457          7,512,043
                                                                   ----------------------------------------
Total liabilities                                                          1,028,160,622        974,647,004

Shareholders' equity:
     Common stock, no par value:
     Authorized shares 2007 and 2006 - 3,000,000 shares;
     issued 2,692,221 in 2007 and 2,677,870 in 2006;
     outstanding 2,317,237 in 2007 and 2,310,486 in 2006                      17,649,949         17,801,380
     Additional paid in capital                                                6,215,414          5,826,532
     Retained earnings                                                        38,362,571         36,689,902
     Accumulated other comprehensive loss                                       (254,618)          (532,983)
                                                                   ----------------------------------------
Total shareholders' equity                                                    61,973,316         59,784,831
                                                                   ----------------------------------------
Total liabilities and shareholders' equity                               $ 1,090,133,938    $ 1,034,431,835
                                                                   ========================================

Note: The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements.

                  The National Bank of Indianapolis Corporation
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                          Three months ended
                                                                               March 31,
                                                                        2007              2006
                                                                  ------------------------------------
Interest income:
     Interest and fees on loans                                        $ 13,929,999      $ 12,073,590
     Interest on investment securities taxable                            1,466,813         1,191,074
     Interest on investment securities nontaxable                           454,010           419,652
     Interest on federal funds sold                                         500,918           411,558
     Interest on reverse repurchase agreements                               12,500            51,375
                                                                  ------------------------------------
Total interest income                                                    16,364,240        14,147,249

Interest expense:
     Interest on deposits                                                 7,230,782         5,302,610
     Interest on security repurchase agreements                             513,381           484,578
     Interest on FHLB advances and overnight borrowings                     167,200           289,509
     Interest on long term debt                                             469,040           459,103
                                                                  ------------------------------------
Total interest expense                                                    8,380,403         6,535,800
                                                                  ------------------------------------
Net interest income                                                       7,983,837         7,611,449

Provision for loan losses                                                   225,000           411,000
                                                                  ------------------------------------
Net interest income after provision for loan losses                       7,758,837         7,200,449

Other operating income:
     Wealth management fees                                                 925,767           838,920
     Rental income                                                          149,453           125,780
     Service charges and fees on deposit accounts                           450,238           407,810
     Mortgage banking income                                                 62,317            78,215
     Interchange income                                                     189,986           179,602
     Other                                                                  403,213           257,788
                                                                  ------------------------------------
Total other operating income                                              2,180,974         1,888,115

Other operating expenses:
     Salaries, wages and employee benefits                                4,650,081         4,075,231
     Occupancy                                                              447,472           420,795
     Furniture and equipment                                                306,578           267,401
     Professional services                                                  382,259           395,082
     Data processing                                                        441,551           446,642
     Business development                                                   343,376           302,285
     Other                                                                  915,317           877,284
                                                                  ------------------------------------
Total other operating expenses                                            7,486,634         6,784,720
                                                                  ------------------------------------
Net income before tax                                                     2,453,177         2,303,844
     Federal and state income tax                                           780,508           773,110
                                                                  ------------------------------------
Net income after tax                                                   $  1,672,669      $  1,530,734
                                                                  ====================================


Basic earnings per share                                               $       0.72      $       0.67
                                                                  ====================================

Diluted earnings per share                                             $       0.69      $       0.64
                                                                  ====================================

See notes to consolidated financial statements.

                  The National Bank of Indianapolis Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                              Three months ended
                                                                                                    March 31,
                                                                                           2007                 2006
                                                                                  ---------------------------------------
Operating Activities
Net Income                                                                           $   1,672,669         $   1,530,734
Adjustments to reconcile net income to net cash
        provided (used) by operating activities:
             Provision for loan losses                                                     225,000               411,000
             Proceeds from sale of loans                                                 2,394,000             5,192,880
             Origination of loans held for sale                                         (2,209,000)           (2,275,901)
             Depreciation and amortization                                                 352,961               385,636
             Mortgage servicing rights fair market value adjustments                        49,391               (35,632)
             Gain on sale of loans                                                         (30,064)              (31,915)
             Net decrease (increase) in deferred income taxes                               38,112              (178,998)
             Excess tax benefit from exercise of options                                  (184,441)             (108,878)
             Net accretion/amortization of discounts and premiums on investments            57,550                75,970
             Compensation expense related to restricted stock and options                  204,441               112,455
             (Increase) decrease in:
                 Accrued interest receivable                                               228,276                41,714
                 Other assets                                                               32,879              (571,226)
             Increase (decrease) in:
                 Other liabilities                                                      (1,854,145)             (703,453)

                                                                                  ---------------------------------------
Net cash provided by operating activities                                                  977,629             3,844,386
                                                                                  ---------------------------------------

Investing Activities
Proceeds from maturities of investment securities held
        to maturity                                                                      3,629,671             1,726,478
Proceeds from maturities of investment securities available
        for sale                                                                        21,003,219            11,005,197
Purchases of investment securities held to maturity                                             --           (10,523,243)
Purchases of investment securities available for sale                                  (15,996,172)             (981,875)
Net (increase) decrease in loans                                                        (1,191,178)            4,543,412
Purchases of bank premises and equipment                                                (3,733,785)             (484,789)

                                                                                  ---------------------------------------
Net cash provided by investing activities                                                3,711,755             5,285,180
                                                                                  ---------------------------------------

Financing Activities
Net increase in deposits                                                                60,311,690            62,416,857
Net increase (decrease) in security repurchase agreements                               (4,759,486)            6,702,424
Net change in FHLB borrowings                                                                   --            (5,000,000)
Income tax benefit from exercise of options (FASB 123(R))                                  184,441               108,878
Proceeds from issuance of stock                                                            213,538               201,250
Repurchase of stock                                                                       (364,969)             (147,102)

                                                                                  ---------------------------------------
Net cash provided by financing activities                                               55,585,214            64,282,307
                                                                                  ---------------------------------------

Increase in cash and cash equivalents                                                   60,274,598            73,411,873

Cash and cash equivalents at beginning of year                                         111,876,211         $  70,438,111
                                                                                  ---------------------------------------

Cash and cash equivalents at end of period                                           $ 172,150,809         $ 143,849,984
                                                                                  =======================================


Interest paid                                                                        $   8,599,207         $   6,728,454
                                                                                  =======================================

Income taxes paid                                                                    $      41,803         $     481,105
                                                                                  =======================================

See notes to consolidated financial statements.

                  The National Bank of Indianapolis Corporation
                 Consolidated Statement of Shareholders' Equity
                                   (Unaudited)

                                                                                                          Accumulated
                                                                                            Additional      and Other
                                                    Common        Unearned       Paid In      Retained  Comprehensive
                                                     Stock    Compensation       Capital      Earnings         Income         TOTAL
                                              -------------------------------------------------------------------------------------
Balance at December 31, 2005                  $ 19,549,673   $   (357,507)  $  4,009,263  $ 29,627,677  $ (1,246,584)  $ 51,582,522

Comprehensive income:
     Net income                                         --             --             --     1,530,734            --      1,530,734
     Other comprehensive income
         Net unrealized loss on investments,
           net of tax of $45,240                        --             --             --            --       (68,973)       (68,973)
         Net unrealized gain on swap
          net of tax $4,602                             --             --             --            --         7,017          7,017

                                                                                                                       ------------
Total comprehensive income                              --             --             --            --            --      1,468,778

Income tax benefit from exercise of
     warrants & options                                 --             --        108,878            --            --        108,878
Issuance of stock 11,500 shares of
     common stock under stock-based
     compensation plans                            201,250             --             --            --            --        201,250

Repurchase of stock 3,557 shares of
     comon stock                                  (147,102)            --             --            --            --       (147,102)
Compensation earned                                     --             --        112,455            --            --        112,455
Adoption of FASB 123(R) reversal of
    (41,700) shares of unvested restricted
    common stock                                (1,172,525)       357,507        815,018            --            --             --
                                              -------------------------------------------------------------------------------------
Balance at March 31, 2006                     $ 18,431,296   $         --   $  5,045,614  $ 31,158,411  $ (1,308,540)  $ 53,326,781
                                              =====================================================================================



Balance at December 31, 2006                  $ 17,801,380   $         --   $  5,826,532  $ 36,689,902  $   (532,983)  $ 59,784,831

Comprehensive income:
     Net income                                         --             --             --     1,672,669            --      1,672,669
     Other comprehensive income
         Net unrealized gain on investments,
           net of tax of $128,960                       --             --             --            --       196,614        196,614
         Net unrealized gain on swap
          net of tax $53,621                            --             --             --            --        81,751         81,751

                                                                                                                       ------------
Total comprehensive income                              --             --             --            --            --      1,951,034

Income tax benefit from exercise of
   warrants & options                                   --             --        184,441            --            --        184,441
Issuance of 14,350 shares of common stock
   under stock-based compensation plans            213,538             --             --            --            --        213,538
Repurchase of 7,598 shares of common stock        (364,969)            --             --            --            --       (364,969)
Compensation earned                                     --             --        204,441            --            --        204,441
                                              -------------------------------------------------------------------------------------
Balance at March 31, 2007                     $ 17,649,949   $         --   $  6,215,414  $ 38,362,571  $   (254,618)  $ 61,973,316
                                              =====================================================================================

See notes to consolidated financial statements.

                        The National Bank of Indianapolis
                                   Corporation

                   Notes to Consolidated Financial Statements

                                 March 31, 2007

                          Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of The National Bank of Indianapolis Corporation ("Corporation") and its wholly-owned subsidiary, The National Bank of Indianapolis ("Bank"). All intercompany transactions between the Corporation and its subsidiary have been properly eliminated. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Form 10-K for the year ended December 31, 2006.

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

In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46(R), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46), the Corporation does not consolidate the Trust in its financial statements. The junior subordinated debt obligation issued to the Trust of $13,918,000 for March 31, 2007 and December 31, 2006, respectively, is reflected in the Corporation's consolidated balance sheets. The junior subordinated debentures owed to the Trust and held by the Corporation qualify as Tier 1 capital for the Corporation under Federal Reserve Board guidelines.

Interest payments made on the junior subordinated debentures are reported as a component of interest expense on long-term debt.

                          Note 3: Investment Securities

The securities available for sale and held to maturity are summarized as follows:

                                                       Available-for-Sale Securities
                                      ----------------------------------------------------------
                                                          Gross          Gross        Estimated
                                        Amortized      Unrealized     Unrealized         Fair
                                           Cost           Gain           Loss           Value
                                      ----------------------------------------------------------
March 31, 2007
 U.S. Treasury securities               $ 1,494,940    $     1,484    $       344    $ 1,496,080
 U.S. Government agencies                55,000,000         73,050        470,400     54,602,650
 Collateralized mortgage obligations         13,454             10             --         13,464
                                      ----------------------------------------------------------
                                        $56,508,394    $    74,544    $   470,744    $56,112,194
                                      ==========================================================
December 31, 2006
 U.S. Treasury securities               $ 1,495,336    $        --    $       981    $ 1,494,355
 U.S. Government agencies                60,000,000             --        720,799     59,279,201
 Collateralized mortgage obligations         16,659              7             --         16,666
                                      ----------------------------------------------------------
                                        $61,511,995    $         7    $   721,780    $60,790,222
                                      ==========================================================


                                                        Held-to-Maturity Securities
                                      ----------------------------------------------------------
                                                          Gross          Gross        Estimated
                                        Amortized      Unrealized     Unrealized         Fair
                                           Cost           Gain           Loss           Value
                                      ----------------------------------------------------------
March 31, 2007
 Municipals                             $46,249,589    $   250,078    $   128,068    $46,371,599
 Collateralized mortgage obligations     36,031,991             --        771,422     35,260,569
 Other securities                           225,000          1,217          1,906        224,311
                                      ----------------------------------------------------------
                                        $82,506,580    $   251,295    $   901,396    $81,856,479
                                      ==========================================================
December 31, 2006
 Municipals                             $46,247,490    $   247,212    $   211,345    $46,283,357
 Collateralized mortgage obligations     39,724,743             --        952,366     38,772,377
 Other securities                           225,000          1,182          2,325        223,857
                                      ----------------------------------------------------------
                                        $86,197,233    $   248,394    $ 1,166,036    $85,279,591
                                      ==========================================================

The Corporation held 63 investment securities as of March 31, 2007 of which the amortized cost was greater than market value. The majority of these investment securities were purchased during 2005 and 2006. Management does not believe any individual unrealized loss as of March 31, 2007 represents an other-than temporary impairment. The unrealized losses relate primarily to securities issued by the Federal Home Loan Mortgage Corporation (FHLMC), Municipalities, and Collateralized Mortgage Obligations.

The unrealized losses in the securities issued by the U.S. Treasury and FHLMC are primarily attributable to changes in interest rates, and individually were 3.26% or less of their respective amortized cost basis. Accordingly, the Corporation believes the credit risk embedded in these securities to be inherently low and the unrealized loss is primarily attributable to changes in interest rates. The Corporation has both the intent and ability to hold these securities for a time necessary to recover the amortized cost. The unrealized losses in the securities issued by the Municipalities are classified as held-to-maturity.

Available for Sale Securities
                                            Less than 12 months                Greater than 12 months
                                       In an unrealized loss position      In an unrealized loss position
                                    -----------------------------------  -----------------------------------
                                                                                                                Total       Total
                                    Unrealized    Number                 Unrealized     Number                Unrealized  Estimated
                                       Loss         of       Estimated      Loss          of       Estimated     Loss       Fair
       March 31, 2007                 Amount    Securities   Fair Value    Amount     Securities   Fair Value   Amount      Value
                                    -----------------------------------  -----------------------------------------------------------
Investment securities:
       U.S. treasury securities     $     344   $       1   $   497,815  $       --   $      --   $        --  $    344  $   497,815
       U. S. government agencies           --          --            --     470,400           1    19,529,600   470,400   19,529,600
                                    ------------------------------------------------------------------------------------------------
Total                               $     344   $       1   $   497,815  $  470,400   $       1   $19,529,600  $470,744  $20,027,415
                                    ================================================================================================




Held to Maturity Securities
                                            Less than 12 months                Greater than 12 months
                                       In an unrealized loss position      In an unrealized loss position
                                    -----------------------------------  -----------------------------------
                                                                                                                Total       Total
                                    Unrealized    Number                 Unrealized     Number                Unrealized  Estimated
                                       Loss         of       Estimated      Loss          of       Estimated     Loss       Fair
       March 31, 2007                 Amount    Securities   Fair Value    Amount     Securities   Fair Value   Amount      Value
                                    -----------------------------------  -----------------------------------------------------------

Investment securities:
        Collateralized mortgage
        obligations                 $      --          --   $        --  $  771,422           3   $35,260,569  $771,422  $35,260,569
        Municipal Bonds                    --          --            --     128,068          52    24,280,759   128,068   24,280,759
        Other securities                  385           1        24,615       1,521           5       123,478     1,906      148,093
                                    ------------------------------------------------------------------------------------------------
Total                               $     385   $       1   $    24,615  $  901,011          60   $59,664,806  $901,396  $59,689,421
                                    ================================================================================================


Investment securities with a carrying value of approximately $55,000,000 and $60,000,000 at March 31, 2007 and December 31, 2006, respectively, were pledged as collateral for bankruptcy accounts to the U.S. Department of Justice, Treasury Tax and Loan, and securities sold under agreements to repurchase.

                                  Note 4: Loans
Loans consist of the following:

                                                      March 31, 2007       December 31, 2006
                                                   -----------------------------------------
Residential loans secured by real estate               $ 278,681,216          $ 271,374,185
Commercial loans secured by real estate                  139,280,549            141,955,758
Other commercial and industrial loans                    277,601,716            278,924,252
Consumer loans                                            49,881,592             52,283,739
                                                   -----------------------------------------
Total loans                                              745,445,073            744,537,934
Less allowance for loan losses                            (8,608,995)            (8,513,098)
                                                   -----------------------------------------
Total loans, net                                       $ 736,836,078          $ 736,024,836
                                                   =========================================



The Corporation periodically sells residential mortgage loans it originates based on the overall loan demand of the Corporation and outstanding balances of the residential mortgage portfolio. As of March 31, 2007 and December 31, 2006, loans held for sale totaled $1,775,831 and $1,485,000, respectively, and are included in the totals above.

Activity in the allowance for loan losses was as follows:

                                                 Three months ended
                                                       March 31,
                                                2007              2006
                                         ----------------------------------
Beginning balance                            $ 8,513,098       $ 8,346,390
Loans (charged off) recoveries-net              (129,103)           33,753
Provision for loan losses                        225,000           411,000
                                         ----------------------------------
Ending balance                               $ 8,608,995       $ 8,791,143
                                         ==================================


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

Under the terms of the agreement, there are various interest rate options available. Each floating rate option is available for a fixed term of 1-3 months. The Bank is currently paying adjusted 1-month LIBOR plus 2.0% which equates to 7.32% at March 31, 2007. Interest payments are due at the expiration of the fixed term option.

              Note 6: Derivative Instruments and Hedging Activities

During 2004, the Corporation entered into an interest rate swap, which expires April 15, 2007, to reduce the volatility of variable interest payments received on a portion of its overnight federal funds sold. This interest rate swap qualified as and is being accounted for as a cash flow hedge pursuant to Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS 133"). SFAS 133 requires changes in the fair value of cash flow hedges to be reported as a component of Other Comprehensive Income, net of deferred taxes.

                                                March 31, 2007                     December 31, 2006
----------------------------------------------------------------------------------------------------------------
                                                                  Net                                   Net
                                                              Ineffective                           Ineffective
                                      Notional   Derivative   Hedge Gains    Notional   Derivative   Hedge Gains
                                       Amount    Liability     (Losses)       Amount    Liability     (Losses)
-------------------------------------------------------------------------  -------------------------------------
Cash Flow Hedge
 Overnight Federal Funds Sold
  Receive fixed interest rate swap  $ 20,000,000  $ 25,422       $  --     $ 20,000,000  $ 160,795       $  --

                        Note 7: Stock Based Compensation

During the first quarter of 2007, one director and seven officers of the Corporation exercised options to purchase 14,350 common shares in aggregate. The weighted average exercise price was $14.88 and the weighted average fair market value of the stock was $47.79.

Due to the exercise of these options for the three months ended March 31, 2007, the Corporation will receive a deduction for tax purposes for the difference between the fair value of the stock at the date of exercise and the exercise price. In accordance with Financial Accounting Standards Board ("FASB") Statement No. 123(R), "Share Based Payment" ("SFAS 123(R)"), the Corporation has recorded the income tax benefit of $184,441 as additional paid in capital for the three months ended March 31, 2007.

                           Note 8: Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                         Three months ended
                                                                              March 31,
                                                                          2007                2006
                                                                          ----                ----

Basic average shares outstanding                                     2,318,492           2,292,546
                                                              =================   =================

Net income                                                         $ 1,672,669         $ 1,530,734
                                                              =================   =================

Basic net income per common share                                        $0.72               $0.67
                                                              =================   =================

Diluted
     Average shares outstanding                                      2,318,492           2,292,546
     Nonvested restricted stock                                         24,709              24,138
     Common stock equivalents
        Net effect of the assumed exercise of stock options             70,962              62,429
                                                              -----------------   -----------------
Diluted average shares                                               2,414,163           2,379,113
                                                              =================   =================

Net income                                                         $ 1,672,669         $ 1,530,734
                                                              =================   =================

Diluted net income per common share                                $      0.69         $      0.64
                                                              =================   =================

                          Note 9: Comprehensive Income

The following is a summary of activity in accumulated other comprehensive income:

                                                           Three months ended
                                                         March 31,       March 31,
                                                          2007             2006
                                                       ---------------------------
Accumulated unrealized loss on securities available
for sale at beginning of period, net of tax            $  (435,879)    $  (922,349)
Net unrealized gains (losses) for period                   325,574        (114,213)
   Tax benefit (expense)                                  (128,960)         45,240
                                                       ---------------------------
Ending other comprehensive loss at end of period,
net of tax                                             $  (239,265)    $  (991,322)
                                                       ===========================


Accumulated unrealized loss on swap at beginning
of period, net of tax                                  $   (97,104)    $  (324,235)
Net unrealized gain for period                             135,372          11,619
   Tax expense                                             (53,621)         (4,602)
                                                       ---------------------------
Ending other comprehensive loss at end of period,
net of tax                                             $   (15,353)    $  (317,218)
                                                       ===========================


Accumulated other comprehensive loss at beginning
of period, net of tax                                  $  (532,983)    $(1,246,584)
Other comprehensive income (loss), net of tax              278,365         (61,956)
                                                       ---------------------------
Accumulated other comprehensive loss at end of
period, net of tax                                     $  (254,618)    $(1,308,540)
                                                       ===========================

                     Note 10: Commitments and Contingencies

Off-balance sheet financial instruments representing commitments to extend credit as of March 31, 2007 and December 31, 2006 are as follows:

                                        March 31, 2007        December 31, 2006
                                  ---------------------  -----------------------

Commercial credit lines                  $ 197,008,532            $ 201,846,125
Revolving home equity and
credit card lines                           91,783,557               91,072,318
Standby letters of credit                   13,485,096               13,556,888
Other loans                                  2,394,822                2,382,635
                                  ---------------------  -----------------------
                                         $ 304,672,007            $ 308,857,966
                                  =====================  =======================


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

                    Note 11: Recent Accounting Pronouncements

Sarbanes-Oxley Act

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

Statement No. 155 - Accounting for Certain Hybrid Financial Instruments

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155 ("SFAS No. 155"), Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. ("SFAS No. 140"). SFAS No. 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal only strips are not subject to the requirements of SFAS 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. Additionally, SFAS No. 155 amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 was effective for the Corporation on January 1, 2007 and did not have a significant impact on the Corporation's financial statements.

Statement No. 156 - Accounting for Servicing of Financial Assets

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156 ("SFAS No. 156"), Accounting for Servicing of Financial Assets, an amendment of SFAS Statement No. 140. SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS No. 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 was effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements for any period of that fiscal year. On January 1, 2007 the Corporation adopted SFAS No. 156 and it did not have a significant impact on the Corporation's financial statements.

FIN 48 - Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation provides guidance on a threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 was effective for the Corporation on January 1, 2007. The adoption of FIN 48 did not have a significant impact on the Corporation's financial statements.

Statement No. 157 - Fair Value Measurements

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

Statement No. 159 - The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (SFAS 159) which permits entities to measure eligible financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007; however, early adoption is permitted. The Corporation continues to evaluate the potential adoption, but does not expect it to have a significant impact on the Corporation's financial statements.

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

The primary source of the Corporation's revenue is net interest income from loans and deposits and fees from financial services provided to customers. Overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace tend to influence business volumes.

The Corporation recorded net income of $1,672,669 or $0.69 per diluted share for the three month period ending March 31, 2007 compared to $1,530,734 or $0.64 per diluted share for the three month period ending March 31, 2006.

The risks and challenges that management believes will be important for the remainder of 2007 are price competition for loans and deposits by new market entrants as well as established competitors.

Forward Looking Information

This section contains forward looking statements. Forward looking statements give current expectations or forecasts of future events and are not guarantees of future performance. The forward looking statements are based on management's expectations and are subject to a number of risks and uncertainties. Although management believes the expectations reflected in such forward looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, the Corporation's ability to execute its business plans; changes in general economic and financial market conditions; changes in interest rates; changes in competitive conditions; continuing consolidation in the financial services industry; new litigation or changes in existing litigation; losses, customer bankruptcy, claims and assessments; changes in banking regulations or other regulatory or legislative requirements that impact the Corporation's business; and changes in accounting policies and procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements is available in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006.

Critical Accounting Policies

The Corporation's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow modeling techniques.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate based on management's judgment applying the principles of SFAS 5, "Accounting for Contingencies," SFAS 114, "Accounting by Creditors for Impairment of a Loan," and SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." The allowance is maintained at a level we believe is adequate to absorb probable losses inherent in the loan portfolio. We perform an assessment of the adequacy of the allowance on a quarterly basis.

Within the allowance, there are specific and expected loss components. The specific loss component is assessed for loans we believe to be impaired in accordance with SFAS 114. Loans are considered to be impaired when it is determined that the obligor will not pay all contractual principal and interest due. For loans determined to be impaired, we measure the level of impairment by comparing the loan's carrying value to fair value using one of the following fair value measurement techniques: present value of expected future cash flows, observable market price, or fair value of the associated collateral. An allowance is established when the fair value implies a value that is lower than the carrying value of that loan. In addition to establishing allowance levels for specifically identified impaired loans, management determines an allowance for all other loans in the portfolio for which historical experience indicates that certain losses exist in accordance to SFAS 5. These loans are segregated by major product type and/or risk grade with an estimated loss ratio applied against each product type and/or risk grade. The loss ratio is generally based upon historic loss experience for each loan type as adjusted for certain environmental factors management believes to be relevant.

It is the policy of the Corporation to promptly charge off any commercial loan, or portion thereof, which is deemed to be uncollectible. This includes, but is not limited to, any loan rated "Loss" by the regulatory authorities. Impaired commercial credits are considered on a case-by-case-basis. The amount charged off only includes principal. Any accrued interest is charged against interest income. Unless there is a significant reason to the contrary, consumer loans are charged off when deemed uncollectible, but generally no later than when a loan is past due 150 days.

Mortgage Servicing Rights

During 2006, mortgage servicing rights were recognized as separate assets when rights were acquired through the sale of mortgage loans. Capitalized mortgage servicing rights were reported in other assets and were amortized and netted against mortgage banking income in proportion to, and over the period of, the estimated future servicing income of the underlying financial assets. Mortgage servicing rights were evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment was recorded in a valuation allowance.

On January 1, 2007, the Corporation adopted FASB Statement No. 156, Accounting for Servicing of Financial Assets (FASB No. 156), an amendment of FASB No. 140. FASB No. 156 requires all separately recognized servicing assets and servicing liabilities to be measured at fair value. Fair value is determined by stratifying rights by predominant characteristics, such as loan type, interest rates, maturities, and other terms and using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Estimates of fair value include assumptions about loan prepayment speeds, servicing costs and revenues, interest rates, and other factors which may change over time. The change in fair value is reflected in earnings as a component of mortgage banking income.

Derivative Instruments and Hedging Activities

In 2004, the Corporation entered into a three-year interest rate swap, which expires April 15, 2007, to protect the risk of adverse interest rate movements on the value of future cash flows related to its investment in overnight Federal Funds sold. Pursuant to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, (Statement 133) cash flow hedges are accounted for by recording the fair value of the derivative instrument on the consolidated balance sheets as either an asset or liability, with a corresponding offset recorded in other comprehensive income within shareholders' equity, net of tax. See Note 6, "Derivative Instruments and Hedging Activities" in the notes to consolidated financial statements of this report for further information.

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

Three months ended March 31, 2007 compared to the three months ended March 31, 2006:

The Corporation's results of operations depend primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. The Corporation had net interest income of $7,983,837, for the three months ended March 31, 2007 compared to net interest income of $7,611,449 for the three months ended March 31, 2006. This growth in net interest income was primarily the result of earning asset growth and a wider spread between the yield earned on loans and the yield paid on deposits due to higher short-term interest rates in 2007 compared to the same period the previous year. Overall average loans increased $66,000,000 for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

Average balances are computed using daily actual balances. The average loan balance includes non-accrual loans and the interest recognized prior to becoming non-accrual is reflected in the interest income for loans. Interest income on loans includes loan fees of $95,303, and $124,429, for the period ending March 31, 2007, and 2006, respectively.

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

The provision for loan losses was $225,000 for the three months ended March 31, 2007 compared to a $411,000 provision for loan losses for the three months ended March 31, 2006.

The provision for loan losses decreased for the three months ended March 31, 2007 over the same period of the previous year. Based on management's risk assessment and evaluation of the probable losses of the loan portfolio, management believes that the current allowance for loan losses is adequate to provide for probable losses in the loan portfolio.

The following table sets forth activity in the allowance for loan losses:

                                                               Three months ended
                                                                   March 31,
                                                        2007                      2006
                                               -----------------------   -----------------------
Beginning of Period                                       $ 8,513,098               $ 8,346,390
       Provision for loan losses                              225,000                   411,000


       Chargeoffs:
             Commercial                                        49,529                    88,451
             Residential Mortgage                              65,017                    11,550
             Consumer                                          42,007                        --
                                               -----------------------   -----------------------
                                                              156,553                   100,001

       Recoveries
             Commercial                                         5,381                    59,749
             Residential Mortgage                              21,369                    73,972
             Credit Cards                                         700                        33
                                               -----------------------   -----------------------
                                                               27,450                   133,754

                                               -----------------------   -----------------------
End of Period                                             $ 8,608,995               $ 8,791,143
                                               =======================   =======================

Allowance as a % of Loans                                       1.15%                     1.30%


Loans past due over 30 days totaled $5,778,263, or .78% of total loans at March 31, 2007 compared to $3,400,856 or .50% of total loans at March 31, 2006.

Loans are considered to be impaired when it is determined that the obligor will not pay all contractual principal and interest when due. The table below summarizes the number of number of loans considered to be impaired and the combined balance of those loans.


                                Number of impaired   Combined balance of
Period ending                   loans                impaired loans
------------------------------------------------------------------------
March 31, 2007                          39                   $6,475,243
December 31, 2006                       35                   $7,152,091
March 31, 2006                          39                   $3,766,558

For loans classified as impaired at March 31, 2007, the contractual interest due and the actual accrued interest recorded and paid on those loans during 2007 was $185,491 and $0, respectively. The related allowance on impaired loans at March 31, 2007 was $362,994.

At March 31, 2007 and 2006 there were approximately $865 and $15,937 of loans greater than 90 days and still accruing interest.

It is the policy of the Corporation to review each prospective credit in order to determine the appropriateness and when required the adequacy of security or collateral necessary when making a loan. The type of collateral when required will vary from liquid assets to real estate. The Corporation seeks to assure access to collateral in the event of default through adherence to state lending laws and the Corporation's credit monitoring procedures.

The amount of loans pledged as collateral for FHLB advances as of March 31, 2007 and 2006 was $20,300,000 and $27,550,000, respectively.


Other Operating Income
----------------------

The following table details the components of other operating income for the three months ended March 31, 2007 and 2006:

                                                         Three months ended
                                                             March 31,
                                                       2007              2006        $ Change      % Change
                                                 -----------------------------------------------------------
Wealth management fees                             $   925,767      $   838,920      $  86,847        10.4%
Rental income                                          149,453          125,780         23,673        18.8%
Service charges and fees on deposit accounts           450,238          407,810         42,428        10.4%
Mortgage banking income                                 62,317           78,215        (15,898)      -20.3%
Interchange income                                     189,986          179,602         10,384         5.8%
Other                                                  403,213          257,788        145,425        56.4%
                                                 -----------------------------------------------------------
Total other operating income                       $ 2,180,974      $ 1,888,115      $ 292,859        15.5%
                                                 ===========================================================

Other operating income for the three months ended March 31, 2007 increased compared to the three months ended March 31, 2006.

Wealth management fees increased for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. The net increase in wealth management fees is attributable to the overall price appreciation in the stock and treasury markets and an increase in assets under management.

Rental income increased for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. The increase is due to the Corporation purchasing the building and land at 4930 North Pennsylvania Street, where the Bank operates a banking center, in January 2007 and recording rental income from other tenants for the three months ended March 31, 2007.

Service charges and fees on deposit accounts increased for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. The increase is primarily attributable to an increase in service charges collected for DDA business accounts, overdraft and NSF fees, foreign wire fees, and daily overdraft fees collected.

Mortgage banking income decreased for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. Net gains on mortgage loans sold decreased slightly for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. The net gains on mortgage loan sales for the three months ended March 31, 2007 was $30,064 as compared to $31,915 for the three months ended March 31, 2006. Mortgage originations were in excess of $2,880,000, with $2,394,000 being sold to the secondary market in the first three months of 2007 as compared to mortgage originations in excess of $5,739,650 with sales of $5,192,880 to the secondary market in the first three months of 2006. When a mortgage loan is sold and the mortgage servicing rights ("MSR") are retained, the MSR is recorded as an asset on the balance sheet. The value of the MSRs is sensitive to changes in interest rates. In a declining interest rate environment, mortgage loan refinancings generally increase, causing actual and expected loan prepayments to increase, which decreases the value of existing MSRs. Conversely, as interest rates rise, mortgage loan refinancings generally decline, causing actual and expected loan prepayments to decrease, which increases the value of the MSRs.

Due to the adoption of FASB No. 156, on January 1, 2007, the MSRs are carried at fair value. Therefore, MSRs are no longer amortized and a valuation reserve is no longer carried against the MSRs. For the three months ended March 31, 2007, there was a write down of the fair value of the MSRs in the amount of $49,391. For the three months ended March 31, 2006, the valuation reserve decreased $35,632 and $67,427 was recorded as amortization of MSRs for a net decrease to mortgage banking income of $31,795.

Interchange income increased for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. The increase is attributable to higher transaction volumes for debit cards in 2007 compared to the same period the previous year.

Other income increased for the three months ended March 31, 2007 as compared to three months ended March 31, 2006. The increase is primarily due to income earned on a Bank Owned Life Insurance Policy purchased during the third quarter of 2006. Additionally, there was an increase in documentation fees, Master Card/Visa merchant fees, and Dreyfus money market sweep fees.

Other Operating Expenses
------------------------

The following table details the components of other operating expense:

                                               Three months ended
                                                    March 31,
                                              2007            2006        $ Change      % Change
                                         --------------------------------------------------------
Salaries, wages, and employee benefits     $ 4,650,081     $ 4,075,231    $ 574,850        14.1%
Occupancy                                      447,472         420,795       26,677         6.3%
Furniture and equipment                        306,578         267,401       39,177        14.7%
Professional services                          382,259         395,082      (12,823)       -3.2%
Data Processing                                441,551         446,642       (5,091)       -1.1%
Business development                           343,376         302,285       41,091        13.6%
Other                                          915,317         877,284       38,033         4.3%
                                         --------------------------------------------------------
Total other operating expenses             $ 7,486,634     $ 6,784,720    $ 701,914        10.3%
                                         ========================================================

Other operating expenses for the three months ended March 31, 2007 increased as compared to the three months ended March 31, 2006.

Salaries, wages and employee benefits increased for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. The increase is due to an increase in full-time equivalent employees, annual merit increases for many employees, group medical insurance, 401K contributions, and additional stock option expense related to grants to officers of the Bank during the second quarter 2006.

Occupancy expense increased for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. The increase is due to an increase in depreciation expense relating to the purchase of the 4930 North Pennsylvania Street building in January 2007, snow removal, lawn maintenance, tenant improvements and utilities at the Corporation's main office. The increase is partially offset by an decrease in leasehold improvement depreciation expense and a real estate tax rebate.

Furniture and equipment expense increased for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. This is due to an increase in depreciation expense for computer equipment, repair expense and an increase in maintenance contracts.

Professional services expense decreased for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 due to a decrease in costs incurred in advertising agency fees, consulting fees, and accounting fees. The decrease is partially offset by an increase in attorney fees, design services, and courier services.

Data processing expenses decreased for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. The decrease is primarily due to a decrease in expenses relating to the enhancement of the credit card processing system and expenses associated with the wealth management department. The decrease is partially offset by an increase in service bureau fees relating to increased transaction activity by the Bank.

Business development expenses increased for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 due to an increase in advertising, public relations, customer promotions and premium items, market research, and customer entertainment. The increase is partially offset by a decrease in direct mail campaign.

Other expenses increased for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 due to the software maintenance, stationary and printing, employment agency fees, check losses, debit and credit card losses and correspondent bank charges. The increase is partially offset by a decrease in office supplies and the expense related to the capitalization of computer licensing and installation fees related to automation of the wire system installed and expenses relating to the enhancement of the credit card processing system during 2006.

Federal and State Income Tax
----------------------------

                                                        Three months ended
                                                             March 31,
                                                       2007            2006
                                                 ------------------------------
Net income before federal and state income tax     $ 2,453,177     $ 2,303,844
                                                 ==============================

Federal income tax                                     612,246         602,470
State income tax                                       168,262         170,640
                                                 ------------------------------
Total income tax                                   $   780,508     $   773,110
                                                 ==============================

Effective tax rate                                       31.8%           33.6%
                                                 ==============================


The decrease in the effective tax rate is due to an increase of tax exempt interest recorded during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. The purchases of the tax exempt municipals were made during the three months ended March 31, 2006. In addition, during the third quarter of 2006 the Bank purchased a Bank Owned Life Insurance Policy in which income recorded from the policy is tax exempt.

AVERAGE EARNING ASSETS
The following table is a summary of the daily average of earning assets:

                                                        Three months ended
                                                             March 31,
                                                     2007               2006            $ Change       % Change
                                               ----------------------------------------------------------------
Loans
      Commercial                               $  403,000,000     $  394,000,000     $    9,000,000        2.3%
      Real Estate - Commercial                    140,000,000        137,000,000          3,000,000        2.2%
      Real Estate - Residential                   196,000,000        143,000,000         53,000,000       37.1%
      Other                                         5,000,000          4,000,000          1,000,000       25.0%
                                               ----------------------------------------------------------------
      Total loans                                 744,000,000        678,000,000         66,000,000        9.7%

Investments                                       185,000,000        175,000,000         10,000,000        5.7%
Federal Funds Sold                                 49,000,000         46,000,000          3,000,000        6.5%
Reverse Repurchase Agreements                       1,000,000          5,000,000         (4,000,000)     -80.0%

                                               ----------------------------------------------------------------
Total Earning Assets                           $  979,000,000     $  904,000,000     $   75,000,000        8.3%
                                               ================================================================

AVERAGE INTEREST BEARING LIABILITIES AND FUNDING
The following table is a summary of the daily average of interest bearing liabilities and funding:

                                                        Three months ended
                                                             March 31,
                                                     2007               2006            $ Change       % Change
                                               ----------------------------------------------------------------
Noninterest bearing deposits                   $  162,000,000     $  161,000,000     $    1,000,000        0.6%
Interest bearing deposits                         721,000,000        633,000,000         88,000,000       13.9%
                                               ----------------------------------------------------------------
         Total core deposits                      883,000,000        794,000,000         89,000,000       11.2%

Security repurchase agreements                     51,000,000         53,000,000         (2,000,000)      -3.8%
FHLB advances                                      14,000,000         23,000,000         (9,000,000)     -39.1%
Subordinated debt                                   5,000,000          5,000,000                 --        0.0%
Long-term debt                                     14,000,000         14,000,000                 --        0.0%
Shareholders' equity                               61,000,000         52,000,000          9,000,000       17.3%
                                               ----------------------------------------------------------------
         Total funding                         $1,028,000,000     $  941,000,000     $   87,000,000        9.2%
                                               ================================================================

                                               ................................................................
Total interest bearing liabilities             $  805,000,000     $  729,000,000     $   76,000,000       10.4%
                                               ................................................................

         Total interest expense/
         Total interest bearing liabilities              4.2%               3.6%

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

The Corporation has many sources of funds available, they include: overnight federal funds sold, investments available for sale, maturity of investments held for sale, deposits, Federal Home Loan Bank ("FHLB") advances, and issuance of debt. Funding sources did not change significantly during the first three months of 2007. Deposits are the most significant funding source for the three months ended March 31, 2007 and 2006. The purchase of bank premises and equipment is the most significant use of funds for the three months ended March 31, 2007, and the repayment of an FHLB advance was the most significant use of funds for the three months ended March 31, 2006. The Corporation maintains a $5,000,000 revolving credit agreement with Harris Trust and Savings Bank to provide additional liquidity support to the Bank, if needed. There were no borrowings under this agreement at March 31, 2007 or 2006.

On January 2, 2007, the Corporation purchased the property at 4930 North Pennsylvania Street. On March 27, 2007 the Corporation purchased the land located at 106th and Michigan Road, which was previously leased.

Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as available for sale, and maturing loans. Federal funds sold represented the Corporation's primary source of immediate liquidity and were maintained at a level adequate to meet immediate needs. Federal funds sold averaged approximately $49,000,000 for the three months ended March 31, 2007, and $46,000,000 for the three months ended March 31, 2006. Reverse repurchase agreements may serve as a source of liquidity, but are primarily used as collateral for customer balances in overnight repurchase agreements. Maturities in the Corporation's loan and investment portfolios are monitored regularly to manage the maturity dates of deposits to coincide with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

The Corporation's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation's liquidity position.

The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At March 31, 2007, the Corporation's rate sensitive liabilities exceeded rate sensitive assets due within one year by $194,749,000.

As part of managing liquidity, the Corporation monitors its loan to deposit ratio on a daily basis. At March 31, 2007 the ratio was 79.7 percent.

The Corporation experienced an increase in cash and cash equivalents, another primary source of liquidity, of $60,274,598 during the first three months of 2007 due to deposit growth in the first three months of 2007. Federal funds sold, which is included in cash and cash equivalents used net cash of $9,591,021. Deposit growth provided net cash of $60,311,690. Investments provided net cash of $8,636,718, lending activities used $1,191,178 and the purchase of bank premises and equipment used $3,733,785.

The purpose of the Bank's ALCO Committee is to manage and balance interest rate risk, to provide a readily available source of liquidity to cover deposit runoff and loan growth, and to provide a portfolio of safe, secure assets of high quality that generate a supplemental source of income in concert with the overall asset/liability policies and strategies of the Bank.

Capital Resources

The Corporation's primary sources of capital since commencing operations have been from issuance of common stock, results of operations, issuance of long-term debt to a non-affiliated third party, and the issuance of company obligated mandatorily redeemable preferred capital securities.

The Corporation maintains a Revolving Credit Agreement with Harris Trust and Savings Bank in the amount of $5,000,000 that will mature September 30, 2007. As of March 31, 2007, there were no amounts outstanding under this Revolving Credit Agreement.

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

Under the terms of the agreement, there are many different interest rate options available. Each floating rate option is available for a fixed term of 1-3 months. The Bank is currently paying adjusted 1-month LIBOR plus 2.0% which equates to 7.32%. Interest payments are due at the expiration of the fixed term option.

The Bank has incurred indebtedness pursuant to FHLB advances as follows:

                                                 March 31,
                      2007                                                    2006
----------------------------------------------------   ------------------------------------------------------
     Amount              Rate              Maturity         Amount               Rate               Maturity
----------------------------------------------------   ------------------------------------------------------
 $  8,000,000            4.19%              7/24/07     $  5,000,000             5.32%                5/8/06
    3,000,000            5.57%              8/13/07        8,000,000             4.19%               7/24/07
    3,000,000            5.55%              10/2/08        3,000,000             5.57%               8/13/07
                                                           3,000,000             5.55%               10/2/08
                                                       --------------
--------------
 $ 14,000,000                                           $ 19,000,000
==============                                         ==============

The Bank may add indebtedness of this nature in the future if determined to be in the best interest of the Bank.

Capital for the Bank is at or above the well-capitalized regulatory requirements at March 31, 2007. Pertinent capital ratios for the Bank as of March 31, 2007 are as follows:

                                                        Well      Adequately
                                      Actual     Capitalized     Capitalized
                                      ------     -----------     -----------
Tier 1 risk-based capital ratio         9.1%            6.0%            4.0%
Total risk-based capital ratio         10.8%           10.0%            8.0%
Leverage ratio                          7.1%            5.0%            4.0%

Dividends from the Bank to the Corporation may not exceed the net undivided profits of the Bank (included in consolidated retained earnings) for the current calendar year and the two previous calendar years without prior approval of the OCC. In addition, Federal banking laws limit the amount of loans the Bank may make to the Corporation, subject to certain collateral requirements. The Bank declared and made a $325,000 dividend to the Corporation during the three months ended March 31, 2007 and 2006. No loans from the Bank to the Corporation were made during the three months ended March 31, 2007 or 2006.

In 2003, the Board of Directors of the Corporation authorized and announced a repurchase program entitled "Program One" and "Program Two". Program One covers employees and directors and was initially set to expire December 2005. During the fourth quarter of 2005, the Board of Directors authorized the extension of Program One until December 31, 2008 unless terminated earlier by the Board of Directors. The Board of Directors also authorized an additional $1,900,000 to be allocated to Program One. Under Program One, the Corporation may spend up to $7,400,000 in individually negotiated transactions to repurchase its shares from employees and directors who wish to sell their stock, of which $1,456,370 is still available. Program Two covers all other shareholders and was set to expire December 2005 unless terminated earlier by the Board of Directors. During the fourth quarter of 2005, the Board of Directors authorized the extension of Program Two until December 31, 2008 unless terminated earlier by the Board of Directors. The Board of Directors also authorized an additional $2,600,000 to be allocated to Program Two. Under Program Two, the Corporation may spend up to $10,200,000 in individually negotiated transactions to repurchase its shares from shareholders who wish to sell, of which $3,344,749 is available.

Recent Accounting Pronouncements and Developments

Note 11 to the Consolidated Financial Statements under Item 1 discusses new accounting policies adopted by the Corporation during 2007 and the expected impact of the adoption of these accounting policies. Note 11 also discusses recently issued or proposed new accounting policies but not yet required to be adopted and the expected impact of the accounting policies if known. To the extent the adoption of new accounting standards materially affects financial conditions; results of operations, or liquidity, the impacts, if known, are discussed in the applicable section(s) of notes to consolidated financial statements.

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

At March 31, 2007, the interest rate risk position of the Corporation was liability sensitive. Maintaining a liability sensitive interest rate risk position means that net income should decrease as rates rise and increase as rates fall. Due to the mix and timing of the repricing of the Corporation's assets and liabilities, interest income is well within the Board approved risk policy whether rates increase or decrease in a 200 basis point interest rate shock.

See further discussion liquidity and interest rate sensitivity on pages 22 - 23 of this report.

There have been no material changes in the quantitative analysis used by the Corporation since filing the 2006 Form 10-K; for further discussion of the quantitative analysis used by the Corporation refer to page 49 of the 2006 Form 10-K filed on March 23, 2007.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Corporation's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2007, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures as of March 31, 2007 were effective in ensuring information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

Changes in Internal Control. There have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

Part II - Other Information.

Item 1.    Legal Proceedings
           Neither the Corporation nor its subsidiaries are involved in any pending material legal proceedings at this time, other than routine litigation incidental to their business.

Item 1. A. Risk Factors
           There have been no material changes in our risk factors from that disclosed in our 2006 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

          (a) On January 10, 2007, the Corporation sold a total of 3,000 shares of common stock for proceeds of $38,670 to one officer of the Corporation pursuant to the exercise of stock options by the officer.

               On January 11, 2007, the Corporation sold a total of 2,000 shares of common stock for proceeds of $38,000 to one officer of the Corporation pursuant to the exercise of stock options by the officer.

               On January 12, 2007, the Corporation sold a total of 3,000 shares of common stock for proceeds of $38,670 to one officer of the Corporation pursuant to the exercise of stock options by the officer.

               On January 16, 2007, the Corporation sold a total of 2,750 shares of common stock for proceeds of $35,448 to three officers of the Corporation pursuant to the exercise of stock options by the officers.

               On February 15, 2007, the Corporation sold a total of 2,500 shares of common stock for proceeds of $32,500 to one director of the Corporation pursuant to the exercise of stock options by the director.

               On March 27, 2007, the Corporation sold a total of 1,100 shares of common stock for proceeds of $30,250 to one officer of the Corporation pursuant to the exercise of stock options by the officer.

               All of these shares were sold in private placements pursuant to
               Section 4(2) of the Securities Act of 1933.

          (b)  Not applicable.

          (c) In 2003, the Board of Directors of the Corporation authorized and announced a repurchase program entitled "Program One" and "Program Two". Program One covers employees and directors and was initially set to expire December 2005. During the fourth quarter of 2005, the Board of Directors authorized the extension of Program One until December 31, 2008 unless terminated earlier by the Board of Directors. The Board of Directors also authorized an additional $1,900,000 to be allocated to Program One. Under Program One, the Corporation may spend up to $7,400,000 in individually negotiated transactions to repurchase its shares from employees and directors who wish to sell their stock, of which $1,456,370 is still available. Program Two covers all other shareholders and was set to expire December 2005 unless terminated earlier by the Board of Directors. During the fourth quarter of 2005, the Board of Directors authorized the extension of Program Two until December 31, 2008 unless terminated earlier by the Board of Directors. The Board of Directors also authorized an additional $2,600,000 to be allocated to Program Two. Under Program Two, the Corporation may spend up to $10,200,000 in individually negotiated transactions to repurchase its shares from shareholders who wish to sell, of which $3,344,749 is still available.

               The following table sets forth the issuer repurchases of equity securities that are registered by the Corporation pursuant to
               Section 12 of the 1934 Act during the first quarter of 2007:

          Issuer Purchases of Equity Securities.
          --------------------------------------

          ----------------------------------------------------------------------------------------------------------
                                                                                                Maximum Number (or
                                                                           Total Number of      Approximate Dollar
                                 Total Number of                           Shares Purchased     Value) of Shares
          Period                 Shares Purchased                          as Part of           that May Yet Be
                                 during 1st quarter   Average Price Paid   Publicly Announced   Purchased Under the
                                 2007                 per Share            Plans or Programs**  Plans or Programs
          ----------------------------------------------------------------------------------------------------------
          01/01/07 - 03/31/07            2,448           $ 47.72                 2,448             $ 5,049,269
          ----------------------------------------------------------------------------------------------------------
          02/01/07 - 02/28/07              400           $ 47.88                   400             $ 5,030,117
          ----------------------------------------------------------------------------------------------------------
          03/01/07 - 03/31/07            4,750           $ 48.21                 4,750             $ 4,801,119
          ----------------------------------------------------------------------------------------------------------
          Total                          7,598               *                   7,598
          ==========================================================================================================

          * The weighted average price per share for the period of January 1, 2007 through March 31, 2007 was $48.03.
          ** All shares repurchased by the Corporation in 2007 were completed pursuant to Program One and Program Two.

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

          10.07 Schedule of Named Executive Officers Compensation Arrangements, as filed in the Corporation's 8-K's dated August 17, 2006, January 9, 2007, and March 12, 2007 are incorporated by reference

          10.08 The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10.01 to the Corporation's Form 8-K dates June 22, 2005 is incorporated by reference

          10.09 Form of Restricted Stock Award Agreement for The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10.02 to the Corporation's Form 8-K as of June 22, 2005, is incorporated by reference

          10.10 Form of Stock Option Award Agreement for The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10.03 to the Corporation's Form 8-K as of June 22, 2005 is incorporated by reference

          10.11     Employment Agreement dated December 15, 2005 between Morris
                    L. Maurer and the Corporation, filed as Exhibit 10.06 to the Corporation's Form 8-K dated December 21, 2005 is incorporate by reference

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



                           Date:  May 11, 2007

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

          10.07 Schedule of Named Executive Officers Compensation Arrangements, as filed in the Corporation's 8-K's dated August 17, 2006, January 9, 2007, and March 12, 2007 are incorporated by reference

          10.08 The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10.01 to the Corporation's Form 8-K dates June 22, 2005 is incorporated by reference

          10.09 Form of Restricted Stock Award Agreement for The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10.02 to the Corporation's Form 8-K as of June 22, 2005, is incorporated by reference

          10.10 Form of Stock Option Award Agreement for The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10.03 to the Corporation's Form 8-K as of June 22, 2005 is incorporated by reference

          10.11     Employment Agreement dated December 15, 2005 between Morris
                    L. Maurer and the Corporation, filed as Exhibit 10.06 to the Corporation's Form 8-K dated December 21, 2005 is incorporate by reference

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