Form 10-Q
period 2007-06-30
NATIONAL BANK OF INDIANAPOLIS CORP
filed 2007-08-08
CIK 912382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number:    000-21671
THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
(Exact name of registrant as specified in its charter)

Indiana (State or other jurisdiction of incorporation or organization)	35-1887991 (I.R.S. Employer Identification No.)

107 North Pennsylvania Street
Indianapolis, Indiana	46204
(Address of principal executive offices)	(Zip Code)
(317) 261-9000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at August 8, 2007

[Common Stock, no par value per share]	2,340,512 shares

The National Bank of Indianapolis Corporation
Report on Form 10-Q
for Quarter Ended
June 30, 2007

Part I – Financial Information
Item 1. Financial Statements
The National Bank of Indianapolis Corporation
Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006
		As Restated
	(Unaudited)	(Note)
Assets
Cash and cash equivalents
Cash and due from banks	$77,032,504	$71,227,890
Reverse repurchase agreements	1,000,000	1,000,000
Federal funds sold	44,726,665	39,648,321

Total cash and cash equivalents	122,759,169	111,876,211

Investment securities
Available-for-sale securities	55,970,802	60,790,222
Held-to-maturity securities (Fair value of $77,007,344 and $85,279,591)	78,669,970	86,197,233

Total investment securities	134,640,772	146,987,455

Loans	778,166,642	744,537,934
Less: Allowance for loan losses	(8,892,896)	(8,513,098)

Net loans	769,273,746	736,024,836
Premises and equipment	16,267,760	12,066,888
Accrued interest	5,899,570	5,477,689
Federal Reserve and FHLB stock	3,149,900	3,149,900
Other assets	18,531,197	18,848,856

Total assets	$1,070,522,114	$1,034,431,835

Liabilities and shareholders’ equity
Deposits:
Noninterest-bearing demand deposits	$159,172,635	$181,953,564
Money market and savings deposits	555,899,966	505,314,281
Time deposits over $100,000	113,058,442	107,050,693
Other time deposits	85,859,749	80,765,095

Total deposits	913,990,792	875,083,633
Security repurchase agreements	53,317,712	59,133,328
FHLB advances	14,000,000	14,000,000
Subordinated debt	5,000,000	5,000,000
Junior subordinated debentures owed to unconsolidated subsidiary trust	13,918,000	13,918,000
Other liabilities	6,297,920	7,512,043

Total liabilities	1,006,524,424	974,647,004

Shareholders’ equity:
Common stock, no par value:
Authorized shares 2007 and 2006 - 3,000,000 shares; issued 2,734,835 in 2007 and 2,677,870 in 2006; outstanding 2,340,102 in 2007 and 2,310,486 in 2006	17,953,341	17,801,380
Additional paid in capital	6,338,765	6,236,115
Retained earnings	40,028,821	36,280,319
Accumulated other comprehensive loss	(323,237)	(532,983)

Total shareholders’ equity	63,997,690	59,784,831

Total liabilities and shareholders’ equity	$1,070,522,114	$1,034,431,835

Note: The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation
Consolidated Statements of Income
(Unaudited)

	Three months ended
	June 30,
	2007	2006
		As Restated
Interest income:
Interest and fees on loans	$14,513,430	$12,955,284
Interest on investment securities taxable	1,901,957	1,121,910
Interest on investment securities nontaxable	454,216	453,874
Interest on federal funds sold	598,049	383,847
Interest on reverse repurchase agreements	12,639	35,444

Total interest income	17,480,291	14,950,359

Interest expense:
Interest on deposits	7,957,648	5,810,339
Interest on security repurchase agreements	509,509	491,299
Interest on FHLB advances and overnight borrowings	169,058	228,981
Interest on long term debt	501,486	465,073

Total interest expense	9,137,701	6,995,692

Net interest income	8,342,590	7,954,667

Provision for loan losses	225,000	225,000

Net interest income after provision for loan losses	8,117,590	7,729,667

Other operating income:
Wealth management fees	1,201,004	973,031
Rental income	150,524	110,930
Service charges and fees on deposit accounts	462,904	426,447
Mortgage banking income	147,004	113,641
Interchange income	223,460	204,625
Other	443,210	274,406

Total other operating income	2,628,106	2,103,080

Other operating expenses:
Salaries, wages and employee benefits	4,718,631	4,277,417
Occupancy	424,104	447,918
Furniture and equipment	303,591	301,467
Professional services	447,155	353,883
Data processing	441,609	429,769
Business development	339,604	317,191
Other	1,014,545	890,630

Total other operating expenses	7,689,239	7,018,275

Net income before tax	3,056,457	2,814,472
Federal and state income tax	980,624	974,457

Net income after tax	$2,075,833	$1,840,015

Basic earnings per share	$0.89	$0.80

Diluted earnings per share	$0.86	$0.76

See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation
Consolidated Statements of Income
(Unaudited)

	Six months ended
	June 30,
	2007	2006
		As Restated

Interest income:
Interest and fees on loans	$28,443,429	$25,028,874
Interest on investment securities taxable	3,368,770	2,312,984
Interest on investment securities nontaxable	908,226	873,526
Interest on federal funds sold	1,098,967	795,405
Interest on reverse repurchase agreements	25,139	86,819

Total interest income	33,844,531	29,097,608

Interest expense:
Interest on deposits	15,188,430	11,112,949
Interest on repurchase agreements	1,022,890	975,877
Interest on FHLB advances and overnight borrowings	336,258	518,490
Interest on long term debt	970,526	924,176

Total interest expense	17,518,104	13,531,492

Net interest income	16,326,427	15,566,116

Provision for loan losses	450,000	636,000

Net interest income after provision for loan losses	15,876,427	14,930,116

Other operating income:
Wealth management fees	2,126,771	1,811,951
Rental income	299,977	236,710
Service charges and fees on deposit accounts	913,142	834,257
Mortgage banking income	209,321	191,856
Interchange income	413,446	384,227
Other	846,423	532,195

Total other operating income	4,809,080	3,991,196

Other operating expenses:
Salaries, wages and employee benefits	9,368,712	8,352,648
Occupancy	871,576	868,713
Furniture and equipment	610,169	568,868
Professional services	829,414	748,965
Data processing	883,160	876,411
Business development	682,980	619,476
Other	1,929,862	1,767,915

Total other operating expenses	15,175,873	13,802,996

Net income before tax	5,509,634	5,118,316
Federal and state income tax	1,761,132	1,767,792

Net income after tax	$3,748,502	$3,350,524

Basic earnings per share	$1.62	$1.46

Diluted earnings per share	$1.55	$1.39

See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	June 30,
	2007	2006
		As Restated
Operating Activities
Net Income	$3,748,502	$3,350,524
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	450,000	636,000
Proceeds from sale of loans	5,531,919	6,892,704
Origination of loans held for sale	(5,346,919)	(3,601,647)
Depreciation and amortization	706,828	538,928
Mortgage servicing rights impairment (recoveries) charges	20,509	(130,832)
Gain on sale of loans	(64,279)	(42,036)
Gain on disposal of premises and equipment	(1,260)	—
Net decrease (increase) in deferred income taxes	124,921	(379,087)
Excess tax benefit from deferred stock compensation	(505,756)	(226,533)
Net accretion/amortization of discounts and premiums on investments	104,626	140,088
Compensation expense related to restricted stock and options	404,274	320,941
(Increase) decrease in:
Accrued interest receivable	(421,881)	(316,261)
Other assets	195,437	(161,376)
Decrease in:
Other liabilities	(708,367)	(482,596)

Net cash provided by operating activities	4,238,554	6,538,817

Investing Activities
Proceeds from maturities of investment securities held to maturity	7,417,607	3,623,126
Proceeds from maturities of investment securities available for sale	21,007,160	11,008,967
Purchases of investment securities held to maturity	—	(10,523,243)
Purchases of investment securities available for sale	(15,996,172)	(981,875)
Net increase in loans	(33,819,631)	(30,574,771)
Purchases of bank premises and equipment	(4,906,440)	(957,151)

Net cash used by investing activities	(26,297,476)	(28,404,947)

Financing Activities
Net increase in deposits	38,907,159	26,529,607
Net decrease in security repurchase agreements	(5,815,616)	(2,878,451)
Net change in FHLB borrowings	—	(5,000,000)
Proceeds from issuance of long-term debt	5,000,000	—
Repayment of long-term debt	(5,000,000)	—
Income tax benefit from deferred stock compensation (FASB 123(R))	505,756	226,533
Proceeds from issuance of stock	693,754	571,423
Repurchase of stock	(1,349,173)	(789,067)

Net cash provided by financing activities	32,941,880	18,660,045

Increase (decrease) in cash and cash equivalents	10,882,958	(3,206,085)

Cash and cash equivalents at beginning of year	111,876,211	70,438,111

Cash and cash equivalents at end of period	$122,759,169	$67,232,026

Interest paid	$17,112,053	$13,096,405

Income taxes paid	$1,359,811	$2,086,035

See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation
Consolidated Statement of Shareholders’ Equity
(Unaudited)

					Accumulated
			Additional		and Other
	Common	Unearned	Paid In	Retained	Comprehensive
	Stock	Compensation	Capital	Earnings	Income	TOTAL
Balance at December 31, 2005, as restated	$19,549,673	$(357,507)	$4,341,410	$29,295,530	$(1,246,584)	$51,582,522

Comprehensive income:
Net income	—	—	—	3,350,524	—	3,350,524
Other comprehensive income
Net unrealized loss on investments, net of tax of $105,985	—	—	—	—	(161,587)	(161,587)
Net unrealized gain on swap net of tax $29,261	—	—	—	—	44,611	44,611

Total comprehensive income	—	—	—	—	—	3,233,548

Income tax benefit from deferred stock compensation	—	—	226,533	—	—	226,533
Issuance of stock 29,333 shares of common stock under stock-based compensation plans	712,173	—	(140,750)	—	—	571,423
Repurchase of stock 18,343 shares of comon stock	(789,067)	—	—	—	—	(789,067)
Compensation earned	—	—	320,941	—	—	320,941
Adoption of FASB 123(R) reversal of (41,700) shares of unvested restricted common stock	(1,172,525)	357,507	815,018	—	—	—

Balance at June 30, 2006, as restated	$18,300,254	$—	$5,563,152	$32,646,054	$(1,363,560)	$55,145,900

Balance at December 31, 2006, as restated	$17,801,380	$—	$6,236,115	$36,280,319	$(532,983)	$59,784,831

Comprehensive income:
Net income	—	—	—	3,748,502	—	3,748,502
Other comprehensive income
Net unrealized gain on investments, net of tax of $73,882	—	—	—	—	112,642	112,642
Net unrealized gain on swap, net of tax of $63,691	—	—	—	—	97,104	97,104

Total comprehensive income						3,958,248

Income tax benefit from deferred stock compensation	—	—	505,756	—	—	505,756
Issuance of 56,965 shares of common stock under stock-based compensation plans	1,501,134	—	(807,380)	—	—	693,754
Repurchase of 27,348 shares of common stock	(1,349,173)	—	—	—	—	(1,349,173)
Compensation earned	—	—	404,274	—	—	404,274

Balance at June 30, 2007	$17,953,341	$—	$6,338,765	$40,028,821	$(323,237)	$63,997,690

See notes to consolidated financial statements.

The National Bank of Indianapolis
Corporation
Notes to Consolidated Financial Statements
June 30, 2007
Note 1: Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of The National Bank of Indianapolis Corporation (“Corporation”) and its wholly-owned subsidiary, The National Bank of Indianapolis (“Bank”). All intercompany transactions between the Corporation and its subsidiary have been properly eliminated. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s Form 10-K for the year ended December 31, 2006.
Note 2: Restatement
In the course of preparing its financial statements for the quarter ended June 30, 2007, the Corporation determined it was necessary to adjust the accounting treatment for the excess tax benefit for restricted stock.
Under Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” and previously under Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees”, the excess tax benefit from restricted stock should have been recognized as an increase to additional paid-in capital. The Corporation had previously recorded this benefit as a reduction to federal and state income tax expense.
The Corporation has restated its consolidated financial statements to reflect this change in accounting for restricted stock. A summary of the effect of this adjustment to the 2006 financial statements is as follows: in the statement of shareholders’ equity, additional paid in capital increased by $332,147 and retained earnings decreased by the same amount as of December 31, 2005 and in the statements of income, federal and state income tax expense increased by $30,404 and $50,629 as of three months and six months ended June 30, 2006, respectively, with an offsetting increase to additional paid in capital.

The following table shows a comparison between numbers previously reported and the restated numbers:

	Three months ended		Six months ended
	June 30, 2006		June 30, 2006
	Before	After	Before	After
	Restatement	Restatement	Restatement	Restatement
Net income after tax	$1,870,419	$1,840,015	$3,401,153	$3,350,524
Basic earnings per share	$0.81	$0.80	$1.48	$1.46
Diluted earnings per share	$0.78	$0.76	$1.42	$1.39
The Corporation will not be amending its previous filings based on the requirements of SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements”, which was adopted in 2006.
Note 3: Investment Securities
The securities available for sale and held to maturity are summarized as follows:

	Available-for-Sale Securities
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
June 30, 2007
U.S. Treasury securities	$1,496,539	$169	$928	$1,495,780
U.S. Government agencies	55,000,000	—	534,501	54,465,499
Collateralized mortgage obligations	9,513	10	—	9,523

	$56,506,052	$179	$535,429	$55,970,802

December 31, 2006
U.S. Treasury securities	$1,495,336	$—	$981	$1,494,355
U.S. Government agencies	60,000,000	—	720,799	59,279,201
Collateralized mortgage obligations	16,659	7	—	16,666

	$61,511,995	$7	$721,780	$60,790,222

	Held-to-Maturity Securities
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
June 30, 2007
Municipals	$46,251,894	$151,834	$1,049,889	$45,353,839
Collateralized mortgage obligations	32,193,076	—	763,787	31,429,289
Other securities	225,000	820	1,604	224,216

	$78,669,970	$152,654	$1,815,280	$77,007,344

December 31, 2006
Municipals	$46,247,490	$247,212	$211,345	$46,283,357
Collateralized mortgage obligations	39,724,743	—	952,366	38,772,377
Other securities	225,000	1,182	2,325	223,857

	$86,197,233	$248,394	$1,166,036	$85,279,591

The Corporation held 107 investment securities as of June 30, 2007 of which the amortized cost was greater than market value. The majority of these investment securities were purchased during 2005 and 2006. Management does not believe any individual unrealized loss as of June 30, 2007 represents an other-than temporary impairment. The unrealized losses relate primarily to securities issued by the Federal Home Loan Mortgage Corporation (FHLMC), Municipalities, and Collateralized Mortgage Obligations.
The unrealized losses in the securities issued by the U.S. Treasury and FHLMC are primarily attributable to changes in interest rates, and individually were 2.19% or less of their respective amortized cost basis. Accordingly, the Corporation believes the credit risk embedded in these securities to be inherently low and the unrealized loss is primarily attributable to changes in interest rates. The Corporation has both the intent and ability to hold these securities for a time necessary to recover the amortized cost. The unrealized losses in the securities issued by the Municipalities are classified as held-to-maturity.
Available for Sale Securities

	Less than 12 months			Greater than 12 months
	In an unrealized loss position			In an unrealized loss position
							Total	Total
	Unrealized	Number		Unrealized	Number		Unrealized	Estimated
	Loss	of	Estimated	Loss	of	Estimated	Loss	Fair
	Amount	Securities	Fair Value	Amount	Securities	Fair Value	Amount	Value

Investment securities:
U.S. treasury securities	$928	$1	$498,475	$—	$—	$—	$928	$498,475
U. S. government agencies	14,100	1	14,985,900	520,401	2	39,479,599	534,501	54,465,499

Total	$15,028	$2	$15,484,375	$520,401	$2	$39,479,599	$535,429	$54,963,974

Held to Maturity Securities

	Less than 12 months			Greater than 12 months
	In an unrealized loss position			In an unrealized loss position			Total	Total
	Unrealized	Number		Unrealized	Number		Unrealized	Estimated
	Loss	of	Estimated	Loss	of	Estimated	Loss	Fair
	Amount	Securities	Fair Value	Amount	Securities	Fair Value	Amount	Value

Investment securities:
Collateralized mortgage obligations	$—	—	$—	$763,787	3	$31,429,289	$763,787	$31,429,289
Municipals	—	—	—	1,049,889	94	39,638,176	1,049,889	39,638,176
Other securities	650	1	24,350	954	5	124,046	1,604	148,396

Total	$650	$1	$24,350	$1,814,630	102	$71,191,511	$1,815,280	$71,215,861

Investment securities with a carrying value of approximately $54,000,000 and $60,000,000 at June 30, 2007 and December 31, 2006, respectively, were pledged as collateral for bankruptcy accounts to the U.S. Department of Justice, Treasury Tax and Loan, and securities sold under agreements to repurchase.
Note 4: Loans
Loans consist of the following:

	June 30,	December 31,
	2007	2006

Residential loans secured by real estate	$297,248,267	$271,374,185
Commercial loans secured by real estate	137,641,725	141,955,758
Other commercial and industrial loans	294,739,158	278,924,252
Consumer loans	48,537,492	52,283,739

Total loans	778,166,642	744,537,934
Less allowance for loan losses	(8,892,896)	(8,513,098)

Total loans, net	$769,273,746	$736,024,836

The Corporation periodically sells residential mortgage loans it originates based on the overall loan demand of the Corporation and outstanding balances of the residential mortgage portfolio. As of June 30, 2007 and December 31, 2006, loans held for sale totaled $4,247,865 and $1,485,000, respectively, and are included in the totals above.
Activity in the allowance for loan losses was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Beginning balance	$8,608,995	$8,791,143	$8,513,098	$8,346,390
Loans (charged off) recoveries-net	58,901	59,909	(70,202)	93,662
Provision for loan losses	225,000	225,000	450,000	636,000

Ending balance	$8,892,896	$9,076,052	$8,892,896	$9,076,052

Note 5: Subordinated Term Loan Agreement
On June 6, 2003, the Bank entered into a $5,000,000 Subordinated Term Loan Agreement with Harris Trust and Savings Bank. The final maturity date of the loan was June 6, 2012. The outstanding principal balance was due at maturity, but prepayment of the principal balance was permitted prior to maturity with prior consent from the Federal Reserve. On June 29, 2007, the Bank entered into a Subordinated Debenture Purchase Agreement with US Bank in the amount of $5,000,000, which will mature on June 28, 2017. The proceeds from the Subordinated Debenture Purchase Agreement with US Bank were used to pay in full the Subordinated Term Loan Agreement with Harris Trust and Savings Bank in the amount of $5,000,000.
Under the terms of the Subordinated Debenture Purchase Agreement, the Bank pays 3-month LIBOR plus 1.2% which equates to 6.575% at June 30, 2007. Interest payments are due at the expiration of the fixed term option.
Note 6: Derivative Instruments and Hedging Activities
During 2004, the Corporation entered into an interest rate swap, which expired April 15, 2007, to reduce the volatility of variable interest payments received on a portion of its overnight federal funds sold. This interest rate swap qualified as and was being accounted for as a cash flow hedge pursuant to Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (“SFAS 133”). SFAS 133 requires changes in the fair value of cash flow hedges to be reported as a component of Other Comprehensive Income, net of deferred taxes.

	June 30, 2007			December 31, 2006
			Net			Net
			Ineffective			Ineffective
			Hedge			Hedge
	Notional	Derivative	Gains	Notional	Derivative	Gains
	Amount	Liability	(Losses)	Amount	Liability	(Losses)
Cash Flow Hedge
Overnight Federal Funds Sold
Receive fixed interest rate swap	$—	$—	$—	$20,000,000	$160,795	$—
Note 7: Trust Preferred Securities
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

In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46(R), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46), the Corporation does not consolidate the Trust in its financial statements. The junior subordinated debt obligation issued to the Trust of $13,918,000 for June 30, 2007 and December 31, 2006, respectively, is reflected in the Corporation’s consolidated balance sheets. The junior subordinated debentures owed to the Trust and held by the Corporation qualify as Tier 1 capital for the Corporation under Federal Reserve Board guidelines.
Interest payments made on the junior subordinated debentures are reported as a component of interest expense on long-term debt.
Note 8: Stock Based Compensation
During the first quarter of 2007, one director and seven officers of the Corporation exercised options to purchase 14,350 common shares in aggregate. The weighted average exercise price was $14.88 and the weighted average fair market value of the stock was $47.79.
During the second quarter of 2007, one director and three officers of the Corporation exercised options to purchase 7,600 common shares in aggregate. The weighted average exercise price was $22.90 and the weighted average fair market value of the stock was $49.68.
During the second quarter of 2007, thirty four officers of the Corporation had 28,500 restricted common shares in aggregate vest.
Due to the exercise of these options and the vesting of restricted stock for the six months ended June 30, 2007, the Corporation will receive a deduction for tax purposes for the difference between the fair value of the stock at the date of exercise and the exercise price. In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share Based Payment” (“SFAS 123(R)”), the Corporation has recorded the income tax benefit of $505,756 as additional paid in capital for the six months ended June 30, 2007.

Note 9: Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
		As Restated		As Restated

Basic average shares outstanding	2,321,556	2,299,274	2,320,024	2,295,910

Net income	$2,075,833	$1,840,015	$3,748,502	$3,350,524

Basic net income per common share	$0.89	$0.80	$1.62	$1.46

Diluted
Average shares outstanding	2,321,556	2,299,274	2,320,024	2,295,910
Nonvested restricted stock	22,877	28,113	23,762	28,193
Common stock equivalents
Net effect of the assumed exercise of stock options	70,352	80,124	70,657	78,381

Diluted average shares	2,414,785	2,407,511	2,414,443	2,402,484

Net income	$2,075,833	$1,840,015	$3,748,502	$3,350,524

Diluted net income per common share	$0.86	$0.76	$1.55	$1.39

Note 10: Comprehensive Income
The following is a summary of activity in accumulated other comprehensive income:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Accumulated unrealized loss on securities available for sale at beginning of period, net of tax	$(239,265)	$(991,322)	$(435,879)	$(922,349)
Net unrealized gains (losses) for period	(139,050)	(153,359)	186,524	(267,572)
Tax benefit (expense)	55,078	60,745	(73,882)	105,985

Ending other comprehensive loss at end of period, net of tax	$(323,237)	$(1,083,936)	$(323,237)	$(1,083,936)

Accumulated unrealized loss on swap at beginning of period, net of tax	$(15,353)	$(317,218)	$(97,104)	$(324,235)
Net unrealized gain for period	25,423	62,253	160,795	73,872
Tax expense	(10,070)	(24,659)	(63,691)	(29,261)

Ending other comprehensive loss at end of period, net of tax	$—	$(279,624)	$—	$(279,624)

Accumulated other comprehensive loss at beginning of period, net of tax	$(254,618)	$(1,308,540)	$(532,983)	$(1,246,584)
Other comprehensive income (loss), net of tax	(68,619)	(55,020)	209,746	(116,976)

Accumulated other comprehensive loss at end of period, net of tax	$(323,237)	$(1,363,560)	$(323,237)	$(1,363,560)

Note 11: Commitments and Contingencies
Off-balance sheet financial instruments representing commitments to extend credit as of June 30, 2007 and December 31, 2006 are as follows:

	June 30,	December 31,
	2007	2006

Commercial credit lines	$204,362,328	$201,846,125
Revolving home equity and credit card lines	92,289,274	91,072,318
Standby letters of credit	20,224,557	13,556,888
Other loans	2,394,844	2,382,635

	$319,271,003	$308,857,966

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
The credit risk associated with loan commitments and standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s credit assessment of the customer.
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
Note 12: Recent Accounting Pronouncements
Sarbanes-Oxley Act
On December 15, 2006 the Securities and Exchange Commission (“SEC”) extended the compliance dates regarding its internal controls over financial reporting requirements for companies that are not “accelerated filers,” as defined. Under the new compliance schedule, a company that is not an accelerated filer will be required to provide management’s report on the effectiveness of internal control over financial reporting after its first fiscal year ending on or after December 15, 2007. The auditors’ attestation report on internal controls over financial reporting will be required after the first fiscal year ending on or after December 15, 2008.
Statement No. 155 – Accounting for Certain Hybrid Financial Instruments
In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155 (“SFAS No. 155”), Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. (“SFAS No. 140”). SFAS No. 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal only strips are not subject to the requirements of SFAS 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. Additionally, SFAS No. 155 amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 was effective for the Corporation on January 1, 2007 and did not have a significant impact on the Corporation’s financial statements.

Statement No. 156 – Accounting for Servicing of Financial Assets
In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156 (“SFAS No. 156”), Accounting for Servicing of Financial Assets, an amendment of SFAS Statement No. 140. SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS No. 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 was effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption was permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements for any period of that fiscal year. On January 1, 2007, the Corporation adopted SFAS No. 156 which resulted in recording mortgage servicing rights at fair value instead of at the lower of cost or market and it did not have a significant impact on the Corporation’s financial statements.
FIN 48 – Accounting for Uncertainty in Income Taxes
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation provides guidance on a threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 was effective for the Corporation on January 1, 2007. The adoption of FIN 48 did not have a significant impact on the Corporation’s financial statements.
Statement No. 157 – Fair Value Measurements
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in Generally Accepted Accounting Principles (GAAP), and expands disclosures about fair value measurements. Prior to SFAS No. 157, there were different definitions of fair value with limited guidance for applying those definitions in GAAP; additionally, the issuance for applying fair value was dispersed among many accounting pronouncements that require fair value measurement. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged provided that the entity has not yet issued financial statements, including interim financial statements for any period of the fiscal year in which the entity adopted SFAS No. 157. Management does not expect the adoption of SFAS No. 157 to have a significant impact on the Corporation’s financial statements.
Statement No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”) which permits entities to measure eligible financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007; however, early adoption is permitted. Management does not expect the adoption of SFAS No. 159 to have a significant impact on the Corporation’s financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Corporation Overview:
The National Bank of Indianapolis Corporation (the “Corporation”) is a one-bank holding company formed in 1993 which owns all of the outstanding stock of The National Bank of Indianapolis (the “Bank”). The Bank, a national banking association, was formed in 1993 and is headquartered in Indianapolis, Indiana. The primary business activity of the Corporation is providing financial services through the Bank’s nine banking offices in Marion, Johnson and Hamilton County, Indiana.
The primary source of the Corporation’s revenue is net interest income from loans and deposits and fees from financial services provided to customers. Overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace tend to influence business volumes.
The Corporation recorded net income of $2,075,833 or $0.86 per diluted share for the three month period ending June 30, 2007 compared to $1,840,015 or $0.76 per diluted share for the three month period ending June 30, 2006.
The Corporation recorded net income of $3,748,502 or $1.55 per diluted share for the six month period ending June 30, 2007 compared to $3,350,524 or $1.39 per diluted share for the six month period ending June 30, 2006.
The risks and challenges that management believes will be important for the remainder of 2007 are price competition for loans and deposits by new market entrants as well as established competitors.
Forward Looking Information
This section contains forward looking statements. Forward looking statements give current expectations or forecasts of future events and are not guarantees of future performance. The forward looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes the expectations reflected in such forward looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, the Corporation’s ability to execute its business plans; changes in general economic and financial market conditions; changes in interest rates; changes in competitive conditions; continuing consolidation in the financial services industry; new litigation or changes in existing litigation; losses, customer bankruptcy, claims and assessments; changes in banking regulations or other regulatory or legislative requirements that impact the Corporation’s business; and changes in accounting policies and procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements is available in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

Critical Accounting Policies
The Corporation’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when assets needs to be evaluated for impairment, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow modeling techniques.
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
Allowance for Loan Losses
The allowance for loan losses is an estimate based on management’s judgment applying the principles of SFAS 5, “Accounting for Contingencies,” SFAS 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures.” The allowance is maintained at a level we believe is adequate to absorb probable losses inherent in the loan portfolio. We perform an assessment of the adequacy of the allowance on a quarterly basis.
Within the allowance, there are specific and expected loss components. The specific loss component is assessed for non-homogeneous loans we believe to be impaired in accordance with SFAS 114. Loans are considered to be impaired when it is determined that the obligor will not pay all contractual principal and interest due. For loans determined to be impaired, we measure the level of impairment by comparing the loan’s carrying value to fair value using one of the following fair value measurement techniques: present value of expected future cash flows, observable market price, or fair value of the associated collateral. An allowance is established when the fair value implies a value that is lower than the carrying value of that loan. In addition to establishing allowance levels for specifically identified impaired loans, management determines an allowance for all other loans in the portfolio for which historical experience indicates that certain losses exist in accordance to SFAS 5. These loans are segregated by major product type and/or risk grade with an estimated loss ratio applied against each product type and/or risk grade. The loss ratio is generally based upon historic loss experience for each loan type as adjusted for certain environmental factors management believes to be relevant.
It is the policy of the Corporation to promptly charge off any commercial loan, or portion thereof, which is deemed to be uncollectible. This includes, but is not limited to, any loan rated “Loss” by the regulatory authorities. Impaired commercial credits are considered on a case-by-case-basis. The amount charged off only includes principal. Any accrued interest is charged against interest income. Loans are typically placed on non-accrual when they become past due ninety days or it is determined that the obligor will not pay all contractual principal and interest due. Unless there is a significant reason to the contrary, consumer loans are charged off when deemed uncollectible, but generally no later than when a loan is past due 150 days.

Mortgage Servicing Rights
Mortgage servicing rights are recognized as separate assets when rights were acquired through the sale of mortgage loans. Capitalized mortgage servicing rights are reported in other assets. During 2006, capitalized mortgage servicing rights were amortized and netted against mortgage banking income in proportion to, and over the period of, the estimated future servicing income of the underlying financial assets. Mortgage servicing rights were evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment was recorded in a valuation allowance.
On January 1, 2007, the Corporation adopted FASB Statement No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”), an amendment of SFAS No. 140. SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value. The Corporation has elected to record mortgage servicing rights at fair value with subsequent changes in fair value reflected in earnings. Fair value is determined by stratifying rights by predominant characteristics, such as loan type, interest rates, maturities, and other terms and using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Estimates of fair value include assumptions about loan prepayment speeds, servicing costs and revenues, interest rates, and other factors which may change over time. The change in fair value is reflected in earnings as a component of mortgage banking income.
Derivative Instruments and Hedging Activities
In 2004, the Corporation entered into a three-year interest rate swap, which expired April 15, 2007, to protect the risk of adverse interest rate movements on the value of future cash flows related to its investment in overnight Federal Funds sold. Pursuant to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, cash flow hedges are accounted for by recording the fair value of the derivative instrument on the consolidated balance sheets as either an asset or liability, with a corresponding offset recorded in other comprehensive income within shareholders’ equity, net of tax, to the extent the hedge was effective. See Note 6, “Derivative Instruments and Hedging Activities” in the notes to consolidated financial statements of this report for further information.
Under the cash flow hedge accounting method, derivative gains and losses not effective in hedging the change in expected cash flows of the hedged item are recognized immediately in the consolidated income statements. At the hedge’s inception and quarterly thereafter, a formal assessment was performed to determine whether changes in cash flows of the derivative instrument had been highly effective in offsetting changes in the cash flows of the hedged item and whether they were expected to be highly effective in the future. If it is determined a derivative instrument has not been or will not continue to be highly effective as a hedge, hedge accounting is discontinued.

Results of Operations
Net Interest Income
This section should be reviewed in conjunction with the daily average earning assets balances and interest bearing liabilities and funding tables found on page 26-27.
Three months ended June 30, 2007 compared to the three months ended June 30, 2006 and six months ended June 30, 2007 compared to the six months ended June 30, 2006:
The Corporation’s results of operations depend primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. The Corporation had net interest income of $8,342,590, for the three months ended June 30, 2007 compared to net interest income of $7,954,667 for the three months ended June 30, 2006. The Corporation had net interest income of $16,326,427, for the six months ended June 30, 2007 compared to net interest income of $15,566,116 for the six months ended June 30, 2006. This growth in net interest income was primarily the result of earning asset growth. Overall average loans increased $74,000,000 and $70,000,000 for the three months and six months ended June 30, 2007, respectively, compared to the three months and six months ended June 30, 2006, respectively.
Average balances are computed using daily actual balances. The average loan balance includes non-accrual loans and the interest recognized prior to becoming non-accrual is reflected in the interest income for loans. Interest income on loans includes loan fees of $172,530, and $113,081, for the three months ending June 30, 2007, and 2006, respectively. Interest income on loans includes loan fees of $285,907 and $245,921, for the six months ending June 30, 2007, and 2006, respectively
Provision for Loan Losses
The amount charged to the provision for loan losses by the Bank is based on management’s evaluation as to the amounts required to maintain an allowance adequate to provide for probable losses inherent in the loan portfolio. The level of this allowance is dependent upon the total amount of past due and non-performing loans, general economic conditions and management’s assessment of probable losses based upon internal credit evaluations of loan portfolios and particular loans. Loans are principally to borrowers in central Indiana.
The provision for loan losses was $225,000 for the three months ended June 30, 2007 and 2006. The provision for loan losses was $450,000 for the six months ended June 30, 2007 compared to a $636,000 provision for loan losses for the six months ended June 30, 2006.
Based on management’s risk assessment and evaluation of the probable losses of the loan portfolio, management believes that the current allowance for loan losses is adequate to provide for probable losses in the loan portfolio.

The following table sets forth activity in the allowance for loan losses:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Beginning of Period	$8,608,995	$8,791,143	$8,513,098	$8,346,390
Provision for loan losses	225,000	225,000	450,000	636,000

Chargeoffs:
Commercial	168,869	38,391	218,398	126,841
Residential Mortgage	39,367	197,142	104,384	208,692
Consumer	1,035	469	43,043	469
Credit Cards	487	16,095	487	16,095

	209,758	252,097	366,312	352,097

Recoveries
Commercial	238,073	312,006	243,454	371,754
Residential Mortgage	28,861	—	50,231	73,972
Consumer	545	—	545	—
Credit Cards	1,180	—	1,880	33

	268,659	312,006	296,110	445,759

End of Period	$8,892,896	$9,076,052	$8,892,896	$9,076,052

Allowance as a % of Loans	1.14%	1.27%	1.14%	1.27%
Loans past due over 30 days totaled $6,643,491, or .85% of total loans at June 30, 2007 compared to $3,633,418 or .5% of total loans at June 30, 2006.
Loans are considered to be impaired when it is determined that the obligor will not pay all contractual principal and interest when due. The table below summarizes the number of number of loans considered to be impaired and the combined balance of those loans.

	Number of	Combined balance
Period ending	impaired loans	of impaired loans
June 30, 2007	34	$4,431,242
December 31, 2006	35	$7,152,091
June 30, 2006	31	$3,069,251
For loans classified as impaired at June 30, 2007, the contractual interest due and the actual accrued interest recorded and paid on those loans during 2007 was $250,595 and $20,408, respectively. The related allowance on impaired loans at June 30, 2007 was $283,318.
There were no loans greater than 90 days and still accruing interest at June 30, 2007 and 2006.

It is the policy of the Corporation to review each prospective credit in order to determine the appropriateness and when required the adequacy of security or collateral necessary when making a loan. The type of collateral when required will vary from liquid assets to real estate. The Corporation seeks to assure access to collateral in the event of default through adherence to state lending laws and the Corporation’s credit monitoring procedures.
The amount of loans pledged as collateral for FHLB advances as of June 30, 2007 and 2006 was $20,300,000 and $27,550,000, respectively.
Other Operating Income
The following table details the components of other operating income for the three months and six months ended June 30, 2007 and 2006:

	Three months ended
	June 30,
	2007	2006	$ Change	% Change
Wealth management fees	$1,201,004	$973,031	$227,973	23.4%
Rental income	150,524	110,930	39,594	35.7%
Service charges and fees on deposit accounts	462,904	426,447	36,457	8.5%
Mortgage banking income	147,004	113,641	33,363	29.4%
Interchange income	223,460	204,625	18,835	9.2%
Other	443,210	274,406	168,804	61.5%

Total other operating income	$2,628,106	$2,103,080	$525,026	25.0%

	Six months ended
	June 30,
	2007	2006	$ Change	% Change
Wealth management fees	$2,126,771	$1,811,951	$314,820	17.4%
Rental income	299,977	236,710	63,267	26.7%
Service charges and fees on deposit accounts	913,142	834,257	78,885	9.5%
Mortgage banking income	209,321	191,856	17,465	9.1%
Interchange income	413,446	384,227	29,219	7.6%
Other	846,423	532,195	314,228	59.0%

Total other operating income	$4,809,080	$3,991,196	$817,884	20.5%

Total other operating income for the three months and six months ended June 30, 2007 increased compared to the three months and six months ended June 30, 2006.
Wealth management fees increased for the three months and six months ended June 30, 2007 as compared to the three months and six months ended June 30, 2006. The net increase in wealth management fees is attributable to the overall price appreciation in the stock and treasury markets, an increase in assets under management, an increase in fees collected for tax return preparation, and an overall fee increase for many of the accounts with assets under management.

Rental income increased for the three months and six months ended June 30, 2007 as compared to the three months and six months ended June 30, 2006. The increase is due to the Corporation purchasing the building and land at 4930 North Pennsylvania Street, where the Bank operates a banking center, in January 2007 and recording rental income from other tenants for the three months and six months ended June 30, 2007.
Service charges and fees on deposit accounts increased for the three months and six months ended June 30, 2007 as compared to the three months and six months ended June 30, 2006. The increase is primarily attributable to an increase in service charges collected for DDA business accounts, euro sweep accounts, foreign wire fees, and overdraft and NSF fees.
Mortgage banking income increased for the three months and six months ended June 30, 2007 as compared to the three months and six months ended June 30, 2006. Net gains on mortgage loans sold increased for the three months and six months ended June 30, 2007 as compared to the three months and six months ended June 30, 2006. The net gains on mortgage loan sales for the three months ended June 30, 2007 was $34,216 as compared to $10,121 for the three months ended June 30, 2006. The net gains on mortgage loan sales for the six months ended June 30, 2007 was $64,279 as compared to $42,036 for the six months ended June 30, 2006. Mortgage originations were in excess of $12,658,400, with $5,531,919 being sold to the secondary market in the first six months of 2007 as compared to mortgage originations in excess of $6,185,300 with sales of $6,892,704 to the secondary market in the first six months of 2006. When a mortgage loan is sold and the mortgage servicing rights (“MSR”) are retained, the MSR is recorded as an asset on the balance sheet. The value of the MSRs is sensitive to changes in interest rates. In a declining interest rate environment, mortgage loan refinancings generally increase, causing actual and expected loan prepayments to increase, which decreases the value of existing MSRs. Conversely, as interest rates rise, mortgage loan refinancings generally decline, causing actual and expected loan prepayments to decrease, which increases the value of the MSRs.
Due to the adoption of SFAS No. 156, on January 1, 2007, the MSRs are carried at fair value. Therefore, MSRs are no longer amortized and a valuation reserve is no longer carried against the MSRs. During the three months ended June 30, 2007, there was a write-up of the fair value of the MSRs in the amount of $28,882. During the three months ended June 30, 2006, the valuation reserve decreased $95,200 and $65,776 was recorded as amortization of MSRs for a net decrease to mortgage banking income of $29,424. For the six months ended June 30, 2007, there was a write down of the fair value of the MSRs in the amount of $20,509. For the six months ended June 30, 2006, the valuation reserve decreased $130,832 and $133,203 was recorded as amortization of MSRs for a net increase to mortgage banking income of $2,371.
Interchange income increased for the three months and six months ended June 30, 2007 as compared to the three months and six months ended June 30, 2006. The increase is attributable to higher transaction volumes for debit cards and credit cards in 2007 compared to the same period the previous year.
Other income increased for the three months and six months ended June 30, 2007 as compared to three months and six months ended June 30, 2006. The increase is primarily due to income earned on a Bank Owned Life Insurance Policy purchased during the third quarter of 2006. Additionally, there was an increase in Letter of Credit fees, documentation fees, Master Card/Visa merchant fees, and sweep fees for Dreyfus money market funds.

Other Operating Expenses
The following table details the components of other operating expense:

	Three months ended
	June 30,
	2007	2006	$ Change	% Change

Salaries, wages, and employee benefits	$4,718,631	$4,277,417	$441,214	10.3%
Occupancy	424,104	447,918	(23,814)	-5.3%
Furniture and equipment	303,591	301,467	2,124	0.7%
Professional services	447,155	353,883	93,272	26.4%
Data Processing	441,609	429,769	11,840	2.8%
Business development	339,604	317,191	22,413	7.1%
Other	1,014,545	890,630	123,915	13.9%

Total other operating expenses	$7,689,239	$7,018,275	$670,964	9.6%

	Six months ended
	June 30,
	2007	2006	$ Change	% Change

Salaries, wages, and employee benefits	$9,368,712	$8,352,648	$1,016,064	12.2%
Occupancy	871,576	868,713	2,863	0.3%
Furniture and equipment	610,169	568,868	41,301	7.3%
Professional services	829,414	748,965	80,449	10.7%
Data Processing	883,160	876,411	6,749	0.8%
Business development	682,980	619,476	63,504	10.3%
Other	1,929,862	1,767,915	161,947	9.2%

Total other operating expenses	$15,175,873	$13,802,996	$1,372,877	9.9%

Other operating expenses for the three months and six months ended June 30, 2007 increased as compared to the three months and six months ended June 30, 2006.
Salaries, wages and employee benefits increased for the three months and six months ended June 30, 2007 as compared to the three months and six months ended June 30, 2006. The increase is due to an increase in full-time equivalent employees, annual merit increases for many employees, group medical insurance, 401K contributions, employee relations/activity, training expense and additional stock option expense related to grants to officers of the Bank during the second quarter 2006.
Occupancy expense decreased for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. The decrease is due to the Corporation purchasing the building and land at 4930 North Pennsylvania Street, where the Bank operates a banking center, in January 2007. The decrease is also attributable to lower maintenance expense at the Corporation’s main building. This decrease is partially offset by an increase in real estate taxes.
Furniture and equipment expense increased for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. This is due to an increase in depreciation expense for furniture, fixture and equipment, computer equipment, repair expense, and an increase in maintenance contracts.

Professional services expense increased for the three months and six months ended June 30, 2007 as compared to the three months and six months ended June 30, 2006 due to an increase in attorney fees, courier services, accounting fees, and fees associated with the compliance of Sarbanes-Oxley Act of 2002. The increase is partially offset by a decrease in advertising agency fees and consulting fees.
Data processing expenses increased for the three months and six months ended June 30, 2007 as compared to the three months and six months ended June 30, 2006. The increase is primarily due to an increase in service bureau fees relating to increased transaction activity by the Bank and assistance with the fiduciary income tax preparation for Wealth Management accounts. The increase is partially offset by a decrease in expenses paid to a third party processor for the credit card system, and expenses associated with a decrease in fees on the wealth management system.
Business development expenses increased for the three months and six months ended June 30, 2007 as compared to the three months and six months ended June 30, 2006 due to an increase in advertising, public relations, customer promotions and premium items, and market research. The increase is partially offset by a decrease in direct mail campaign.
Other expenses increased for the three months and six months ended June 30, 2007 as compared to the three months and six months ended June 30, 2006 due to a write down of the value of other real estate property and increases in software maintenance, stationary and printing, ATM/debit cards, cash back rewards, personal property taxes, correspondent bank charges, employment agency fees, comptroller of currency assessment, credit card losses, and debit/check card losses. The increase is partially offset by a decrease in other real estate expense and expenses relating to the enhancement of the credit card processing system during 2006. In addition, expenses related to the automation of the wire system installed during 2006 were reclassed from expense and capitalized as a fixed asset during the third quarter of 2006.
Federal and State Income Tax
The decrease in the effective tax rate for the three and six months ended June 30, 2007 as compared to the three months and six months ended June 30, 2006 is primarily due to the purchase of a Bank Owned Life Insurance Policy during the third quarter of 2006 in which income recorded from the policy is tax exempt.

	Three months ended		Six months ended
	June 30, 2007		June 30, 2007
	2007	2006	2007	2006
		As Restated		As Restated
Net income before federal and state income tax	$3,056,457	$2,814,472	$5,509,634	$5,118,316

Federal income tax	821,189	774,237	1,433,435	1,392,931
State income tax	159,435	200,220	327,697	374,861

Total income tax	$980,624	$974,457	$1,761,132	$1,767,792

Effective tax rate	32.1%	34.6%	32.0%	34.5%

The following table details average balances, interest income/expense average rates/yields for the Bank’s earning assets and interest bearing liabilities for the period ending June 30, 2007, December 31, 2006 and June 30, 2006 (in 000’s):

	Six months ended			Twelve months ended			Six months ended
	June 30, 2007			December 31, 2006			June 30, 2006
			Annualized						Annualized
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Rate/	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield	Balance	Expense	Yield
Assets:
Federal Funds	$48,011	$1,099	4.58%	$46,721	$1,849	3.96%	$43,619	$795	3.65%
Reverse Repurchase Agreements	1,000	25	5.00%	2,488	112	4.50%	4,000	87	4.35%
Investments and Overnight Time	199,897	4,277	4.28%	175,783	6,690	3.81%	173,079	3,187	3.68%
Loans (gross)	754,638	28,443	7.54%	702,160	52,724	7.51%	684,577	25,029	7.31%

Total earning assets	$1,003,546	$33,844	6.74%	$927,152	$61,375	6.62%	$905,275	$29,098	6.43%
Non-earning assets	54,980			45,223			41,326

Total assets	$1,058,526			$972,375			$946,601

Liabilities:
Interest bearing DDA	$97,099	$820	1.69%	$96,306	$1,522	1.58%	$98,159	$738	1.50%
Savings	458,323	9,673	4.22%	400,975	16,171	4.03%	390,289	7,466	3.83%
CD’s under $100,000	70,305	1,654	4.71%	62,924	2,664	4.23%	60,750	1,201	3.95%
CD’s over $100,000	105,531	2,655	5.03%	78,900	3,549	4.50%	69,574	1,423	4.09%
Individual Retirement Accounts	16,624	386	4.64%	15,068	636	4.22%	14,414	286	3.97%
Repurchase Agreements	50,368	1,023	4.06%	53,683	2,128	3.96%	51,510	976	3.79%
FHLB Advances/Other	14,000	336	4.80%	20,458	1,028	5.02%	20,823	518	4.98%
Subordinated Debt	5,000	227	9.08%	5,000	378	7.56%	5,000	180	7.20%
Long Term Debt	13,918	744	10.69%	13,918	1,488	10.69%	13,918	744	10.69%

Total Interest Bearing
Liabilities	$831,168	$17,518	4.22%	$747,232	$29,564	3.96%	$724,437	$13,532	3.74%
Non-Interest Bearing Liabilities	158,998			163,465			163,400
Other Liabilities	6,330			6,136			5,396

Total Liabilities	$996,496			$916,833			$893,233
Equity	62,030			55,542			53,368

Total Liabilities & Equity	$1,058,526			$972,375			$946,601

Recap:
Interest Income		$33,844	6.74%		$61,375	6.62%		$29,098	6.43%
Interest Expense		17,518	4.22%		29,564	3.96%		13,532	3.74%

Net Interest Income/Spread		$16,326	2.52%		$31,811	2.66%		$15,566	2.69%

Contribution of Non-Interest Bearing Funds			0.73%			0.77%			0.75%

Net Interest Margin			3.25%			3.43%			3.44%

NOTE: Average balances computed using daily actual balances. The average loan balance includes non-accrual loans and the interest recognized prior to becoming non-accrual is reflected in the interest income for loans.

AVERAGE EARNING ASSETS
The following table is a summary of the daily average of earning assets:

	Three months ended
	June 30,
	2007	2006	$ Change	% Change
Loans
Commercial	$419,000,000	$387,000,000	$32,000,000	8.3%
Real Estate — Commercial	138,000,000	139,000,000	(1,000,000)	-0.7%
Real Estate — Residential	201,000,000	160,000,000	41,000,000	25.6%
Other	7,000,000	5,000,000	2,000,000	40.0%

Total loans	765,000,000	691,000,000	74,000,000	10.7%

Investments	213,000,000	168,000,000	45,000,000	26.8%
Federal Funds Sold	47,000,000	41,000,000	6,000,000	14.6%
Reverse Repurchase Agreements	1,000,000	3,000,000	(2,000,000)	-66.7%

Total Earning Assets	$1,026,000,000	$903,000,000	$123,000,000	13.6%

	Six months ended
	June 30,
	2007	2006	$ Change	% Change
Loans
Commercial	$411,000,000	$391,000,000	$20,000,000	5.1%
Real Estate — Commercial	139,000,000	138,000,000	1,000,000	0.7%
Real Estate — Residential	199,000,000	151,000,000	48,000,000	31.8%
Other	6,000,000	5,000,000	1,000,000	20.0%

Total loans	755,000,000	685,000,000	70,000,000	10.2%

Investments	199,000,000	172,000,000	27,000,000	15.7%
Federal Funds Sold	48,000,000	44,000,000	4,000,000	9.1%
Reverse Repurchase Agreements	1,000,000	4,000,000	(3,000,000)	-75.0%

Total Earning Assets	$1,003,000,000	$905,000,000	$98,000,000	10.8%

AVERAGE INTEREST BEARING LIABILITIES AND FUNDING
The following table is a summary of the daily average of interest bearing liabilities and funding:

	Three months ended
	June 30,
	2007	2006	$ Change	% Change
Noninterest bearing deposits	$156,000,000	$166,000,000	$(10,000,000)	-6.0%
Interest bearing deposits	774,000,000	633,000,000	141,000,000	22.3%

Total core deposits	930,000,000	799,000,000	131,000,000	16.4%

Security repurchase agreements	50,000,000	50,000,000	—	0.0%
FHLB advances	14,000,000	18,000,000	(4,000,000)	-22.2%
Subordinated debt	5,000,000	5,000,000	—	0.0%
Long-term debt	14,000,000	14,000,000	—	0.0%
Shareholders’ equity	63,000,000	55,000,000	8,000,000	14.5%

Total funding	$1,076,000,000	$941,000,000	$135,000,000	14.3%

Total interest bearing liabilities	$857,000,000	$720,000,000	$137,000,000	19.0%

Total interest expense/
Total interest bearing liabilities	4.3%	3.9%

	Six months ended
	June 30,
	2007	2006	$ Change	% Change
Noninterest bearing deposits	$159,000,000	$163,000,000	$(4,000,000)	-2.5%
Interest bearing deposits	748,000,000	633,000,000	115,000,000	18.2%

Total core deposits	907,000,000	796,000,000	111,000,000	13.9%

Security repurchase agreements	50,000,000	51,000,000	(1,000,000)	-2.0%
FHLB advances	14,000,000	21,000,000	(7,000,000)	-33.3%
Subordinated debt	5,000,000	5,000,000	—	0.0%
Long-term debt	14,000,000	14,000,000	—	0.0%
Shareholders’ equity	62,000,000	55,000,000	7,000,000	12.7%

Total funding	$1,052,000,000	$942,000,000	$110,000,000	11.7%

Total interest bearing liabilities	$831,000,000	$724,000,000	$107,000,000	14.7%

Total interest expense/
Total interest bearing liabilities	4.2%	3.7%

Liquidity and Interest Rate Sensitivity
The Corporation must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets — those which can be converted into cash - and access to additional sources of funds. The Corporation must monitor its liquidity ratios as established in the Asset/Liability (“ALCO”) Committee Policy. In addition, the Corporation has established a contingency funding plan to address liquidity needs in the event of depressed economic conditions. The liquidity position is continually monitored and reviewed by ALCO.
The Corporation has many sources of funds available, including: overnight federal funds sold, investments available for sale, maturity of investments held for sale, deposits, Federal Home Loan Bank (“FHLB”) advances, and issuance of debt. Funding sources did not change significantly during the first six months of 2007. Deposits are the most significant funding source and loans are the most significant use of funds for the six months ended June 30, 2007 and 2006. In addition, the purchase of bank premises and equipment was a significant use of funds for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. On January 2, 2007, the Corporation purchased the property at 4930 North Pennsylvania Street. On March 27, 2007 the Corporation purchased the land located at 106th and Michigan Road, which was previously leased. On June 20, 2007 the Corporation purchased land in the uptown section of The Village of West Clay.
On June 29, 2007 the Corporation entered into a $5,000,000 loan agreement with US Bank to replace the revolving credit agreement with Harris Trust and Savings Bank. The loan agreement is used to provide additional liquidity support to the Bank, if needed. There were no borrowings under either agreement at June 30, 2007 or 2006.
Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as available for sale, and maturing loans. Federal funds sold represented the Corporation’s primary source of immediate liquidity and were maintained at a level adequate to meet immediate needs. Federal funds sold averaged approximately $48,000,000 for the six months ended June 30, 2007, and $44,000,000 for the six months ended June 30, 2006. Reverse repurchase agreements may serve as a source of liquidity, but are primarily used as collateral for customer balances in overnight repurchase agreements. Maturities in the Corporation’s loan and investment portfolios are monitored regularly to manage the maturity dates of deposits to coincide with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.
The Corporation’s management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation’s liquidity position.
The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At June 30, 2007, the Corporation’s rate sensitive liabilities exceeded rate sensitive assets due within one year by $186,245,000.
As part of managing liquidity, the Corporation monitors its loan to deposit ratio on a daily basis. At June 30, 2007 the ratio was 85.1 percent.

The Corporation experienced an increase in cash and cash equivalents, another primary source of liquidity, of $10,882,958 during the first six months of 2007 due to deposit growth in the first six months of 2007. Federal funds sold, which is included in cash and cash equivalents used net cash of $5,078,344. Deposit growth provided net cash of $38,907,159. Investments provided net cash of $12,428,595, lending activities used $33,819,631 and the purchase of bank premises and equipment used $4,906,440.
The purpose of the Bank’s ALCO Committee is to manage and balance interest rate risk, to provide a readily available source of liquidity to cover deposit runoff and loan growth, and to provide a portfolio of safe, secure assets of high quality that generate a supplemental source of income in concert with the overall asset/liability policies and strategies of the Bank.
Capital Resources
The Corporation’s primary sources of capital since commencing operations have been from issuance of common stock, results of operations, issuance of long-term debt to a non-affiliated third party, and the issuance of company obligated mandatorily redeemable preferred capital securities.
On June 29, 2007 the Corporation entered into a Loan Agreement with US Bank in the amount of $5,000,000, which will mature on June 27, 2008. The US Bank Loan Agreement replaces the Revolving Credit Agreement with Harris Trust and Savings Bank in the amount of $5,000,000. As of June 30, 2007, there were no amounts outstanding under either Revolving Credit Agreement.
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
The Bank entered into an agreement in the amount of $5,000,000 pursuant to a Subordinated Term Loan Agreement with Harris Trust and Savings Bank dated June 6, 2003. The first advance was made in the amount of $2,000,000 on June 6, 2003. The second advance was made in the amount of $3,000,000 on May 3, 2004. The final maturity date of the loan was June 6, 2010. An amendment to the credit agreement was executed on July 27, 2005 changing the final maturity date to June 6, 2012. On June 29, 2007, the Bank entered into a Subordinated Debenture Purchase Agreement with US Bank in the amount of $5,000,000, which will mature on June 28, 2017. The proceeds from the Subordinated Debenture Purchase Agreement with US Bank were used to pay in full the Subordinated Debenture Term Agreement with Harris Trust and Savings Bank in the amount of $5,000,000. Under the terms of the agreement, the Bank pays 3-month LIBOR plus 1.2% which equates to 6.575% at June 30, 2007. Interest payments are due at the expiration of the fixed term option.

The Bank has incurred indebtedness pursuant to FHLB advances as follows:
June 30,

2007			2006
Amount	Rate	Maturity	Amount	Rate	Maturity
$8,000,000	4.19%	7/24/2007	$5,000,000	5.36%	8/14/2006
3,000,000	5.57%	8/13/2007	8,000,000	4.19%	7/24/2007
3,000,000	5.55%	10/2/2008	3,000,000	5.57%	8/13/2007
			3,000,000	5.55%	10/2/2008

$14,000,000			$19,000,000

The Bank may add indebtedness of this nature in the future if determined to be in the best interest of the Bank.
Capital for the Bank is at or above the well-capitalized regulatory requirements at June 30, 2007. Pertinent capital ratios for the Bank as of June 30, 2007 are as follows:

		Well	Adequately
	Actual	Capitalized	Capitalized
Tier 1 risk-based capital ratio	9.1%	6.0%	4.0%
Total risk-based capital ratio	10.8%	10.0%	8.0%
Leverage ratio	7.0%	5.0%	4.0%
Dividends from the Bank to the Corporation may not exceed the net undivided profits of the Bank (included in consolidated retained earnings) for the current calendar year and the two previous calendar years without prior approval of the OCC. In addition, Federal banking laws limit the amount of loans the Bank may make to the Corporation, subject to certain collateral requirements. The Bank declared and made a $650,000 dividend to the Corporation during the six months ended June 30, 2007 and 2006. No loans from the Bank to the Corporation were made during the three months and six months ended June 30, 2007 or 2006.
In 2003, the Board of Directors of the Corporation authorized and announced a repurchase program entitled “Program One” and “Program Two”. Program One covers employees and directors and was initially set to expire December 2005. During the fourth quarter of 2005, the Board of Directors authorized the extension of Program One until December 31, 2008 unless terminated earlier by the Board of Directors. The Board of Directors also authorized an additional $1,900,000 to be allocated to Program One. Under Program One, the Corporation may spend up to $7,400,000 in individually negotiated transactions to repurchase its shares from employees and directors who wish to sell their stock, of which $507,593 is still available. Program Two covers all other shareholders and was set to expire December 2005 unless terminated earlier by the Board of Directors. During the fourth quarter of 2005, the Board of Directors authorized the extension of Program Two until December 31, 2008 unless terminated earlier by the Board of Directors. The Board of Directors also authorized an additional $2,600,000 to be allocated to Program Two. Under Program Two, the Corporation may spend up to $10,200,000 in individually negotiated transactions to repurchase its shares from shareholders who wish to sell, of which $3,309,322 is available.

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
Market risk is the risk of loss due to adverse changes in market prices and rates. The Corporation’s market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. Management actively monitors and manages its interest rate exposure and makes monthly reports to the Asset/Liability (“ALCO”) Committee. The ALCO Committee is responsible for reviewing the interest rate sensitivity position and establishing policies to monitor and limit exposure to interest rate risk. The guidelines established by ALCO are reviewed by the ALCO/Investment Committee of the Corporation’s Board of Directors.
The Corporation’s profitability is affected by fluctuations in interest rates. A sudden and substantial increase in interest rates may adversely impact the Corporation’s earnings to the extent that the interest rates earned by assets and paid on liabilities do not change at the same speed, to the same extent, or on the same basis. The Corporation monitors the impact of changes in interest rates on its net interest income. The Corporation attempts to maintain a relatively neutral gap between earning assets and liabilities at various time intervals to minimize the effects of interest rate risk. One of the primary goals of asset/liability management is to maximize net interest income and the net value of future cash flows within authorized risk limits. Net interest income is affected by changes in the absolute level of interest rates. Net interest income is also subject to changes in the shape of the yield curve. In general, a flattening of the yield curve would result in a decline in earnings due to the compression of earning asset yields and funding rates, while a steepening would result in increased earnings as investment margins widen. Earnings are also affected by changes in spread relationships between certain rate indices, such as prime rate.
At June 30, 2007, the interest rate risk position of the Corporation was liability sensitive. Maintaining a liability sensitive interest rate risk position means that net income should decrease as rates rise and increase as rates fall. Due to the mix and timing of the repricing of the Corporation’s assets and liabilities, interest income is well within the Board approved risk policy whether rates increase or decrease in a 200 basis point interest rate shock.
See further discussion liquidity and interest rate sensitivity on pages 28 — 29 of this report.
There have been no material changes in the quantitative analysis used by the Corporation since filing the 2006 Form 10-K; for further discussion of the quantitative analysis used by the Corporation refer to page 49 of the 2006 Form 10-K filed on March 23, 2007.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. The Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2007, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of June 30, 2007 were effective in ensuring information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.
Changes in Internal Control. There have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
Limitations on the Effectiveness of Controls. The Corporation’s management, including its principal executive officer and principal financial officer, does not expect that the Corporation’s disclosure controls and procedures and other internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.
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
CEO and CFO Certifications. Appearing as an exhibit to this report there are Certifications of the Corporation’s principal executive officer and principal financial officer. The Certifications are required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This Item of this report which you are currently reading is the information concerning the evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Part II – Other Information.

Item 1.	Legal Proceedings
Neither the Corporation nor its subsidiaries are involved in any pending material legal proceedings at this time, other than routine litigation incidental to their business.

Item 1.A.	Risk Factors
There have been no material changes in our risk factors from that disclosed in our 2006 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	On May 12, 2007, the Corporation sold a total of 2,500 shares of common stock for proceeds of $32,500 to one director of the Corporation pursuant to the exercise of stock options by the director.

On June 21, 2007, the Corporation sold a total of 5,100 shares of common stock for proceeds of $141,525 to three officers of the Corporation pursuant to the exercise of stock options by the officers.

All of these shares were sold in private placements pursuant to Section 4(2) of the Securities Act of 1933.
(b)	Not applicable.
(c)
In 2003, the Board of Directors of the Corporation authorized and announced a repurchase program entitled “Program One” and “Program Two”. Program One covers employees and directors and was initially set to expire December 2005. During the fourth quarter of 2005, the Board of Directors authorized the extension of Program One until December 31, 2008 unless terminated earlier by the Board of Directors. The Board of Directors also authorized an additional $1,900,000 to be allocated to Program One. Under Program One, the Corporation may spend up to $7,400,000 in individually negotiated transactions to repurchase its shares from employees and directors who wish to sell their stock, of which $507,593 is still available. Program Two covers all other shareholders and was set to expire December 2005 unless terminated earlier by the Board of Directors. During the fourth quarter of 2005, the Board of Directors authorized the extension of Program Two until December 31, 2008 unless terminated earlier by the Board of Directors. The Board of Directors also authorized an additional $2,600,000 to be allocated to Program Two. Under Program Two, the Corporation may spend up to $10,200,000 in individually negotiated transactions to repurchase its shares from shareholders who wish to sell, of which $3,309,322 is still available.

The following table sets forth the issuer repurchases of equity securities that are registered by the Corporation pursuant to Section 12 of the 1934 Act during the first quarter of 2007:

Issuer Purchases of Equity Securities.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
	Total Number of		Shares Purchased	Shares that May
	Shares Purchased		as Part of Publicly	Yet Be Purchased
	during 2nd quarter	Average Price	Announced Plans	Under the Plans or
Period	2007	Paid per Share	or Programs**	Programs

04/01/07 - 04/30/07	—	$—	—	$4,801,119

05/01/07 - 05/30/06	500	$48.67	500	$4,776,784

06/01/07 - 06/30/07	19,250	$49.863	19,250	$3,816,915

Total	19,750	*	19,750

*	The weighted average price per share for the period April 2007 through June 2007 was $49.83

**	All shares repurchased by the Corporation during 2007 were completed pursuant to Program One and Program Two.

Item 3.	Defaults Upon Senior Securities — Not applicable
Item 4.	(a)	Submission of Matters to a Vote of Security Holders

On June 21, 2007, at 3:00 p.m. at the Corporation’s offices at 107 North Pennsylvania Street, Indianapolis, Indiana the annual meeting of shareholders was held. Two items were presented for consideration of the shareholders.

(b)
The first item was the election of Michael S. Maurer and William S. Oesterle to the Board of Directors to serve for a term of three years and until their successors are duly elected and qualified. The vote tabulation for the election of Mr. Maurer was 1,703,021 “for” and 0 shares against; Mr. Oesterle was 1,703,010 “for” and 11 shares against. The following director’s terms continued after the meeting: Mrs. Kathryn G. Betley; Mr. David R. Frick; Mr. Andre B. Lacy; Mr. Todd Stuart; Mr. Morris L. Maurer; Mr. Philip B. Roby; and Mr. John T. Thompson.

(c)
The second item was the ratification of Ernst & Young LLP as the Corporation’s public accountants. This matter was approved by a vote of 1,696,488 shares “for”, 135 shares against, and 6,397 shares abstained.

(d)	Not applicable.

Item 5.	Other Information — Not applicable

Item 6.	Exhibits

3.01	Articles of Incorporation of the Corporation, filed as Exhibit 3(i) to the Corporation’s Form 10-QSB as of September 30, 1995 are incorporated by reference and Articles of Amendment filed as Exhibit 3(i) to the Form 10-K for the fiscal year ended December 31, 2001
3.02	Bylaws of the Corporation, filed as Exhibit 3(ii) to the Corporation’s Form 10-Q as of September 30, 1996 are incorporated by reference
10.01	1993 Key Employees’ Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(a) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference
10.02	1993 Directors’ Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(b) to the Corporation’s Form 10-Q as of June 30, 2001 is incorporated by reference
10.03	1993 Restricted Stock Plan of the Corporation, as amended, filed as Exhibit 10(c) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference
10.04	Form of agreement under the 1993 Key Employees Stock Option Plan, filed as Exhibit 10(d) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference
10.05	Form of agreement under the 1993 Restricted Stock Plan, filed as Exhibit 10(e) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference
10.06	Schedule of Directors Compensation Arrangements, filed as Exhibit 10(f) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference
10.07	Schedule of Named Executive Officers Compensation Arrangements, filed as Exhibit 10.07 to the Corporation’s 8-K’s dated July 6, 2007 is incorporated by reference
10.08	The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10.01 to the Corporation’s Form 8-K dated June 22, 2005 is incorporated by reference
10.09	Form of Restricted Stock Award Agreement for The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10.02 to the Corporation’s Form 8-K dated June 22, 2005, is incorporated by reference

10.10	Form of Stock Option Award Agreement for The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10.03 to the Corporation’s Form 8-K dated June 22, 2005 is incorporated by reference
10.11	Employment Agreement dated December 15, 2005 between Morris L. Maurer and the Corporation, filed as Exhibit 10.06 to the Corporation’s Form 8-K dated December 21, 2005 is incorporate by reference
10.12	Employment Agreement dated December 15, 2005 between Philip B. Roby and the Corporation, filed as Exhibit 10.07 to the Corporation’s Form 8-K dated December 21, 2005 is incorporate by reference
10.13	The National Bank of Indianapolis Corporation Executive’s Deferred Compensation Plan, filed as Exhibit 10.08 to the Corporation’s Form 8-K dated December 21, 2005 is incorporated by reference
10.14	The National Bank of Indianapolis Corporation 401(K) Savings Plan (as amended and restated generally effective January 1, 2006), filed as Exhibit 10.14 to the Corporation’s Form 10-K dated December 31, 2005 is incorporated by reference
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2007 THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
/s/ Debra L. Ross
Debra L. Ross
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

3.01	Articles of Incorporation of the Corporation, filed as Exhibit 3(i) to the Corporation’s Form 10-QSB as of September 30, 1995 are incorporated by reference and Articles of Amendment filed as Exhibit 3(i) to the Form 10-K for the fiscal year ended December 31, 2001
3.02	Bylaws of the Corporation, filed as Exhibit 3(ii) to the Corporation’s Form 10-Q as of September 30, 1996 are incorporated by reference
10.01	1993 Key Employees’ Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(a) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference
10.02	1993 Directors’ Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(b) to the Corporation’s Form 10-Q as of June 30, 2001 is incorporated by reference
10.03	1993 Restricted Stock Plan of the Corporation, as amended, filed as Exhibit 10(c) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference
10.04	Form of agreement under the 1993 Key Employees Stock Option Plan, filed as Exhibit 10(d) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference
10.05	Form of agreement under the 1993 Restricted Stock Plan, filed as Exhibit 10(e) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference
10.06	Schedule of Directors Compensation Arrangements, filed as Exhibit 10(f) to the Form 10-K for fiscal year ended December 31, 2004 is incorporated by reference
10.07	Schedule of Named Executive Officers Compensation Arrangements, filed as Exhibit 10.07 to the Corporation’s 8-K’s dated July 6, 2007 is incorporated by reference
10.08	The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10.01 to the Corporation’s Form 8-K dated June 22, 2005 is incorporated by reference

10.09	Form of Restricted Stock Award Agreement for The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10.02 to the Corporation’s Form 8-K dated June 22, 2005, is incorporated by reference
10.10	Form of Stock Option Award Agreement for The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10.03 to the Corporation’s Form 8-K dated June 22, 2005 is incorporated by reference
10.11	Employment Agreement dated December 15, 2005 between Morris L. Maurer and the Corporation, filed as Exhibit 10.06 to the Corporation’s Form 8-K dated December 21, 2005 is incorporated by reference
10.12	Employment Agreement dated December 15, 2005 between Philip B. Roby and the Corporation, filed as Exhibit 10.07 to the Corporation’s Form 8-K dated December 21, 2005 is incorporated by reference
10.13	The National Bank of Indianapolis Corporation Executive’s Deferred Compensation Plan, filed as Exhibit 10.08 to the Corporation’s Form 8-K dated December 21, 2005 is incorporated by reference
10.14	The National Bank of Indianapolis Corporation 401(K) Savings Plan (as amended and restated generally effective January 1, 2006), filed as Exhibit 10.14 to Form 10K for the fiscal year ended December 31, 2005, is incorporated by reference
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350