Form 10-Q
period 2007-09-30
NATIONAL BANK OF INDIANAPOLIS CORP
filed 2007-11-08
CIK 912382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-21671
THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
(Exact name of registrant as specified in its charter)

Indiana (State or other jurisdiction of incorporation or organization)	35-1887991 (I.R.S. Employer Identification No.)

107 North Pennsylvania Street Indianapolis, Indiana (Address of principal executive offices)	46204 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at November 8, 2007

[Common Stock, no par value per share]	2,334,635 shares

The National Bank of Indianapolis Corporation
Report on Form 10-Q
for Quarter Ended
September 30, 2007

Part I – Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
		As Restated
	(Unaudited)	(Note)

Assets
Cash and cash equivalents
Cash and due from banks	$102,364,754	$71,227,890
Reverse repurchase agreements	1,000,000	1,000,000
Federal funds sold	37,706,982	39,648,321

Total cash and cash equivalents	141,071,736	111,876,211

Investment securities
Available-for-sale securities	61,572,843	60,790,222
Held-to-maturity securities (Fair value of $74,288,885 and $85,279,591)	74,922,888	86,197,233

Total investment securities	136,495,731	146,987,455

Loans	787,218,733	744,537,934
Less: Allowance for loan losses	(8,900,285)	(8,513,098)

Net loans	778,318,448	736,024,836
Premises and equipment	16,150,747	12,066,888
Accrued interest	5,205,543	5,477,689
Federal Reserve and FHLB stock	3,149,900	3,149,900
Other assets	19,103,485	18,848,856

Total assets	$1,099,495,590	$1,034,431,835

Liabilities and shareholders’ equity
Deposits:
Noninterest-bearing demand deposits	$162,482,260	$181,953,564
Money market and savings deposits	580,722,888	505,314,281
Time deposits over $100,000	116,468,355	107,050,693
Other time deposits	85,778,933	80,765,095

Total deposits	945,452,436	875,083,633
Security repurchase agreements	58,650,299	59,133,328
FHLB advances	3,000,000	14,000,000
Subordinated debt	5,000,000	5,000,000
Junior subordinated debentures owed to unconsolidated subsidiary trust	13,918,000	13,918,000
Other liabilities	7,317,843	7,512,043

Total liabilities	1,033,338,578	974,647,004

Shareholders’ equity:
Common stock, no par value:
Authorized shares 2007 and 2006 - 3,000,000 shares; issued 2,739,438 in 2007 and 2,677,870 in 2006; outstanding 2,334,635 in 2007 and 2,310,486 in 2006	17,626,889	17,801,380
Additional paid in capital	6,687,109	6,236,115
Retained earnings	41,801,289	36,280,319
Accumulated other comprehensive income (loss)	41,725	(532,983)

Total shareholders’ equity	66,157,012	59,784,831

Total liabilities and shareholders’ equity	$1,099,495,590	$1,034,431,835

Note: The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date and reflects adjustments as described in Note 2 but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation
Consolidated Statements of Income
(Unaudited)

	Three months ended
	September 30,
	2007	2006
		As Restated

Interest income:
Interest and fees on loans	$14,828,474	$13,815,995
Interest on investment securities taxable	1,560,522	1,203,371
Interest on investment securities nontaxable	454,126	453,877
Interest on federal funds sold	767,468	509,291
Interest on reverse repurchase agreements	97,611	12,778

Total interest income	17,708,201	15,995,312

Interest expense:
Interest on deposits	7,999,192	6,469,805
Interest on security repurchase agreements	540,038	584,708
Interest on FHLB advances and overnight borrowings	83,925	302,333
Interest on long term debt	452,789	470,297

Total interest expense	9,075,944	7,827,143

Net interest income	8,632,257	8,168,169

Provision for loan losses	79,000	225,000

Net interest income after provision for loan losses	8,553,257	7,943,169

Other operating income:
Wealth management fees	1,155,235	961,290
Rental income	147,435	111,216
Service charges and fees on deposit accounts	468,352	430,173
Mortgage banking income (loss)	41,793	(21,588)
Interchange income	219,055	204,162
Other	441,710	410,650

Total other operating income	2,473,580	2,095,903

Other operating expenses:
Salaries, wages and employee benefits	5,166,669	4,821,849
Occupancy	485,765	449,827
Furniture and equipment	309,427	304,425
Professional services	452,519	345,339
Data processing	435,950	406,764
Business development	355,745	294,321
Other	1,173,915	853,954

Total other operating expenses	8,379,990	7,476,479

Net income before tax	2,646,847	2,562,593
Federal and state income tax	874,379	807,946

Net income after tax	$1,772,468	$1,754,647

Basic earnings per share	$0.76	$0.76

Diluted earnings per share	$0.74	$0.73

See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation
Consolidated Statements of Income
(Unaudited)

	Nine months ended
	September 30,
	2007	2006
		As Restated

Interest income:
Interest and fees on loans	$43,271,903	$38,844,869
Interest on investment securities taxable	4,929,292	3,516,355
Interest on investment securities nontaxable	1,362,352	1,327,403
Interest on federal funds sold	1,866,435	1,304,696
Interest on reverse repurchase agreements	122,750	99,597

Total interest income	51,552,732	45,092,920

Interest expense:
Interest on deposits	23,187,622	17,582,754
Interest on repurchase agreements	1,562,928	1,560,585
Interest on FHLB advances and overnight borrowings	420,183	820,823
Interest on long term debt	1,423,315	1,394,473

Total interest expense	26,594,048	21,358,635

Net interest income	24,958,684	23,734,285

Provision for loan losses	529,000	861,000

Net interest income after provision for loan losses	24,429,684	22,873,285

Other operating income:
Wealth management fees	3,282,006	2,773,241
Rental income	447,412	347,926
Service charges and fees on deposit accounts	1,381,494	1,264,430
Mortgage banking income	251,114	170,268
Interchange income	632,501	588,389
Other	1,288,133	942,845

Total other operating income	7,282,660	6,087,099

Other operating expenses:
Salaries, wages and employee benefits	14,535,381	13,174,497
Occupancy	1,357,341	1,318,540
Furniture and equipment	919,596	873,293
Professional services	1,281,933	1,094,304
Data processing	1,319,110	1,283,175
Business development	1,038,725	913,797
Other	3,103,777	2,621,869

Total other operating expenses	23,555,863	21,279,475

Net income before tax	8,156,481	7,680,909
Federal and state income tax	2,635,511	2,575,738

Net income after tax	$5,520,970	$5,105,171

Basic earnings per share	$2.37	$2.22

Diluted earnings per share	$2.29	$2.12

See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30,
	2007	2006
		As Restated

Operating Activities
Net Income	$5,520,970	$5,105,171
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	529,000	861,000
Proceeds from sale of loans	9,635,958	11,814,702
Origination of loans held for sale	(9,450,958)	(7,829,991)
Depreciation and amortization	1,060,367	837,389
Mortgage servicing rights impairment (recoveries) charges	114,370	(50,891)
Gain on sale of loans	(118,050)	(86,863)
Gain on disposal of premises and equipment	(1,260)	—
Net decrease (increase) in deferred income taxes	173,079	(161,064)
Excess tax benefit from deferred stock compensation	(525,561)	(296,872)
Stock compensation	99,709	99,786
Net accretion of discounts and amortization of premiums on investments	150,861	210,110
Compensation expense related to restricted stock and options	741,225	514,128
(Increase) decrease in:
Accrued interest receivable	272,146	(382,984)
Other assets	(758,249)	(10,447,460)
Increase in:
Other liabilities	331,361	297,726

Net cash provided by operating activities	7,774,968	483,887

Investing Activities
Proceeds from maturities of investment securities held to maturity	11,141,892	5,779,203
Proceeds from maturities of investment securities available for sale	36,011,022	11,014,082
Purchases of investment securities held to maturity	(25,000)	(10,523,243)
Purchases of investment securities available for sale	(35,996,172)	(981,875)
Net increase in loans	(42,889,562)	(41,008,173)
Purchases of bank premises and equipment	(5,142,966)	(1,270,636)

Net cash used by investing activities	(36,900,786)	(36,990,642)

Financing Activities
Net increase in deposits	70,368,803	51,092,752
Net increase (decrease) in security repurchase agreements	(483,029)	9,662,485
Net change in FHLB borrowings	(11,000,000)	—
Proceeds from issuance of long-term debt	5,000,000	—
Repayment of long-term debt	(5,000,000)	—
Income tax benefit from deferred stock compensation (FASB 123(R))	525,561	296,872
Proceeds from issuance of stock	765,905	662,331
Repurchase of stock	(1,855,897)	(847,101)

Net cash provided by financing activities	58,321,343	60,867,339

Increase in cash and cash equivalents	29,195,525	24,360,584

Cash and cash equivalents at beginning of year	111,876,211	70,438,111

Cash and cash equivalents at end of period	$141,071,736	$94,798,695

Interest paid	$26,453,349	$21,087,524

Income taxes paid	$1,578,845	$3,212,101

See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation
Consolidated Statement of Shareholders’ Equity
(Unaudited)

					Accumulated
			Additional		and Other
	Common	Unearned	Paid In	Retained	Comprehensive
	Stock	Compensation	Capital	Earnings	Income	TOTAL
Balance at December 31, 2005, as restated	$19,549,673	$(357,507)	$4,341,410	$29,295,530	$(1,246,584)	$51,582,522

Comprehensive income:
Net income	—	—	—	5,105,171	—	5,105,171
Other comprehensive income
Net unrealized gain on investments, net of tax of $263,958	—	—	—	—	402,434	402,434
Net unrealized gain on swap net of tax $96,431	—	—	—	—	147,020	147,020

Total comprehensive income	—	—	—	—	—	5,654,625

Income tax benefit from deferred stock compensation	—	—	296,872	—	—	296,872
Issuance of stock 40,018 shares of common stock under stock-based compensation plans	1,012,867	—	(250,750)	—	—	762,117
Repurchase of stock 19,609 shares of common stock	(847,101)	—	—	—	—	(847,101)
Compensation earned	—	—	514,128	—	—	514,128
Adoption of FASB 123(R) reversal of (41,700) shares of unvested restricted common stock	(1,172,525)	357,507	815,018	—	—	—

Balance at September 30, 2006, as restated	$18,542,914	$—	$5,716,678	$34,400,701	$(697,130)	$57,963,163

Balance at December 31, 2006, as restated	$17,801,380	$—	$6,236,115	$36,280,319	$(532,983)	$59,784,831

Comprehensive income:
Net income	—	—	—	5,520,970	—	5,520,970
Other comprehensive income
Net unrealized gain on investments, net of tax of $313,262	—	—	—	—	477,604	477,604
Net unrealized gain on swap net of tax of $63,691	—	—	—	—	97,104	97,104

Total comprehensive income						6,095,678

Income tax benefit from deferred stock compensation	—	—	525,561	—	—	525,561
Issuance of 61,568 shares of common stock under stock-based compensation plans	1,681,406	—	(815,792)	—	—	865,614
Repurchase of 37,418 shares of common stock	(1,855,897)	—	—	—	—	(1,855,897)
Compensation earned	—	—	741,225	—	—	741,225

Balance at September 30, 2007	$17,626,889	$—	$6,687,109	$41,801,289	$41,725	$66,157,012

See notes to consolidated financial statements.

The National Bank of Indianapolis
Corporation
Notes to Consolidated Financial Statements
September 30, 2007
Note 1: Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of The National Bank of Indianapolis Corporation (“Corporation”) and its wholly-owned subsidiary, The National Bank of Indianapolis (“Bank”). All intercompany transactions between the Corporation and its subsidiary have been properly eliminated. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s Form 10-K for the year ended December 31, 2006.
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
The Corporation has restated its consolidated financial statements to reflect this change in accounting for restricted stock. A summary of the effect of this adjustment to the 2006 financial statements is as follows: in the statement of shareholders’ equity, additional paid in capital increased by $332,147 and retained earnings decreased by the same amount as of December 31, 2005 and in the statements of income, federal and state income tax expense increased by $26,807 and $77,436 as of three months and nine months ended September 30, 2006, respectively, with an offsetting increase to additional paid in capital.

The following table shows a comparison between numbers previously reported and the restated numbers:

	Three months ended		Nine months ended
	September 30, 2006		September 30, 2006
	Before	After	Before	After
	Restatement	Restatement	Restatement	Restatement
Net income after tax	$1,781,454	$1,754,647	$5,182,607	$5,105,171
Basic earnings per share	$0.77	$0.76	$2.25	$2.22
Diluted earnings per share	$0.74	$0.73	$2.16	$2.12
The Corporation will not be amending its previous filings based on the requirements of SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements”, which was adopted in 2006.
Note 3: Investment Securities
The securities available for sale and held to maturity are summarized as follows:

	Available-for-Sale Securities
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
September 30, 2007
U.S. Treasury securities	$1,498,100	$7,090	$—	$1,505,190
U.S. Government agencies	60,000,000	315,001	253,000	60,062,001
Collateralized mortgage obligations	5,651	1	—	5,652

	$61,503,751	$322,092	$253,000	$61,572,843

December 31, 2006
U.S. Treasury securities	$1,495,336	$—	$981	$1,494,355
U.S. Government agencies	60,000,000	—	720,799	59,279,201
Collateralized mortgage obligations	16,659	7	—	16,666

	$61,511,995	$7	$721,780	$60,790,222

	Held-to-Maturity Securities
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
September 30, 2007
Municipals	$46,254,109	$178,597	$385,228	$46,047,478
Collateralized mortgage obligations	28,443,779	—	427,578	28,016,201
Other securities	225,000	1,172	966	225,206

	$74,922,888	$179,769	$813,772	$74,288,885

December 31, 2006
Municipals	$46,247,490	$247,212	$211,345	$46,283,357
Collateralized mortgage obligations	39,724,743	—	952,366	38,772,377
Other securities	225,000	1,182	2,325	223,857

	$86,197,233	$248,394	$1,166,036	$85,279,591

The Corporation held 96 investment securities as of September 30, 2007 of which the amortized cost was greater than market value. The majority of these investment securities were purchased during 2005 and 2006. Management does not believe any individual unrealized loss as of September 30, 2007 represents an other-than temporary impairment. The unrealized losses relate primarily to securities issued by the Federal Home Loan Mortgage Corporation (FHLMC) and Municipalities.
The unrealized losses in the securities issued by FHLMC are primarily attributable to changes in interest rates, and individually were 2.80% or less of their respective amortized cost basis. Accordingly, the Corporation believes the credit risk embedded in these securities to be inherently low and the unrealized loss is primarily attributable to changes in interest rates. The Corporation has both the intent and ability to hold these securities for a time necessary to recover the amortized cost. The unrealized losses in the securities issued by the Municipalities are classified as held-to-maturity.
Available for Sale Securities

	Less than 12 months			Greater than 12 months
	In an unrealized loss position			In an unrealized loss position			Total	Total
	Unrealized	Number		Unrealized	Number		Unrealized	Estimated
	Loss	of	Estimated	Loss	of	Estimated	Loss	Fair
	Amount	Securities	Fair Value	Amount	Securities	Fair Value	Amount	Value

Investment securities:
U.S. treasury securities	$—	—	$—	$—	—	$—	$—	$—
U. S. government agencies	—	—	—	253,000	1	19,747,000	253,000	19,747,000

Total	$—	—	$—	$253,000	1	$19,747,000	$253,000	$19,747,000

Held to Maturity Securities

	Less than 12 months			Greater than 12 months
	In an unrealized loss position			In an unrealized loss position			Total	Total
	Unrealized	Number		Unrealized	Number		Unrealized	Estimated
	Loss	of	Estimated	Loss	of	Estimated	Loss	Fair
	Amount	Securities	Fair Value	Amount	Securities	Fair Value	Amount	Value

Investment securities:
Collateralized mortgage obligations	$—	—	$—	$427,578	3	$28,016,201	$427,578	$28,016,201
Municipals	—	—	—	385,228	86	37,418,271	385,228	37,418,271
Other securities	238	1	24,762	728	5	124,271	966	149,033

Total	$238	1	$24,762	$813,534	94	$65,558,743	$813,772	$65,583,505

Investment securities with a carrying value of approximately $60,000,000 at September 30, 2007 and December 31, 2006, were pledged as collateral for bankruptcy accounts to the U.S. Department of Justice, Treasury Tax and Loan, Wealth Management Accounts, and securities sold under agreements to repurchase.
Note 4: Loans
Loans consist of the following:

	September 30, 2007	December 31, 2006

Residential loans secured by real estate	$312,142,939	$271,374,185
Commercial loans secured by real estate	170,909,282	141,955,758
Other commercial and industrial loans	255,765,893	278,924,252
Consumer loans	48,400,619	52,283,739

Total loans	787,218,733	744,537,934
Less allowance for loan losses	(8,900,285)	(8,513,098)

Total loans, net	$778,318,448	$736,024,836

The Corporation periodically sells residential mortgage loans it originates based on the overall loan demand of the Corporation and outstanding balances of the residential mortgage portfolio. As of September 30, 2007 and December 31, 2006, loans held for sale totaled $1,872,000 and $1,485,000, respectively, and are included in the totals above.
Activity in the allowance for loan losses was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Beginning balance	$8,892,896	$9,076,052	$8,513,098	$8,346,390
Loans (charged off) recoveries-net	(71,611)	(37,471)	(141,813)	56,191
Provision for loan losses	79,000	225,000	529,000	861,000

Ending balance	$8,900,285	$9,263,581	$8,900,285	$9,263,581

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
Under the terms of the Subordinated Debenture Purchase Agreement, the Bank pays 3-month LIBOR plus 1.2% which equates to 6.45% at September 30, 2007. Interest payments are due at the expiration of the fixed term option.

Note 6: Derivative Instruments and Hedging Activities
During 2004, the Corporation entered into an interest rate swap, which expired April 15, 2007, to reduce the volatility of variable interest payments received on a portion of its overnight federal funds sold. This interest rate swap qualified as and was accounted for as a cash flow hedge pursuant to Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (“SFAS 133”). SFAS 133 requires changes in the fair value of cash flow hedges to be reported as a component of Other Comprehensive Income, net of deferred taxes.

	September 30, 2007			December 31, 2006
			Net Ineffective			Net Ineffective
		Derivative	Hedge Gains	Notional	Derivative	Hedge Gains
	Notional Amount	Liability	(Losses)	Amount	Liability	(Losses)
Cash Flow Hedge
Overnight Federal Funds Sold
Receive fixed interest rate swap	$—	$—	$—	$20,000,000	$160,795	$—
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
In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46(R) (As Amended), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, (FIN 46(R)), the Corporation does not consolidate the Trust in its financial statements. The junior subordinated debt obligation issued to the Trust of $13,918,000 for September 30, 2007 and December 31, 2006, respectively, is reflected in the Corporation’s consolidated balance sheets. The junior subordinated debentures owed to the Trust and held by the Corporation qualify as Tier 1 capital for the Corporation under Federal Reserve Board guidelines.
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
During the third quarter of 2007, two officers of the Corporation exercised options to purchase 2,600 common shares in aggregate. The weighted average exercise price was $27.75 and the weighted average fair market value of the stock was $50.41.
Due to the exercise of these options and the vesting of restricted stock for the nine months ended September 30, 2007, the Corporation will receive a deduction for tax purposes for the difference between the fair value of the stock at the date of grant and the date of exercise. In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share Based Payment” (“SFAS 123(R)”), the Corporation has recorded the income tax benefit of $525,561 as additional paid in capital for the nine months ended September 30, 2007.
Note 9: Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
		As Restated		As Restated

Basic average shares outstanding	2,338,644	2,306,797	2,326,231	2,299,539

Net income	$1,772,468	$1,754,647	$5,520,970	$5,105,171

Basic net income per common share	$0.76	$0.76	$2.37	$2.22

Diluted
Average shares outstanding	2,338,644	2,306,797	2,326,231	2,299,539
Nonvested restricted stock	3,006	24,790	16,268	26,644
Common stock equivalents
Net effect of the assumed exercise of stock options	69,341	79,936	69,995	77,765

Diluted average shares	2,410,991	2,411,523	2,412,494	2,403,948

Net income	$1,772,468	$1,754,647	$5,520,970	$5,105,171

Diluted net income per common share	$0.74	$0.73	$2.29	$2.12

Note 10: Comprehensive Income
The following is a summary of activity in accumulated other comprehensive income:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Accumulated unrealized loss on securities available for sale at beginning of period, net of tax	$(323,237)	$(1,083,936)	$(435,879)	$(922,349)
Net unrealized gains for period	604,341	933,964	790,866	666,392
Tax expense	(239,379)	(369,943)	(313,262)	(263,958)

Ending other comprehensive income (loss) at end of period, net of tax	$41,725	$(519,915)	$41,725	$(519,915)

Accumulated unrealized loss on swap at beginning of period, net of tax	$—	$(279,624)	$(97,104)	$(324,235)
Net unrealized gain for period	—	142,973	160,795	243,451
Tax expense	—	(40,564)	(63,691)	(96,431)

Ending other comprehensive loss at end of period, net of tax	$—	$(177,215)	$—	$(177,215)

Accumulated other comprehensive loss at beginning of period, net of tax	$(323,237)	$(1,363,560)	$(532,983)	$(1,246,584)
Other comprehensive income, net of tax	364,962	666,430	574,708	549,454

Accumulated other comprehensive income (loss) at end of period, net of tax	$41,725	$(697,130)	$41,725	$(697,130)

Note 11: Commitments and Contingencies
Off-balance sheet financial instruments representing commitments to extend credit as of September 30, 2007 and December 31, 2006 are as follows:

	September 30, 2007	December 31, 2006

Commercial credit lines	$229,551,004	$201,846,125
Revolving home equity and credit card lines	91,006,858	91,072,318
Standby letters of credit	20,061,434	13,556,888
Other loans	2,365,307	2,382,635

	$342,984,603	$308,857,966

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
As of June 30, 2007, the Corporation is an “accelerated filer”, as defined, and will be in full compliance with all requirements of Sarbanes-Oxley 404 as of December 31, 2007.
Statement No. 155 – Accounting for Certain Hybrid Financial Instruments
In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155 (“SFAS No. 155”), Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, (“SFAS No. 140”). SFAS No. 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal only strips are not subject to the requirements of SFAS 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. Additionally, SFAS No. 155 amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 was effective for the Corporation on January 1, 2007 and did not have a significant impact on the Corporation’s financial statements.

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
The Corporation recorded net income of $1,772,468 or $0.74 per diluted share for the three month period ending September 30, 2007 compared to $1,754,647 or $0.73 per diluted share for the three month period ending September 30, 2006.
The Corporation recorded net income of $5,520,970 or $2.29 per diluted share for the nine month period ending September 30, 2007 compared to $5,105,171 or $2.12 per diluted share for the nine month period ending September 30, 2006.
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

Results of Operations
Net Interest Income
This section should be reviewed in conjunction with the daily average earning assets balances and interest bearing liabilities and funding tables found on page 25-26.
Three months ended September 30, 2007 compared to the three months ended September 30, 2006 and nine months ended September 30, 2007 compared to the nine months ended September 30, 2006:
The Corporation’s results of operations depend primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. The Corporation had net interest income of $8,632,257, for the three months ended September 30, 2007 compared to net interest income of $8,168,169 for the three months ended September 30, 2006. The Corporation had net interest income of $24,958,684, for the nine months ended September 30, 2007 compared to net interest income of $23,734,285 for the nine months ended September 30, 2006. This growth in net interest income was primarily the result of earning asset growth. Overall average loans increased $60,000,000 and $67,000,000 for the three months and nine months ended September 30, 2007, respectively, compared to the three months and nine months ended September 30, 2006, respectively.
Average balances are computed using daily actual balances. The average loan balance includes non-accrual loans and the interest recognized prior to becoming non-accrual is reflected in the interest income for loans. Interest income on loans includes loan fees of $131,945, and $102,845, for the three months ending September 30, 2007, and 2006, respectively. Interest income on loans includes loan fees of $399,779 and $340,355, for the nine months ending September 30, 2007, and 2006, respectively
Provision for Loan Losses
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
The provision for loan losses was $79,000 and $225,000, for the three months ended September 30, 2007 and 2006, respectively. The provision for loan losses was $529,000 for the nine months ended September 30, 2007 compared to a $861,000 provision for loan losses for the nine months ended September 30, 2006.
Based on management’s risk assessment and evaluation of the probable losses of the loan portfolio, management believes that the current allowance for loan losses is adequate to provide for probable losses in the loan portfolio.

The following table sets forth activity in the allowance for loan losses:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Beginning of Period	$8,892,896	$9,076,052	$8,513,098	$8,346,390
Provision for loan losses	79,000	225,000	529,000	861,000

Chargeoffs:
Commercial	—	22,054	218,398	148,895
Residential Mortgage	415,120	63,705	519,504	272,398
Consumer	531	50,000	43,574	50,468
Credit Cards	—	6,543	487	22,638

	415,651	142,302	781,963	494,399

Recoveries:
Commercial	312,932	26,390	556,386	398,144
Residential Mortgage	16,779	78,441	67,009	152,413
Consumer	5,620	—	6,165	—
Credit Cards	8,709	—	10,590	33

	344,040	104,831	640,150	550,590

End of Period	$8,900,285	$9,263,581	$8,900,285	$9,263,581

Allowance as a % of Loans	1.13%	1.28%	1.13%	1.28%
Loans past due over 30 days totaled $7,372,930, or .94% of total loans at September 30, 2007 compared to $2,569,637 or .36% of total loans at September 30, 2006.
Loans are considered to be impaired when it is determined that the obligor will not pay all contractual principal and interest when due. The table below summarizes the number of loans considered to be impaired and the combined balance of those loans.

	Number of	Combined balance of
Period ending	impaired loans	impaired loans
September 30, 2007	35	$4,718,603
December 31, 2006	35	$7,152,091
September 30, 2006	30	$1,932,186
For loans classified as impaired at September 30, 2007, the contractual interest due and the actual accrued interest recorded and paid on those loans during 2007 was $349,994 and $128,297, respectively. The related allowance on impaired loans at September 30, 2007 was $498,254.
At September 30, 2007 and 2006 there were approximately $3,733 and $20,541 loans greater than 90 days and still accruing interest.

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
The amount of loans pledged as collateral for FHLB advances as of September 30, 2007 and 2006 was $4,350,000 and $34,800,000, respectively.
Other Operating Income
The following table details the components of other operating income for the three months and nine months ended September 30, 2007 and 2006:

	Three months ended
	September 30,
	2007	2006	$ Change	% Change
Wealth management fees	$1,155,235	$961,290	$193,945	20.2%
Rental income	147,435	111,216	36,219	32.6%
Service charges and fees on deposit accounts	468,352	430,173	38,179	8.9%
Mortgage banking income (loss)	41,793	(21,588)	63,381	293.6%
Interchange income	219,055	204,162	14,893	7.3%
Other	441,710	410,650	31,060	7.6%

Total other operating income	$2,473,580	$2,095,903	$377,677	18.0%

	Nine months ended
	September 30,
	2007	2006	$ Change	% Change
Wealth management fees	$3,282,006	$2,773,241	$508,765	18.3%
Rental income	447,412	347,926	99,486	28.6%
Service charges and fees on deposit accounts	1,381,494	1,264,430	117,064	9.3%
Mortgage banking income	251,114	170,268	80,846	47.5%
Interchange income	632,501	588,389	44,112	7.5%
Other	1,288,133	942,845	345,288	36.6%

Total other operating income	$7,282,660	$6,087,099	$1,195,561	19.6%

Total other operating income for the three months and nine months ended September 30, 2007 increased compared to the three months and nine months ended September 30, 2006.
Wealth management fees increased for the three months and nine months ended September 30, 2007 as compared to the three months and nine months ended September 30, 2006. The net increase in wealth management fees is attributable to the overall price appreciation in the stock and treasury markets, an increase in assets under management, an increase in fees collected for tax return preparation, and an overall fee increase for many of the accounts with assets under management. The increase is partially offset by a decrease in fees collected for estate administration.

Rental income increased for the three months and nine months ended September 30, 2007 as compared to the three months and nine months ended September 30, 2006. The increase is due to the Corporation purchasing the building and land at 4930 North Pennsylvania Street, where the Bank operates a banking center, in January 2007 and recording rental income from other tenants for the three months and nine months ended September 30, 2007.
Service charges and fees on deposit accounts increased for the three months and nine months ended September 30, 2007 as compared to the three months and nine months ended September 30, 2006. The increase is primarily attributable to an increase in service charges collected for DDA business accounts and overdraft and NSF fees.
Mortgage banking income increased for the three months and nine months ended September 30, 2007 as compared to the three months and nine months ended September 30, 2006. Net gains on mortgage loans sold increased for the three months and nine months ended September 30, 2007 as compared to the three months and nine months ended September 30, 2006. The net gains on mortgage loan sales for the three months ended September 30, 2007 was $53,770 as compared to $44,827 for the three months ended September 30, 2006. The net gains on mortgage loan sales for the nine months ended September 30, 2007 was $118,050 as compared to $86,863 for the nine months ended September 30, 2006. Mortgage originations were in excess of $17,563,315, with $9,635,958 being sold to the secondary market in the first nine months of 2007 as compared to mortgage originations in excess of $23,888,545 with sales of $11,814,702 to the secondary market in the first nine months of 2006. When a mortgage loan is sold and the mortgage servicing rights (“MSR”) are retained, the MSR is recorded as an asset on the balance sheet. The value of the MSRs is sensitive to changes in interest rates. In a declining interest rate environment, mortgage loan refinancings generally increase, causing actual and expected loan prepayments to increase, which decreases the value of existing MSRs. Conversely, as interest rates rise, mortgage loan refinancings generally decline, causing actual and expected loan prepayments to decrease, which increases the value of the MSRs.
Due to the adoption of SFAS No. 156, on January 1, 2007, the MSRs are carried at fair value. Therefore, MSRs are no longer amortized and a valuation reserve is no longer carried against the MSRs. During the three months ended September 30, 2007, there was a write-down of the fair value of the MSRs in the amount of $93,861. During the three months ended September 30, 2006, the valuation reserve increased $79,941 and $65,663 was recorded as amortization of MSRs for a net decrease to mortgage banking income of $145,604. For the nine months ended September 30, 2007, there was a write-down of the fair value of the MSRs in the amount of $114,370. For the nine months ended September 30, 2006, the valuation reserve decreased $50,891 and $198,866 was recorded as amortization of MSRs for a net decrease to mortgage banking income of $147,975.
Interchange income increased for the three months and nine months ended September 30, 2007 as compared to the three months and nine months ended September 30, 2006. The increase is attributable to higher transaction volumes for debit cards and credit cards in 2007 compared to the same period the previous year.
Other income increased for the three months and nine months ended September 30, 2007 as compared to three months and nine months ended September 30, 2006. The increase is primarily due to income earned on a Bank Owned Life Insurance Policy purchased during the third quarter of 2006. Additionally, there was an increase in Letter of Credit fees, Master Card/Visa merchant fees, and sweep fees for Dreyfus money market funds. The increase is partially offset by a decrease in prepayment penalties and documentation fees.

Other Operating Expenses
The following table details the components of other operating expense:

	Three months ended
	September 30,
	2007	2006	$ Change	% Change
Salaries, wages, and employee benefits	$5,166,669	$4,821,849	$344,820	7.2%
Occupancy	485,765	449,827	35,938	8.0%
Furniture and equipment	309,427	304,425	5,002	1.6%
Professional services	452,519	345,339	107,180	31.0%
Data Processing	435,950	406,764	29,186	7.2%
Business development	355,745	294,321	61,424	20.9%
Other	1,173,915	853,954	319,961	37.5%

Total other operating expenses	$8,379,990	$7,476,479	$903,511	12.1%

	Nine months ended
	September 30,
	2007	2006	$ Change	% Change
Salaries, wages, and employee benefits	$14,535,381	$13,174,497	$1,360,884	10.3%
Occupancy	1,357,341	1,318,540	38,801	2.9%
Furniture and equipment	919,596	873,293	46,303	5.3%
Professional services	1,281,933	1,094,304	187,629	17.1%
Data Processing	1,319,110	1,283,175	35,935	2.8%
Business development	1,038,725	913,797	124,928	13.7%
Other	3,103,777	2,621,869	481,908	18.4%

Total other operating expenses	$23,555,863	$21,279,475	$2,276,388	10.7%

Other operating expenses for the three months and nine months ended September 30, 2007 increased as compared to the three months and nine months ended September 30, 2006.
Salaries, wages and employee benefits increased for the three months and nine months ended September 30, 2007 as compared to the three months and nine months ended September 30, 2006. The increase is due to an increase in full-time equivalent employees, annual merit increases for many employees, increased FICA expense related to restricted stock and stock options exercised by the officers of the Bank, group medical insurance, 401K contributions, employee relations/activity, training expense, additional stock option expense related to grants to officers of the Bank during the second quarter 2006, and additional restricted stock expense related to grants to officers of the Bank during the third quarter of 2007.
Occupancy expense increased for the three months and nine months ended September 30, 2007 as compared to the three months and nine months ended September 30, 2006. The increase is due to an increase in real estate taxes, building and property repairs, and utilities at the Corporation’s main building. This increase is partially offset by a decrease in rent expense due to the Corporation purchasing the building and land at 4930 North Pennsylvania Street, where the Bank operates a banking center, in January 2007.

Furniture and equipment expense increased for the three months and nine months ended September 30, 2007 as compared to the three months and nine months ended September 30, 2006. This is due to an increase in depreciation expense for computer equipment, repair expense, and maintenance contracts expense. The increase is partially offset by a decrease in depreciation expense for furniture, fixture and equipment.
Professional services expense increased for the three months and nine months ended September 30, 2007 as compared to the three months and nine months ended September 30, 2006 due to an increase in attorney fees, courier services, accounting fees, consulting fees, and fees associated with the compliance of Sarbanes-Oxley Act of 2002. The increase is partially offset by a decrease in advertising agency fees and design services fees.
Data processing expenses increased for the three months and nine months ended September 30, 2007 as compared to the three months and nine months ended September 30, 2006. The increase is primarily due to an increase in service bureau fees relating to increased transaction activity by the Bank, increase in processing fees for ATM/Debit cards, bill payment services, and assistance with the fiduciary income tax preparation for Wealth Management accounts. The increase is partially offset by a decrease in expenses paid to a third party processor for the credit card system and the wealth management system.
Business development expenses increased for the three months and nine months ended September 30, 2007 as compared to the three months and nine months ended September 30, 2006 due to an increase in advertising, public relations, customer promotions and premium items, and customer entertainment.
Other expenses increased for the three months and nine months ended September 30, 2007 as compared to the three months and nine months ended September 30, 2006 due to a write down of the value of other real estate property and increases in software maintenance, telephone monthly service, cellular phone, stationary and printing, conferences and conventions, credit card cash back rewards, personal property taxes, correspondent bank charges, employment agency fees, comptroller of currency assessment, credit card losses, and check losses. The increase is partially offset by a decrease in expenses relating to the enhancement of the credit card processing system during 2006.
Federal and State Income Tax

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income before federal and state income tax	$2,646,847	$2,562,593	$8,156,481	$7,680,909

Federal income tax	691,329	691,597	2,124,764	2,084,528
State income tax	183,050	116,349	510,747	491,210

Total income tax	$874,379	$807,946	$2,635,511	$2,575,738

Effective tax rate	33.0%	31.5%	32.3%	33.5%

The increase in the effective tax rate for the three months ended September 30, 2007 as compared to the three months September 30, 2006 is due to an adjustment to “true-up” the state tax payable to the 2006 Indiana State Tax return. The decrease in the effective tax rate for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 is due an increase in tax exempt interest income, an increase in the Enterprise Tax Zone Credit and the purchase of a Bank Owned Life Insurance Policy during the third quarter of 2006 in which income recorded from the policy is tax exempt and an increase in tax exempt income.

The following table details average balances, interest income/expense average rates/yields for the Bank’s earning assets and interest bearing liabilities for the period ending September 30, 2007, December 31, 2006 and September 30, 2006 (in 000’s):

	Nine months ended			Twelve months ended			Nine months ended
	September 30, 2007			December 31, 2006			September 30, 2006
		Interest	Annualized		Interest			Interest	Annualized
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate/Yield	Balance	Expense	Rate/Yield	Balance	Expense	Rate/Yield
Assets:
Federal Funds	$51,686	$1,866	4.81%	$46,721	$1,849	3.96%	$45,256	$1,305	3.84%
Reverse Repurchase Agreements	1,000	38	5.07%	2,488	112	4.50%	2,989	99	4.46%
Term Reverse Repurchase Agreements	2,311	85	4.90%	—	—	0.00%	—	—	0.00%
Investments and Overnight Time	195,607	6,292	4.29%	175,783	6,690	3.81%	173,732	4,844	3.72%
Loans (gross)	760,640	43,272	7.59%	702,160	52,724	7.51%	693,910	38,845	7.46%

Total earning assets	$1,011,244	$51,553	6.80%	$927,152	$61,375	6.62%	$915,887	$45,093	6.56%
Non-earning assets	56,008			45,223			43,036

Total assets	$1,067,252			$972,375			$958,923

Liabilities:
Interest bearing DDA	$97,578	$1,247	1.70%	$96,306	$1,522	1.58%	$97,025	$1,122	1.54%
Savings	464,399	14,731	4.23%	400,975	16,171	4.03%	395,171	11,740	3.96%
CD’s under $100,000	70,870	2,518	4.74%	62,924	2,664	4.23%	61,756	1,900	4.10%
CD’s over $100,000	107,264	4,087	5.08%	78,900	3,549	4.50%	73,303	2,369	4.31%
Individual Retirement Accounts	17,112	604	4.71%	15,068	636	4.22%	14,689	452	4.10%
Repurchase Agreements	51,553	1,563	4.04%	53,683	2,128	3.96%	53,244	1,561	3.91%
FHLB Advances/Other	11,440	420	4.90%	20,458	1,028	5.02%	21,747	821	5.03%
Subordinated Debt	5,000	311	8.29%	5,000	378	7.56%	5,000	278	7.44%
Long Term Debt	13,918	1,113	10.66%	13,918	1,488	10.69%	13,918	1,116	10.69%

Total Interest Bearing Liabilities	$839,134	$26,594	4.23%	$747,232	$29,564	3.96%	$735,853	$21,359	3.87%
Non-Interest Bearing Liabilities	158,332			163,465			162,752
Other Liabilities	6,732			6,136			5,821

Total Liabilities	$1,004,198			$916,833			$904,426
Equity	63,054			55,542			54,497

Total Liabilities & Equity	$1,067,252			$972,375			$958,923

Recap:
Interest Income		$51,553	6.80%		$61,375	6.62%		$45,093	6.56%
Interest Expense		26,594	4.23%		29,564	3.96%		21,359	3.87%

Net Interest Income/Spread		$24,959	2.57%		$31,811	2.66%		$23,734	2.69%

Contribution of Non-Interest Bearing Funds			0.72%			0.77%			0.77%

Net Interest Margin			3.29%			3.43%			3.46%

NOTE: Average balances computed using daily actual balances. The average loan balance includes non-accrual loans and the interest recognized prior to becoming non-accrual is reflected in the interest income for loans. Interest income on loans includes loan fees of $399,779 for September 30, 2007, $449,230 for December 31, 2006, and $340,355 for September 30, 2006.

AVERAGE EARNING ASSETS
The following table is a summary of the daily average of earning assets:

	Three months ended
	September 30,
	2007	2006	$ Change	% Change
Loans
Commercial	$386,000,000	$384,000,000	$2,000,000	0.5%
Real Estate — Commercial	166,000,000	145,000,000	21,000,000	14.5%
Real Estate — Residential	214,000,000	178,000,000	36,000,000	20.2%
Other	6,000,000	5,000,000	1,000,000	20.0%

Total loans	772,000,000	712,000,000	60,000,000	8.4%

Investments	187,000,000	174,000,000	13,000,000	7.5%
Federal Funds Sold	59,000,000	48,000,000	11,000,000	22.9%
Reverse Repurchase Agreements	8,000,000	1,000,000	7,000,000	700.0%

Total Earning Assets	$1,026,000,000	$935,000,000	$91,000,000	9.7%

	Nine months ended
	September 30,
	2007	2006	$ Change	% Change
Loans
Commercial	$403,000,000	$388,000,000	$15,000,000	3.9%
Real Estate — Commercial	148,000,000	140,000,000	8,000,000	5.7%
Real Estate — Residential	204,000,000	161,000,000	43,000,000	26.7%
Other	6,000,000	5,000,000	1,000,000	20.0%

Total loans	761,000,000	694,000,000	67,000,000	9.7%

Investments	195,000,000	172,000,000	23,000,000	13.4%
Federal Funds Sold	52,000,000	45,000,000	7,000,000	15.6%
Reverse Repurchase Agreements	3,000,000	3,000,000	—	0.0%

Total Earning Assets	$1,011,000,000	$914,000,000	$97,000,000	10.6%

AVERAGE INTEREST BEARING LIABILITIES AND FUNDING
The following table is a summary of the daily average of interest bearing liabilities and funding:

	Three months ended
	September 30,
	2007	2006	$ Change	% Change
Noninterest bearing deposits	$157,000,000	$162,000,000	$(5,000,000)	-3.1%
Interest bearing deposits	776,000,000	659,000,000	117,000,000	17.8%

Total core deposits	933,000,000	821,000,000	112,000,000	13.6%

Security repurchase agreements	54,000,000	57,000,000	(3,000,000)	-5.3%
FHLB advances	6,000,000	24,000,000	(18,000,000)	-75.0%
Subordinated debt	5,000,000	5,000,000	—	0.0%
Long-term debt	14,000,000	14,000,000	—	0.0%
Shareholders’ equity	65,000,000	57,000,000	8,000,000	14.0%

Total funding	$1,077,000,000	$978,000,000	$99,000,000	10.1%

Total interest bearing liabilities	$855,000,000	$758,000,000	$97,000,000	12.8%

Total interest expense/
Total interest bearing liabilities	4.2%	4.1%

	Nine months ended
	September 30,
	2007	2006	$ Change	% Change
Noninterest bearing deposits	$158,000,000	$163,000,000	$(5,000,000)	-3.1%
Interest bearing deposits	758,000,000	642,000,000	116,000,000	18.1%

Total core deposits	916,000,000	805,000,000	111,000,000	13.8%

Security repurchase agreements	52,000,000	53,000,000	(1,000,000)	-1.9%
FHLB advances	11,000,000	22,000,000	(11,000,000)	-50.0%
Subordinated debt	5,000,000	5,000,000	—	0.0%
Long-term debt	14,000,000	14,000,000	—	0.0%
Shareholders’ equity	63,000,000	54,000,000	9,000,000	16.7%

Total funding	$1,061,000,000	$953,000,000	$108,000,000	11.3%

Total interest bearing liabilities	$839,000,000	$736,000,000	$103,000,000	14.0%

Total interest expense/
Total interest bearing liabilities	4.2%	3.9%

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
The Corporation has many sources of funds available, including: overnight federal funds sold, investments available for sale, maturity of investments held for sale, deposits, Federal Home Loan Bank (“FHLB”) advances, and issuance of debt. Funding sources did not change significantly during the first nine months of 2007. Deposits are the most significant funding source and loans are the most significant use of funds for the nine months ended September 30, 2007 and 2006. In addition, the purchase of bank premises and equipment was a significant use of funds for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. On January 2, 2007, the Corporation purchased the property at 4930 North Pennsylvania Street. On March 27, 2007 the Corporation purchased the land located at 106th and Michigan Road, which was previously leased. On June 20, 2007 the Corporation purchased land in the uptown section of The Village of West Clay.
On June 29, 2007 the Corporation entered into a $5,000,000 loan agreement with US Bank to replace the revolving credit agreement with Harris Trust and Savings Bank. The loan agreement is used to provide additional liquidity support to the Bank, if needed. There were no borrowings under either agreement at September 30, 2007 or 2006.
Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as available for sale, and maturing loans. Federal funds sold represented the Corporation’s primary source of immediate liquidity and were maintained at a level adequate to meet immediate needs. Federal funds sold averaged approximately $52,000,000 for the nine months ended September 30, 2007, and $45,000,000 for the nine months ended September 30, 2006. Reverse repurchase agreements may serve as a source of liquidity, but are primarily used as collateral for customer balances in overnight repurchase agreements. Maturities in the Corporation’s loan and investment portfolios are monitored regularly to manage the maturity dates of deposits to coincide with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.
The Corporation’s management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation’s liquidity position.
The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At September 30, 2007, the Corporation’s rate sensitive liabilities exceeded rate sensitive assets due within one year by $210,656,000.
As part of managing liquidity, the Corporation monitors its loan to deposit ratio on a daily basis. At September 30, 2007 the ratio was 83.3 percent.

The Corporation experienced an increase in cash and cash equivalents, another primary source of liquidity, of $29,195,525 during the first nine months of 2007 due to deposit growth in the first nine months of 2007. Federal funds sold, which is included in cash and cash equivalents provided net cash of $1,941,339. Deposit growth provided net cash of $70,368,803. Investments provided net cash of $11,131,742, lending activities used $42,889,562 and the purchase of bank premises and equipment used $5,142,966.
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
On June 29, 2007 the Corporation entered into a Loan Agreement with US Bank in the amount of $5,000,000, which will mature on June 27, 2008. The US Bank Loan Agreement replaces the Revolving Credit Agreement with Harris Trust and Savings Bank in the amount of $5,000,000. As of September 30, 2007, there were no amounts outstanding under either Revolving Credit Agreement.
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
The Bank entered into an agreement in the amount of $5,000,000 pursuant to a Subordinated Term Loan Agreement with Harris Trust and Savings Bank dated June 6, 2003. The first advance was made in the amount of $2,000,000 on June 6, 2003. The second advance was made in the amount of $3,000,000 on May 3, 2004. The final maturity date of the loan was June 6, 2010. An amendment to the credit agreement was executed on July 27, 2005 changing the final maturity date to June 6, 2012. On June 29, 2007, the Bank entered into a Subordinated Debenture Purchase Agreement with US Bank in the amount of $5,000,000, which will mature on June 28, 2017. The proceeds from the Subordinated Debenture Purchase Agreement with US Bank were used to pay in full the Subordinated Debenture Term Agreement with Harris Trust and Savings Bank in the amount of $5,000,000. Under the terms of the agreement, the Bank pays 3-month LIBOR plus 1.2% which equates to 6.45% at September 30, 2007. Interest payments are due at the expiration of the fixed term option.

The Bank has incurred indebtedness pursuant to FHLB advances as follows:

September 30,

2007			2006
Amount	Rate	Maturity	Amount	Rate	Maturity
$3,000,000	5.55%	10/2/2008	$10,000,000	5.45%	10/25/2006
			8,000,000	4.19%	7/24/2007
			3,000,000	5.57%	8/13/2007
			3,000,000	5.55%	10/2/2008

$3,000,000			$24,000,000

The Bank may add indebtedness of this nature in the future if determined to be in the best interest of the Bank.
Capital for the Bank is at or above the well-capitalized regulatory requirements at September 30, 2007. Pertinent capital ratios for the Bank as of September 30, 2007 are as follows:

		Well	Adequately
	Actual	Capitalized	Capitalized
Tier 1 risk-based capital ratio	9.1%	6.0%	4.0%
Total risk-based capital ratio	10.8%	10.0%	8.0%
Leverage ratio	7.1%	5.0%	4.0%
Dividends from the Bank to the Corporation may not exceed the net undivided profits of the Bank (included in consolidated retained earnings) for the current calendar year and the two previous calendar years without prior approval from the Office of the Comptroller of the Currency. In addition, Federal banking laws limit the amount of loans the Bank may make to the Corporation, subject to certain collateral requirements. The Bank declared and made a $975,000 dividend to the Corporation during the nine months ended September 30, 2007 and 2006. No loans from the Bank to the Corporation were made during the three months and nine months ended September 30, 2007 or 2006.
In 2003, the Board of Directors of the Corporation authorized and announced a repurchase program entitled “Program One” and “Program Two”. Program One covers employees and directors and was initially set to expire December 2005. During the fourth quarter of 2005, the Board of Directors authorized the extension of Program One until December 31, 2008 unless terminated earlier by the Board of Directors. The Board of Directors also authorized an additional $1,900,000 to be allocated to Program One. Under Program One, the Corporation may spend up to $7,400,000 in individually negotiated transactions to repurchase its shares from employees and directors who wish to sell their stock, of which $376,527 is still available. Program Two covers all other shareholders and was set to expire December 2005 unless terminated earlier by the Board of Directors. During the fourth quarter of 2005, the Board of Directors authorized the extension of Program Two until December 31, 2008 unless terminated earlier by the Board of Directors. The Board of Directors also authorized an additional $2,600,000 to be allocated to Program Two. Under Program Two, the Corporation may spend up to $10,200,000 in individually negotiated transactions to repurchase its shares from shareholders who wish to sell, of which $2,933,665 is available.

Recent Accounting Pronouncements and Developments
Note 12 to the Consolidated Financial Statements under Item 1 discusses new accounting policies adopted by the Corporation during 2007 and the expected impact of the adoption of these accounting policies. Note 12 also discusses recently issued or proposed new accounting policies, but not yet required to be adopted, and the expected impact of the accounting policies if known. To the extent the adoption of new accounting standards materially affects financial conditions; results of operations, or liquidity, the impacts, if known, are discussed in the applicable section(s) of notes to consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss due to adverse changes in market prices and rates. The Corporation’s market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. Management actively monitors and manages its interest rate exposure and makes monthly reports to the ALCO Committee. The ALCO Committee is responsible for reviewing the interest rate sensitivity position and establishing policies to monitor and limit exposure to interest rate risk. The guidelines established by ALCO are reviewed by the ALCO/Investment Committee of the Corporation’s Board of Directors.
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
At September 30, 2007, the interest rate risk position of the Corporation was liability sensitive. Maintaining a liability sensitive interest rate risk position means that net income should decrease as rates rise and increase as rates fall. Due to the mix and timing of the repricing of the Corporation’s assets and liabilities, interest income is well within the Board approved risk policy whether rates increase or decrease in a 200 basis point interest rate shock.
See further discussion liquidity and interest rate sensitivity on pages 27 — 28 of this report.
There have been no material changes in the quantitative analysis used by the Corporation since filing the 2006 Form 10-K; for further discussion of the quantitative analysis used by the Corporation refer to page 49 of the 2006 Form 10-K filed on March 23, 2007.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. The Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2007, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of September 30, 2007 were effective in ensuring information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.
Changes in Internal Control. There have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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

Item 1.A.	Risk Factors
There have been no material changes in our risk factors from that disclosed in our 2006 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	On August 14, 2007, the Corporation sold a total of 1,000 shares of common stock for proceeds of $27,750 to one officer of the Corporation pursuant to the exercise of stock options by the officer.

On August 31, 2007, the Corporation sold a total of 1,600 shares of common stock for proceeds of $44,400 to one officer of the Corporation pursuant to the exercise of stock options by the officer.

All of these shares were sold in private placements pursuant to Section 4(2) of the Securities Act of 1933.

(b)	Not applicable.

(c)
In 2003, the Board of Directors of the Corporation authorized and announced a repurchase program entitled “Program One” and “Program Two”. Program One covers employees and directors and was initially set to expire December 2005. During the fourth quarter of 2005, the Board of Directors authorized the extension of Program One until December 31, 2008 unless terminated earlier by the Board of Directors. The Board of Directors also authorized an additional $1,900,000 to be allocated to Program One. Under Program One, the Corporation may spend up to $7,400,000 in individually negotiated transactions to repurchase its shares from employees and directors who wish to sell their stock, of which $376,527 is still available. Program Two covers all other shareholders and was set to expire December 2005 unless terminated earlier by the Board of Directors. During the fourth quarter of 2005, the Board of Directors authorized the extension of Program Two until December 31, 2008 unless terminated earlier by the Board of Directors. The Board of Directors also authorized an additional $2,600,000 to be allocated to Program Two. Under Program Two, the Corporation may spend up to $10,200,000 in individually negotiated transactions to repurchase its shares from shareholders who wish to sell, of which $2,933,665 is still available.

The following table sets forth the issuer repurchases of equity securities that are registered by the Corporation pursuant to Section 12 of the 1934 Act during the first quarter of 2007:
Issuer Purchases of Equity Securities.

				Maximum Number (or
			Total Number of	Approximate Dollar
	Total Number of		Shares Purchased as	Value) of Shares that
	Shares Purchased		Part of Publicly	May Yet Be Purchased
	during 3rd quarter	Average Price	Announced Plans	Under the Plans or
Period	2007	Paid per Share	or Programs**	Programs
07/01/07 – 07/31/07	1,593	$49.84	1,593	$3,737,517
08/01/07 – 08/31/07	6,477	$50.41	6,477	$3,411,012
09/01/07 - 09/30/07	2,000	$50.41	2,000	$3,310,192

Total	10,070	*	10,070

*	The weighted average price per share for the period July 2007 through September 2007 was $50.32

**	All shares repurchased by the Corporation during 2007 were completed pursuant to Program One and Program Two.

Item 3.	Defaults Upon Senior Securities — Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders — Not applicable

Item 5.	Other Information — Not applicable

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

Date: November 8, 2007

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