Form 10-K
period 2007-12-31
NATIONAL BANK OF INDIANAPOLIS CORP
filed 2008-03-14
CIK 912382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-21671
THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
(Exact name of Registrant as Specified in its Charter)

Indiana (State or Other Jurisdiction of Incorporation or Organization)	35-1887991 (I.R.S. Employer Identification No.)

107 North Pennsylvania Street Indianapolis, Indiana (Address of Principal Executive Offices)	46204 (Zip Code)
(317) 261-9000
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered Pursuant to Section 12(g) of the Act: Common Stock
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2007 was approximately $79,267,336. The number of shares of the registrant’s Common Stock outstanding March 14, 2008 was 2,320,492.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the Registrant’s definitive proxy statement to be filed in connection with the annual meeting of shareholders to be held on June 19, 2008.

Form 10-K Cross Reference Index

PART I
Item 1. Business
The Corporation. The National Bank of Indianapolis Corporation (the “Corporation”) was formed as an Indiana corporation on January 29, 1993, for the purpose of forming a banking institution in the Indianapolis, Indiana metropolitan area and holding all of the shares of common stock of such banking institution. The Corporation formed a national banking association named “The National Bank of Indianapolis” (the “Bank”) as a wholly-owned subsidiary.
The Bank was officially chartered by the Office of the Comptroller of the Currency (the “OCC”) on December 8, 1993 and opened for business to the public later on December 20, 1993. The Bank’s deposits are insured by the FDIC. The Bank currently conducts its business through nine offices, including its downtown headquarters located at 107 North Pennsylvania Street in Indianapolis, and its neighborhood bank offices located at:
•	84th Street and Ditch Road in northwestern Marion County;

•	82nd Street and Bash Road in northeastern Marion County;

•	Chamber of Commerce Building on North Meridian Street;

•	One America Office Complex in downtown Indianapolis;

•	49th Street and North Pennsylvania Street in northern Marion County;

•	Keystone Avenue and East Carmel Drive in Hamilton County;

•	106th Street and Michigan Road in Hamilton County; and

•	Smith Valley Road and S.R. 135 in Johnson County.
During February 2008, the Bank began conducting business at 2714 East 146th Street in Hamilton County.
The Bank provides a full range of deposit, credit, and money management services to its targeted market, which is small to medium size businesses, affluent executive and professional individuals, and not-for-profit organizations and has full trust powers.
Management initially sought to position the Bank to capitalize on the customer disruption, dissatisfaction, and turn-over which it believed has resulted from the acquisition of the three largest commercial banks located in Indianapolis by out-of-state holding companies. Management is now focused on serving the local markets with an organization which is not owned by an out-of-state company and whose decisions are made locally. On December 31, 2007, the Corporation had consolidated total assets of $1,163 million and total deposits of $1,005 million.
Management believes that the key ingredients in the growth of the Bank have been a well-executed business plan, an experienced Board of Directors and management team and a seasoned group of bank employees. The basic strategy of the Bank continues to emphasize the delivery of highly personalized services to the target client base with an emphasis on quick response and financial expertise.

Business Plan Overview. The business plan of the Bank is based on being a strong, locally owned bank providing superior service to a defined group of customers, which are primarily corporations with annual sales under $30 million, executives, professionals, and not-for-profit organizations. The Bank provides highly personalized banking services with an emphasis on knowledge of the particular financial needs and objectives of its clients and quick response to customer requests. Because the management of the Bank is located in Indianapolis, all credit and related decisions are made locally, thereby facilitating prompt response. The Bank emphasizes both highly personalized service at the customer’s convenience and non-traditional delivery services that do not require customers to frequent the Bank. This personal contact has become a trademark of the Bank and a key means of differentiating the Bank from other financial service providers.
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
The Bank’s growth in deposits is attributable in part to the efforts of its staff who provide personal banking services to the Bank’s customers. In addition, the Bank has emphasized paying competitive interest rates on deposit products. Finally, the Bank has offered savings and certificate of deposit products with competitive rates to larger depositors in an effort to minimize the operating costs of obtaining these deposits. Lending strategies focus primarily on commercial loans to small and medium size businesses as well as personal loans to executives and professionals.
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
The Market. The Bank derives a substantial proportion of its business from the Indianapolis Metropolitan Statistical Area (“MSA”), Indiana area.
Competition. The Bank’s service area is highly competitive. There are numerous financial institutions operating in the Indianapolis MSA marketplace, which provide strong competition to the Bank. In addition to the challenge of attracting and retaining customers for traditional banking services offered by commercial bank competitors, significant competition also comes from savings and loans associations, credit unions, finance companies, insurance companies, mortgage companies, securities and brokerage firms, money market mutual funds, loan production offices, and other providers of financial services in the area.

These competitors, with focused products targeted at highly profitable customer segments, compete across geographic boundaries and provide customers increasing access to meaningful alternatives to banking services in nearly all significant products. The increasingly competitive environment is a result primarily of changes in regulations, changes in technology, product delivery systems and the accelerating pace of consolidation among financial service providers. These competitive trends are likely to continue. The Bank’s ability to maintain its historical levels of financial performance will depend in part on the Bank’s ability over time to expand its scope of available financial services as needed to meet the needs and demands of its customers. The Bank competes in this marketplace primarily on the basis of highly personalized service, responsive decision making, and competitive pricing.
Employees. The Corporation and the Bank has 228 employees, of which 217 are full-time equivalent employees. The Bank has employed persons with substantial experience in the Indianapolis MSA banking market. The average banking experience level for all Bank employees is in excess of 15 years.
Lending Activity. The Bank’s lending strategy emphasizes a high quality, well-diversified loan portfolio. The Bank’s principal lending categories are commercial, commercial mortgage, residential mortgage, private banking/personal, and home equity. Commercial loans include loans for working capital, machinery and equipment purchases, premises and equipment acquisitions and other corporate needs. Residential mortgage lending includes loans on first mortgage residential properties. Private banking loans include secured and unsecured personal lines of credit as well as home equity loans.
Commercial loans typically entail a thorough analysis of the borrower and its management, limited review of its industry, current and projected economic conditions and other factors. Credit analysis involves collateral, the type of loan, loan maturity, terms and conditions, and various loan to value ratios as they relate to loan policy. The Bank typically requires commercial borrowers to have annual financial statements prepared by independent accountants and may require such financial statements to be audited or reviewed by accountants. The Bank generally requires appraisals or evaluations in connection with loans secured by real estate. Such appraisals or evaluations are usually obtained prior to the time funds are advanced. The Bank also often requires personal guarantees from principals involved with closely-held corporate borrowers.
Generally, the Bank requires loan applications and personal financial statements from its personal borrowers on loans that the Bank originates. Loan officers complete a debt to income analysis, an analysis of the borrowers liquidity, and an analysis of collateral, if appropriate, that should meet established standards of lending policy.
The Bank maintains a comprehensive loan policy that establishes guidelines with respect to all categories of lending. In addition, loan policy sets forth lending authority for each loan officer. The Loan Committee of the Bank reviews all loans in excess of $500,000. Any loan in excess of a lending officer’s lending authority, up to $2,000,000, must receive the approval of the Chief Executive Officer (“CEO”), Chief Lending Officer (“CLO”), Chief Credit Officer, Commercial Lending Manager, or Chief Client Officer. Loans in excess of $2,000,000 but less than $6,000,000 must be approved by the Loan Committee prior to the Bank making such loan.

The Board of Directors Loan Policy Committee is not required to approve loans unless they are above $6,000,000 or are loans to directors or executive officers. Commercial loans are assigned a numerical rating based on creditworthiness and are monitored for improvement or deterioration. Consumer loans are monitored by delinquency trends. The consumer portfolios are assigned an average weighted risk grade based on specific risk characteristics. Loans are made primarily in the Bank’s designated market area.
REGULATION AND SUPERVISION
Both the Corporation and the Bank operate in highly regulated environments and are subject to supervision and regulation by several governmental regulatory agencies, including the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the OCC, and the Federal Deposit Insurance Corporation (the “FDIC”). The laws and regulations established by these agencies are generally intended to protect depositors, not shareholders. Changes in applicable laws, regulations, governmental policies, income tax laws and accounting principles may have a material effect on our business and prospects. The following summary is qualified by reference to the statutory and regulatory provisions discussed.
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
Capital Adequacy Guidelines for Bank Holding Companies. The Federal Reserve, as the regulatory authority for bank holding companies, has adopted capital adequacy guidelines for bank holding companies. Bank holding companies with assets in excess of $150 million must comply with the Federal Reserve’s risk-based capital guidelines which require a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities such as standby letters of credit) of 8%. At least half of the total required capital must be “Tier 1 capital,” consisting principally of common stockholders’ equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries, less certain goodwill items. The remainder (“Tier 2 capital”) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, cumulative perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a Tier 1 (leverage) capital ratio under which the bank holding company must maintain a minimum level of Tier 1 capital to average total consolidated assets of 3% in the case of bank holding companies which have the highest regulatory examination ratings and are not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a ratio of at least 1% to 2% above the stated minimum.
Certain regulatory capital ratios for the Corporation as of December 31, 2007 are shown below:

Tier 1 Capital to Risk-Weighted Assets	9.2%
Total Risk Based Capital to Risk-Weighted Assets	10.8%
Tier 1 Leverage Ratio	7.2%
Dividends. The Federal Reserve’s policy is that a bank holding company experiencing earnings weakness should not pay cash dividends exceeding its net income or which could only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. Additionally, the Federal Reserve possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.
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
The deposits of the Bank are insured by the Bank Insurance Fund (“BIF”) administered by the FDIC and are subject to the FDIC’s rules and regulations respecting the insurance of deposits. See “— Deposit Insurance.”
Lending Limits. Under federal law, the total loans and extensions of credit by a national bank to a borrower outstanding at one time and not fully secured may not exceed 15 percent of the bank’s capital and unimpaired surplus. In addition, the total amount of outstanding loans and extensions of credit to any borrower outstanding at one time and fully secured by readily marketable collateral may not exceed 10 percent of the unimpaired capital and unimpaired surplus of the bank (this limitation is separate from and in addition to the above limitation). If a loan is secured by United States obligations, such as treasury bills, it is not subject to the bank’s legal lending limit.
Deposit Insurance. Deposits in the Bank are insured by the FDIC up to a maximum amount, which is generally $100,000 per depositor subject to aggregation rules. The Bank is subject to deposit insurance assessment by the FDIC pursuant to its regulations establishing a risk-related deposit insurance assessment system, based upon the institution’s capital levels and risk profile. The Bank is also subject to assessment for the Financial Corporation (“FICO”) to service the interest on its bond obligations. The amount assessed on individual institutions, including the Bank, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. Increases in deposit insurance premiums or changes in risk classification will increase the Bank’s cost of funds, and it may not be able to pass these costs on to its customers. The Bank is currently paying deposit insurance premiums to the FDIC in the amount of $110,263 as well as a FICO assessment in the amount of $25,456 for the first quarter in 2008.
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

Extensions of credit by the Bank to its executive officers, directors, certain principal shareholders, and their related interests must:
•	be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties; and

•	not involve more than the normal risk of repayment or present other unfavorable features.
Dividends. Under federal law, the Bank may pay dividends from its undivided profits in an amount declared by its Board of Directors, subject to prior approval of the OCC if the proposed dividend, when added to all prior dividends declared during the current calendar year, would be greater than the current year’s net income and retained earnings for the previous two calendar years.
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

These guidelines divide a bank’s capital into two tiers. The first tier (Tier 1) includes common equity, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (except mortgage servicing rights and purchased credit card relationships, subject to certain limitations). Supplementary (Tier 2) capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions. Banks are required to maintain a total risk-based capital ratio of 8%, of which 4% must be Tier 1 capital. The OCC may, however, set higher capital requirements when a bank’s particular circumstances warrant. Banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.
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
Certain actual regulatory capital ratios under the OCC’s risk-based capital guidelines for the Bank at December 31, 2007 are shown below:

Tier 1 Capital to Risk-Weighted Assets	9.0%
Total Risk-Based Capital to Risk-Weighted Assets	10.6%
Tier 1 Leverage Ratio	7.0%
The federal bank regulators, including the OCC, also have issued a joint policy statement to provide guidance on sound practices for managing interest rate risk. The statement sets forth the factors the federal regulatory examiners will use to determine the adequacy of a bank’s capital for interest rate risk. These qualitative factors include the adequacy and effectiveness of the bank’s internal interest rate risk management process and the level of interest rate exposure. Other qualitative factors that will be considered include the size of the bank, the nature and complexity of its activities, the adequacy of its capital and earnings in relation to the bank’s overall risk profile, and its earning exposure to interest rate movements. The interagency supervisory policy statement describes the responsibilities of a bank’s board of directors in implementing a risk management process and the requirements of the bank’s senior management in ensuring the effective management of interest rate risk. Further, the statement specifies the elements that a risk management process must contain.

The OCC has also issued final regulations further revising its risk-based capital standards to include a supervisory framework for measuring market risk. The effect of these regulations is that any bank holding company or bank which has significant exposure to market risk must measure such risk using its own internal model, subject to the requirements contained in the regulations, and must maintain adequate capital to support that exposure. These regulations apply to any bank holding company or bank whose trading activity equals 10% or more of its total assets, or whose trading activity equals $1 billion or more. Examiners may require a bank holding company or bank that does not meet the applicability criteria to comply with the capital requirements if necessary for safety and soundness purposes. These regulations contain supplemental rules to determine qualifying and excess capital, calculate risk-weighted assets, calculate market risk-equivalent assets and calculate risk-based capital ratios adjusted for market risk.
The Bank is also subject to the “prompt corrective action” regulations, which implement a capital-based regulatory scheme designed to promote early intervention for troubled banks. This framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” As of December 31, 2007, the Bank was qualified as “well capitalized.” It should be noted that a bank’s capital category is determined solely for the purpose of applying the “prompt corrective action” regulations and that the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decrease, as it moves downward through the capital categories. Bank holding companies controlling financial institutions can be required to boost the institutions’ capital and to partially guarantee the institutions’ performance.
Check Clearing for the 21st Century Act. The Federal Reserve adopted final amendments to Regulation CC and its commentary to implement the Check Clearing for the 21st Century Act (the “Check 21 Act”). To facilitate check truncation and electronic check exchange, the Check 21 Act authorizes a new negotiable instrument called a “substitute check” and provides that a properly prepared substitute check is the legal equivalent of the original check for all purposes. A substitute check is a paper reproduction of the original check that can be processed just like the original check. The Check 21 Act does not require any bank to create substitute checks or to accept checks electronically. The Federal Reserve’s amendments: (i) set forth the requirements of the Check 21 Act that apply to all banks, including those that choose not to create substitute checks; (ii) provide a model disclosure and model notices relating to substitute checks; and (iii) set forth bank endorsement and identification requirements for substitute checks. The amendments also clarify some existing provisions of the rule and commentary.
USA Patriot Act. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”) is intended to strengthen the ability of U.S. Law Enforcement to combat terrorism on a variety of fronts. The potential impact of the USA Patriot Act on financial institutions is significant and wide-ranging. The USA Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all of the following matters, among others: money laundering and currency crimes, customer identification verification, cooperation among financial institutions, suspicious activities and currency transaction reporting.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. Among other requirements, the Sarbanes-Oxley Act established: (i) new requirements for audit committees of public companies, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the chief executive officers and chief financial officers of reporting companies; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for reporting companies regarding various matters relating to corporate governance, and (v) new and increased civil and criminal penalties for violation of the securities laws.
Other Regulations
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
Interest and other charges collected or contracted by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations are also subject to federal and state laws applicable to credit transactions, such as the:
•	Truth-In-Lending Act and state consumer protection laws governing disclosures of credit terms and prohibiting certain practices with regard to consumer borrowers;

•
Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act and other fair lending laws, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978 and Fair and Accurate Credit Transactions Act of 2003, governing the use and provision of information to credit reporting agencies;

•
Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies; and rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the Bank also are subject to the:
•
Customer Information Security Guidelines. The federal bank regulatory agencies have adopted final guidelines (the “Guidelines”) for safeguarding confidential customer information. The Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors, to create a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information; protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer; and implement response programs for security breaches.

•
Electronic Funds Transfer Act and Regulation E. The Electronic Funds Transfer Act, which is implemented by Regulation E, governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking service.

•
Gramm-Leach-Bliley Act, Fair and Accurate Credit Transactions Act. The Gramm-Leach-Bliley Act, the Fair and Accurate Credit Transactions Act, and the implementing regulations govern consumer financial privacy, provide disclosure requirements and restrict the sharing of certain consumer financial information with other parties.

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
Enforcement Powers. Federal regulatory agencies may assess civil and criminal penalties against depository institutions and certain “institution-affiliated parties,” including management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs.
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

Effect of Governmental Monetary Policies. The Corporation’s earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.
Available Information
The Corporation files annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements and other information with the Securities and Exchange Commission. Such reports, proxy statements and other information can be read and copied at the public reference facilities maintained by the Securities and Exchange Commission at the Public Reference Room, 100 F Street, NE, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains a web site (http://www.sec.gov) that contains reports, proxy statements, and other information. The Corporation’s filings are also accessible at no cost on the Corporation’s website at www.nbofi.com.
Item 1A. Risk Factors
The Corporation Is Subject To Interest Rate Risk
Interest and fees on loans and securities, net of interest paid on deposits and borrowings, are a large part of the Corporation’s net income. Interest rates are key drivers of the Corporation’s net interest margin and subject to many factors beyond the control of management. As interest rates change, net interest income is affected. Rapid increases in interest rates in the future could result in interest expense increasing faster than interest income because of mismatches in financial instrument maturities. Further, substantially higher interest rates generally reduce loan demand and may result in slower loan growth. Decreases or increases in interest rates could have a negative effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities and therefore, decrease net interest income.

The Corporation Is Subject To Lending Risk
There are inherent risks associated with the Corporation’s lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where the Corporation operates as well as those across Indiana and the United States. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. The Corporation is also subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject the Corporation to regulatory enforcement action that could result in the assessment of significant civil money penalties against the Corporation.
The Corporation’s Allowance for Loan Losses May Be Insufficient
The Corporation maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s best estimate of probable losses that are inherent within the existing portfolio of loans. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Corporation to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Corporation’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Corporation’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, the Corporation will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Corporation’s financial condition and results of operations.
The Corporation Operates In A Highly Competitive Industry And Market Area
The Corporation faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors include banks and many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Corporation’s competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Corporation can.

The Corporation’s ability to compete successfully depends on a number of factors, including, among other things:
•	The ability to develop, maintain and build upon long-term customer relationships based on top quality service, and safe, sound assets.

•	The ability to expand the Corporation’s market position.

•	The scope, relevance and pricing of products and services offered to meet customer needs and demands.

•	The rate at which the Corporation introduces new products and services relative to its competitors.

•	Customer satisfaction with the Corporation’s level of service.

•	Industry and general economic trends.
Failure to perform in any of these areas could significantly weaken the Corporation’s competitive position, which could adversely affect the Corporation’s growth and profitability, which, in turn, could have a material adverse effect on the Corporation’s financial condition and results of operations.
The Corporation Is Subject To Extensive Government Regulation And Supervision
The Corporation, primarily through the Bank, is subject to extensive federal regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect the Corporation’s lending practices, capital structure, investment practices, and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Corporation in substantial and unpredictable ways. Such changes could subject the Corporation to additional costs, limit the types of financial services and products the Corporation may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Corporation’s business, financial condition and results of operations. While the Corporation has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

The Corporation’s Controls And Procedures May Fail Or Be Circumvented
Management regularly reviews and updates the Corporation’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Corporation’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Corporation’s business, results of operations and financial condition.
The Corporation Is Dependent On Certain Key Management And Staff
The Corporation relies on key personnel to manage and operate its business. The loss of key staff may adversely affect our ability to maintain and manage these portfolios effectively, which could negatively affect our revenues. In addition, loss of key personnel could result in increased recruiting and hiring expenses, which could cause a decrease in the Corporation’s net income.
The Corporation’s Information Systems May Experience An Interruption Or Breach In Security
The Corporation relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Corporation’s customer relationship management, general ledger, deposit, loan and other systems. While the Corporation has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of the Corporation’s information systems could damage the Corporation’s reputation, result in a loss of customer business, subject the Corporation to additional regulatory scrutiny, or expose the Corporation to civil litigation and possible financial liability, any of which could have a material adverse effect on the Corporation’s financial condition and results of operations.
The Corporation Has Opened New Offices
The Corporation has placed a strategic emphasis on expanding the Bank’s banking office network. Executing this strategy carries risks of slower than anticipated growth in the new offices, which require a significant investment of both financial and personnel resources. Lower than expected loan and deposit growth in new offices can decrease anticipated revenues and net income generated by those offices, and opening new offices could result in more additional expenses than anticipated and divert resources from current core operations.
The Corporation Continually Encounters Technological Change
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Corporation’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Corporation’s operations. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Corporation’s business and, in turn, the Corporation’s financial condition and results of operations.

Item 1B. Unresolved Staff Comments
None.
Item 2. Property
The Bank owns the downtown office building which houses its main office as well as the Corporation’s main office at 107 North Pennsylvania Street, Indianapolis, Indiana. The Bank and the Corporation utilize seven floors of this ten-story building and lease the remainder to other business enterprises.
The Bank opened its first neighborhood bank office in February 1995 at 84th and Ditch Road. The Bank also opened a neighborhood bank office at 82nd and Bash Road on the northeast side of Indianapolis in December 1995. The Bank owns the land and the premises for both of these offices. In March 1996, the Bank opened an office in the Chamber of Commerce building at 320 N. Meridian Street in the downtown Indianapolis area. The Bank leases the premises at this banking office. In March 1998, the Bank opened an office at 4930 North Pennsylvania Street and leased the premises at this banking office until January 2, 2007, when the Bank purchased the property. In June 1999, the Bank opened an office in the One America Office Complex located at One American Square in the downtown Indianapolis area. The Bank leases the premises at this banking office. In September 2000, the Bank opened an office at 650 East Carmel Drive in Carmel. This office is located in Hamilton County, which is north of Indianapolis. The Bank leases the premises at this banking office. In October 2001, the Bank opened an office at 1675 West Smith Valley Road in Greenwood, which was leased. During 2005, the Bank upgraded the Greenwood Bank Office to a full-size, freestanding building located at 1689 West Smith Valley Road. The Bank owns the land and the premises for this office. In January 2005, the Bank opened an office located at 106th and Michigan Road. The Bank owns the premises for this office and leased the land on which the building is constructed. In March 2007, the Bank purchased the property at this location. In January 2008, the Bank opened an office at 2714 East 146th Street in Cool Creek Village, which is located in Hamilton County. The Bank owns the premises for this office and is leasing the land on which the building is constructed. In June 2007, the Bank purchased land in the Villages of West Clay, located in Hamilton County, which will be used to construct a banking center to be opened during the fourth quarter of 2008.
The Bank has installed two remote ATMs at the Indianapolis City Market, a remote ATM at Parkwood Crossing, and Meridian Mark II Office Complex. These remote ATMs provide additional banking convenience for the customers of the Bank and generate an additional source of fee income for the Bank.

The Corporation’s properties are in good physical condition and are considered by the Corporation to be adequate to meet the needs of the Corporation and the Bank and the banking needs of the customers in the communities served.
Item 3. Legal Proceedings
Neither the Corporation nor the Bank are involved in any material pending legal proceedings at this time, other than routine litigation incidental to its business.
Item 4. Submission of Matters to a Vote of Security Holders
None.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Shares of the common stock of the Corporation are not traded on any national or regional exchange or in the over-the-counter market. Accordingly, there is no established market for the common stock. There are occasional trades as a result of private negotiations which do not always involve a broker or a dealer. The table below lists the high and low prices per share, of which management is aware, during 2007 and 2006.

	Price per Share
Quarter	High		Low
	2007	2006	2007	2006
First Quarter	$48.21	$41.57	$47.38	$38.00
Second Quarter	$49.87	$44.00	$48.67	$42.90
Third Quarter	$50.41	$45.84	$49.78	$43.90
Fourth Quarter	$53.02	$47.38	$52.22	$45.84

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
The Corporation had 678 shareholders on record as of March 14, 2008.
The Corporation has not declared or paid any cash dividends on its shares of common stock since its organization in 1993. The Corporation and the Bank anticipate that earnings will be retained to finance the Bank’s growth in the immediate future. Future dividend payments by the Corporation, if any, will be dependent upon dividends paid by the Bank, which are subject to regulatory limitations, earnings, general economic conditions, financial condition, capital requirements, and other factors as may be appropriate in determining dividend policy.
During the fourth quarter of 2007, the Corporation sold common stock pursuant to the exercise of stock options to employees and directors in the aggregate of 2,000 shares for $38,000. As previously reported in the Corporation’s prior filings with the Securities and Exchange Commission, the Corporation sold pursuant to the exercise by employees and directors of stock options an aggregate of 2,600 shares for $72,150 during the third quarter of 2007, an aggregate of 7,600 shares for $174,025 during the second quarter of 2007, and an aggregate of 14,350 shares for $213,538 during the first quarter of 2007. All of these shares were sold in private placements pursuant to Section 4(2) of the Securities Act of 1933.
In 2003, the Board of Directors of the Corporation authorized and announced a repurchase program entitled “Program One” and “Program Two”. Program One covers employees and directors and was initially set to expire December 2005. During the fourth quarter of 2005, the Board authorized the extension of Program One until December 31, 2008 unless terminated earlier by the Board of Directors. The Board of Directors also authorized an additional $1,900,000 to be allocated to Program One. Under Program One, the Corporation may spend up to $7,400,000 in individually negotiated transactions to repurchase its shares from employees and directors who wish to sell their stock, of which $272,087 is still available. Program Two covers all other shareholders and was set to expire December 2005 unless terminated earlier by the Board of Directors. During the fourth quarter of 2005, the Board authorized the extension of Program Two until December 31, 2008 unless terminated earlier by the Board of Directors. The Board of Directors also authorized an additional $2,600,000 to be allocated to Program Two. Under Program Two, the Corporation may spend up to $10,200,000 in individually negotiated transactions to repurchase its shares from shareholders who wish to sell, of which $2,499,599 is available.

During 2007, the Corporation repurchased in the aggregate, 47,718 shares for an aggregate cost of $2,394,403. The following table provides information with respect to shares repurchased by the Corporation during fourth quarter 2007:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
	Total Number of		Shares Purchased as	Shares that May Yet
	Shares Purchased		Part of Publicly	Be Purchased Under
	during 4th quarter	Average Price Paid	Announced Plans or	the Plans or
Period	2007	per Share	Programs**	Programs
10/01/07 – 10/31/07	—	$—	—	$3,310,192

11/01/07 – 11/30/07	2,000	$52.22	2,000	$3,205,752

12/01/07 – 12/31/07	8,300	$52.30	8,300	$2,771,686

Total	10,300	*	10,300

*	The weighted average price per share for the period October 2007 through December 2007 was $52.28

**	All shares repurchased by the Corporation in 2007 were completed pursuant to Program One and Program Two.

Item 6. Selected Financial Data
The following table sets forth certain consolidated information concerning the Corporation for the periods and dates indicated and should be read in connection with, and is qualified in its entirety by, the detailed information and consolidated financial statements and related notes set forth in the Corporation’s audited financial statements included elsewhere herein (in 000’s), except per share data.

	Year Ended December 31
	2007	2006	2005	2004	2003
		As Restated	As Restated	As Restated
Consolidated Operating Data:
Interest income	$68,880	$61,375	$50,847	$38,524	$34,560
Interest expense	35,263	29,565	20,906	12,962	11,950
Net interest income	33,617	31,811	29,941	25,561	22,610
Provision for loan losses	904	1,086	2,085	1,320	1,200
Net interest income after provision for loan losses	32,713	30,725	27,856	24,241	21,410
Losses on sale of securities, (net)		—	—	(84)	(37)
Other operating income	10,025	8,360	7,461	7,272	7,422
Other operating expenses	30,991	28,598	25,176	22,613	20,418
Income before taxes	11,747	10,486	10,141	8,816	8,377
Federal and state income tax	3,856	3,501	3,911	3,313	3,213
Net income	7,891	6,985	6,230	5,503	5,164

Consolidated Balance Sheet Data (at end of period):
Total assets	$1,163,109	$1,034,432	$928,462	$880,914	$812,599
Total investment securities (including stock in Federal Banks)	137,174	150,137	157,471	151,799	125,247
Total loans	830,328	744,538	684,488	656,453	597,063
Allowance for loan losses	(9,453)	(8,513)	(8,346)	(7,796)	(8,030)
Deposits	1,004,762	875,084	774,316	693,431	637,537
Shareholders’ equity	68,938	59,785	51,583	46,544	42,678
Weighted basic average shares outstanding	2,328	2,302	2,299	2,303	2,343

Per Share Data:
Diluted net income per common share (1)	$3.27	$2.90	$2.61	$2.30	$2.08
Cash dividends declared	0	0	0	0	0
Book value (2)	29.63	25.88	22.11	19.81	18.14

Other Statistics and Operating Data:
Return on average assets	0.7%	0.7%	0.7%	0.7%	0.7%
Return on average equity	12.3%	12.7%	12.8%	12.8%	12.1%
Net interest margin (3)	3.3%	3.4%	3.3%	3.1%	3.1%
Average loans to average deposits	82.3%	85.9%	85.5%	89.0%	95.7%
Allowance for loan losses to loans at end of period	1.1%	1.1%	1.2%	1.2%	1.3%
Allowance for loan losses to non-performing loans	164.1%	119.0%	228.8%	255.1%	164.8%
Non-performing loans to loans at end of period	0.7%	1.0%	0.5%	0.5%	0.8%
Net charge-offs to average loans	0.0%	0.1%	0.2%	0.3%	0.1%
Number of offices	9	9	9	9	8
Number of full and part-time employees	228	221	211	196	180
Number of Shareholders of Record	676	639	601	632	645

Capital Ratios:
Average shareholders’ equity to average assets	5.9%	5.7%	5.2%	5.2%	5.6%
Equity to assets	5.9%	5.8%	5.6%	5.3%	5.3%
Total risk-based capital ratio (Bank only)	10.6%	10.7%	10.9%	10.5%	10.2%

(1)	Based upon weighted average shares outstanding during the period.

(2)	Based on Common Stock outstanding at the end of the period.

(3)	Net interest income as a percentage of average interest-earning assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Corporation relates to the years ended December 31, 2007, 2006 and 2005 and should be read in conjunction with the Corporation’s Consolidated Financial Statements and Notes thereto included elsewhere herein.
Overview
The primary source of the Bank’s revenue is net interest income from loans and deposits and fees from financial services provided to customers. Overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace tend to influence business volumes.
The Corporation monitors the impact of changes in interest rates on its net interest income. One of the primary goals of asset/liability management is to maximize net interest income and the net value of future cash flows within authorized risk limits. At December 31, 2007 the interest rate risk position of the Corporation was liability sensitive. Maintaining a liability sensitive interest rate risk position means that net income should decrease as rates rise and increase as rates fall.
Mortgage banking income increased from 2006 to 2007 and from 2005 to 2006 due to more net gains recorded on the sale of mortgage loans which was the result of a more stable interest rate environment in 2006 and 2007.
Net income is affected by the provision for loan losses. Management performs an evaluation as to the amounts required to maintain an allowance adequate to provide for probable losses inherent in the loan portfolio. The level of this allowance is dependent upon the total amount of past due and non-performing loans, general economic conditions and management’s assessment of probable losses based upon internal credit evaluations of loan portfolios and particular loans. Typically, improved economic strength generally will translate into better credit quality in the banking industry. Management believes that the allowance for loan losses is adequate to absorb credit losses inherent in the loan portfolio at December 31, 2007.
The risks and challenges that management believes will be important during 2008 are price competition for loans and deposits by new market entrants as well as established competitors, marketplace credit effects, possible spread compression if the Federal Open Market Committee (FOMC) continues to lower rates, and a slowdown in the local economy.

Results of Operations
Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006 and Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005
The Corporation’s results of operations depend primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. The Corporation had net income of $7,890,549 for the year ended December 31, 2007 compared to net income of $6,984,789 for the year ended December 31, 2006 and net income of $6,230,167 for the year ended December 31, 2005. The change in net income year over year is primarily due to the growth of the Bank’s interest earning assets.
The net income for the years ended December 31, 2006 and 2005 have been restated to correct the accounting treatment for the excess tax benefit for restricted stock. For further discussion, please see Note 2, “Restatement of Prior Years Financial Statements” in the notes to the 2007 consolidated financial statements.
The Bank experienced growth during the past three years. Total assets increased $128,677,222 or 12% to $1,163,109,057 for the year ended December 31, 2007 from $1,034,431,835 for the year ended December 31, 2006 and total assets increased from $928,461,854 for the year ended December 31, 2005. This growth is in part due to an increase in customers as a result of local bank mergers/consolidations, the addition of experienced corporate and private bankers to the staff, and banking centers.
Net Interest Income
The following table details the components of net interest income for the years ended December 31, 2007, 2006, and 2005 (in 000’s):

	Year ended				Year Ended
	December 31,				December 31,
	2007	2006	$ Change	% Change	2006	2005	$ Change	% Change

Interest income:
Interest and fees on loans	$57,383	$52,724	$4,659	8.8%	$52,724	$43,256	$9,468	21.9%
Interest on investment securities taxable	6,777	4,908	1,869	38.1%	4,908	5,726	(818)	-14.3%
Interest on investment securities nontaxable	1,817	1,782	35	2.0%	1,782	428	1,354	316.1%
Interest on federal funds sold	2,492	1,849	643	34.8%	1,849	1,291	558	43.2%
Interest on reverse repurchase agreements	411	112	299	267.0%	112	146	(34)	-23.3%

Total interest income	$68,880	$61,375	$7,505	12.2%	$61,375	$50,847	$10,528	20.7%

Interest expense:
Interest on deposits	$30,847	$24,542	$6,305	25.7%	$24,542	$16,110	$8,432	52.3%
Interest on repurchase agreements	2,078	2,128	(50)	-2.3%	2,128	1,528	600	39.3%
Interest on FHLB advances	463	1,028	(565)	-55.0%	1,028	1,497	(469)	-31.3%
Interest on long term debt	1,875	1,866	9	0.5%	1,866	1,771	95	5.4%

Total interest expense	$35,263	$29,564	$5,699	19.3%	$29,564	$20,906	$8,658	41.4%

Net interest income	$33,617	$31,811	$1,806	5.7%	$31,811	$29,941	$1,870	6.2%

The increase in interest income is due to higher average balances in the loan and the investment securities portfolios. Also contributing to the increase was higher yields earned on the federal funds sold and investment portfolios. Over the course of 2007, the prime interest rate decreased by 100 basis points to 7.25% as of December 31, 2007 from 8.25% as of December 31, 2006. The prime interest rate was 7.25% as of December 31, 2005.
The increase in interest expense is due to an increase in interest bearing deposits. The increase is partially offset by a decrease in interest paid on FHLB advances. The outstanding balance on FHLB advances as of December 31, 2007 was $3,000,000 compared to $14,000,000 as of December 31, 2006 and $24,000,000 as of December 31, 2005.
The increase in net interest income in 2007 compared to 2006 is due to higher average earning assets offset by a lower net interest margin. The lower net interest margin in 2007 compared to 2006 reflects higher rates paid on certificates of deposits (CDs) year over year. This is the result of the inversion of the treasury yield curve and higher rates being paid for CDs with a final maturity of one year or less versus CDs with a final maturity of greater than one year. Due to this inversion, many clients opted to invest in maturities at one year or less. The increase in net interest income in 2006 compared to 2005 is due to higher average earning assets and a higher net interest margin. The higher margin in 2006 compared to 2005 reflects a higher contribution of non-interest bearing funds.

The following table details average balances, interest income / expense and average rates / yields for the Bank’s earning assets and interest bearing liabilities for the years ended December 31, 2007, 2006 and 2005 (in 000’s):

	Twelve months ended			Twelve months ended			Twelve months ended
	December 31, 2007			December 31, 2006			December 31, 2005
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Rate/	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield	Balance	Expense	Yield
Assets:
Federal Funds	$52,466	$2,492	4.75%	$46,721	$1,849	3.96%	$43,508	$1,291	2.97%
Reverse Repurchase Agreements	8,701	411	4.72%	2,488	112	4.50%	5,000	146	2.92%
Non Taxable Investment Securities	46,252	1,817	3.93%	45,357	1,782	3.93%	9,776	428	4.38%
Taxable Investments Securities and Overnight Time	154,957	6,777	4.37%	130,426	4,908	3.76%	177,195	5,726	3.23%
Loans (gross)	768,271	57,383	7.47%	702,160	52,724	7.51%	668,317	43,256	6.47%

Total earning assets	$1,030,647	$68,880	6.68%	$927,152	$61,375	6.62%	$903,796	$50,847	5.63%
Non-earning assets	57,065			45,223			42,777

Total assets	$1,087,712			$972,375			$946,573

Liabilities:
Interest bearing DDA	$97,908	$1,632	1.67%	$96,306	$1,522	1.58%	$94,578	$1,076	1.14%
Savings	481,295	19,589	4.07%	400,975	16,171	4.03%	402,131	10,891	2.71%
CD’s under $100,000	71,087	3,378	4.75%	62,924	2,664	4.23%	56,876	1,887	3.32%
CD’s over $100,000	107,030	5,415	5.06%	78,900	3,549	4.50%	54,524	1,805	3.31%
Individual Retirement Accounts	17,618	833	4.73%	15,068	636	4.22%	13,277	451	3.40%
Repurchase Agreements	54,326	2,078	3.83%	53,683	2,128	3.96%	62,166	1,528	2.46%
FHLB Advances/Other	9,318	463	4.97%	20,458	1,028	5.02%	29,170	1,497	5.13%
Subordinated Debt	5,000	393	7.86%	5,000	378	7.56%	5,000	283	5.66%
Long Term Debt	13,918	1,482	10.65%	13,918	1,488	10.69%	13,918	1,488	10.69%

Total Interest Bearing Liabilities	$857,500	$35,263	4.11%	$747,232	$29,564	3.96%	$731,640	$20,906	2.86%
Non-Interest Bearing Liabilities	158,882			163,465			160,713
Other Liabilities	7,141			6,136			5,287

Total Liabilities	$1,023,523			$916,833			$897,640
Equity	64,189			55,542			48,933

Total Liabilities & Equity	$1,087,712			$972,375			$946,573

Recap:
Interest Income		$68,880	6.68%		$61,375	6.62%		$50,847	5.63%
Interest Expense		35,263	4.11%		29,564	3.96%		20,906	2.86%

Net Interest Income/Spread		$33,617	2.57%		$31,811	2.66%		$29,941	2.77%

Contribution of Non-Interest Bearing Funds			0.69%			0.77%			0.54%

Net Interest Margin			3.26%			3.43%			3.31%

NOTE: Average balances computed using daily actual balances. The average loan balance includes non-accrual loans and the interest recognized prior to becoming non-accrual is reflected in the interest income for loans.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense of the Corporation’s average earning assets and average interest-bearing liabilities. The table distinguishes between the changes related to average outstanding balances of assets and liabilities (changes in volume holding the initial average interest rate constant) and the changes related to average interest rates (changes in average rate holding the initial average outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
Net Interest Income Changes Due to Volume and Rates (in 000’s):

	2007 Changes from 2006			2006 Changes from 2005			2005 Changes from 2004
	Net	Due to	Due to	Net	Due to	Due to	Net	Due to	Due to
	Change	Rate	Volume	Change	Rate	Volume	Change	Rate	Volume
Interest earning assets:
Federal funds sold	$643	$370	$273	$558	$431	$127	$566	$540	$26
Reverse repurchase agreements	299	6	293	(34)	79	(113)	56	178	(122)
Non Taxable Investment Securities	35	(0)	35	1,354	(44)	1,398	156	(31)	187
Taxable Investments Securities and Overnight Time	1,869	796	1,073	(818)	942	(1,760)	1,595	855	740
Loans	4,659	(279)	4,938	9,468	6,927	2,541	9,950	6,311	3,639

TOTAL	$7,505	$893	$6,612	$10,528	$8,335	$2,193	$12,323	$7,853	$4,470

Interest bearing liabilities:
Demand deposits	$110	$83	$27	$446	$419	$27	$411	$302	$109
Savings deposits	3,418	149	3,269	5,280	5,327	(47)	5,981	4,131	1,850
CDs under $100,000	714	326	388	777	521	256	192	181	11
CDs over $100,000	1,866	443	1,423	1,744	648	1,096	482	308	174
Individual retirement accounts	197	76	121	185	109	76	69	50	19
Repurchase agreements	(50)	(75)	25	600	936	(336)	958	1,268	(310)
FHLB Advances	(565)	(11)	(554)	(469)	(31)	(438)	(278)	(14)	(264)
Subordinated Debt	15	15	—	95	95	—	129	72	57
Long term debt	(6)	(6)	—	—	—	—	—	—	—

TOTAL	$5,699	$1,000	$4,699	$8,658	$8,024	$634	$7,944	$6,298	$1,646

Net change in Net Interest Income	$1,806	$(107)	$1,913	$1,870	$311	$1,559	$4,379	$1,555	$2,824

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
The provision for loan losses was $904,000 for the year ended December 31, 2007 compared to $1,086,000 and $2,085,000 for the years ended December 31, 2006 and 2005, respectively. The decrease in the provision for loan losses is due to an overall improvement in loan quality and significant commercial loan recoveries. Based on management’s risk assessment and evaluation of the probable losses of the loan portfolio, management believes that the current allowance for loan losses is adequate to provide for probable losses in the loan portfolio.

	Twelve months ended
	December 31,
	2007	2006	2005	2004	2003
Beginning of Period	$8,513,098	$8,346,390	$7,795,803	$8,029,596	$7,227,000
Provision for loan losses	904,000	1,086,000	2,085,000	1,320,000	1,200,000

Losses charged to the reserve
Commercial	228,294	1,093,579	1,317,743	1,133,994	506,413
Commercial Mortgage	—	191,292	—	—	—
Residential Mortgage	600,423	121,433	447,182	280,394	1,297
Consumer	49,980	50,474	5,070	132,993	2,185
Credit Cards	3,968	28,463	50,125	65,421	26,922

	882,665	1,485,241	1,820,120	1,612,802	536,816

Recoveries
Commercial	814,250	412,028	258,920	16,247	121,918
Residential Mortgage	67,010	153,888	26,000	26,836	16,438
Consumer	6,465	—	787	12,354	105
Credit Cards	30,557	33	—	3,572	950

	918,282	565,949	285,707	59,009	139,412

End of Period	$9,452,715	$8,513,098	$8,346,390	$7,795,803	$8,029,596

Allowance as a % of Loans	1.14%	1.14%	1.22%	1.19%	1.34%

Other Operating Income
The following table details the components of other operating income for the years ended December 31, 2007, 2006, and 2005 (in 000’s):

	Years ended				Years ended
	December 31		$	%	December 31		$	%
	2007	2006	Change	Change	2006	2005	Change	Change
Wealth management	$4,547	$3,716	$831	22.4%	$3,716	$3,097	$619	20.0%
Service charges and fees on deposit accounts	1,818	1,713	105	6.1%	1,713	1,834	(121)	-6.6%
Building rental income	597	451	146	32.4%	451	450	1	0.2%
Mortgage banking income	392	332	60	18.1%	332	313	19	6.1%
Interchange income	869	793	76	9.6%	793	671	122	18.2%
Other	1,802	1,355	447	33.0%	1,355	1,096	259	23.6%

Total operating income	$10,025	$8,360	$1,665	19.9%	$8,360	$7,461	$899	12.0%

Other operating income increased for the year ended December 31, 2007 compared to the years ended December 31, 2006 and 2005. There are several factors that contribute to the overall increase.
Wealth Management fees increased for the year ended December 31, 2007 compared to the years ended December 31, 2006 and 2005. The increase is attributable to the overall price appreciation in the stock and treasury markets, an increase in assets under management, an overall increase for many of the accounts with assets under management, and an increase in fees collected for estate administration and tax return preparation.
Service charges and fees on deposit accounts increased for the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase is primarily attributable to an increase in service charges collected for DDA business accounts and overdraft and NSF fees. Service charges and fees on deposit accounts decreased for the year ended December 31, 2006 compared to the year ended December 31, 2005. The decrease is attributable to an increase in the earnings credit rate paid on business demand deposits which decreases the service charges assessed.
Building rental income increased for the year ended December 31, 2007 compared to the years ended December 31, 2006 and 2005. The increase is due to the Corporation purchasing the property at 4930 North Pennsylvania Street, where the Bank operates a banking center, in January 2007 and began recording rental income from other tenants.
Mortgage banking income increased for the year ended December 31, 2007 compared to the year ended December 31, 2006. Net gain on sale of mortgage loans increased for the year ended December 31, 2007 to $205,425 compared to $156,583 and $82,493 for the years ended December 31, 2006 and 2005. During 2005, 2006 and most of 2007, long term interest rates remained steady and mortgage originations decreased resulting in decreased mortgage sales. During the later part of 2007, long-term interest rates began to fall and mortgage originations began to increase. This drop in interest rates also gave the Bank an opportunity to sell some of its mortgage loans. During 2007, mortgage originations were in excess of $29 million with sales in excess of $15 million to the secondary market. During 2006, the Mortgage Division originated approximately $33 million in mortgage loans, while selling over $16 million to the secondary market. When a mortgage loan is sold and the mortgage servicing rights (“MSR”) are retained, the MSR is recorded as an asset on the balance sheet. The value of the MSRs is sensitive to changes in interest rates. In a declining interest rate environment, mortgage loan refinancings generally increase, causing actual and expected loan prepayments to increase, which decreases the value of existing MSRs. Conversely, as interest rates rise, mortgage loan refinancings generally decline, causing actual and expected loan prepayments to decrease, which increases the value of the MSRs.

On January 1, 2007, the Corporation adopted Financial Accounting Standards Board Statement No. 156, Accounting for Servicing of Financial Assets (FASB No.156), an amendment of FASB No. 140, and began to carry the MSRs at fair value, hence, the MSRs are no longer amortized and a valuation reserve is no longer carried against the MSRs. During 2007, there was a write-down of the fair value of the MSRs in the amount of $144,650. During 2006, the valuation reserve decreased $123,090 and $266,327 was recorded as amortization of MSRs for a net decrease to mortgage banking income of $143,237.
As of December 31, 2006, a valuation reserve of $59,128 was recorded for mortgage servicing rights as compared to a valuation reserve of $182,218 at December 31, 2005.
Interchange income increased for the year ended December 31, 2007 compared to the years ended December 31, 2006 and 2005. The increase is attributable to higher transaction volumes for debit and credit cards in 2007 as compared to previous years.
Other income increased for the year ended December 31, 2007 compared to the years ended December 31, 2006 and 2005. The increase is primarily due to income recorded from the purchase of a Bank Owned Life Insurance Policy during the third quarter of 2006. Additionally, there was an increase in letter of credit fees, prepayment penalties, credit card merchant fees, and sweep fees for Dreyfus money market funds. The increase is partially offset by a decrease in loan documentation fees.
Other Operating Expenses
The following table details the components of other operating expenses for the years ended December 31, 2007, 2006, and 2005 (in 000’s):

	Years Ended				Years Ended
	December 31,		$	%	December 31,		$	%
	2007	2006	Change	Change	2006	2005	Change	Change
Salaries, wages and employee benefits	$19,098	$18,011	$1,087	6.0%	$18,011	$15,284	$2,727	17.8%
Occupancy	1,791	1,735	56	3.2%	1,735	1,705	30	1.8%
Furniture and equipment	1,241	1,182	59	5.0%	1,182	898	284	31.6%
Professional services	1,800	1,447	353	24.4%	1,447	1,425	22	1.5%
Data processing	1,775	1,678	97	5.8%	1,678	1,572	106	6.7%
Business development	1,292	1,176	116	9.8%	1,176	1,072	104	9.7%
Other	3,994	3,369	625	18.6%	3,369	3,220	149	4.6%

Total other operating expenses	$30,991	$28,598	$2,393	8.4%	$28,598	$25,176	$3,422	13.6%

Other operating expenses increased for the year ended December 31, 2007 compared to the years ended December 31, 2006 and 2005.

Salaries, wages and employee benefits increased for the year ended December 31, 2007 compared to the years ended December 31, 2006 and 2005. This increase is due to an annual merit increases for many employees, group medical insurance, increased FICA expense due to the exercise of stock option by officers of the Bank and the cliff vesting of restricted stock of officers of the Bank, and 401K contributions. The increase is partially offset by the effect of accounting for FASB Statement No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (FASB No. 91). There was an increase in the number of employees to 217 full time equivalents at December 31, 2007 from 212 full time equivalents at December 31, 2006 and from 201 full time equivalents at December 31, 2005.
Occupancy expense increased for the year ended December 31, 2007 compared to the years ended December 31, 2006 and 2005. This increase is attributable to an increase in property repairs and maintenance at the Corporation’s main office building, real estate taxes, and depreciation expense associated with building and improvements. The increase is partially offset by a decrease in rent expense due to the purchase of the land and building at 4930 North Pennsylvania Street, where the Bank operates a banking center, in January 2007. In addition, the Bank purchased the land at the banking center located at 106th and Michigan Road in March 2007.
Furniture and equipment expense increased for the year ended December 31, 2007 compared to the years ended December 31, 2006 and 2005. This increase is primarily due an increase in maintenance contracts and depreciation associated with computer equipment. This increase is partially offset by a decrease in depreciation for furniture, fixture and equipment.
Professional services expense increased for the year ended December 31, 2007 compared to the years ended December 31, 2006 and 2005. The increase is primarily due to additional expense incurred for accounting fees relating to compliance with FDICIA regulations due to the Bank having an asset size of over one billion dollars, and compliance with section 404 of the Sarbanes Oxley Act of 2002. In addition, attorney fees increased due to the purchase of real estate for new banking centers and delinquency in specific commercial and real estate loans, which management does not believe to be indicative of systematic problems within the loan portfolio. The increase is partially offset by a decrease in advertising agency fees and design service fees.
Data processing expenses increased for the year ended December 31, 2007 compared to the years ended December 31, 2006 and 2005 primarily due to increased service bureau fees relating to increased transaction activity by the Bank, bill payment services, and assistance with the implementation of a new fiduciary income tax system.
Business development expenses increased for the year ended December 31, 2007 compared to the years ended December 31, 2006 and 2005 due to an increase in advertising, sales and product literature, customer promotions and premium items and customer entertainment. The increase is partially offset by a decrease in public relations.
Other expenses increased for the year ended December 31, 2007 compared to the years ended December 31, 2006 and 2005 due to software maintenance, other real estate expense, personal property taxes, correspondent bank charges, employment agency fees, comptroller of the currency assessment, check losses and credit card losses.

Tax (Benefit)/Expense
The Corporation applies a federal income tax rate of 34% and a state tax rate of 8.5% in the computation of tax expense. The provision for income taxes consisted of the following:

	2007	2006	2005
		As Restated	As Restated
Current tax expense	$4,181,281	$3,826,638	$4,332,516
Deferred tax benefit	(325,232)	(325,702)	(421,841)

	$3,856,049	$3,500,936	$3,910,675

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
The components of the Corporation’s net deferred tax assets in the consolidated balance sheet as of December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:
Allowance for loan losses	$3,744,220	$3,372,038
Other	1,162,937	1,551,002

Total deferred tax assets	4,907,157	4,923,040
Deferred tax liabilities:
Mortgage servicing rights	(533,937)	(525,467)
Other	(301,630)	—

Total deferred tax liabilities	(835,567)	(525,467)

Net deferred tax assets	$4,071,590	$4,397,573

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

Liquidity and Interest Rate Sensitivity
The Corporation must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Maintaining an adequate liquidity position is accomplished through the management of the liquid assets — those which can be converted into cash — and access to additional sources of funds. The Corporation must monitor its liquidity ratios as established in the Asset/Liability Committee (“ALCO”) Policy. In addition, the Corporation has established a contingency funding plan to address liquidity needs in the event of depressed economic conditions. The liquidity position is continually monitored and reviewed by ALCO.
The Corporation has many sources of funds available, they include: overnight federal funds sold, investments available for sale, maturity of investments held for sale, deposits, Federal Home Loan Bank (“FHLB”) advances, and issuance of debt. Funding sources did not change significantly during 2007. Deposits are the most significant funding source and loans are the most significant use of funds for the years ended December 31, 2007, 2006, and 2005. In addition, the purchase of bank premises and equipment was a significant use of funds during 2007. On January 2, 2007, the Corporation purchased the property at 4930 North Pennsylvania Street. On March 27, 2007, the Corporation purchased the land located at 106th and Michigan Road, which was previously leased. On June 20, 2007, the Corporation purchased land in the uptown section of The Village of West Clay.
The Corporation maintained a revolving credit agreement with Harris Trust and Savings Bank in the amount of $5,000,000 that would have matured September 30, 2007. On June 29, 2007 the Corporation entered into a $5,000,000 loan agreement with U.S. Bank to replace the revolving credit agreement with Harris Trust and Savings Bank. The loan agreement is used to provide additional liquidity support to the Bank, if needed. There were no borrowings under either agreement at December 31, 2007 or December 31, 2006.
Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as available for sale, and maturing loans. Federal funds sold represent the Corporation’s primary source of immediate liquidity and were maintained at a level adequate to meet immediate needs. Federal funds sold averaged approximately $52,466,000, $46,721,000 and $43,508,000 for the years ended December 31, 2007, 2006 and 2005 respectively. Reverse repurchase agreements may serve as a source of liquidity, but are primarily used as collateral for customer balances in overnight repurchase agreements. Maturities in the Corporation’s loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.
The Corporation’s management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation’s liquidity position.

The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At December 31, 2007, the Corporation’s rate sensitive liabilities exceeded rate sensitive assets due within one year by $185,542,733. At December 31, 2006, the Corporation’s rate sensitive liabilities exceeded rate sensitive assets due within one year by $148,083,778.
The purpose of the Bank’s Investment Committee is to manage and balance interest rate risk, to provide a readily available source of liquidity to cover deposit runoff and loan growth, and to provide a portfolio of safe, secure assets of high quality that generate a supplemental source of income in concert with the overall asset/liability policies and strategies of the Bank.
The Bank holds securities of the U.S. Government and its agencies along with mortgage-backed securities, collateralized mortgage obligations, municipals, and Federal Home Loan Bank and Federal Reserve Bank stock. In order to properly manage market risk, credit risk and interest rate risk, the Bank has guidelines it must follow when purchasing investments for the portfolio and adherence to these policy guidelines are reported monthly to the board of directors.
A portion of the Bank’s investment securities consist of mortgage-backed securities and collateralized mortgage obligations. The Bank limits the level of these securities that can be held in the portfolio to a specified percentage of total average assets.
All mortgage-related securities must pass the FFIEC stress test. This stress test determines if price volatility under a 200 basis point interest rate shock for each security exceeds a benchmark 30 year mortgage-backed security. If the security fails the test, it is considered high risk and the Bank will not purchase it. All mortgage-related securities purchased and included in the investment portfolio will be subject to the FFIEC test as of December 31 each year to determine if they have become high risk holdings. If a mortgage-related security becomes high risk, it will be evaluated by the Bank’s Investment Committee to determine if the security should be liquidated. At December 31, 2007 and 2006, the Bank did not hold any high risk mortgage-related securities.
The Bank’s investment portfolio also consists of bank-qualified municipal securities. Municipal securities purchased are limited to the first three (3) investment grades of the rating agencies. The grade is reviewed each December 31 to verify that the grade has not deteriorated below the first three (3) investment grades. The Bank may purchase non-rated general obligation municipals, but the credit strength of the municipality must be evaluated by the Bank’s Credit Department. Generally, municipal securities from each issuer will be limited to $2 million, never to exceed 10% of the Bank’s tier 1 capital and will not have a stated final maturity date of greater than fifteen (15) years.

The fully taxable equivalent (“FTE”) average yield on the Bank’s investment portfolio is as follows as of December 31,

	2007	2006	2005
U.S. Treasuries	4.81%	4.33%	2.40%
U.S. Government agencies	4.25%	3.50%	3.09%
Collateralized mortgage obligations	3.50%	3.44%	3.42%
Municipals	5.79%	5.82%	6.61%
Other securities	4.91%	5.03%	3.33%
With the exception of securities of the U.S. Government and U.S. Government agencies and corporations, the Corporation had no other securities with a book or market value greater than 10% of shareholders’ equity as of December 31, 2007, 2006 and 2005.

The following is a summary of available-for-sale securities and held-to-maturity securities:

	Available-for-Sale Securities
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
December 31, 2007
U.S. Treasury securities	$1,503,530	$10,100	$—	$1,513,630
U.S. Government agencies	60,000,000	889,799	138,400	60,751,399
Collateralized mortgage obligations	2,881	—	—	2,881

	$61,506,411	$899,899	$138,400	$62,267,910

December 31, 2006
U.S. Treasury securities	$1,495,336	$—	$981	$1,494,355
U.S. Government agencies	60,000,000	—	720,799	59,279,201
Collateralized mortgage obligations	16,659	7	—	16,666

	$61,511,995	$7	$721,780	$60,790,222

December 31, 2005
U.S. Treasury securities	$1,494,394	$—	$2,009	$1,492,385
U.S. Government agencies	70,000,000	—	1,525,300	68,474,700
Collateralized mortgage obligations	35,052	—	12	35,040

	$71,529,446	$—	$1,527,321	$70,002,125

	Held-to-Maturity Securities
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
December 31, 2007
Municipals	$46,256,605	$553,799	$11,623	$46,798,781
Collateralized mortgage obligations	25,299,307	—	262,570	25,036,737
Other securities	200,000	—	596	199,404

	$71,755,912	$553,799	$274,789	$72,034,922

December 31, 2006
Municipals	$46,247,490	$247,212	$211,345	$46,283,357
Collateralized mortgage obligations	39,724,743	—	952,366	38,772,377
Other securities	225,000	1,182	2,325	223,857

	$86,197,233	$248,394	$1,166,036	$85,279,591

December 31, 2005
Municipals	$35,715,981	$315,262	$582,213	$35,449,030
Collateralized mortgage obligations	47,791,685	$—	1,400,263	46,391,422
Other securities	225,000	$2,202	1,598	225,604

	$83,732,666	$317,464	$1,984,074	$82,066,056

The Corporation held 13 investment securities as of December 31, 2007, of which the amortized cost was greater than market value. The majority of these investment securities were purchased between 2004 and 2006. Management does not believe any individual unrealized loss as of December 31, 2007, represents an other-than-temporary impairment. The unrealized losses relate primarily to securities issued by the Federal Home Loan Mortgage Corporation (FHLMC) and municipalities. The unrealized losses for investments classified as available-for-sale is attributable to changes in interest rates in the security issued by FHLMC and individually were 0.69% or less of their respective amortized cost basis.
The unrealized losses for investments classified as held-to-maturity is attributable to changes in interest rates and individually were 1.60% or less of their respective amortized costs. The unrealized losses relate primarily to securities issued by various municipalities. All municipals held by the Corporation were rated AA or better as of December 31, 2007. The largest unrealized loss relates to one FHLMC Mortgage-Backed Pool which was purchased in 2004 when interest rates were considerably lower. This instrument is backed by a U.S. Government Agency, thus there are no concerns about underlying credit risk.
Accordingly, the Corporation believes the credit risk embedded in these securities to be inherently low and the unrealized losses are primarily attributable to changes in interest rates. The Corporation has both the intent and ability to hold these securities for a time necessary to recover the amortized cost.
As part of managing liquidity, the Corporation monitors its loan to deposit ratio on a daily basis. At December 31, 2007 the ratio was 82.6 percent and as of December 31, 2006 the ratio was 85.1 percent, which is within the Corporation’s acceptable range.

The following table shows the composition of the Bank’s loan portfolio as of the dates indicated (in 000’s):

	December 31,
	2007		2006		2005		2004		2003
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
TYPES OF LOANS
Commercial	$279,109	33.6%	$253,745	33.9%	$234,216	34.3%	$221,882	33.6%	$212,698	35.6%
Construction	82,581	9.9%	57,083	7.7%	50,173	7.3%	37,119	5.7%	35,305	5.9%
Commercial Mortgage	175,027	21.1%	164,256	22.1%	156,108	22.8%	141,596	21.6%	129,283	21.7%
Residential Mortgage	243,015	29.3%	217,170	29.2%	196,045	28.6%	206,599	31.5%	183,095	30.7%
Consumer	47,550	5.7%	49,575	6.7%	45,188	6.6%	40,534	6.2%	25,183	4.2%
Credit Cards	3,046	0.4%	2,709	0.4%	2,737	0.4%	2,480	0.4%	2,360	0.4%
Other	—	0.0%	—	0.0%	20	0.0%	6,243	1.0%	9,139	1.5%

Total — Gross	$830,328	100.0%	$744,538	100.0%	$684,487	100.0%	$656,453	100.0%	$597,063	100.0%

Allowance	(9,453)		(8,513)		(8,346)		(7,796)		(8,030)

Total — Net	$820,875		$736,025		$676,141		$648,657		$589,033

The following table shows the composition of the commercial loan category by industry type as of the dates indicated (in $000’s):

	December 31,
	2007		2006		2005		2004		2003
Type	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Agriculture, Foresty & Fishing	$307	0.1%	$355	0.1%	$1,136	0.5%	$258	0.1%	$1,297	0.6%
Mining	5,136	1.8%	5,123	2.0%	2,574	1.1%	2,615	1.2%	1,939	0.9%
Utilities	28	0.0%	—	0.0%	—	0.0%	—	0.0%	—	0.0%
Construction	10,885	3.9%	9,367	3.7%	9,527	4.1%	13,417	6.1%	17,480	8.2%
Manufacturing	43,067	15.4%	46,982	18.5%	37,988	16.2%	30,371	13.7%	18,787	8.8%
Wholesale Trade	40,889	14.6%	30,421	12.0%	30,850	13.2%	28,380	12.8%	25,078	11.8%
Retail Trade	7,257	2.6%	7,090	2.8%	4,330	1.9%	2,599	1.2%	3,755	1.8%
Transportation	16,635	6.0%	9,617	3.8%	7,793	3.3%	9,280	4.2%	5,423	2.6%
Information	140	0.0%	606	0.2%	945	0.4%	1,141	0.5%	1,348	0.6%
Finance & Insurance	6,866	2.5%	5,050	2.0%	3,845	1.6%	3,934	1.8%	5,904	2.8%
Real Estate and Rental & Leasing	44,657	16.0%	52,833	20.8%	47,627	20.2%	41,241	18.4%	37,874	17.7%
Professional, Scientific & Technical Services	37,345	13.4%	30,146	11.9%	31,565	13.5%	30,726	13.9%	33,944	16.0%
Management of Companies & Enterprises	2,652	1.0%	3,928	1.6%	1,576	0.7%	2,199	1.0%	—	0.0%
Administrative and Support, Waste Management & Remediation Services	2,428	0.9%	2,453	1.0%	1,476	0.6%	—	0.0%	1,180	0.6%
Educational Services	4,270	1.5%	5,160	2.0%	4,384	1.9%	4,158	1.9%	2,760	1.3%
Health Care & Social Assistance	26,264	9.4%	25,160	9.9%	19,494	8.3%	20,548	9.3%	19,442	9.1%
Arts, Entertainment & Recreation	2,093	0.8%	1,678	0.7%	1,759	0.8%	5,333	2.4%	1,628	0.8%
Accommodation & Food Services	3,908	1.4%	6,777	2.7%	6,842	2.9%	6,956	3.1%	8,562	4.0%
Other Services	24,282	8.7%	10,999	4.3%	20,505	8.8%	18,726	8.4%	26,297	12.4%

	$279,109	100.0%	$253,745	100.0%	$234,216	100.0%	$221,882	100.0%	$212,698	100.0%

The following table shows the composition of the Bank’s deposit portfolio as of the dates indicated (in 000’s):

	December 31,
	2007		2006		2005
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
TYPES OF DEPOSITS
Demand	$180,590	22.30%	$181,954	26.47%	$171,858	26.98%
MMDA/Savings	629,342	77.70%	505,314	73.53%	465,220	73.02%

Total Demand Deposits	809,932	100.00%	687,268	100.00%	637,078	100.00%

CDs < $100,000	71,503	36.70%	67,582	35.98%	59,258	43.18%
CDs > $100,000	104,238	53.50%	103,782	55.26%	64,021	46.65%
Individual Retirement Accounts	19,089	9.80%	16,452	8.76%	13,959	10.17%

Total Certificates of Deposit	194,830	100.00%	187,816	100.00%	137,238	100.00%

Total Deposits	$1,004,762		$875,084		$774,316

The following table illustrates the projected maturities and the repricing mechanisms of the major asset/liabilities categories of the Corporation as of December 31, 2007, based on certain assumptions. Prepayment rate assumptions have been made for the residential loans secured by real estate portfolio. Maturity and repricing dates for investments have been projected by applying the assumptions set forth below to contractual maturity and repricing dates. A 12% run off assumption is used for Demand Deposits.

	0 - 180	181 - 365	1 - 2	2 - 3	3 -5	5 +	Non-interest
	days	days	years	years	years	years	Earning	Total

Interest Earning Assets:
Fed Funds/ Overnight Time	$45,305,810							$45,305,810
Reverse repurchase agreements	81,000,000							81,000,000
Investments	27,282,791	8,571,376	48,877,576	4,638,819	2,728,587	41,924,674		134,023,823
Federal reserve and FHLB stock	2,188,400	—	—	—	—	961,500		3,149,900
Loans
Commercial & Industrial
Fixed	16,653,127	6,394,890	9,910,449	10,758,144	24,305,054	11,670,872	—	79,692,536
Variable	196,252,542	250,938	1,227,150	1,021,070	256,768	—	408,366	199,416,834
Construction	58,240,329	1,944,318	7,532	8,133	242,358	775,523	1,466,420	62,684,613
Commercial Loans Secured by Real Estate
Fixed	6,144,075	6,711,047	20,903,659	27,283,283	42,905,367	17,155,797	—	121,103,228
Variable	39,003,619	171,863	1,656,839	4,791,872	6,275,141	—	2,024,705	53,924,039
Residential Loans Secured by Real Estate
Fixed	30,744,028	25,602,980	31,316,655	21,053,158	18,615,327	5,569,963	95,561	132,997,672
Variable	100,966,547	7,112,684	6,850,751	4,790,727	7,236,228	1,202,343	1,754,869	129,914,149
Other
Fixed	1,358,835	1,111,186	2,075,713	1,729,946	3,165,030	43,390	5,037,258	14,521,358
Variable	36,061,820	—	—	—	—	—	12,076	36,073,896

Total Interest Earning Assets	$641,201,923	$57,871,282	$122,826,324	$76,075,152	$105,729,860	$79,304,062	$10,799,255	$1,093,807,858

Non-Interest Earning Assets							69,301,199	69,301,199

Total Assets	$641,201,923	$57,871,282	$122,826,324	$76,075,152	$105,729,860	$79,304,062	$80,100,454	$1,163,109,057

Interest Bearing Liabilities:
Demand Deposits	$10,724,537	$9,955,534	$18,197,373	$16,129,876	$26,970,169	$98,362,148	$250,658	$180,590,295
Interest Bearing Demand	117,709,143							117,709,143
Savings Deposits	12,008,357							12,008,357
Money Market Accounts	499,624,440							499,624,440
Certificate of Deposits	44,672,304	26,604,255	6,465,050	2,428,176	1,850,806	2,907,514	—	84,928,105
Jumbo CDs	67,056,780	29,784,799	5,894,225	3,064,199	2,409,106	1,692,580	—	109,901,689
Repurchase Agreements	58,475,789							58,475,789
FHLB Advances	—	3,000,000						3,000,000
Subordinated Debt	5,000,000							5,000,000
Company obligated mandatorily redeemable preferred capital securities of subsidiary trust holding solely the junior subordinated debentures of the parent company						13,918,000		13,918,000

Total Interest Bearing Liabilities	$815,271,350	$69,344,588	$30,556,648	$21,622,251	$31,230,081	$116,880,242	$250,658	$1,085,155,818

Non-Interest Bearing Liabilities							9,015,233	9,015,233

Equity							68,938,006	68,938,006

Total Liabilities & Shareholders’ Equity	$815,271,350	$69,344,588	$30,556,648	$21,622,251	$31,230,081	$116,880,242	$78,203,897	$1,163,109,057

Interest Sensitivy Gap per Period	$(174,069,427)	$(11,473,306)	$92,269,676	$54,452,901	$74,499,779	$(37,576,180)	$1,896,557

Cumulative Interest Sensitivity Gap	$(174,069,427)	$(185,542,733)	$(93,273,057)	$(38,820,156)	$35,679,623	$(1,896,557)	$0

Interest Sensitivity Gap as a Percentage of Earning Assets	-15.91%	-1.05%	8.44%	4.98%	6.81%	-3.44%	0.17%

Cumulative Sensitivity Gap as a Percentage of Earning Assets	-15.91%	-16.96%	-8.53%	-3.55%	3.26%	-0.17%	0.00%
Of the $67,056,780 Jumbo CDs maturing in 0 — 180 days, $47,322,920 will mature in three months or less.

Contractual Obligations
The following table presents, as of December 31, 2007, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced notes to the Consolidated Financial Statements under Item 8 of this report.

Payments Due In
			One to
	Note	One Year or	Three	Three to
(In Thousands)	Reference	Less	Years	Five Years	Over Five Years	Total
Deposits without a stated maturity(a)	11	$809,932	$—	$—	$—	$809,932
Consumer certificates of deposits (a)	11	168,117	17,852	4,260	4,601	194,830
FHLB Advances(a)	12	3,000	—	—	—	3,000
Security repurchase agreements(a)	12	58,476	—	—	—	58,476
Long-term debt (a)	5, 12	—	—	—	18,918	18,918
Operating leases	9	301	605	412	1,416	2,734
(a) Excludes Interest
The Corporation’s operating lease obligations represent rental payments for banking center offices.
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

Mortgage Servicing Assets
Mortgage servicing rights (MSRs) are recognized as separate assets when rights are acquired through the sale of mortgage loans. Capitalized mortgage servicing rights are reported in other assets. Through December 31, 2006, capitalized mortgage servicing rights were amortized and netted against mortgage banking income in proportion to, and over the period of, the estimated future servicing income of the underlying financial assets. Mortgage servicing rights were evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment was recorded in a valuation allowance.
On January 1, 2007, the Corporation adopted FASB Statement No. 156, Accounting for Servicing of Financial Assets (FASB No. 156), an amendment of FASB No. 140. FASB No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value. As permitted by FASB No. 156, the Corporation has elected to record mortgage servicing rights at fair value with subsequent changes in fair value reflected in earnings.
The change in fair value is reflected in earnings as a component of mortgage banking income. Fair value is determined by stratifying rights by predominant characteristics, such as loan type, interest rates, maturities, and other terms and using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Estimates of fair value include assumptions about loan prepayment speeds, servicing costs and revenues, interest rates, and other factors which may change over time. The Corporation uses an internal model to calculate the fair value of MSRs. Beginning in 2007, third party valuations of the MSRs were obtained to substantiate the fair value calculated by the internal model.
Derivative Instruments and Hedging Activities
During 2004, the Corporation entered into a three-year interest rate swap, which expired April 15, 2007. The interest rate swap was utilized to mitigate the risk of adverse interest rate movements on the value of future cash flows related to its investment in overnight Federal Funds sold. Pursuant to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (FASB No. 133), cash flow hedges are accounted for by recording the fair value of the derivative instrument on the consolidated balance sheets as either an asset or liability, with a corresponding offset recorded in other comprehensive income within shareholders’ equity, net of tax, to the extent the hedge was effective. See Note 7, “Derivative Instruments and Hedging Activities” in the notes to consolidated financial statements of this report for further information.
Under the cash flow hedge accounting method, derivative gains and losses not effective in hedging the change in expected cash flows of the hedged item were recognized immediately in the consolidated income statements. At the hedge’s inception and quarterly thereafter, a formal assessment was performed to determine whether changes in cash flows of the derivative instrument had been highly effective in offsetting changes in the cash flows of the hedged item and whether they were expected to be highly effective in the future. If it was determined a derivative instrument had not been highly effective as a hedge, hedge accounting was discontinued. At December 31, 2007 there were no outstanding derivative instruments.

Stock-Based Compensation
The Corporation has granted stock options to certain employees and directors. The stock options are for a fixed number of shares with an exercise price which approximates the fair value of shares at the date of grant, and, upon exercise, the Corporation issues the shares out of common stock. Prior to January 1, 2006, the expense for director and employee compensation under stock option plans was based on Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), with expense reported only if options were granted with an exercise price below the market price on the grant date. Because the exercise price of the Corporation’s director and employee stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized prior to January 1, 2006.
On January 1, 2006, the Corporation adopted FASB Statement No. 123(R), Share-Based Payment (FASB No. 123(R)), using the “modified prospective” transition method. FASB No. 123(R) requires that stock based compensation to employees be recognized as compensation cost in the income statement based on the fair value of the stock options on measurement date, which for the Corporation is the date of grant. The modified prospective method recognizes compensation costs beginning on January 1, 2006 (a) based on the requirements of FASB No. 123(R) for all share-based payments granted after that date and (b) based on the requirements of FASB Statement No. 123, Accounting for Stock-Based Compensation (FASB No. 123), for all awards granted to employees prior to that date that remain unvested prior to 2006. The following table illustrates the effect on net income and earnings per share of the Corporation had it applied the fair value recognition provisions of FASB No. 123, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123 (FASB No. 148), for stock-based compensation for the period ended December 31, 2005.

2005
As Restated
Net income, as reported	$6,230,167
Add: stock-based compensation expense, net of related taxes	155,340
Less: total stock-based compensation expense determined under fair-value-based method, net of taxes	(286,764)

Pro forma net income	$6,098,743

Earnings per share:
Basic, as reported	$2.71
Basic, pro forma	$2.65

Diluted, as reported	$2.61
Diluted, pro forma	$2.55
FASB No. 123(R) requires that cash flows resulting from the tax benefits of tax deductions in excess of recognized compensation expense be reported as financing cash flows, rather than as operating cash flows as required by APB 25. While total cash flow remains unchanged, this requirement reduces operating cash flows and increases net financing cash flows by the same amount in periods after adoption. The amount of operating cash flows recognized in 2005 for such excess tax deductions was $205,009. The amount of financing cash flows recognized for such excess tax deductions was $551,616 and $559,260 in 2007 and 2006, respectively.
Allowance for Loan Losses
The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance for loan losses.
The allowance for loan losses is an estimate based on management’s judgment by applying the principles of SEC Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues (SAB No. 102), FASB Statement No. 5, Accounting for Contingencies (FASB No. 5), FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan (FASB No. 114), and FASB Statement No. 118, Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures (FASB No. 118).
Within the allowance, there are specific and general loss components. The specific loss component is assessed for non-homogeneous loans that management believes to be impaired in accordance with FASB No. 114. Loans are considered to be impaired when it is determined that the obligor will not pay all contractual principal and interest due. For loans determined to be impaired, the loan’s carrying value is compared to its fair value using one of the following fair value measurement techniques: present value of expected future cash flows, observable market price, or fair value of the associated collateral less costs to sell. An allowance is established when the fair value is lower than the carrying value of that loan. In addition to establishing allowance levels for specifically identified impaired loans, management determines a general allowance for all other loans in the portfolio for which historical experience indicates that certain losses exist in accordance to FASB No. 5. These loans are segregated by major product type and/or risk grade with an estimated loss ratio applied against each product type and/or risk grade. The loss ratio is generally based upon historic loss experience for each loan type as adjusted for certain environmental factors management believes to be relevant.

It is the policy of the Corporation to promptly charge off any commercial loan or installment loan, or portion thereof, which is deemed to be uncollectible. This includes, but is not limited to, any loan rated “Loss” by the regulatory authorities. Impaired commercial credits are considered on a case-by-case-basis. The amount charged off only includes principal. Any accrued interest is charged against interest income. Loans are typically placed on nonaccrual when they become past due 90 days or it is determined that the obligor will not pay all contractual principal and interest due. Unless there is a significant reason to the contrary, credit cards and overdraft lines of credit are charged off when deemed uncollectible, but generally no later than when a loan is past due 150 days.
An assessment of the adequacy of the allowance is performed on a quarterly basis. Management believes the allowance for loan losses is maintained at a level that is adequate to absorb probable losses inherent in the loan portfolio.
The following table shows the dollar amount of the allowance for loan losses using management’s estimate by loan category (in $000’s):

	December 31,
	2007	2006	2005	2004	2003
Commercial	$3,422	$3,870	$4,204	$5,094	$6,519
Construction	1,381	448	404	155	77
Commercial Mortgage	1,724	1,529	1,319	618	261
Residential Mortgage	2,445	2,165	1,758	1,108	639
Consumer	400	410	586	745	318
Credit Card	74	73	74	11	63
Other	7	18	1	65	153

	$9,453	$8,513	$8,346	$7,796	$8,030

Management considers the present allowance to be appropriate and adequate to cover losses inherent in the loan portfolio based on the current economic environment. However, future economic changes cannot be predicted. Deterioration in economic conditions could result in an increase in the risk characteristics of the loan portfolio and an increase in the provision for loan losses.

Loans are placed on nonaccrual status when significant doubt exists as to the collectibility of principal and interest. Interest continues to legally accrue on these nonaccrual loans, but no income is recognized for financial statement purposes. Both principal and interest payments received on nonaccrual loans are applied to the outstanding principal balance until the remaining balance is considered collectible, at which time interest income may be recognized when received.
The following table presents a summary of non-performing assets as of December 31, (in 000’s):

	December 31,
	2007		2006		2005		2004		2003
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Non-Accrual Loans
Commercial	$316	5.5%	$4,754	66.5%	$1,055	28.9%	$1,800	57.7%	$4,063	83.4%
Construction	1,466	25.4%	—	0.0%	—	0.0%	—	0.0%	—	0.0%
Commercial Mortgage	2,025	35.2%	1,220	17.1%	629	17.2%	—	0.0%	—	0.0%
Residential Mortgage	1,851	32.1%	1,039	14.5%	1,777	48.8%	815	26.1%	808	16.6%
Consumer	104	1.8%	139	1.9%	187	5.1%	—	0.0%	—	0.0%
Credit Card	—	0.0%	—	0.0%	—	0.0%	—	0.0%	—	0.0%
Other	—	0.0%	—	0.0%	—	0.0%	504	16.2%	—	0.0%

Total	$5,762	100.0%	$7,152	100.0%	$3,648	100.0%	$3,119	100.0%	$4,871	100.0%

Loans 90 Days Past Due - Still Accruing	$27		$33		$—		$73		$517

Restructured due to troubled conditions of the borrower	$—		$—		$—		$—		$—

The following table presents a summary of non-performing loans as of December 31:

	2007	2006	2005	2004	2003
Loan Type
Commercial
# of loans	7	10	15	14	28
Interest income recognized	$85,210	$206,131	$57,110	$73,795	$112,102
Additional interest income if loan had been accruing	$189,405	$147,995	$165,475	$101,190	$168,426

Commerical Construction
# of loans	$1	$—	$—	$—	$—
Interest income recognized	$105,230	$—	$—	$—	$—
Additional interest income if loan had been accruing	$10,389	$—	$—	$—	$—

Consumer
# of loans	4	2	3	3	—
Interest income recognized	$1,076	$—	$382	$20,155	$—
Additional interest income if loan had been accruing	$19,670	$21,276	$22,461	$36,531	$—

Residential mortgage loans
# of loans	15	23	20	15	13
Interest income recognized	$46,531	$12,059	$52,430	$8,737	$42,539
Additional interest income if loan had been accruing	$71,882	$80,425	$73,499	$68,942	$22,527

Credit cards
# of loans	6	—	—	—	—
Interest income recognized	$2,680	$—	$—	$—	$—
Additional interest income if loan had been accruing	$1,311	$—	$—	$—	$—

Restructured loans	$—	$—	$—	$—	$—
Capital Resources
The Corporation maintained a revolving credit agreement with Harris Trust and Savings Bank in the amount of $5,000,000 that would have matured September 30, 2007. On June 29, 2007 the Corporation entered into a $5,000,000 loan agreement with U.S. Bank to replace the revolving credit agreement with Harris Trust and Savings Bank. The loan agreement is used to provide additional liquidity support to the Bank, if needed. There were no borrowings under either agreement at December 31, 2007 or December 31, 2006.
The Bank entered into a $5,000,000 subordinated term loan agreement with Harris Trust and Savings Bank dated June 6, 2003. The first advance was made in the amount of $2,000,000 on June 6, 2003. The second advance was made in the amount of $3,000,000 on May 3, 2004. The final maturity date of the loan was June 6, 2012. The outstanding principal balance was due at maturity, prepayment of the principal balance was permitted prior to maturity with prior consent from the Federal Reserve. On June 29, 2007, the Bank entered into a Subordinated Debenture Purchase Agreement with U.S. Bank in the amount of $5,000,000, which will mature on June 28, 2017.
The proceeds from the Subordinated Debenture Purchase Agreement with U.S. Bank were used to pay in full the Subordinated Term Loan Agreement with Harris Trust and Savings Bank in the amount of $5,000,000. Under the terms of the Subordinated Purchase Agreement, the Bank pays three-month LIBOR plus 1.2% which equates to 6.08% on December 31, 2007. Interest payments are due at the expiration of the fixed term option.

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
The Bank has incurred indebtedness pursuant to FHLB advances as follows:

2007			2006			2005
Amount	Rate	Maturity	Amount	Rate	Maturity	Amount	Rate	Maturity

3,000,000	5.55%	10/02/2008	8,000,000	4.19%	07/24/2007	5,000,000	5.43%	03/16/2006
			3,000,000	5.57%	08/13/2007	5,000,000	5.32%	05/08/2006
			3,000,000	5.55%	10/02/2008	8,000,000	4.19%	07/24/2007
						3,000,000	5.57%	08/13/2007
						3,000,000	5.55%	10/02/2008

$3,000,000			$14,000,000			$24,000,000

During 2007, the maximum amount outstanding at any month-end during the year for FHLB Advances was $14,000,000. The Bank may add indebtedness of this nature in the future if determined to be in the best interest of the Bank.
Security repurchase agreements are short-term borrowings that generally mature within one to three days from the transaction date. At December 31, 2007 and 2006 the weighted average interest rate on these borrowings was 3.83% and 3.96%, respectively. During 2007, the maximum amount outstanding at any month-end during the year was $65,969,393. Due to the fact that security repurchase agreements are a sweep product used by our corporate clients, there is not a large volatility in the average balances. There is a core deposit base. Balances in excess of this core deposit base are generally invested in overnight Federal Funds sold. Thus, liquidity is not materially affected.
Capital for the Bank is above well-capitalized regulatory requirements at December 31, 2007. Pertinent capital ratios for the Bank as of December 31, 2007 are as follows:

		Well	Adequately
	Actual	Capitalized	Capitalized
Tier 1 risk-based capital ratio	9.0%	6.0%	4.0%
Total risk-based capital ratio	10.6%	10.0%	8.0%
Leverage ratio	7.0%	5.0%	4.0%

Dividends from the Bank to the Corporation may not exceed the net undivided profits of the Bank (included in consolidated retained earnings) for the current calendar year and the two previous calendar years without prior approval of the OCC. In addition, Federal banking laws limit the amount of loans the Bank may make to the Corporation, subject to certain collateral requirements. No loans were made during 2007 or 2006 by the Bank to the Corporation. A dividend of $1,300,000 was declared and made during 2007 and 2006 by the Bank to the Corporation.
In January 2003, the Board of Directors of the Corporation authorized a common stock repurchase program entitled “Program One” which covers employees and directors and was set to expire on December 31, 2005 unless terminated earlier by the Board. However, during the fourth quarter of 2005, the Board of Directors of the Corporation authorized the effective date to be extended until December 31, 2008 unless terminated earlier by the Board of Directors and authorized an additional $1,900,000 to be allocated to Program One. Under Program One, the Corporation may spend up to $7,400,000 in individually negotiated transactions to repurchase its shares from employees and directors who wish to sell. The repurchase program may be suspended or discontinued at any time if management determines that additional purchases are not warranted or if the cost of the repurchase program reaches $7,400,000.
The amount and timing of shares repurchased under the repurchase program, as well as the specific price, will be determined by management after considering market conditions, company performance and other factors.
At December 31, 2007, the remaining authority under Program One was approximately $272,087.
In January 2003, the Board of the Corporation authorized a separate common stock repurchase program entitled “Program Two” which covers all other shareholders and was set to expire at December 31, 2005, however, during the fourth quarter of 2005, the Board of the Corporation authorized the effective date to be extended until December 31, 2008 unless terminated earlier by the Board and authorized an additional $2,600,000 to be allocated to Program Two. Under Program Two, the Corporation may spend up to $10,200,000 in individually negotiated transactions to repurchase its shares from shareholders who wish to sell. The repurchase program may be suspended or discontinued at any time if management determines that additional purchases are not warranted or if the cost of the repurchase program reaches $10,200,000.
The amount and timing of shares repurchased under the repurchase program, as well as the specific price, will be determined by management after considering market conditions, company performance and other factors.
At December 31, 2007, the remaining authority under Program Two was approximately $2,499,599.
Recent Accounting Pronouncements and Developments
Note 3 to the Consolidated Financial Statements under Item 8 discusses new accounting policies adopted by the Corporation during 2007 and the expected impact of accounting policies. Note 3 also discusses recently issued or proposed new accounting policies but not yet required to be adopted and the impact of the accounting policies if known. To the extent the adoption of new accounting standards materially affects financial conditions; results of operations, or liquidity, the impacts if known are discussed in the applicable section(s) of notes to consolidated financial statements.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This discussion contains certain forward-looking statements that are subject to risks and uncertainties and includes information about possible or assumed future results of operations. Many possible events or factors could affect our future financial results and performance. This could cause results or performance to differ materially from those expressed in our forward-looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates,” variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this discussion. These statements are representative only on the date hereof.
The possible events or factors include, but are not limited to, the following matters. Loan growth is dependent on economic conditions, as well as various discretionary factors, such as decisions to sell or purchase certain loans or loan portfolios; participations of loans; retention of residential mortgage loans; the management of a borrower; industry, product and geographic concentrations and the mix of the loan portfolio. The rate of charge-offs and provision expense can be affected by local, regional and international economic and market conditions, concentrations of borrowers, industries, products and geographic locations, the mix of the loan portfolio and management’s judgments regarding the collectibility of loans. Liquidity requirements may change as a result of fluctuations in assets and liabilities and off-balance sheet exposures, which will impact our capital and debt financing needs and the mix of funding sources. Decisions to purchase, hold or sell securities are also dependent on liquidity requirements and market volatility, as well as on- and off-balance sheet positions. Factors that may impact interest rate risk include local, regional and international economic conditions, levels, mix, maturities, yields or rates of assets and liabilities, and the wholesale and retail funding sources of the Bank. There is exposure to the potential of losses arising from adverse changes in market rates and prices which can adversely impact the value of financial products, including securities, loans, deposits, debt and derivative financial instruments, such as futures, forwards, swaps, options and other financial instruments with similar characteristics.
In addition, the banking industry in general is subject to various monetary and fiscal policies and regulations, which include those determined by the Federal Reserve Board, the OCC, and the Federal Deposit Insurance Corporation (“FDIC”), whose policies and regulations could affect our results. Other factors that may cause actual results to differ from the forward-looking statements include the following: competition with other local, regional and international banks, thrifts, credit unions and other non-bank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, investment companies and insurance companies, as well as other entities which offer financial services, located both within and outside the United States and through alternative delivery channels such as the World Wide Web; interest rate, market and monetary fluctuations; inflation; market volatility; general economic conditions and economic conditions in the geographic regions and industries in which we operate; introduction and acceptance of new banking-related products, services and enhancements; fee pricing strategies, mergers and acquisitions and our ability to manage these and other risks.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss due to adverse changes in market prices and rates. The Corporation’s market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. Management actively monitors and manages its interest rate exposure and makes monthly reports to the Asset Liability Committee (the “ALCO”). The ALCO is responsible for reviewing the interest rate sensitivity position and establishing policies to monitor and limit exposure to interest rate risk. The guidelines established by ALCO are reviewed by the ALCO/Investment Committee of the Corporation’s Board of Directors.
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
Interest rate risk is monitored through earnings simulation modeling. The earnings simulation model projects changes in net interest income caused by the effect of changes in interest rates. The model requires management to make assumptions about how the balance sheet is likely to behave through time in different interest rate environments. Loan and deposit balances remain static and maturities reprice at the current market rate. The investment portfolio maturities and prepayments are assumed to be reinvested in similar instruments. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds. Non-maturity deposit pricing is modeled on historical patterns. The Corporation performs a 200 basis point upward and downward interest rate shock to determine whether there would be an adverse impact on its annual net income and that it is within the established policy limits. The earnings simulation model as of December 31, 2007 projects an approximate increase of 0.20% in net income in a 200 basis point downward interest rate shock and an approximate decrease of 2.30% in net income in a 200 basis point upward interest rate shock. At of December 31, 2006, the earnings simulation model projected an approximate decrease of 2.90% in net interest income in a 200 basis point downward interest rate shock and an approximate increase of 0.50% in net interest income in a 200 basis point upward interest rate shock. The upward and downward change is well within the policy limits established by the ALCO policy for the period ending December 31, 2007 and 2006, respectively.

During 2007, the interest rate position of the Corporation was liability sensitive, meaning net income should decrease as rates rise and increase as rates fall. Due to the mix and timing of the repricing of the Corporation’s assets and liabilities, interest income is not materially impacted whether rates increase or decrease in a 200 basis point interest rate shock. See further discussion on interest rate sensitivity on page 31.

Item 8. Financial Statements and Supplementary Data
Report on Management’s Assessment of Internal Control over Financial Reporting
Management of The National Bank of Indianapolis Corporation is responsible for the preparation, integrity, and fair presentation of the financial statements included in this annual report. The financial statements and notes have been prepared in conformity with United States generally accepted accounting principles and necessarily include some amounts that are based on management’s best estimates and judgments.
As management of The National Bank of Indianapolis Corporation, we are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that is designed to produce reliable financial statements in conformity with United States generally accepted accounting principles. The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability through a program of internal audits. Actions are taken to correct potential deficiencies as they are identified. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.
Management assessed the system of internal control over financial reporting as of December 31, 2007, in relation to criteria for adequate internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2007, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control — Integrated Framework.” Ernst & Young LLP, independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting.

/s/ Morris L. Maurer	/s/ Debra L. Ross

Morris L. Maurer	Debra L. Ross
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
The National Bank of Indianapolis Corporation
We have audited The National Bank of Indianapolis Corporation’s (the Corporation) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, The National Bank of Indianapolis Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of The National Bank of Indianapolis Corporation as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated March 7, 2008 expressed an unqualified opinion thereon.

Indianapolis, IN	/s/ Ernst & Young LLP
March 7, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
The National Bank of Indianapolis Corporation
We have audited the accompanying consolidated balance sheets of The National Bank of Indianapolis Corporation and subsidiary (the Corporation) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The National Bank of Indianapolis Corporation and subsidiary at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, in 2006 the Corporation changed its method of accounting for stock options in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2008 expressed an unqualified opinion thereon.

Indianapolis, IN	/s/ Ernst & Young LLP
March 7, 2008

The National Bank of Indianapolis Corporation
Consolidated Balance Sheets

	December 31
	2007	2006
		As Restated
Assets
Cash and due from banks	$41,966,169	$71,227,890
Reverse repurchase agreements	81,000,000	1,000,000
Federal funds sold	39,356,700	39,648,321

	162,322,869	111,876,211

Available-for-sale securities	62,267,910	60,790,222
Held-to-maturity securities (fair value of $72,034,922 and $85,279,591 at December 31, 2007 and 2006)	71,755,912	86,197,233

Total investment securities	134,023,822	146,987,455

Loans	830,328,325	744,537,934
Less allowance for loan losses	(9,452,715)	(8,513,098)

Net loans	820,875,610	736,024,836
Premises and equipment	17,416,132	12,066,888
Accrued interest receivable	5,465,584	5,477,689
Federal Reserve and FHLB stock	3,149,900	3,149,900
Other assets	19,855,140	18,848,856

Total assets	$1,163,109,057	$1,034,431,835

Liabilities and shareholders’ equity
Deposits:
Noninterest-bearing demand deposits	$180,590,295	$181,953,564
Money market and savings deposits	629,341,940	505,314,281
Time deposits over $100,000	109,901,689	107,050,693
Other time deposits	84,928,105	80,765,095

Total deposits	1,004,762,029	875,083,633
Security repurchase agreements	58,475,789	59,133,328
FHLB advances	3,000,000	14,000,000
Subordinated debt	5,000,000	5,000,000
Junior subordinated debentures owed to unconsolidated subsidiary trust	13,918,000	13,918,000
Other liabilities	9,015,233	7,512,043

Total liabilities	1,094,171,051	974,647,004

Shareholders’ equity:
Common stock, no par value:
Authorized shares; 2007 and 2006 – 3,000,000 shares; issued 2,741,438 in 2007 and 2,677,870 in 2006; outstanding 2,326,335 in 2007 and 2,310,486 in 2006	17,126,383	17,801,380
Additional paid-in capital	7,180,886	6,236,115
Retained earnings	44,170,868	36,280,319
Accumulated other comprehensive income (loss)	459,869	(532,983)

Total shareholders’ equity	68,938,006	59,784,831

Total liabilities and shareholders’ equity	$1,163,109,057	$1,034,431,835

See accompanying notes.

The National Bank of Indianapolis Corporation
Consolidated Statements of Income

	Year Ended December 31
	2007	2006	2005
		As Restated	As Restated
Interest income:
Interest and fees on loans	$57,383,476	$52,723,884	$43,255,856
Interest on investment securities taxable	6,777,040	4,908,529	5,725,813
Interest on investment securities nontaxable	1,816,759	1,781,552	428,464
Interest on federal funds sold	2,491,651	1,848,871	1,291,306
Interest on reverse repurchase agreements	410,757	112,375	145,668

Total interest income	68,879,683	61,375,211	50,847,107

Interest expense:
Interest on deposits	30,847,099	24,542,555	16,109,423
Interest on security repurchase agreements	2,078,009	2,128,130	1,527,886
Interest on FHLB advances and overnight borrowings	463,016	1,027,733	1,497,247
Interest on long-term debt	1,874,507	1,866,100	1,771,259

Total interest expense	35,262,631	29,564,518	20,905,815

Net interest income	33,617,052	31,810,693	29,941,292

Provision for loan losses	904,000	1,086,000	2,085,000

Net interest income after provision for loan losses	32,713,052	30,724,693	27,856,292

Other operating income:
Wealth management fees	4,546,795	3,715,964	3,096,847
Service charges and fees on deposit accounts	1,818,505	1,712,924	1,833,825
Rental income	596,753	451,473	449,715
Mortgage banking income	392,314	331,866	313,588
Interchange income	868,891	792,839	670,725
Other income	1,802,067	1,354,460	1,096,173

Total other operating income	10,025,325	8,359,526	7,460,873

Other operating expenses:
Salaries, wages, and employee benefits	19,098,118	18,010,560	15,283,832
Occupancy	1,790,671	1,735,164	1,704,720
Furniture and equipment	1,240,816	1,181,583	898,355
Professional services	1,800,019	1,447,479	1,424,921
Data processing	1,775,273	1,678,083	1,571,855
Business development	1,292,463	1,176,403	1,071,823
Other	3,994,419	3,369,222	3,220,817

Total other operating expenses	30,991,779	28,598,494	25,176,323

Income before tax	11,746,598	10,485,725	10,140,842
Federal and state income tax	3,856,049	3,500,936	3,910,675

Net income	$7,890,549	$6,984,789	$6,230,167

Basic earnings per share	$3.39	$3.03	$2.71

Diluted earnings per share	$3.27	$2.90	$2.61

See accompanying notes.

The National Bank of Indianapolis Corporation
Consolidated Statements of Shareholders’ Equity

					Accumulated
			Additional		Other
	Common	Unearned	Paid-In	Retained	Comprehensive
	Stock	Compensation	Capital	Earnings	Income (Loss)	Total

Balance at December 31, 2004, as restated	$20,595,989	$(624,543)	$4,136,401	$23,065,363	$(629,523)	$46,543,687

Comprehensive income:
Net income	—	—	—	6,230,167	—	6,230,167
Other comprehensive income:
Net unrealized loss on investments, net of tax of $341,714	—	—	—	—	(520,982)	(520,982)
Net unrealized loss on swap, net of tax of $63,019	—	—	—	—	(96,079)	(96,079)

Total comprehensive income						5,613,106

Income tax benefit from deferred stock compensation	—	—	205,009	—	—	205,009
Issuance of 29,305 shares of common stock under stock-based compensation plans	646,906	9,809	—	—	—	656,715
Repurchase of 45,073 shares of common stock	(1,693,222)	—	—	—	—	(1,693,222)
Compensation earned	—	257,227	—	—	—	257,227

Balance at December 31, 2005, as restated	19,549,673	(357,507)	4,341,410	29,295,530	(1,246,584)	51,582,522

Comprehensive income:
Net income	—	—	—	6,984,789	—	6,984,789
Other comprehensive income:
Net unrealized gain on investments, net of tax of $319,077	—	—	—	—	486,470	486,470
Net unrealized gain on swap, net of tax of $148,976	—	—	—	—	227,131	227,131

Total comprehensive income						7,698,390

Income tax benefit from deferred stock compensation	—	—	559,260	—	—	559,260
Issuance of 61,768 shares of common stock under stock-based compensation plans	1,360,600	—	(250,750)	—	—	1,109,850
Repurchase of 42,989 shares of common stock	(1,936,368)	—	—	—	—	(1,936,368)
Compensation earned	—	—	771,177	—	—	771,177
Adoption of FASB 123(R) reversal of (41,700) shares of unvested restricted common stock	(1,172,525)	357,507	815,018	—	—	—

Balance at December 31, 2006, as restated	17,801,380	—	6,236,115	36,280,319	(532,983)	59,784,831

Comprehensive income:
Net income	—	—	—	7,890,549	—	7,890,549
Other comprehensive income:
Net unrealized gain on investments, net of tax of $587,524	—	—	—	—	895,748	895,748
Net unrealized gain on swap, net of tax of $63,691	—	—	—	—	97,104	97,104

Total comprehensive income						8,883,401

Income tax benefit from deferred stock compensation	—	—	551,616	—	—	551,616
Issuance of 63,567 shares of common stock under stock-based compensation plans	1,719,406	—	(815,792)	—	—	903,614
Repurchase of 47,718 shares of common stock	(2,394,403)	—	—	—	—	(2,394,403)
Compensation earned	—	—	1,208,947	—	—	1,208,947

Balance at December 31, 2007	$17,126,383	$—	$7,180,886	$44,170,868	$459,869	$68,938,006

See accompanying notes.

The National Bank of Indianapolis Corporation
Consolidated Statements of Cash Flows

	Year Ended December 31
	2007	2006	2005
		As Restated	As Restated
Operating activities
Net income	$7,890,549	$6,984,789	$6,230,167
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	904,000	1,086,000	2,085,000
Proceeds from sale of loans held-for-sale	15,188,351	16,233,576	18,372,384
Origination of loans held-for-sale	(15,003,351)	(13,734,219)	(10,300,026)
Depreciation and amortization	1,408,010	1,645,031	1,413,527
Mortgage servicing rights impairment (recoveries) charges	144,650	(123,090)	(167,918)
Gain on sale of loans	(205,425)	(156,583)	(82,493)
Gain on disposal of premises and equipment	(1,260)	—	(23,100)
Net decrease in deferred income taxes	325,232	325,702	421,841
Excess tax benefit from deferred stock compensation	(551,616)	(559,260)	205,009
Board stock compensation	99,709	99,786	99,793
Net accretion/amortization of discounts and premiums on investments	175,081	271,763	314,501
Unearned compensation amortization	—	—	257,227
Compensation expense related to restricted stock and options	1,208,947	771,177	—
(Increase) decrease in:
Accrued interest receivable	12,105	(875,644)	(601,307)
Other assets	(1,966,600)	(11,472,443)	(1,018,267)
Increase in other liabilities	2,054,806	1,982,088	230,794

Net cash provided by operating activities	11,683,188	2,478,673	17,437,132

Investing activities
Proceeds from maturities of investment securities held-to-maturity	14,284,373	8,375,465	1,921,232
Proceeds from maturities of investment securities available-for-sale	36,513,792	11,518,393	42,527,411
Purchases of investment securities held-to-maturity	(25,000)	(10,548,243)	(30,311,560)
Purchases of investment securities available-for-sale	(36,501,327)	(1,478,594)	(20,986,074)
Net increase in loans	(85,734,349)	(63,312,198)	(37,559,511)
Purchases of premises and equipment	(6,755,994)	(1,573,196)	(3,324,070)

Net cash used in investing activities	(78,218,505)	(57,018,373)	(47,732,572)

Financing activities
Net increase in deposits	129,678,396	100,767,918	80,884,670
Net change in security repurchase agreements	(657,539)	5,576,926	(30,606,224)
Net change in FHLB advances	(11,000,000)	(10,000,000)	(8,000,000)
Proceeds from issuance of long-term debt	5,000,000	—	—
Repayment from issuance of long-term debt	(5,000,000)	—	—
Repurchase of stock	(2,394,403)	(1,936,368)	(1,693,222)
Income tax benefit from exercise of options (FASB 123(R))	551,616	559,260	—
Proceeds from issuance of stock	803,905	1,010,064	556,922

Net cash provided by financing activities	116,981,975	95,977,800	41,142,146

Increase in cash and cash equivalents	50,446,658	41,438,100	10,846,706
Cash and cash equivalents at beginning of year	111,876,211	70,438,111	59,591,405

Cash and cash equivalents at end of year	$162,322,869	$111,876,211	$70,438,111

Interest paid	$35,052,326	$28,639,659	$20,394,928

Income taxes paid	$2,668,571	$4,137,770	$4,293,994

See accompanying notes.

The National Bank of Indianapolis Corporation
Notes to Consolidated Financial Statements
December 31, 2007
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
The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) and include the accounts of the Corporation and the Bank. In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46(R), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46(R)), the Corporation does not consolidate the Trust in its financial statements. See Note 5, “Trust Preferred Securities” in the notes to the consolidated financial statements of this report for further information. All intercompany accounts and transactions have been eliminated in consolidation.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash, interest-bearing deposits, and instruments with maturities of one month or less when purchased. Interest-bearing deposits are available on demand.
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
1. Organization and Significant Accounting Policies (continued)
Debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a component of other comprehensive income, net of taxes.
The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts on the constant effective yield method to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization is included in interest income from investments. Interest and dividends are included in interest income from investments when earned. Realized gains and losses, and declines in market value judged to be other-than-temporary, are included in losses on sale of securities, net. The cost of securities sold is based on the specific-identification method.
Investments in Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) are restricted as to redemption and are carried at cost.
Loans
Interest income on commercial, mortgage, and consumer loans is accrued on the principal amount of such loans outstanding and is recognized when earned. Loans are placed on nonaccrual status when significant doubt exists as to the collectibility of principal or interest. Interest continues to legally accrue on these nonaccrual loans, but no income is recognized for financial statement purposes. Both principal and interest payments received on nonaccrual loans are applied to the outstanding principal balance until the remaining balance is considered collectible, at which time interest income may be recognized when received.
Loan origination fees and certain direct origination costs are deferred and are amortized over the life of the loan.
The Corporation periodically sells residential mortgage loans it originates based on the overall loan demand of the Corporation and outstanding balances of the residential mortgage portfolio. Loans held-for-sale are carried at the lower of cost or market, determined on an aggregate basis. Gains from the sale of these loans into the secondary market are included in mortgage banking income. The determination of loans held-for-sale is based on the loan’s compliance with Federal National Mortgage Association (FNMA) underwriting standards.
Allowance for Loan Losses
The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance for loan losses.

The National Bank of Indianapolis Corporation
Notes to Consolidated Financial Statements (Continued)
1. Organization and Significant Accounting Policies (continued)
The allowance for loan losses is an estimate based on management’s judgment by applying the principles of SEC Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues (SAB No. 102), FASB Statement No. 5, Accounting for Contingencies (FASB No. 5), FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan (FASB No.114), and FASB Statement No. 118, Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures.
Within the allowance, there are specific and general loss components. The specific loss component is assessed for nonhomogeneous loans that management believes to be impaired in accordance with FASB No. 114. Loans are considered to be impaired when it is determined that the obligor will not pay all contractual principal and interest due. For loans determined to be impaired, the loan’s carrying value is compared to its fair value using one of the following fair value measurement techniques: present value of expected future cash flows, observable market price, or fair value of the associated collateral less costs to sell. An allowance is established when the fair value is lower than the carrying value of that loan. In addition to establishing allowance levels for specifically identified impaired loans, management determines a general allowance for all other loans in the portfolio for which historical experience indicates that certain losses exist in accordance to FASB No. 5. These loans are segregated by major product type and/or risk grade with an estimated loss ratio applied against each product type and/or risk grade. The loss ratio is generally based upon historic loss experience for each loan type as adjusted for certain environmental factors management believes to be relevant.
It is the policy of the Corporation to promptly charge off any commercial loan or installment loan, or portion thereof, which is deemed to be uncollectible. This includes, but is not limited to, any loan rated “Loss” by the regulatory authorities. Impaired commercial credits are considered on a case-by-case-basis. The amount charged off only includes principal. Any accrued interest is charged against interest income. Loans are typically placed on nonaccrual when they become past due 90 days or it is determined that the obligor will not pay all contractual principal and interest due. Unless there is a significant reason to the contrary, credit cards and overdraft lines of credit are charged off when deemed uncollectible, but generally no later than when a loan is past due 150 days.
An assessment of the adequacy of the allowance is performed on a quarterly basis. Management believes the allowance for loan losses is maintained at a level that is adequate to absorb probable losses inherent in the loan portfolio.
Mortgage Servicing Rights
Mortgage servicing rights are recognized as separate assets when rights are acquired through the sale of mortgage loans. Capitalized mortgage servicing rights are reported in other assets. Through December 31, 2006, capitalized mortgage servicing rights were amortized and netted against mortgage banking income in proportion to, and over the period of, the estimated future servicing

The National Bank of Indianapolis Corporation
Notes to Consolidated Financial Statements (Continued)
1. Organization and Significant Accounting Policies (continued)
income of the underlying financial assets. Mortgage servicing rights were evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment was recorded in a valuation allowance.
On January 1, 2007, the Corporation adopted FASB Statement No. 156, Accounting for Servicing of Financial Assets (FASB No. 156), an amendment of FASB No. 140. FASB No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value. As permitted by FASB No. 156, the Corporation has elected to record mortgage servicing rights at fair value with subsequent changes in fair value reflected in earnings.
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
Derivative Instruments and Hedging Activities
During 2004, the Corporation entered into a three-year interest rate swap, which expired April 15, 2007. The interest rate swap was utilized to mitigate the risk of adverse interest rate movements on the value of future cash flows related to its investment in overnight Federal Funds sold. Pursuant to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (FASB No. 133), cash flow hedges are accounted for by recording the fair value of the derivative instrument on the consolidated balance sheets as either an asset or liability, with a corresponding offset recorded in other comprehensive income within shareholders’ equity, net of tax, to the extent the hedge was effective. See Note 7, “Derivative Instruments and Hedging Activities” in the notes to consolidated financial statements of this report for further information.
Under the cash flow hedge accounting method, derivative gains and losses not effective in hedging the change in expected cash flows of the hedged item were recognized immediately in the consolidated income statements. At the hedge’s inception and quarterly thereafter, a formal assessment was performed to determine whether changes in cash flows of the derivative instrument had been highly effective in offsetting changes in the cash flows of the hedged item and whether they were expected to be highly effective in the future. If it was determined a derivative instrument had not been highly effective as a hedge, hedge accounting was discontinued. At December 31, 2007, there were no outstanding derivative instruments.

The National Bank of Indianapolis Corporation
Notes to Consolidated Financial Statements (Continued)
1. Organization and Significant Accounting Policies (continued)
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
Comprehensive Income
Comprehensive income is defined as net income plus other comprehensive income, which, under existing accounting standards, includes unrealized gains and losses on available-for-sale debt securities and unrealized gains or losses on interest rate swaps utilized in an effective cash flow hedge program, net of deferred taxes. Comprehensive income is reported by the Corporation in the consolidated statements of shareholders’ equity.
Earnings Per Share
Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of shares of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income applicable to common shareholders by the sum of the weighted-average number of shares and the potentially dilutive shares that could be issued through stock award programs or convertible securities.
Fair Values of Financial Instruments
The fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment concerning several factors, especially in the absence of broad markets for particular items.
Stock-Based Compensation
The Corporation has granted stock options to certain employees and directors. The stock options are for a fixed number of shares with an exercise price which approximates the fair value of shares at the date of grant, and, upon exercised, the Corporation issues the shares out of common stock. Prior to January 1, 2006, the expense for director and employee compensation under stock option plans was based on Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), with expense reported only if options were granted with an exercise price below the market price on the grant date. Because the exercise price of the Corporation’s director and employee stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized prior to January 1, 2006.

The National Bank of Indianapolis Corporation
Notes to Consolidated Financial Statements (Continued)
1. Organization and Significant Accounting Policies (continued)
On January 1, 2006, the Corporation adopted FASB Statement No. 123(R), Share-Based Payment (FASB No. 123(R)), using the “modified prospective” transition method. FASB No. 123(R) requires that stock-based compensation to employees be recognized as compensation cost in the income statement based on the fair value of the stock options on the measurement date, which for the Corporation is the date of grant. The modified prospective method recognizes compensation costs beginning on January 1, 2006 (a) based on the requirements of FASB No. 123(R) for all share-based payments granted after that date and (b) based on the requirements of FASB Statement No. 123, Accounting for Stock-Based Compensation (FASB No. 123), for all awards granted to employees prior to that date that remain unvested prior to 2006. The following table illustrates the effect on net income and earnings per share of the Corporation had it applied the fair value recognition provisions of FASB No. 123, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123 (FASB No. 148), for stock-based compensation for the period ended December 31, 2005.

2005
As Restated

Net income, as reported	$6,230,167
Add stock-based compensation expense, net of related taxes	155,340
Less total stock-based compensation expense determined under fair-value-based method, net of taxes	(286,764)

Pro forma net income	$6,098,743

Earnings per share:
Basic, as reported	$2.71
Basic, pro forma	$2.65

Diluted, as reported	$2.61
Diluted, pro forma	$2.55

The National Bank of Indianapolis Corporation
Notes to Consolidated Financial Statements (Continued)
1. Organization and Significant Accounting Policies (continued)
FASB No. 123(R) requires that cash flows resulting from the tax benefits of tax deductions in excess of recognized compensation expense be reported as financing cash flows, rather than as operating cash flows as required by APB 25. While total cash flow remains unchanged, this requirement reduces operating cash flows and increases net financing cash flows by the same amount in periods after adoption. The amount of operating cash flows recognized in 2005 for such excess tax deductions was $205,009. The amount of financing cash flows recognized for such excess tax deductions was $551,616 and $559,260 in 2007 and 2006, respectively.
Reportable Segments
The Corporation has determined that it has one reportable segment, banking services. The Bank provides a full range of deposit, credit, and money management services to its target markets, which are small- to medium-size businesses, affluent executive and professional individuals, and not-for-profit organizations in the Indianapolis Metropolitan Statistical Area of Indiana.
Income Taxes
The Corporation and the Bank file a consolidated federal income tax return. The provision for income taxes is based upon income in the financial statements, rather than amounts reported on the Corporation’s income tax return.
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
Securities Purchased Under Resale Agreements and Securities Sold Under Repurchase Agreements
Securities purchased under resale agreements and securities sold under repurchase agreements are generally treated as collateralized financing transactions and are recorded at the amount at which the securities were acquired or sold plus accrued interest. Securities, generally U.S. government and Federal agency securities, pledged as collateral under these financing arrangements cannot be sold by the secured party. The fair value of collateral either received from or provided to a third party is monitored, and additional collateral is obtained or requested to be returned as deemed appropriate.

The National Bank of Indianapolis Corporation
Notes to Consolidated Financial Statements (Continued)
1. Organization and Significant Accounting Policies (continued)
Bank-Owned Life Insurance
The Corporation owns bank-owned life insurance (BOLI) on certain officers. BOLI balances are recorded at their cash surrender values and are included in other assets. Changes in the cash surrender values are included in other income. At December 31, 2007 and 2006, income recorded from BOLI totaled $476,196 and $211,303, respectively.
Reclassifications
Certain amounts in the 2006 and 2005 consolidated financial statements have been reclassified to conform with the 2007 presentation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
2. Restatement of Prior Years Financial Statements
In the course of preparing its financial statements for the quarter ended June 30, 2007, the Corporation determined it was necessary to adjust the accounting treatment for the excess tax benefit for restricted stock.
Under FASB No. 123(R) and previously under APB 25, the excess tax benefit from restricted stock should have been recognized as an increase to additional paid-in capital. The Corporation had previously recorded this benefit as a reduction to federal and state income tax expense.
The Corporation has restated its consolidated financial statements for 2006 and prior years to reflect this change in accounting for restricted stock. The following table shows a comparison between numbers previously reported and the restated numbers.

The National Bank of Indianapolis Corporation
Notes to Consolidated Financial Statements (Continued)
2. Restatement of Prior Years Financial Statements (continued)
Statement of Shareholders’ Equity:

	December 31, 2006		December 31, 2005		December 31, 2004
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated

Additional paid-in capital	$5,826,532	$6,236,115	$4,009,263	$4,341,410	$3,836,613	$4,136,401

Retained earnings	$36,689,902	$36,280,319	$29,627,677	$29,295,530	$23,365,151	$23,065,363

Statement of Income:

	Year Ended December 31
	2006		2005
	As Reported	As Restated	As Reported	As Restated

Income before tax	$10,485,725	$10,485,725	$10,140,842	$10,140,842

Federal and state income tax	$3,423,500	$3,500,936	$3,878,316	$3,910,675

Net income after tax	$7,062,225	$6,984,789	$6,262,526	$6,230,167

Basic earnings per share	$3.07	$3.03	$2.72	$2.71

Diluted earnings per share	$2.94	$2.90	$2.62	$2.61
The Corporation will not be amending its previous filings based on the requirements of Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements, which was adopted in 2006.
3. New Accounting Pronouncements
In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments (FASB No. 155), an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FASB No. 140). FASB No. 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB No. 133. FASB No. 133 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. Additionally, FASB No. 155 amends FASB No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FASB No. 155 was effective for the Corporation on January 1, 2007, and it did not have a significant impact on the Corporation’s consolidated financial statements.

The National Bank of Indianapolis Corporation
Notes to Consolidated Financial Statements (Continued)
3. New Accounting Pronouncements (continued)
In March 2006, the FASB issued Statement No. 156, which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of FASB No. 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. FASB No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. On January 1, 2007, the Corporation adopted FASB No. 156. The Corporation elected to carry recorded mortgage servicing rights at fair value instead of at the lower of cost or market. The adoption of FASB No. 156 did not have a significant impact on the Corporation’s consolidated financial statements.
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation provides guidance on a threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. The Corporation adopted FIN 48 on January 1, 2007, and it did not have a significant impact on the Corporation’s consolidated financial statements.
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (FASB No. 157). FASB No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Prior to FASB No. 157, there were different definitions of fair value with limited guidance for applying those definitions in GAAP; additionally, the issuance for applying fair value was dispersed among many accounting pronouncements that require fair value measurement. FASB No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged provided that the entity has not yet issued financial statements, including interim financial statements for any period of the fiscal year in which the entity adopted FASB No. 157. The adoption of FASB No. 157 will not have a significant impact on the Corporation’s consolidated financial statements.

The National Bank of Indianapolis Corporation
Notes to Consolidated Financial Statements (Continued)
3. New Accounting Pronouncements (continued)
In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (FASB No.159), which permits entities to measure eligible financial instruments and certain other items at fair value. FASB No.159 is effective for fiscal years beginning after November 15, 2007; early adoption is permitted. The adoption of FASB No.159 will not have a significant impact on the Corporation’s consolidated financial statements.
4. Restrictions on Cash and Due From Bank Accounts
The Corporation is required to maintain average reserve balances with the FRB or as cash on hand or on deposit with a correspondent bank. The required amount of reserve was approximately $25,000 at December 31, 2007 and 2006.
5. Junior Subordinated Debentures
In September 2000, the Corporation established the Trust, a Connecticut statutory business trust, which subsequently issued $13,500,000 of company obligated mandatorily redeemable capital securities and $418,000 of common securities. The proceeds from the issuance of both the capital and common securities were used by the Trust to purchase from the Corporation $13,918,000 fixed-rate junior subordinated debentures. The capital securities and debentures mature September 7, 2030, or upon earlier redemption as provided by the Indenture. The Corporation has the right to redeem the capital securities, in whole or in part, but in all cases, in a principal amount with integral multiples of $1,000, on any March 7 or September 7 on or after September 7, 2010, at a premium, declining ratably to par on September 7, 2020. The capital securities and the debentures have a fixed interest rate of 10.60% and are guaranteed by the Bank. The subordinated debentures are the sole assets of the Trust, and the Corporation owns all of the common securities of the Trust. The net proceeds received by the Corporation from the sale of capital securities were used for general corporate purposes. The Indenture, dated September 7, 2000, requires compliance with certain nonfinancial covenants.
In accordance with FIN 46(R), the Corporation does not consolidate the Trust in its consolidated financial statements. The junior subordinated debt obligation issued to the Trust of $13,918,000 for December 31, 2007 and 2006, respectively, is reflected in the Corporation’s consolidated balance sheets. The junior subordinated debentures owed to the Trust and held by the Corporation qualify as Tier 1 capital for the Corporation under FRB guidelines.

The National Bank of Indianapolis Corporation
Notes to Consolidated Financial Statements (Continued)
6. Investment Securities
The following is a summary of available-for-sale and held-to-maturity securities:

	Available-for-Sale Securities
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
December 31, 2007
U.S. treasury securities	$1,503,530	$10,100	$—	$1,513,630
U.S. government agencies	60,000,000	889,799	138,400	60,751,399
Collateralized mortgage obligations	2,881	—	—	2,881

	$61,506,411	$899,899	$138,400	$62,267,910

December 31, 2006
U.S. treasury securities	$1,495,336	$—	$981	$1,494,355
U.S. government agencies	60,000,000	—	720,799	59,279,201
Collateralized mortgage obligations	16,659	7	—	16,666

	$61,511,995	$7	$721,780	$60,790,222

	Held-to-Maturity Securities
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
December 31, 2007
Municipals	$46,256,605	$553,799	$11,623	$46,798,781
Collateralized mortgage obligations	25,299,307	—	262,570	25,036,737
Other securities	200,000	—	596	199,404

	$71,755,912	$553,799	$274,789	$72,034,922

December 31, 2006
Municipals	$46,247,490	$247,212	$211,345	$46,283,357
Collateralized mortgage obligations	39,724,743	—	952,366	38,772,377
Other securities	225,000	1,182	2,325	223,857

	$86,197,233	$248,394	$1,166,036	$85,279,591

The National Bank of Indianapolis Corporation
Notes to Consolidated Financial Statements (Continued)
6. Investment Securities (continued)
The amortized cost, fair value, and weighted-average yield of investment securities at December 31, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call and/or prepay obligations prior to maturity. Collateralized mortgage obligations are allocated based on the average life at December 31, 2007.

	Available-for-Sale Securities
					Weighted-
	Within 1		5 to 10		Average
	Year	1 to 5 Years	Years	Total	Yield
U.S. treasury and U.S. government agency debentures	$21,503,530	$40,000,000	$—	$61,503,530	4.34%
Collateralized mortgage obligations	2,881	—	—	2,881	5.39%

Amortized cost	$21,506,411	$40,000,000	$—	$61,506,411

Fair value	$21,378,111	$40,889,799	$—	$62,267,910

Weighted-average yield	3.10%	5.00%		4.34%

	Held-to-Maturity Securities
						Weighted-
	Within 1		5 to 10	Greater Than 10		Average
	Year	1 to 5 Years	Years	Years	Total	Yield
Other securities	$50,000	$150,000	$—	$—	$200,000	4.36%
Municipals	—	5,589,806	33,630,624	7,036,175	46,256,605	3.93%
Collateralized mortgage obligations	10,733,744	14,565,563	—	—	25,299,307	3.46%

Amortized cost	$10,783,744	$20,305,369	$33,630,624	$7,036,175	$71,755,912

Fair value	$10,692,232	$20,339,349	$33,944,686	$7,058,655	$72,034,922

Weighted-average yield	3.29%	3.96%	3.78%	3.87%	3.76%

The National Bank of Indianapolis Corporation
Notes to Consolidated Financial Statements (Continued)
6. Investment Securities (continued)
The Corporation held 13 investment securities as of December 31, 2007, of which the amortized cost basis was greater than market value. The majority of these investment securities were purchased between 2004 and 2006. Management does not believe any individual unrealized loss as of December 31, 2007, represents an other-than-temporary impairment. The unrealized losses relate primarily to securities issued by the Federal Home Loan Mortgage Corporation (FHLMC) and municipalities. The unrealized loss for investment classified as available-for-sale is attributable to changes in interest rate in the security issued by FHLMC and is 0.69% of its amortized cost basis as of December 31, 2007.
The unrealized losses for investments classified as held-to-maturity are attributable to changes in interest rates and individually were 1.60% or less of their respective amortized cost basis as of December 31, 2007. The unrealized losses relate primarily to securities issued by various municipalities. All municipals held by the Corporation were rated AA or better as of December 31, 2007. The largest unrealized loss relates to one FHLMC Mortgage-Backed Pool which was purchased in 2004 when interest rates were considerably lower. This instrument is backed by a U.S. Government Agency, thus there are no concerns about underlying credit risk.
Accordingly, the Corporation believes the credit risk embedded in these securities to be inherently low and the unrealized losses are primarily attributable to changes in interest rates. The Corporation has both the intent and ability to hold these securities for a time necessary to recover the amortized cost.

The National Bank of Indianapolis Corporation
Notes to Consolidated Financial Statements (Continued)
6. Investment Securities (continued)

Available-for-Sale Securities
	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position
							Total	Total
	Unrealized	Number		Unrealized	Number		Unrealized	Estimated
	Loss	of	Estimated	Loss	Of	Estimated	Loss	Fair
December 31, 2007	Amount	Securities	Fair Value	Amount	Securities	Fair Value	Amount	Value
U.S. government agencies	$—	—	$—	$138,400	1	$19,861,600	$138,400	$19,861,600

	$—	—	$—	$138,400	1	$19,861,600	$138,400	$19,861,600

	Available-for-Sale Securities
	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position
							Total	Total
	Unrealized	Number		Unrealized	Number		Unrealized	Estimated
	Loss	of	Estimated	Loss	Of	Estimated	Loss	Fair
December 31, 2006	Amount	Securities	Fair Value	Amount	Securities	Fair Value	Amount	Value
U.S. treasury securities	$981	3	$1,494,355	$—	—	$—	$981	$1,494,355
U.S. government agencies	—	—	—	720,799	3	59,279,201	720,799	59,279,201

	$981	3	$1,494,355	$720,799	3	$59,279,201	$721,780	$60,773,556

	Held-to-Maturity Securities
	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position
							Total	Total
	Unrealized	Number		Unrealized	Number		Unrealized	Estimated
	Loss	of	Estimated	Loss	Of	Estimated	Loss	Fair
December 31, 2007	Amount	Securities	Fair Value	Amount	Securities	Fair Value	Amount	Value
Collateralized mortgage obligations	$—	—	$—	$262,570	3	$25,036,737	$262,570	$25,036,737
Municipal bonds	—	—	—	11,623	5	2,812,330	11,623	2,812,330
Other securities	—	—	—	596	4	99,404	596	99,404

	$—	—	$—	$274,789	12	$27,948,471	$274,789	$27,948,471

	Held-to-Maturity Securities
	Less Than 12 Months			Greater Than 12 Months
	in an Unrealized Loss Position			in an Unrealized Loss Position
							Total	Total
	Unrealized	Number		Unrealized	Number		Unrealized	Estimated
	Loss	of	Estimated	Loss	of	Estimated	Loss	Fair
December 31, 2006	Amount	Securities	Fair Value	Amount	Securities	Fair Value	Amount	Value
Collateralized mortgage obligations	$—	—	$—	$952,366	3	$38,772,377	$952,366	$38,772,377
Municipal bonds	73,284	26	9,725,059	138,061	49	25,094,018	211,345	34,819,077
Other securities	555	1	24,445	1,770	5	123,230	2,325	147,675

	$73,839	27	$9,749,504	$1,092,197	57	$63,989,625	$1,166,036	$73,739,129

The National Bank of Indianapolis Corporation
Notes to Consolidated Financial Statements (Continued)
6. Investment Securities (continued)
Investment securities with a carrying value of approximately $59,000,000 and $60,000,000 at December 31, 2007 and 2006, respectively, were pledged as collateral for bankruptcy accounts to the U.S. Department of Justice, Treasury Tax and Loan, and securities sold under agreements to repurchase.
7. Derivative Instruments and Hedging Activities
During 2004, the Corporation entered into an interest rate swap, which expired April 15, 2007, to reduce the volatility of variable interest payments received on a portion of its overnight federal funds sold. This interest rate swap qualified as and was accounted for as a cash flow hedge pursuant to FASB No. 133. FASB No. 133 requires changes in the fair value of cash flow hedges to be reported as a component of other comprehensive income, net of deferred taxes.

	December 31, 2007			December 31, 2006
			Net			Net
			Ineffectiveness			Ineffectiveness
	Notional	Derivative	Hedge Gains	Notional	Derivative	Hedge Gains
	Amount	Liability	(Losses)	Amount	Liability	(Losses)
Receive fixed interest rate swap	$—	—	$—	$20,000,000	$160,795	$—

8. Loans and Allowance for Loan Losses
Loans, including net unamortized deferred fees and costs, consist of the following at December 31:

	2007	2006

Residential loans secured by real estate	$325,596,434	$274,253,154
Commercial loans secured by real estate	175,027,267	164,256,356
Other commercial and industrial loans	279,109,370	253,744,685
Consumer loans	50,595,254	52,283,739

Total loans	830,328,325	744,537,934
Less allowance for loan losses	(9,452,715)	(8,513,098)

Total loans, net	$820,875,610	$736,024,836

The Corporation’s loan portfolio is generally comprised of loans to consumers and small- to medium-sized businesses located within the central Indiana area. It is the policy of the Corporation to review each prospective credit in order to determine the appropriateness and, when required, the adequacy of security or collateral necessary to be obtained when making a loan. The types of collateral, when required, are accounts receivable, inventory, equipment, as well as liquid assets, and real estate.

The National Bank of Indianapolis Corporation
Notes to Consolidated Financial Statements (Continued)
8. Loans and Allowance for Loan Losses (continued)
The Corporation periodically sells residential mortgage loans it originates based on the overall loan demand of the Corporation and outstanding balances of the residential mortgage portfolio. As of December 31, 2007 and 2006, loans held-for-sale totaled $2,073,000 and $1,485,000, respectively, and are included in the totals above.
The amount of loans pledged as collateral for FHLB advances as of December 31, 2007 and 2006, was $4,350,000 and $20,300,000, respectively.
Activity in the allowance for loan losses was as follows:

	2007	2006	2005

Beginning balance	$8,513,098	$8,346,390	$7,795,803
Net (charge-offs) recoveries	35,617	(919,292)	(1,534,413)
Provision for loan losses	904,000	1,086,000	2,085,000

Ending balance	$9,452,715	$8,513,098	$8,346,390

Loans are considered to be impaired when it is determined that the obligor will not pay all contractual principal and interest when due. The table below provides information on impaired loans at December 31:

	2007	2006	2005
Total number of impaired loans	33	35	38
Total amount of impaired loans	$5,789,182	$7,185,421	$3,648,491
Average balance of impaired loans	$5,386,000	$3,723,000	$2,964,000
Contractual interest due	$533,384	$467,885	$371,357
Actual accrued interest recorded	$240,727	$218,190	$109,922
Related allowance on impaired loans	$1,066,158	$450,320	$865,268
Impaired loans with related allowance	$3,358,431	$1,986,437	$3,288,984
Impaired loans without an allowance	$2,430,751	$5,198,984	$359,507

The National Bank of Indianapolis Corporation
Notes to Consolidated Financial Statements (Continued)
8. Loans and Allowance for Loan Losses (continued)
A loan is considered delinquent when a payment has not been made more than 30 days past its contractual due date. Loans past due over 30 days totaled $5,151,312 or 0.62% of total loans at December 31, 2007, compared to $6,930,918 or 0.93% of total loans at December 31, 2006.
At December 31, 2007 and 2006, there were approximately $27,188 and $33,330, respectively, of loans greater than 90 days past due and still accruing interest. The total amount of nonaccrual loans as of December 31, 2007, was $5,761,994 as compared to $7,152,091 at December 31, 2006.
9. Premises and Equipment
Premises and equipment consist of the following at December 31:

	2007	2006

Land and improvements	$5,886,875	$2,859,400
Building and improvements	9,477,149	7,833,610
Construction-in-progress	1,544,149	102,734
Leasehold improvements	1,680,353	1,628,213
Furniture and equipment	10,535,796	9,975,436

	29,124,322	22,399,393
Less accumulated depreciation and amortization	(11,708,190)	(10,332,505)

Net premises and equipment	$17,416,132	$12,066,888

Certain Corporation facilities and equipment are leased under various operating leases. Rental expense under these leases was $256,924, $359,839, and $363,640 for 2007, 2006, and 2005, respectively.
Future minimum rental commitments under noncancelable leases are:

2008	$300,749
2009	344,917
2010	259,705
2011	204,495
2012	207,617
Thereafter	1,416,081

$2,733,564

The National Bank of Indianapolis Corporation
Notes to Consolidated Financial Statements (Continued)
10. Mortgage Banking Activities
The Corporation may sell certain originated mortgage loans into the secondary market as part of its overall risk management and liquidity strategy. The Corporation typically retains the responsibility for servicing these mortgage loans in return for a servicing fee received from the purchaser. Mortgage loans sales of $15,188,351 and $16,233,576 occurred during 2007 and 2006, respectively, and gains of $205,425 and $156,583 were recognized on these loan sales in the respective periods. Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. However, an asset representing the fair value of the mortgage servicing rights is recognized upon the sale of the underlying mortgage loan. The unpaid principal balances of mortgage loans serviced for others were $104,170,970 and $102,702,934 at December 31, 2007 and 2006, respectively.
Gains and losses on the sales of mortgage loans, amortization of mortgage servicing rights (2006 and 2005 only), market adjustment on mortgage servicing rights (2007 only), servicing fees, late fees. and other ancillary fees earned are included in mortgage banking income on the consolidated statements of income.
The following table is a breakdown of mortgage servicing rights:

	2007	2006

Balance at January 1	$1,326,603	$1,482,554
Plus additions	166,034	169,504
Less amortization	—	(266,327)
Market adjustments	(144,650)	—

Balance at December 31	1,347,987	1,385,731
Less valuation allowance	—	(59,128)

Balance, net	$1,347,987	$1,326,603

The National Bank of Indianapolis Corporation
Notes to Consolidated Financial Statements (Continued)
11. Deposits
Deposits are summarized as follows:

	December 31
	2007	2006

Demand accounts:
Noninterest bearing	$180,590,295	$181,953,564
Interest bearing	117,709,143	105,118,470

Total demand accounts	298,299,438	287,072,034

Money market accounts	499,624,440	388,255,230
Savings accounts	12,008,357	11,940,581
Time accounts:
Over $100,000	109,901,689	107,050,693
Under $100,000	84,928,105	80,765,095

Total deposits	$1,004,762,029	$875,083,633

At December 31, 2007, the stated maturities of time deposits are as follows:

		Greater
	Less Than	Than
	$100,000	$100,000

Mature in three months or less	$25,452,617	$47,322,920
Mature after three months through six months	19,218,837	19,733,860
Mature after six months through twelve months	26,604,253	29,784,801
Mature in 2009	6,465,050	5,894,225
Mature in 2010	2,428,176	3,064,199
Mature in 2011	931,669	1,450,811
Mature in 2012	919,137	958,295
Thereafter	2,908,366	1,692,578

	$84,928,105	$109,901,689

The National Bank of Indianapolis Corporation
Notes to Consolidated Financial Statements (Continued)
12. Other Borrowings
Security repurchase agreements are short-term borrowings that generally mature within one to three days from the transaction date. At December 31, 2007 and 2006, the weighted-average interest rate on these borrowings was 3.83% and 3.96%, respectively.
All of the FHLB advances have a fixed interest rate and require monthly interest payments. The principal balances for each of the advances is due at maturity. The advances are collateralized by a pledge covering certain of the Corporation’s mortgage loans.
A schedule of the FHLB advances as of December 31, 2007 and 2006, is as follows:

2007			2006
Amount	Rate	Maturity	Amount	Rate	Maturity

$3,000,000	5.55%	10/2/2008	$8,000,000	4.19%	07/24/2007
			3,000,000	5.57%	08/13/2007
			3,000,000	5.55%	10/02/2008

$3,000,000			$14,000,000

The Corporation maintained a revolving credit agreement with Harris Trust and Savings Bank in the amount of $5,000,000 that would have matured September 30, 2007. On June 29, 2007, the Corporation entered into a $5,000,000 loan agreement with U.S. Bank to replace the revolving credit agreement with Harris Trust and Savings Bank. The loan agreement is used to provide additional liquidity support to the Bank, if needed. There were no borrowings under either agreement at December 31, 2007 or 2006.
The Bank entered into a $5,000,000 subordinated term loan agreement with Harris Trust and Savings Bank dated June 6, 2003. The first advance was made in the amount of $2,000,000 on June 6, 2003. The second advance was made in the amount of $3,000,000 on May 3, 2004. The final maturity date of the loan was June 6, 2012. The outstanding principal balance was due at maturity; prepayment of the principal balance was permitted prior to maturity with prior consent from the Federal Reserve. On June 29, 2007, the Bank entered into a Subordinated Debenture Purchase Agreement with U.S. Bank in the amount of $5,000,000, which will mature on June 28, 2017. The proceeds from the Subordinated Debenture Purchase Agreement with U.S. Bank were used to pay in full the Subordinated Term Loan Agreement with Harris Trust and Savings Bank in the amount of $5,000,000.
Under the terms of the Subordinated Debenture Purchase Agreement, the Bank pays three-month LIBOR plus 1.2%, which equates to 6.08% on December 31, 2007. Interest payments are due at the expiration of the fixed-term option.

The National Bank of Indianapolis Corporation
Notes to Consolidated Financial Statements (Continued)
13. Equity-Based Compensation
The Board of Directors and the shareholders of the Corporation adopted stock option plans for directors and key employees at the initial formation of the Bank in 1993. The Board of Directors authorized 130,000 shares in 1993, 90,000 shares in 1996, 150,000 shares in 1999, and an additional 120,000 during 2002 to be reserved for issuance under the Corporation’s stock option plan. In May 2003, the director stock option plan was dissolved, and in June 2005, the key employee stock option plan was dissolved; however, all of the options in these plans remain exercisable for a period of ten years from the date of issuance, subject to the terms and conditions of the plans.
1993 Stock Option Plan
Shares subject to outstanding options related to the directors’ and key employees’ stock option plans are summarized as follows:

	2007		2006		2005
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Options outstanding at beginning of year	212,242	$23.67	257,525	$22.52	278,056	$21.99
Options exercised	(26,550)	18.75	(43,683)	16.71	(19,531)	14.70
Options forfeited or expired	(2,029)	34.50	(1,600)	27.75	(1,000)	27.75

Options outstanding at end of year	183,663	$24.26	212,242	$23.67	257,525	$22.52

Exercisable at year end	175,600	$23.92	135,679	$21.13	173,820	$19.77
The intrinsic value of the options outstanding and the options exercisable at December 31, 2007, was $5,281,339 and $5,110,812, respectively.

The National Bank of Indianapolis Corporation
Notes to Consolidated Financial Statements (Continued)
13. Equity-Based Compensation (continued)
The table presented below is a summary of the Corporation’s nonvested stock options under these plans and the changes during the year ended December 31, 2007:

		Weighted-Average
		Grant Date Fair
2007	Options	Value

Nonvested options at beginning of year	76,563	$11.05
Vested	(68,500)	$11.04

Nonvested options at end of year	8,063	$11.15

As of December 31, 2007, there was $17,601 of total unrecognized compensation cost related to nonvested, share-based compensation arrangements granted under the key employee stock option plan which is expected to be recognized over a weighted-average period of 0.91 years. The recognized compensation costs related to this plan during 2007, 2006, and 2005 were $88,849, $191,327, and $0, respectively.
As of December 31, 2007, there are 175,600 options which are exercisable under the plan with exercises prices ranging from $15.00 to $27.75. The weighted-average contractual life of those options is 3.2 years.
As of December 31, 2007, the total options outstanding under the plans are 183,663 with option prices ranging from $15.00 to $34.50. The weighted-average remaining contractual life of those options is 3.3 years.
During 2007, certain officers/directors of the Corporation exercised their options to purchase 26,550 shares of common stock for proceeds of $497,713. The exercise price ranged from $12.89 to $27.75 with a weighted-average exercise price of $18.75 and a weighted-average fair market value of $48.92. The total aggregate intrinsic value of options exercised during 2007 was $801,122.
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

The National Bank of Indianapolis Corporation
Notes to Consolidated Financial Statements (Continued)
13. Equity-Based Compensation (continued)
Due to the exercise of the options, the Corporation received a deduction for tax purposes for the difference between the fair value of the stock at the date of the exercise and the exercise price. In accordance with FASB No. 123(R), the Corporation has recorded an income tax benefit of $551,616 and $559,260 as additional paid-in capital during 2007 and 2006, respectively. In accordance with APB 25, the Corporation recorded an income tax benefit of $205,009 as additional paid-in capital during 2005.
1993 Restricted Stock Plan
The Board of Directors also approved a restricted stock plan in 1993. Shares reserved by the Corporation for the restricted stock plan include 50,000 shares in 1993, 20,000 shares in 1996, 40,000 in 1999, and an additional 55,000 shares in 2002. Under this plan, shares were issued in the proceeding years as detailed in the following table. Prior to January 1, 2006, the Corporation recorded each stock issuance in shareholders’ equity at an amount equal to the fair market value of the shares at the grant date with an offsetting amount recorded to unearned compensation (contra-equity). The unearned compensation was amortized to salary expense over the vesting period. On January 1, 2006, the Corporation adopted FASB No. 123(R) and reversed the remaining unearned compensation from the unearned compensation (contra-equity) account and the stock issuance recorded in common stock and recorded the amount of compensation expense earned on restricted stock to additional paid-in capital (APIC). Subsequent to January 1, 2006, compensation expense for the fair value of the restricted stock granted is earned over the vesting period and recorded to APIC. When the restricted stock vests, then the fair value of the stock at the date of grant is recorded as an issuance of common stock and removed from APIC. In June 2005, the restricted stock plan was dissolved, and no additional restricted stock will be issued from this plan.
The table presented below is a summary of the Corporation’s nonvested restricted stock awards under this plan and the changes during the year ended December 31, 2007:

		Weighted-Average
	Restricted	Grant Date Fair
2007	Stock	Value

Nonvested restricted stock at beginning of year	32,000	$28.20
Vested	(28,500)	$27.75

Nonvested restricted stock at end of year	3,500	$31.85

The total fair value of the shares related to this plan that vested during 2007 was $1,421,295.

The National Bank of Indianapolis Corporation
Notes to Consolidated Financial Statements (Continued)
13. Equity-Based Compensation (continued)
As of December 31, 2007, there was $21,427 of total unrecognized compensation costs related to nonvested, share-based compensation arrangements granted under this plan which is expected to be recognized over the weighted-average period of 0.90 years. The recognized compensation costs related to this plan during 2007, 2006, and 2005 were $96,637, $220,020, and $257,227, respectively.
2005 Equity Incentive Plan
During 2005, the Board of Directors and the shareholders of the Corporation adopted The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan. The maximum number of shares to be delivered upon exercise of all options and restricted stock awarded under the plan will not exceed 333,000 shares.
Stock Options Issued
In July 2007, the Corporation’s Compensation Committee granted 12,500 options with a five-year cliff vest. The options have a weighted-average fair value of $20.12 determined using the Black-Scholes option pricing model. The weighted-average exercise price of the options was $49.78.
In May 2006, the Corporation’s Compensation Committee granted 178,800 options with a five-year cliff vest. The options have a weighted-average fair value of $17.89 determined using the Black-Scholes option pricing model. The weighted-average exercise price of the options was $43.38. There were no grants during 2005 under this plan.

The National Bank of Indianapolis Corporation
Notes to Consolidated Financial Statements (Continued)
13. Equity-Based Compensation (continued)
Shares subject to outstanding options related to the 2005 Equity Incentive Plan are summarized as follows:

	2007		2006
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Options outstanding at beginning of year	176,000	$43.38	—	$—
New options granted	12,500	$49.78	178,800	$43.38
Options exercised	—	—	—	—
Options forfeited	—	—	(2,800)	$43.38

Options outstanding at end of year	188,500	$43.80	176,000	$43.38

Exercisable at year-end	2,800	$43.38	—	$—
The total intrinsic value of the options outstanding and the options exercisable at December 31, 2007, was $1,737,140 and $26,992, respectively.
The table presented below is a summary of the Corporation’s nonvested stock options under these plans and the changes during the year ended December 31, 2007:

		Weighted-Average
		Grant Date Fair
2007	Options	Value

Nonvested options at beginning of year	176,000	$17.89
Granted	12,500	$20.12
Vested	(2,800)	$17.89

Nonvested options at end of year	185,700	$18.04

As of December 31, 2007, there was $2,342,289 of total unrecognized compensation costs related to nonvested, share-based compensation arrangements granted under the 2005 Equity Incentive Plan which is expected to be recognized over the weighted-average period of 3.5 years. The recognized compensation costs related to this plan during 2007, 2006, and 2005 were $697,153, $359,830, and $0, respectively.

The National Bank of Indianapolis Corporation
Notes to Consolidated Financial Statements (Continued)
13. Equity-Based Compensation (continued)
As of December 31, 2007, there are 2,800 options which are exercisable under the plan with an exercise price of $43.38. The weighted- average contractual life of those options was 8.4 years.
As of December 31, 2007, the total shares which may be purchased under the plan was 188,500 with a weighted-average option price of $43.80. The weighted-average remaining contractual life of those options is 8.4 years.
The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: a dividend yield; volatility factor of the expected market price of the Corporation’s common stock; an expected life of the options of ten years; and the risk-free interest rate.
The following is a summary of the weighted-average assumptions used in the Black-Scholes pricing model:

Year	Dividend Yield	Volatility Factor	Risk-Free Rate
2007	—	3.9242%	5.18%
2006	—	4.9623%	5.32%
2005	—	—	—
The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.
Restricted Stock Issued
On January 1, 2006, the Corporation adopted FASB No. 123(R), which requires the compensation expense for the fair value of the restricted stock granted to be earned over the vesting period and to be recorded to APIC. The fair value for the restricted stock granted is estimated to equal the fair value of unrestricted stock and to be restricted for five years. When the restricted stock vests, then the fair value of the stock at the date of grant is recorded as an issuance of common stock and removed from APIC.

The National Bank of Indianapolis Corporation
Notes to Consolidated Financial Statements (Continued)
13. Equity-Based Compensation (continued)
The table presented below is a summary of the Corporation’s nonvested restricted stock awards under this plan and the changes during the year ended December 31, 2007:

		Weighted-Average
	Restricted	Grant Date Fair
2007	Stock	Value

Nonvested restricted stock at beginning of year	—	—
Granted	65,725	$49.78

Nonvested restricted stock at end of year	65,725	$49.78

The total fair value of the shares related to this plan that vested during 2007 was $0.
As of December 31, 2007, there was $2,945,483 of total unrecognized compensation costs related to nonvested, share-based compensation arrangements granted under this plan which is expected to be recognized over the weighted-average period of 4.5 years. The recognized compensation costs related to this plan during 2007 was $326,308 and $0 during 2006 and 2005, respectively.
14. Employee Benefit Program
The Corporation sponsors The National Bank of Indianapolis Corporation 401(k) Savings Plan (the 401(k) Plan) for the benefit of substantially all of the employees of the Corporation and its subsidiaries. All employees of the Corporation and its subsidiaries become participants in the 401(k) Plan after attaining age 21. The Corporation amended the plan January 1, 2006.
The Corporation expensed approximately $504,943, $464,000, and $264,000 for employee-matching contributions to the plan during 2007, 2006, and 2005, respectively. The Board of Directors of the Corporation may, in its discretion, make an additional matching contribution to the 401(k) Plan in such amount as the Board of Directors may determine. In addition, the Corporation may fund all, or any part of, its matching contributions with shares of its stock. The Corporation also may, in its discretion, make a profit-sharing contribution to the 401(k) Plan. No additional matching contributions or profit-sharing contributions have been made to the plan during 2007, 2006, or 2005.
An employee who has an interest in a qualified retirement plan with a former employee may transfer the eligible portion of that benefit into a rollover account in the 401(k) Plan. The participant may request that the trustee invests up to 50% of the fair market value of the participant’s rollover contribution to a maximum of $200,000 (valued as of the effective date of the contribution to the 401(k) Plan) in whole and fractional shares of the common stock to the Corporation.

The National Bank of Indianapolis Corporation
Notes to Consolidated Financial Statements (Continued)
15. Dividend and Loan Limitation and Regulatory Capital Ratios
Dividends from the Bank to the Corporation may not exceed the undivided profits of the Bank for the current year (included in consolidated retained earnings) combined with the retained undivided profits for the previous two years without prior approval of a federal regulatory agency. In addition, federal banking laws limit the amount of loans the Bank may make to the Corporation, subject to certain collateral requirements. No loans were made during 2007 or 2006 by the Bank to the Corporation. The Bank declared and paid a $1,300,000 dividend to the Corporation during 2007 and 2006.
The Bank and the Corporation are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Bank’s and the Corporation’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank and the Corporation must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s and the Corporation’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Corporation to maintain amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of total qualifying capital to total adjusted asset (as defined). Management believes, as of December 31, 2007 and 2006, that the Bank and the Corporation meet all capital adequacy requirements to which they are subject.
As of December 31, 2007, the most recent notification from the Comptroller of the Currency categorized the Bank and the Corporation as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank and the Corporation must maintain minimum total risk-based, Tier 1 risk-based, and leveraged capital ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the institutions’ category.

The National Bank of Indianapolis Corporation
Notes to Consolidated Financial Statements (Continued)
15. Dividend and Loan Limitation and Regulatory Capital Ratios (continued)
The Bank’s actual capital amounts and ratios are also presented in the following table:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007

Tier 1 risk-based capital	$79,702,438	9.0%	$35,625,196	4.0%	$53,437,794	6.0%

Total risk-based capital	94,155,153	10.6%	71,250,392	8.0%	89,062,990	10.0%

Leveraged capital	79,702,438	7.0%	45,865,062	4.0%	57,331,327	5.0%

As of December 31, 2006

Tier 1 risk-based capital	$71,317,878	9.0%	$31,725,806	4.0%	$47,588,709	6.0%

Total risk-based capital	84,830,976	10.7%	63,451,612	8.0%	79,314,515	10.0%

Leveraged capital	71,317,878	7.1%	40,428,004	4.0%	50,535,005	5.0%

The National Bank of Indianapolis Corporation
Notes to Consolidated Financial Statements (Continued)
15. Dividend and Loan Limitation and Regulatory Capital Ratios (continued)
The Corporation’s actual capital amounts and ratios are also presented in the following table:

			For Capital
	Actual		Adequacy Purposes
	Amount	Ratio	Amount	Ratio
As of December 31, 2007

Tier 1 risk-based capital	$81,955,338	9.2%	$35,682,723	4.0%

Total risk-based capital	96,408,053	10.8%	71,365,445	8.0%

Leveraged capital	81,955,338	7.2%	45,859,425	4.0%

As of December 31, 2006

Tier 1 risk-based capital	$73,783,654	9.3%	$31,775,641	4.0%

Total risk-based capital	87,296,752	11.0%	63,551,283	8.0%

Leveraged capital	73,783,654	7.3%	40,413,844	4.0%

The National Bank of Indianapolis Corporation
Notes to Consolidated Financial Statements (Continued)
16. Related Parties
Certain directors, executive officers, and principal shareholders of the Corporation, including their families and companies in which they are principal owners, are loan customers of, and have other transactions with, the Corporation or its subsidiary in the ordinary course of business. The aggregate dollar amount of these loans was approximately $6,576,567 and $5,996,373 on December 31, 2007 and 2006, respectively. All of the loans made were on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with unrelated parties. The amounts do not include loans made in the ordinary course of business to companies in which officers or directors of the Corporation are either officers or directors, but are not principal owners, of such companies. During 2007, new loans to these parties amounted to $2,408,980, draws amounted to $4,908,439, and repayments amounted to $6,737,225.
17. Income Taxes
The Corporation applies a federal income tax rate of 34% and a state tax rate of 8.5% in the computation of tax expense or benefit. The provision for income taxes consisted of the following:

	2007	2006	2005
		As Restated	As Restated

Current tax expense	$4,181,281	$3,826,638	$4,332,516
Deferred tax (benefit) expense	(325,232)	(325,702)	(421,841)

	$3,856,049	$3,500,936	$3,910,675

The National Bank of Indianapolis Corporation
Notes to Consolidated Financial Statements (Continued)
17. Income Taxes (continued)
The statutory tax rate reconciliation is as follows:

	2007	2006	2005
		As Restated	As Restated

Income before provision for income tax	$11,746,598	$10,485,725	$10,140,842

Tax expense at federal statutory rate	$3,993,843	$3,565,147	$3,447,886

Increase (decrease) in taxes resulting from:
State income taxes	603,148	531,825	529,108
Tax-exempt interest	(558,033)	(522,521)	(135,688)
Other	(182,909)	(73,515)	69,369

	$3,856,049	$3,500,936	$3,910,675

Effective tax rate	32.83%	33.39%	38.56%
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

The National Bank of Indianapolis Corporation
Notes to Consolidated Financial Statements (Continued)
17. Income Taxes (continued)
The components of the Corporation’s net deferred tax assets in the consolidated balance sheets as of December 31 are as follows:

	2007	2006
Deferred tax assets:
Allowance for loan losses	$3,744,220	$3,372,038
Other	1,162,937	1,551,002

Total deferred tax assets	4,907,157	4,923,040
Deferred tax liability:
Mortgage servicing rights	(533,937)	(525,467)
Other	(301,630)	—

Total deferred tax liabilities	(835,567)	(525,467)

Net deferred tax assets	$4,071,590	$4,397,573

18. Commitments and Contingencies
A summary of the contractual amount of commitments to extend credit is as follows:

	2007	2006

Commercial credit lines	$225,519,668	$201,846,125
Revolving home equity and credit card lines	93,315,941	91,072,318
Standby letters of credit	17,039,672	13,556,888
Other loans	2,394,328	2,382,635

	$338,269,609	$308,857,966

Commitments to extend credit are agreements to lend. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements.
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party.

The National Bank of Indianapolis Corporation
Notes to Consolidated Financial Statements (Continued)
18. Commitments and Contingencies (continued)
The credit risk associated with loan commitments and standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s credit assessment of the customer.
The Corporation is party to various lawsuits and proceedings arising in the ordinary course of business. In addition, many of these proceedings are pending in jurisdictions that permit damage awards disproportionate to the actual economic damages alleged to have been incurred. Based upon information presently available, the Corporation believes that the total amounts, if any, that will ultimately be paid arising from these lawsuits and proceedings will not have a material adverse effect on its consolidated results of operations or financial position.
19. Fair Value of Financial Instruments
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
The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:
Cash and short-term investments: The carrying amounts reported in the consolidated balance sheets for cash and short-term investments approximate those assets’ fair values due to the short maturity of those assets.
Investment securities (including collateralized mortgage obligations): Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

The National Bank of Indianapolis Corporation
Notes to Consolidated Financial Statements (Continued)
19. Fair Value of Financial Instruments (continued)
Loans receivable: For variable rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for all other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest approximates its fair value.
Federal Reserve and FHLB stock: Fair value is determined to be equal to the carrying amount as there is no readily determinable market value available for these securities.
Deposits: The fair values disclosed for demand deposits, including interest-bearing and non-interest-bearing accounts, passbook savings, and certain types of money market accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.
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
Off-balance-sheet instruments: Loan commitments and standby letters of credit had an immaterial estimated fair value at December 31, 2007 and 2006. As of December 31, 2007 and 2006, the loan commitments had a notional amount of $321,229,937 and $295,301,078, respectively. The standby letters of credit had a notional amount of $17,039,672 and $13,556,888 as of December 31, 2007 and 2006, respectively.

The National Bank of Indianapolis Corporation
Notes to Consolidated Financial Statements (Continued)
19. Fair Value of Financial Instruments (continued)
The estimated fair values of the Corporation’s financial instruments at December 31 are as follows:

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets
Cash and due from banks	$41,966,169	$41,966,169	$71,227,890	$71,227,890
Federal funds sold	39,356,700	39,356,700	39,648,321	39,648,321
Reverse repurchase agreements	81,000,000	81,000,000	1,000,000	1,000,000
Investment securities available-for-sale	62,267,910	62,267,910	60,790,222	60,790,222
Investment securities held-to-maturity	71,755,912	72,034,922	86,197,233	85,279,591
Net loans	820,875,610	828,271,948	736,024,836	731,243,332
Federal Reserve and FHLB stock	3,149,900	3,149,900	3,149,900	3,149,900

Liabilities
Deposits	1,004,762,029	1,003,773,371	875,083,633	872,555,051
Security repurchase agreements	58,475,789	58,475,789	59,133,328	59,133,328
FHLB advances	3,000,000	3,029,585	14,000,000	13,973,879
Subordinated debt	5,000,000	5,416,762	5,000,000	5,000,000
Junior subordinated debentures	13,918,000	16,156,710	13,918,000	17,223,525
Interest rate swap	—	—	160,795	160,795

The National Bank of Indianapolis Corporation
Notes to Consolidated Financial Statements (Continued)
20. Shareholders’ Equity
The following is a summary of activity in accumulated other comprehensive income:

	2007	2006	2005
Accumulated unrealized loss on securities available-for-sale at January 1, net of tax	$(435,879)	$(922,349)	$(401,367)
Net unrealized gain (loss) for period	1,483,272	805,547	(862,696)
Tax benefit (expense)	(587,524)	(319,077)	341,714

Ending other comprehensive gain (loss) at December 31, net of tax	$459,869	$(435,879)	$(922,349)

Accumulated unrealized loss on swap at January 1, net of tax	$(97,104)	$(324,235)	$(228,156)
Net unrealized gain (loss) for period	160,795	376,107	(159,098)
Tax benefit (expense)	(63,691)	(148,976)	63,019

Ending other comprehensive loss at December 31, net of tax	$—	$(97,104)	$(324,235)

Accumulated other comprehensive loss at January 1, net of tax	$(532,983)	$(1,246,584)	$(629,523)
Other comprehensive gain (loss), net of tax	992,852	713,601	(617,061)

Accumulated other comprehensive gain (loss) at December 31, net of tax	$459,869	$(532,983)	$(1,246,584)

The National Bank of Indianapolis Corporation
Notes to Consolidated Financial Statements (Continued)
21. Earnings Per Share
Basic net income per common share is computed by dividing net income applicable to common stock by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing net income applicable to common stock by the weighted-average number of shares, nonvested stock, and dilutive common stock equivalents outstanding during the period. Common stock equivalents consist of common stock issuable under the assumed exercise of warrants and stock options granted under the Corporation’s stock plans, using the treasury stock method. A computation of earnings per share follows:

	2007	2006	2005
		As Restated	As Restated

Basic EPS calculation
Basic average shares outstanding	2,327,878	2,301,983	2,298,593

Net income	$7,890,549	$6,984,789	$6,230,167

Basic earnings per common share	$3.39	$3.03	$2.71

Diluted EPS calculation
Average shares outstanding	2,327,878	2,301,983	2,298,593
Nonvested restricted stock	12,574	25,903	26,820
Net effect of the assumed exercise of stock options	69,833	78,098	62,025

Diluted average shares	2,410,285	2,405,984	2,387,438

Net income	$7,890,549	$6,984,789	$6,230,167

Diluted earnings per common share	$3.27	$2.90	$2.61

The National Bank of Indianapolis Corporation
Notes to Consolidated Financial Statements (Continued)
22. Parent Company Financial Statements
The condensed financial statements of the Corporation, prepared on a parent company unconsolidated basis, are presented as follows:
Balance Sheet

	December 31
	2007	2006
Assets
Cash	$1,524,928	$1,708,579
Investment in subsidiary	80,297,106	70,917,555
Other assets	1,744,169	1,565,389

Total assets	$83,566,203	$74,191,523

Liabilities and shareholders’ equity
Other liabilities	$710,197	$488,692
Junior subordinated debentures owed to unconsolidated subsidiary trust	13,918,000	13,918,000

Total liabilities	14,628,197	14,406,692

Shareholders’ equity	68,938,006	59,784,831

Total liabilities and shareholders’ equity	$83,566,203	$74,191,523

The National Bank of Indianapolis Corporation
Notes to Consolidated Financial Statements (Continued)
22. Parent Company Financial Statements (continued)
Statements of Income

	Year Ended December 31
	2007	2006	2005
		As Restated	As Restated

Interest income	$34,691	$42,953	$32,879
Interest expense	1,481,523	1,487,982	1,487,982

Net interest income	(1,446,832)	(1,445,029)	(1,455,103)
Other income	44,308	44,308	44,308
Dividend income from subsidiary	1,300,000	1,300,000	1,300,000
Other operating expenses:
Compensation expense related to restricted stock and options	1,208,947	771,177	—
Unearned compensation amortization	—	—	257,227
Other expenses	345,906	317,559	334,703

Total other operating expenses	1,554,853	1,088,736	591,930

Net loss before tax benefit and equity in undistributed net income of subsidiary	(1,657,377)	(1,189,457)	(702,725)
Tax benefit	1,161,227	974,934	781,828

Net loss before equity in undistributed net income of subsidiary	(496,150)	(214,523)	79,103

Equity in undistributed net income of subsidiary	8,386,699	7,199,312	6,151,064

Net income	$7,890,549	$6,984,789	$6,230,167

The National Bank of Indianapolis Corporation
Notes to Consolidated Financial Statements (Continued)
22. Parent Company Financial Statements (continued)
Statements of Cash Flows

	Year Ended December 31
	2007	2006	2005
		As Restated	As Restated
Operating activities
Net income	$7,890,549	$6,984,789	$6,230,167
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiary	(8,386,699)	(7,199,312)	(6,151,064)
Board stock compensation	99,709	99,786	99,793
Unearned compensation amortization	—	—	257,227
Excess tax benefit from deferred compensation	(551,616)	(559,260)	205,009
Compensation expense related to restricted stock and options	1,208,947	771,177	—
Net increase in deferred income tax asset	(147,971)	(184,276)	(58,994)
(Increase) decrease in other assets	(30,809)	(30,808)	5,633
Increase (decrease) in other liabilities	773,121	322,139	(29,410)

Net cash provided by operating activities	855,231	204,235	558,361

Investing activities
Net cash provided by investing activities	—	—	—

Financing activities
Proceeds from issuance of stock	803,905	1,010,064	556,922
Repurchase of stock	(2,394,403)	(1,936,368)	(1,693,222)
Income tax benefit from exercise of options (FASB No. 123 (R))	551,616	559,260	—

Net cash used in financing activities	(1,038,882)	(367,044)	(1,136,300)

Decrease in cash and cash equivalents	(183,651)	(162,809)	(577,939)
Cash and cash equivalents at beginning of year	1,708,579	1,871,388	2,449,327

Cash and cash equivalents at end of year	$1,524,928	$1,708,579	$1,871,388

The National Bank of Indianapolis Corporation
Notes to Consolidated Financial Statements (Continued)
23. Quarterly Results of Operations (Unaudited)
The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2007 and 2006:

	March 31	June 30	September 30
	As Restated	As Restated	As Restated	December 31

2007
Interest income	$16,352,337	$17,427,517	$17,597,131	$17,502,698
Interest expense	8,380,403	9,137,701	9,075,944	8,668,583

Net interest income	7,971,934	8,289,816	8,521,187	8,834,115

Provision for loan losses	225,000	225,000	79,000	375,000
Other operating income	2,180,974	2,628,106	2,473,580	2,742,665
Other operating expense	7,317,051	7,408,397	8,098,670	8,167,661

Net income before tax	2,610,857	3,284,525	2,817,097	3,034,119
Federal and state income tax	842,097	1,070,309	941,143	1,002,500

Net income after tax	$1,768,760	$2,214,216	$1,875,954	$2,031,619

Basic earnings per share	$0.76	$0.95	$0.80	$0.88
Diluted earnings per share	$0.73	$0.92	$0.78	$0.84

	March 31	June 30	September 30
	As Restated	As Restated	As Restated	December 31

2006
Interest income	$14,147,249	$14,950,359	$15,995,312	$16,282,291
Interest expense	6,535,800	6,995,692	7,827,143	8,205,883

Net interest income	7,611,449	7,954,667	8,168,169	8,076,408

Provision for loan losses	411,000	225,000	225,000	225,000
Other operating income	1,888,115	2,103,080	2,095,903	2,272,428
Other operating expense	6,784,720	7,018,275	7,476,479	7,319,020

Net income before tax	2,303,844	2,814,472	2,562,593	2,804,816
Federal and state income tax	793,335	974,457	807,946	925,198

Net income after tax	$1,510,509	$1,840,015	$1,754,647	$1,879,618

Basic earnings per share	$0.66	$0.80	$0.76	$0.81
Diluted earnings per share	$0.63	$0.76	$0.73	$0.78

The National Bank of Indianapolis Corporation
Notes to Consolidated Financial Statements (Continued)
23. Quarterly Results of Operations (Unaudited) (continued)
The Corporation has restated its consolidated financial statements for 2007 to reflect the effect of accounting for FASB No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (FASB No. 91). The following table shows a comparison between numbers previously reported and the restated numbers for each quarter.

	March 31	March 31	June 30	June 30	September 30	September 30
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated

2007
Interest income	$16,364,240	$16,352,337	$17,480,291	$17,427,517	$17,708,201	$17,597,131
Interest expense	8,380,403	8,380,403	9,137,701	9,137,701	9,075,944	9,075,944

Net interest income	7,983,837	7,971,934	8,342,590	8,289,816	8,632,257	8,521,187

Provision for loan losses	225,000	225,000	225,000	225,000	79,000	79,000
Other operating income	2,180,974	2,180,974	2,628,106	2,628,106	2,473,580	2,473,580
Other operating expense	7,486,634	7,317,051	7,689,239	7,408,397	8,379,990	8,098,670

Net income before tax	2,453,177	2,610,857	3,056,457	3,284,525	2,646,847	2,817,097
Federal and state income tax	780,508	842,097	980,624	1,070,309	874,379	941,143

Net income after tax	$1,672,669	$1,768,760	$2,075,833	$2,214,216	$1,772,468	$1,875,954

Basic earnings per share	$0.72	$0.76	$0.89	$0.95	$0.76	$0.80
Diluted earnings per share	$0.69	$0.73	$0.86	$0.92	$0.74	$0.78
In the course of preparing its financial statements for the quarter ended June 30, 2007, the Corporation determined it was necessary to adjust the accounting treatment for the excess tax benefit for restricted stock.
The Corporation has restated its consolidated financial statements for 2006 and prior years to reflect this change in accounting for restricted stock. The following table shows a comparison between numbers previously reported and the restated numbers for 2006. For further information relating to the restatement, refer to Note 2, “Restatement of Prior Years Financial Statements”, in the notes to the consolidated financial statements of this report.

The National Bank of Indianapolis Corporation
Notes to Consolidated Financial Statements (Continued)
23. Quarterly Results of Operations (Unaudited) (continued)

	March 31	March 31	June 30	June 30	September 30	September 30
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated

2006
Net income before tax	$2,303,844	$2,303,844	$2,814,472	$2,814,472	$2,562,593	$2,562,593
Federal and state income tax	773,110	793,335	944,053	974,457	781,139	807,946

Net income after tax	$1,530,734	$1,510,509	$1,870,419	$1,840,015	$1,781,454	$1,754,647

Basic earnings per share	$0.67	$0.66	$0.81	$0.80	$0.77	$0.76
Diluted earnings per share	$0.64	$0.63	$0.78	$0.76	$0.74	$0.73

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures. The Corporation’s principal executive officer and principal financial officer have concluded that the Corporation’s disclosure controls and procedures (as defined under Rules 13(a)-15(e) or Rules 15d-15(e) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of the period covered by this Form 10-K, are effective.
Management’s Report on Internal Control Over Financial Reporting. Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting which is set forth on page 51 and is incorporated herein by reference, management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2007, in relation to criteria for effective internal control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2007, its system of internal control over financial reporting met those criteria and is effective.
Attestation Report of the Independent Registered Public Accounting Firm. The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in its report, which is set forth on page 52 and is incorporated herein by reference.
Changes in Internal Controls Over Financial Reporting. There has been no change in the Corporation’s internal controls over financial reporting that has occurred during the Corporation’s last fiscal quarter that has materially affected or is reasonable likely to materially affect, the Corporation’s internal control over financial reporting.
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
Appearing immediately following the Signatures section of this report there are Certifications of the Corporation’s principal executive officer and principal financial officer. The Certifications are required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This Item of this report which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.
Item 9B. Other Information
Not Applicable.
PART III
Items 10. 11, 12, 13 and 14
In accordance with the provisions of General Instruction G to Form 10-K, the information required for the required disclosures under Items 10, 11, 12, 13 and 14 are not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2007 fiscal year, which Proxy Statement will contain such information. The information required by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to such Proxy Statement.

Part IV
Item 15. Exhibits, Financial Statement Schedules
(a)	(1) The following consolidated financial statements are included in Item 8:

Page Number in
10-K

Report on Management’s Assessment of Internal Control over Financial Reporting	51

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	52

Consolidated Balance Sheets December 31, 2007 and 2006	55

Consolidated Statements of Income For the years ended December 31, 2007, 2006 and 2005	56

Consolidated Statements of Shareholders’ Equity For the years ended December 31, 2007, 2006 and 2005	57

Consolidated Statements of Cash Flows For the years ended December 31, 2007, 2006, and 2005	58

Notes to consolidated Financial Statements	59
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

3.02	Bylaws of the Corporation, filed as Exhibit 3(ii) to the Corporation’s Form 10-Q as of September 30, 1996 are incorporated by reference

10.01*	1993 Key Employees’ Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(a) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

10.02*	1993 Directors’ Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(b) to the Corporation’s Form 10-Q as of June 30, 2001 is incorporated by reference

10.03*	1993 Restricted Stock Plan of the Corporation, as amended, filed as Exhibit 10(c) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

10.04*	Form of agreement under the 1993 Key Employees Stock Option Plan, filed as Exhibit 10(d) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

10.05*	Form of agreement under the 1993 Restricted Stock Plan, filed as Exhibit 10(e) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

10.06*	Schedule of Directors Compensation Arrangements, filed as Exhibit 10(f) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

10.07*
Schedule of Named Executive Officers Compensation Arrangements, filed as Exhibit 10.07 to the Corporation’s Form 8-K dated May 18, 2006 is incorporated by reference, as amended by the Corporation’s Form 8-K filed January 10, 2008.

10.08*	The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10.01 to the Corporation’s Form 8-K dated June 22, 2005 is incorporated by reference

10.09*
Form of Restricted Stock Award Agreement for The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10.02 to the Corporation’s Form 8-K dated June 22, 2005 is incorporated by reference

10.10*
Form of Stock Option Award Agreement for The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10.03 to the Corporation’s Form 8-K dated June 22, 2005 is incorporated by reference

10.11*	Employment Agreement dated December 15, 2005 between Morris L. Maurer and the Corporation, filed as Exhibit 10.06 to the Corporation’s Form 8-K dated December 21, 2005 is incorporated by reference

10.12*	Employment Agreement dated December 15, 2005 between Philip B. Roby and the Corporation, filed as Exhibit 10.07 to the Corporation’s Form 8-K dated December 21, 2005 is incorporated by reference

10.13*	The National Bank of Indianapolis Corporation Executive’s Deferred Compensation Plan, filed as Exhibit 10.08 to the Corporation’s Form 8-K dated December 21, 2005 is incorporated by reference

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

(Registrant)	The National Bank of Indianapolis Corporation

By (Signature and Title)	/S/ Morris L. Maurer	March 14, 2008

	Morris L. Maurer, President (Principal Executive Officer)	Date
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title)	/S/ Morris L. Maurer Morris L. Maurer, President (Principal Executive Officer)	March 14, 2008 Date
By (Signature and Title)	/S/ Philip B. Roby Philip B. Roby, Executive Vice President	March 14, 2008 Date
By (Signature and Title)	/S/ Debra L. Ross Debra L. Ross, Senior Vice President (Principal Financial and Accounting Officer)	March 14, 2008 Date
By (Signature and Title)	/S/ Michael S. Maurer Michael S. Maurer, Chairman of the Board	March 14, 2008 Date
By (Signature and Title)	/S/ Kathryn G. Betley Kathryn G. Betley, Director	March 14, 2008 Date
By (Signature and Title)	/S/ David R. Frick David R. Frick, Director	March 14, 2008 Date
By (Signature and Title)	/S/ Andre B. Lacy Andre B. Lacy, Director	March 14, 2008 Date
By (Signature and Title)	/S/ William S. Oesterle William S Oesterle, Director	March 14, 2008 Date
By (Signature and Title)	/S/ Todd H. Stuart Todd H. Stuart, Director	March 14, 2008 Date
By (Signature and Title)	/S/ John T. Thompson John T. Thompson, Director	March 14, 2008 Date

EXHIBIT INDEX

3.01
Articles of Incorporation of the Corporation, filed as Exhibit 3(i) to the Corporation’s Form 10-QSB as of September 30, 1995 are incorporated by reference and Articles of Amendment filed as Exhibit 3(i) to the Form 10-K for the fiscal year ended December 31, 2001

3.02	Bylaws of the Corporation, filed as Exhibit 3(ii) to the Corporation’s Form 10-Q as of September 30, 1996 are incorporated by reference

10.01*	1993 Key Employees’ Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(a) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

10.02*	1993 Directors’ Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(b) to the Corporation’s Form 10-Q as of June 30, 2001 is incorporated by reference

10.03*	1993 Restricted Stock Plan of the Corporation, as amended, filed as Exhibit 10(c) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

10.04*	Form of agreement under the 1993 Key Employees Stock Option Plan, filed as Exhibit 10(d) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

10.05*	Form of agreement under the 1993 Restricted Stock Plan, filed as Exhibit 10(e) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

10.06*	Schedule of Directors Compensation Arrangements, filed as Exhibit 10(f) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

10.07*
Schedule of Named Executive Officers Compensation Arrangements, filed as Exhibit 10.07 to the Corporation’s Form 8-K dated May 18, 2006 is incorporated by reference, as amended by the Corporation’s Form 8-K filed January 10, 2008.

10.08*	The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10.01 to the Corporation’s Form 8-K dated June 22, 2005 is incorporated by reference

10.09*
Form of Restricted Stock Award Agreement for The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10.02 to the Corporation’s Form 8-K dated June 22, 2005 is incorporated by reference

10.10*
Form of Stock Option Award Agreement for The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10.03 to the Corporation’s Form 8-K dated June 22, 2005 is incorporated by reference

10.11*	Employment Agreement dated December 15, 2005 between Morris L. Maurer and the Corporation, filed as Exhibit 10.06 to the Corporation’s Form 8-K dated December 21, 2005 is incorporated by reference

10.12*	Employment Agreement dated December 15, 2005 between Philip B. Roby and the Corporation, filed as Exhibit 10.07 to the Corporation’s Form 8-K dated December 21, 2005 is incorporated by reference

10.13*	The National Bank of Indianapolis Corporation Executive’s Deferred Compensation Plan, filed as Exhibit 10.08 to the Corporation’s Form 8-K dated December 21, 2005 is incorporated by reference

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