Form 10-Q
period 2008-03-31
NATIONAL BANK OF INDIANAPOLIS CORP
filed 2008-05-08
CIK 912382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at May 8, 2008

[Common Stock, no par value per share]	2,320,142 shares

The National Bank of Indianapolis Corporation
Report on Form 10-Q
for Quarter Ended
March 31, 2008

Part I — Financial Information
Item 1. Financial Statements
The National Bank of Indianapolis Corporation
Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents
Cash and due from banks	$70,745,551	$41,966,169
Reverse repurchase agreements	1,000,000	81,000,000
Federal funds sold	39,911,503	39,356,700

Total cash and cash equivalents	111,657,054	162,322,869

Investment securities
Available-for-sale securities	68,870,789	62,267,910
Held-to-maturity securities (Fair value of $97,218,723 and $72,034,922)	96,615,836	71,755,912

Total investment securities	165,486,625	134,023,822

Loans	839,141,645	830,328,325
Less: Allowance for loan losses	(9,512,797)	(9,452,715)

Net loans	829,628,848	820,875,610
Premises and equipment	20,082,043	17,416,132
Accrued interest	4,657,402	5,465,584
Federal Reserve and FHLB stock	3,149,900	3,149,900
Other assets	18,848,780	19,855,140

Total assets	$1,153,510,652	$1,163,109,057

Liabilities and shareholders’ equity
Deposits:
Noninterest-bearing demand deposits	$187,099,587	$180,590,295
Money market and savings deposits	617,614,628	629,341,940
Time deposits over $100,000	101,286,940	109,901,689
Other time deposits	82,525,513	84,928,105

Total deposits	988,526,668	1,004,762,029
Security repurchase agreements	66,000,155	58,475,789
FHLB advances	3,000,000	3,000,000
Subordinated debt	5,000,000	5,000,000
Junior subordinated debentures owed to unconsolidated subsidiary trust	13,918,000	13,918,000
Other liabilities	7,102,293	9,015,233

Total liabilities	1,083,547,116	1,094,171,051

Shareholders’ equity:
Common stock, no par value:
Authorized shares 2008 and 2007 - 3,000,000 shares; issued 2,745,638 in 2008 and 2,741,438 in 2007; outstanding 2,321,742 in 2008 and 2,326,335 in 2007	16,740,502	17,126,383
Additional paid in capital	7,483,324	7,180,886
Retained earnings	44,717,294	44,170,868
Accumulated other comprehensive income	1,022,416	459,869

Total shareholders’ equity	69,963,536	68,938,006

Total liabilities and shareholders’ equity	$1,153,510,652	$1,163,109,057

Note: The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation
Consolidated Statements of Income
(Unaudited)

	Three months ended
	March 31,
	2008	2007
		As Restated
Interest income:
Interest and fees on loans	$13,256,334	$13,918,096
Interest on investment securities taxable	1,455,591	1,466,813
Interest on investment securities nontaxable	468,310	454,010
Interest on federal funds sold	378,920	500,918
Interest on reverse repurchase agreements	129,581	12,500

Total interest income	15,688,736	16,352,337

Interest expense:
Interest on deposits	5,922,196	7,230,782
Interest on security repurchase agreements	290,080	513,381
Interest on FHLB advances and overnight borrowings	42,088	167,200
Interest on long term debt	445,313	469,040

Total interest expense	6,699,677	8,380,403

Net interest income	8,989,059	7,971,934

Provision for loan losses	1,075,000	225,000

Net interest income after provision for loan losses	7,914,059	7,746,934

Other operating income:
Wealth management fees	1,178,909	925,767
Rental income	142,974	149,453
Service charges and fees on deposit accounts	532,302	450,238
Mortgage banking income (loss)	(71,479)	62,317
Interchange income	186,794	183,658
Other	443,745	403,213

Total other operating income	2,413,245	2,174,646

Other operating expenses:
Salaries, wages and employee benefits	5,024,003	4,480,498
Occupancy	526,161	447,472
Furniture and equipment	351,505	306,578
Professional services	434,872	382,259
Data processing	505,642	441,551
Business development	393,375	343,376
Other	2,511,865	908,989

Total other operating expenses	9,747,423	7,310,723

Net income before tax	579,881	2,610,857
Federal and state income tax	33,455	842,097

Net income after tax	$546,426	$1,768,760

Basic earnings per share	$0.24	$0.76

Diluted earnings per share	$0.23	$0.73

See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31,
	2008	2007
		As Restated
Operating Activities
Net Income	$546,426	$1,768,760
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	1,075,000	225,000
Proceeds from sale of loans	6,912,746	2,394,000
Origination of loans held for sale	(4,425,050)	(2,209,000)
Depreciation and amortization	381,559	352,961
Valuation on mortgage servicing rights	275,538	49,391
Gain on sale of loans	(113,510)	(30,064)
Net decrease in deferred income taxes	132,741	38,112
Excess tax benefit from deferred stock compensation	(52,081)	(184,441)
Net accretion of discounts and amortization of premiums on investments	64,513	57,550
Compensation expense related to restricted stock and options	291,657	204,441
(Increase) decrease in:
Accrued interest receivable	808,182	228,276
Other assets	229,103	(124,801)
Decrease in:
Other liabilities	(1,860,859)	(1,792,556)

Net cash provided by operating activities	4,265,965	977,629
Investing Activities
Proceeds from maturities of investment securities held to maturity	3,483,499	3,629,671
Proceeds from maturities of investment securities available for sale	501,959	21,003,219
Purchases of investment securities held to maturity	(28,391,602)	—
Purchases of investment securities available for sale	(6,189,647)	(15,996,172)
Net increase in loans	(12,202,424)	(1,191,178)
Purchases of bank premises and equipment	(3,047,470)	(3,733,785)

Net cash provided (used) by investing activities	(45,845,685)	3,711,755

Financing Activities
Net increase (decrease) in deposits	(16,235,361)	60,311,690
Net increase (decrease) in security repurchase agreements	7,524,366	(4,759,486)
Income tax benefit from deferred stock compensation (FASB 123(R))	52,081	184,441
Proceeds from issuance of stock	46,000	213,538
Repurchase of stock	(473,181)	(364,969)

Net cash provided (used) by financing activities	(9,086,095)	55,585,214

Increase (decrease) in cash and cash equivalents	(50,665,815)	60,274,598

Cash and cash equivalents at beginning of year	162,322,869	11,876,211

Cash and cash equivalents at end of period	$111,657,054	$172,150,809

Interest paid	$7,302,625	$8,599,207

Income taxes paid	$562,187	$41,803

See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation
Consolidated Statement of Shareholders’ Equity
(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid In	Retained	Comprehensive
	Stock	Capital	Earnings	Income	TOTAL
Balance at December 31, 2006, as restated	$17,801,380	$6,236,115	$36,280,319	$(532,983)	$59,784,831

Comprehensive income:
Net income	—	—	1,768,760	—	1,768,760
Other comprehensive income
Net unrealized gain on investments, net of tax of $128,960	—	—	—	196,614	196,614
Net unrealized gain on swap net of tax $53,621	—	—	—	81,751	81,751

Total comprehensive income	—	—	—	—	2,047,125

Income tax benefit from deferred stock compensation	—	184,441	—	—	184,441
Issuance of stock 14,350 shares of common stock under stock-based compensation plans	213,538				213,538
Repurchase of stock 7,598 shares of common stock	(364,969)	—	—	—	(364,969)
Compensation earned	—	204,441	—	—	204,441

Balance at March 31, 2007, as restated	$17,649,949	$6,624,997	$38,049,079	$(254,618)	$62,069,407

Balance at December 31, 2007	$17,126,383	$7,180,886	$44,170,868	$459,869	$68,938,006

Comprehensive income:
Net income	—	—	546,426	—	546,426
Other comprehensive income
Net unrealized gain on investments, net of tax of $368,976	—	—	—	562,547	562,547

Total comprehensive income					1,108,973

Income tax benefit from deferred stock compensation	—	52,081	—	—	52,081
Issuance of 4,200 shares of common stock under stock-based compensation plans	87,300	(41,300)	—	—	46,000
Repurchase of 8,793 shares of common stock	(473,181)	—	—	—	(473,181)
Compensation earned	—	291,657	—	—	291,657

Balance at March 31, 2008	$16,740,502	$7,483,324	$44,717,294	$1,022,416	$69,963,536

See notes to consolidated financial statements.

The National Bank of Indianapolis
Corporation
Notes to Consolidated Financial Statements
March 31, 2008
Note 1: Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of The National Bank of Indianapolis Corporation (“Corporation”) and its wholly-owned subsidiary, The National Bank of Indianapolis (“Bank”). All intercompany transactions between the Corporation and its subsidiary have been properly eliminated. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s Form 10-K for the year ended December 31, 2007.
Note 2: Restatement
As previously reported in the SEC Form 10-K as of December 31, 2007, the Corporation restated its consolidated financial statements during the fourth quarter of 2007 to reflect the effect of accounting for Statement of Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.
The following table shows a comparison between numbers previously reported and the restated numbers:
Statement of Income:

	March 31	March 31
	As Reported	As Restated

2007
Interest income	$16,364,240	$16,352,337
Interest expense	8,380,403	8,380,403

Net interest income	7,983,837	7,971,934

Provision for loan losses	225,000	225,000
Other operating income	2,180,974	2,174,646
Other operating expense	7,486,634	7,310,723

Net income before tax	2,453,177	2,610,857

Federal and state income tax	780,508	842,097

Net income after tax	$1,672,669	$1,768,760

Basic earnings per share	$0.72	$0.76
Diluted earnings per share	$0.69	$0.73

Statement of Shareholders’ Equity:

	March 31, 2007
	As Reported	As Restated

Additional paid-in-capital	$6,215,414	$6,624,997
Retained Earnings	$38,362,571	$38,049,079
Note 3: Investment Securities
The securities available for sale and held to maturity are summarized as follows:

	Available-for-Sale Securities
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
March 31, 2008
U.S. Treasury securities	$2,011,316	$27,399	$—	$2,038,715
U.S. Government agencies	65,165,528	1,665,623	—	66,831,151
Collateralized mortgage obligations	922	1	—	923

	$67,177,766	$1,693,023	$—	$68,870,789

December 31, 2007
U.S. Treasury securities	$1,503,530	$10,100	$—	$1,513,630
U.S. Government agencies	60,000,000	889,799	138,400	60,751,399
Collateralized mortgage obligations	2,881	—	—	2,881

	$61,506,411	$899,899	$138,400	$62,267,910

	Held-to-Maturity Securities
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
March 31, 2008
Municipals	$57,463,496	$833,031	$176,449	$58,120,078
Collateralized mortgage obligations	17,633,594	—	25,848	17,607,746
Mortgage Backed Securities	21,318,746	12,775	40,127	21,291,394
Other securities	200,000	—	495	199,505

	$96,615,836	$845,806	$242,919	$97,218,723

December 31, 2007
Municipals	$46,256,605	$553,799	$11,623	$46,798,781
Collateralized mortgage obligations	25,299,307	—	262,570	25,036,737
Other securities	200,000	—	596	199,404

	$71,755,912	$553,799	$274,789	$72,034,922

The Corporation held 37 investment securities as of March 31, 2008 of which the amortized cost was greater than market value.
All investments classified as available-for-sale are currently at unrealized gains.
The unrealized losses for investments classified as held-to-maturity are attributable to changes in interest rates and individually were 3.16% or less of their respective amortized costs. The unrealized losses relate primarily to securities issued by various municipalities. The majority of these investment securities were purchased during 2005 and the first quarter of 2006 when rates were lower. The largest unrealized loss relates to one municipal that was purchased in November 2005. The credit risk of the individual municipalities is assessed annually. All municipals held by the Corporation were rated A or better (either as a result of insurance or the underlying rating on the bond) as of March 31, 2008.
The Corporation has both the intent and ability to hold these securities for a time necessary to recover the amortized cost.
Available for Sale Securities

	Less than 12 months			Greater than 12 months
	In an unrealized loss position			In an unrealized loss position			Total	Total
	Unrealized	Number		Unrealized	Number		Unrealized	Estimated
	Loss	of	Estimated	Loss	of	Estimated	Loss	Fair
March 31, 2008	Amount	Securities	Fair Value	Amount	Securities	Fair Value	Amount	Value

Investment securities:
U.S. treasury securities	$—	—	$—	$—	—	$—	$—	$—
U. S. government agencies	—	—	—	—	—	—	—	—

Total	$—	—	$—	$—	—	$—	$—	$—

Held to Maturity Securities

	Less than 12 months			Greater than 12 months
	In an unrealized loss position			In an unrealized loss position			Total	Total
	Unrealized	Number		Unrealized	Number		Unrealized	Estimated
	Loss	of	Estimated	Loss	of	Estimated	Loss	Fair
March 31, 2008	Amount	Securities	Fair Value	Amount	Securities	Fair Value	Amount	Value

Investment securities:
Collateralized mortgage obligations	$—	—	$—	$25,848	2	$17,607,746	$25,848	$17,607,746
Municipals	26,575	10	6,643,573	149,874	19	11,137,180	176,449	17,780,753
Mortgage Backed Securities	40,127	2	16,796,657	—	—	—	40,127	16,796,657
Other securities	—	—	—	495	4	99,505	495	99,505

Total	$66,702	12	$23,440,230	$176,217	25	$28,844,431	$242,919	$52,284,661

Investment securities with a carrying value of approximately $68,000,000 at March 31, 2008 and $59,000,000 at December 31, 2007, were pledged as collateral for bankruptcy accounts to the U.S. Department of Justice, Treasury Tax and Loan, Wealth Management Accounts, and securities sold under agreements to repurchase.

Note 4: Loans
Loans consist of the following:

	March 31, 2008	December 31, 2007
Residential loans secured by real estate	$338,740,912	$325,596,434
Commercial loans secured by real estate	176,399,648	175,027,267
Other commercial and industrial loans	285,699,289	279,109,370
Consumer loans	38,301,796	50,595,254

Total loans	839,141,645	830,328,325
Less allowance for loan losses	(9,512,797)	(9,452,715)

Total loans, net	$829,628,848	$820,875,610

The Corporation periodically sells residential mortgage loans it originates based on the overall loan demand of the Corporation and outstanding balances of the residential mortgage portfolio. As of March 31, 2008 and December 31, 2007, loans held for sale totaled $101,000 and $2,073,000, respectively, and are included in the totals above.
Activity in the allowance for loan losses was as follows:

	Three months ended March 31,
	2008	2007
Beginning balance	$9,452,715	$8,513,098
Loans (charged off) recoveries-net	(1,014,918)	(129,103)
Provision for loan losses	1,075,000	225,000

Ending balance	$9,512,797	$8,608,995

Note 5: Subordinated Term Loan Agreement
The Bank entered into $5,000,000 Subordinated Term Loan Agreement with Harris Trust and Savings Bank dated June 6, 2003. The first advance was made in the amount of $2,000,000 on June 6, 2003. The second advance was made in the amount of $3,000,000 on May 3, 2004. The final maturity date of the loan was June 6, 2012. The outstanding principal balance was due at maturity; prepayment of the principal balance was permitted prior to maturity with prior consent from the Federal Reserve. On June 29, 2007, the Bank entered into a Subordinated Debenture Purchase Agreement with US Bank in the amount of $5,000,000, which will mature on June 28, 2017. The proceeds from the Subordinated Debenture Purchase Agreement with US Bank were used to pay in full the Subordinated Term Loan Agreement with Harris Trust and Savings Bank in the amount of $5,000,000.
Under the terms of the Subordinated Debenture Purchase Agreement, the Bank pays 3-month LIBOR plus 1.2% which equates to 3.95% at March 31, 2008. Interest payments are due at the expiration of the fixed term option.

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
In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46(R) (As Amended), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, (FIN 46(R)), the Corporation does not consolidate the Trust in its financial statements. The junior subordinated debt obligation issued to the Trust of $13,918,000 for March 31, 2008 and December 31, 2007, respectively, is reflected in the Corporation’s consolidated balance sheets. The junior subordinated debentures owed to the Trust and held by the Corporation qualify as Tier 1 capital for the Corporation under Federal Reserve Board guidelines.
Interest payments made on the junior subordinated debentures are reported as a component of interest expense on long-term debt.
Note 7: Stock Based Compensation
During the first quarter of 2008, one director and one officer of the Corporation exercised options to purchase 2,800 common shares in aggregate. The weighted average exercise price was $16.43 and the weighted average fair market value of the stock was $51.64.
Due to the exercise of these options and the vesting of restricted stock for the three months ended March 31, 2008, the Corporation will receive a deduction for tax purposes for the difference between the fair value of the stock at the date of grant and the date of exercise. In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share Based Payment” (“SFAS 123(R)”), the Corporation has recorded the income tax benefit of $52,081 as additional paid in capital for the three months ended March 31, 2008.

Note 8: Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
	March 31,
	2008	2007
		As Restated

Basic average shares outstanding	2,323,112	2,318,492

Net income	$546,426	$1,768,760

Basic net income per common share	$0.24	$0.76

Diluted
Average shares outstanding	2,323,112	2,318,492
Nonvested restricted stock	11,592	24,709
Common stock equivalents
Net effect of the assumed exercise of stock options	70,374	70,962

Diluted average shares	2,405,078	2,414,163

Net income	$546,426	$1,768,760

Diluted net income per common share	$0.23	$0.73

Note 9: Comprehensive Income
The following is a summary of activity in accumulated other comprehensive income:

	Three months ended March 31,
	2008	2007
Accumulated unrealized income (loss) on securities available for sale at beginning of period, net of tax	$459,869	$(435,879)
Net unrealized gains for period	931,523	325,574
Tax effect	(368,976)	(128,960)

Ending other comprehensive income (loss) at end of period, net of tax	$1,022,416	$(239,265)

Accumulated unrealized loss on swap at beginning of period, net of tax	$—	$(97,104)
Net unrealized gain for period	—	135,372
Tax effect	—	(53,621)

Ending other comprehensive loss at end of period, net of tax	$—	$(15,353)

Accumulated other comprehensive income (loss) at beginning of period, net of tax	$459,869	$(532,983)
Other comprehensive income, net of tax	562,547	278,365

Accumulated other comprehensive income (loss) at end of period, net of tax	$1,022,416	$(254,618)

Note 10: Commitments and Contingencies
Off-balance sheet financial instruments representing commitments to extend credit as of March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007

Commercial credit lines	$214,556,188	$225,519,668
Revolving home equity and credit card lines	97,713,931	93,315,941
Standby letters of credit	22,461,130	17,039,672
Other loans	2,451,353	2,394,328

	$337,182,602	$338,269,609

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
The Corporation is party to various lawsuits and proceedings arising in the ordinary course of business. In addition, many of these proceedings are pending in jurisdictions that permit damage awards disproportionate to the actual economic damages alleged to have been incurred. Based upon information presently available, we believe that the total amounts, if any, that will ultimately be paid arising from these lawsuits and proceedings are reasonably reflected in the consolidated results of operations or financial position.
Note 11: Adoption of New Accounting Standards
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (FASB No. 157). FASB No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FASB No. 157 establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FAP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (as least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of FASB No. 157 did not have a significant impact on the Corporation’s consolidated financial statements.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (FASB No. 159). FASB No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Corporation did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008, the effective date of the standard.

Note 12: Fair Value
FASB No. 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. FASB No. 157 describes three levels of inputs that may be used to measure fair value:
Level 1: Quoted prices (unadjusted) of identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing and asset or liability.
The fair value of available for sale securities are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on securities’ relationship to other benchmark quoted securities (Level 2 inputs).
Mortgage servicing rights are carried at fair value as permitted by FASB Statement No. 156, Accounting for Servicing of Financial Assets (FASB No. 156). The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. The Corporation is able to compare the valuation model inputs and results to widely available published industry data for reasonableness.
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2008 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	March 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities	$68,870,789	$—	$68,870,789	$—
Mortgage servicing rights	1,148,774	—	1,148,774	—

Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at March 31, 2008 Using
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	March 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$5,373,036			$5,373,036
The following represent impairment charges recognized during the period:
Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $6,346,763, with a valuation allowance of $973,727, resulting in an additional provision for loan losses of $512,074 for the period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Corporation Overview:
The National Bank of Indianapolis Corporation (the “Corporation”) is a one-bank holding company formed in 1993 which owns all of the outstanding stock of The National Bank of Indianapolis (the “Bank”). The Bank, a national banking association, was formed in 1993 and is headquartered in Indianapolis, Indiana. The primary business activity of the Corporation is providing financial services through the Bank’s ten banking offices in Marion, Johnson and Hamilton County, Indiana.
The primary source of en the Corporation’s revenue is net interest income from loans and deposits and fees from financial services provided to customers. Overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace tend to influence business volumes.
The Corporation recorded net income of $546,426 or $0.23 per diluted share for the three month period ending March 31, 2008 compared to $1,768,760 or $0.73 per diluted share for the three month period ending March 31, 2007.
The risks and challenges that management believes will be important for the remainder of 2008 are price competition for loans and deposits by new market entrants as well as established competitors, marketplace credit effects, possible spread compression if the Federal Open Market Committee (FOMC) continues to lower rates, and a continued slowdown in the local economy.
Forward Looking Information
This section contains forward looking statements. Forward looking statements give current expectations or forecasts of future events and are not guarantees of future performance. The forward looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes the expectations reflected in such forward looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, the Corporation’s ability to execute its business plans; changes in general economic and financial market conditions; changes in interest rates; changes in competitive conditions; continuing consolidation in the financial services industry; new litigation or changes in existing litigation; losses, customer bankruptcy, claims and assessments; changes in banking regulations or other regulatory or legislative requirements that impact the Corporation’s business; and changes in accounting policies and procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements is available in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

Critical Accounting Policies
The Corporation’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when assets need to be evaluated for impairment, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. See Note 12 to the Consolidated Financial Statements regarding fair value estimates.
Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses and the valuation of mortgage servicing assets to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.
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
It is the policy of the Corporation to promptly charge off any commercial loan or installment loan, or portion thereof, which is deemed to be uncollectible. This includes, but is not limited to, any loan rated “Loss” by the regulatory authorities. Impaired commercial credits are considered on a case-by-case basis. The amount charged off only includes principal. Any accrued interest is charged against interest income. Loans are typically placed on nonaccrual when they become past due 90 days or it is determined that the obligor will not pay all contractual principal and interest due. Unless there is a significant reason to the contrary, credit cards and overdraft lines of credit are charged off when deemed uncollectible, but generally no later than when a loan is past due 150 days.

An assessment of the adequacy of the allowance is performed on a quarterly basis. Management believes the allowance for loan losses is maintained at a level that is adequate to absorb probable losses inherent in the loan portfolio.
Mortgage Servicing Rights
Mortgage servicing rights are recognized as separate assets when rights are acquired through the sale of mortgage loans. Capitalized mortgage servicing rights are reported in other assets. On January 1, 2007, the Corporation adopted FASB No. 156, an amendment of FASB No. 140. FASB No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value. The Corporation has elected to record mortgage servicing rights at fair value with subsequent changes in fair value reflected in earnings. Fair value is determined by stratifying rights by predominant characteristics, such as loan type, interest rates, maturities, and other terms and using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Estimates of fair value include assumptions about loan prepayment speeds, servicing costs and revenues, interest rates, and other factors which may change over time. The change in fair value is reflected in earnings as a component of mortgage banking income.
Results of Operations
Net Interest Income
This section should be reviewed in conjunction with the daily average earning assets balances and interest bearing liabilities and funding tables found on page 23.
Three months ended March 31, 2008 compared to the three months ended March 31, 2007:
The Corporation’s results of operations depend primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. The Corporation had net interest income of $8,989,059, for the three months ended March 31, 2008 compared to net interest income of $7,971,934 for the three months ended March 31, 2007. This growth in net interest income was primarily the result of earning asset growth. Overall average loans increased $60,000,000 for the three months ended March 31, 2008, as compared to an increase of $42,000,000 for the three months ended March 31, 2007.
Average balances are computed using daily actual balances. The average loan balance includes non-accrual loans and the interest recognized prior to becoming non-accrual is reflected in the interest income for loans. Interest income on loans includes loan fees, net of loan costs, of ($174,784), and $83,400, for the three months ending March 31, 2008 and 2007, respectively.
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

The provision for loan losses was $1,075,000 and $225,000, for the three months ended March 31, 2008 and 2007, respectively. The increase in the provision for loan losses for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 is due to loan growth, increased charge offs, and a higher level of special mention and classified loans as compared to the same period in 2007. These charge offs relate to specific commercial and commercial real estate loans and management does not believe that is indicative of systematic problems within the loan portfolio.
Based on management’s risk assessment and evaluation of the probable losses of the loan portfolio, management believes that the current allowance for loan losses is adequate to provide for probable losses in the loan portfolio.
The following table sets forth activity in the allowance for loan losses:

	Three months ended March 31,
	2008	2007
Beginning of Period	$9,452,715	$8,513,098
Provision for loan losses	1,075,000	225,000

Chargeoffs:
Commercial	430,383	49,529
Commercial Real Estate	555,898	—
Residential Mortgage	49,308	65,017
Consumer	53,806	42,007
Credit Cards	6,566	—

	1,095,961	156,553

Recoveries
Commercial	73,929	5,381
Residential Mortgage	4,314	21,369
Consumer	300	—
Credit Cards	2,500	700

	81,043	27,450

End of Period	$9,512,797	$8,608,995

Allowance as a % of Loans	1.13%	1.15%
Loans are considered to be impaired when it is determined that the obligor will not pay all contractual principal and interest when due. The following table provides information on impaired loans at March 31, 2008, December 31, 2007, and March 31, 2007, respectively.

	March 31,	December 31,	March 31,
	2008	2007	2007
Total number of impaired loans	39	33	39
Total amount of impaired loans	$6,346,763	$5,789,182	$6,475,243
Average balance of impaired loans	$6,132,000	$5,386,000	$6,929,000
Contractual interest due	$136,941	$533,384	$185,491
Actual accrued interest recorded	$19,899	$240,727	$—
Related allowance on impaired loans	$973,727	$1,066,158	$362,994
Impaired loans with related allowance	$2,561,757	$3,358,431	$1,695,152
Impaired loans without an allowance	$3,785,006	$2,430,751	$4,780,091
A loan is considered delinquent when a payment has not been made more than 30 days past its contractual due date. Loans past due over 30 days totaled $8,797,923 or 1.05% of total loans at March 31, 2008, compared to $5,778,263 or 0.78% of total loans at March 31, 2007.
At March 31, 2008 and 2007, there was approximately $31,430 and $865, respectively, of loans greater than 90 days past due and still accruing interest. The total amount of nonaccrual loans as of March 31, 2008, was $6,315,333, compared to $6,474,377 at March 31, 2007.
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
The amount of loans pledged as collateral for FHLB advances as of March 31, 2008 and 2007 was $4,350,000 and $20,300,000, respectively.
Other Operating Income
The following table details the components of other operating income:

	Three months ended
	March 31,
	2008	2007	$ Change	% Change
Wealth management fees	$1,178,909	$925,767	$253,142	27.3%
Rental income	142,974	149,453	(6,479)	-4.3%
Service charges and fees on deposit accounts	532,302	450,238	82,064	18.2%
Mortgage banking income (loss)	(71,479)	62,317	(133,796)	-214.7%
Interchange income	186,794	183,658	(3,192)	-1.7%
Other	443,745	403,213	40,532	10.1%

Total other operating income	$2,413,245	$2,174,646	$232,271	10.6%

Total other operating income for the three months ended March 31, 2008 increased compared to the three months ended March 31, 2007.
Wealth management fees increased for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The net increase in wealth management fees is attributable to an overall fee increase for many of the accounts with assets under management in April 2007.
Rental income decreased for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, which was due to a decline in tenants at the 4930 North Pennsylvania Street location due to the bank occupying more space.
Service charges and fees on deposit accounts increased for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The increase is primarily attributable to an increase in service charges collected for DDA business accounts due to a lower earnings credit rate in 2008 compared to 2007 and an increase in overdraft and NSF fees.
Mortgage banking income decreased for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This is due to a write down of the fair value of the mortgage servicing rights (“MSRs”) of $275,538 for the three months ended March 31, 2008 compared to a write down of $49,391 for the three months ended March 31, 2007. When a mortgage loan is sold and the MSRs are retained, the MSRs are recorded as an asset on the balance sheet. The value of the MSRs is sensitive to changes in interest rates. In a declining interest rate environment, mortgage loan refinancings generally increase, causing actual and expected loan prepayments to increase, which decreases the value of existing MSRs. Conversely, as interest rates rise, mortgage loan refinancings generally decline, causing actual and expected loan prepayments to decrease, which increases the value of the MSRs.
Offsetting this decrease was an increase in the net gain on the sale of mortgage loans. A net gain of $113,510 was recorded for the three months ended March 31, 2008 compared to a net gain of $30,064 for the three months ended March 31, 2007. This is due to lower mortgage rates in the first part of the quarter in 2008 compared with 2007 causing an increase in mortgage loan refinancings. Mortgage originations were in excess of $5,700,000, with $8,218,821 being sold to the secondary market in the first three months of 2008 as compared to mortgage originations in excess of $2,200,000 with sales of $2,394,000 to the secondary market in the first three months of 2007.
Interchange income increased for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The increase is attributable to higher transaction volumes for debit cards and credit cards in 2008 compared to the same period the previous year.
Other income increased for the three months ended March 31, 2008 as compared to three months ended March 31, 2007. The increase is primarily due to an increase in letter of credit fees as well as prepayment penalties collected, and application fees. The increase is offset by a decrease in documentation fees and well as Bank Owned Life Insurance (“BOLI”) income.

Other Operating Expenses
The following table details the components of other operating expense:

	Three months ended March 31,
	2008	2007	$ Change	% Change

Salaries, wages, and employee benefits	$5,024,003	$4,480,498	$543,505	12.1%
Occupancy	526,161	447,472	78,689	17.6%
Furniture and equipment	351,505	306,578	44,927	14.7%
Professional services	434,872	382,259	52,613	13.8%
Data Processing	505,642	441,551	64,091	14.5%
Business development	393,375	343,376	49,999	14.6%
Other	2,511,865	908,989	1,596,548	174.4%

Total other operating expenses	$9,747,423	$7,310,723	$2,430,372	33.2%

Other operating expenses for the three months ended March 31, 2008 increased as compared to the three months ended March 31, 2007.
Salaries, wages and employee benefits increased for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The increase is the result of increased salary expense, group medical benefits, FICA expense, and 401K contributions due to an increase in full-time equivalent employees of 11 from 218 at March 31, 2007 compared to 229 at March 31, 2008. Also, many employees receive their annual merit raises in the first quarter of each year. In addition, employee training expense increased quarter over quarter. Capitalized salary and benefit costs under FASB 91 increased for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, partially offsetting the increase.
Occupancy expense increased for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The increase is due increased real estate taxes due to the purchase of the land and building at our banking center location at 4930 North Pennsylvania Street in January 2007, the purchase of the land at our banking center location at 106th Street and Michigan Road in March 2007, the purchase of land at the Villages of West Clay in June 2007, and the purchase of the land at our banking center location in Cool Creek Village in March 2008. Also, leasehold improvements expense increased due to the opening of a new lockbox processing center/disaster site in January 2008. Snow removal costs were higher for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.
Furniture and equipment expense increased for the three months ended March 31, 2008 as compared to the three months months ended March 31, 2007. The increase is due to an increase in depreciation expense for furniture, fixtures, and equipment and maintenance contracts as a result of the opening of the new banking center location in January 2008 in Cool Creek Village as well as the new lockbox processing center/disaster site in January 2008.
Professional services expense increased for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The increase is due to an increase in courier service and accounting fees offset by a decrease in attorney fees.

Data processing expenses increased for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The increase is due to an increase in bill payment services, credit cards, and assistance with the fiduciary income tax preparation for Wealth Management accounts.
Business development expenses increased for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The increase is due to an increase in advertising, customer entertainment, and grand opening expense for the new banking center location in the Cool Creek Village. The increase is offset by a decrease in customer promotions and premium items as well as public relations.
Other expenses increased for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The increase is partially due to an increase in FDIC insurance. Previously, the Corporation had only paid FICO insurance because it had received a one-time credit from the FDIC in early 2007 and did not have to pay FDIC insurance premiums. The Corporation had only a small amount of the credit available for offset against the first quarter 2008 insurance premium. Also contributing to the increase was a non-recurring charge of $1,382,000 related to certain deposit accounts.
Federal and State Income Tax

	Three months ended
	March 31,
	2008	2007
		As Restated
Net income before federal and state income tax	$579,881	$2,610,857

Federal income tax	11,857	661,747
State income tax	21,598	180,350

Total income tax	$33,455	$842,097

Effective tax rate	5.8%	32.3%

The decrease in the effective tax rate for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 is due to lower pretax income and an increase in tax exempt interest income and Enterprise Zone Tax Credit.

The following table details average balances, interest income/expense average rates/yields for the Bank’s earning assets and interest bearing liabilities for the period ending March 31, 2008, December 31, 2007 and March 31, 2007 (in 000’s):

	Three months ended			Twelve months ended			Three months ended
	March 31, 2008			December 31, 2007			March 31, 2007
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Rate/	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield	Balance	Expense	Yield
Assets:
Federal Funds	$46,531	$379	3.26%	$52,466	$2,492	4.75%	$48,735	$501	4.11%
Reverse Repurchase Agreements	12,319	129	4.19%	8,701	411	4.72%	1,000	12	4.80%
Non Taxable Investment Securities	48,520	468	3.86%	46,252	1,817	3.93%	46,248	454	3.93%
Taxable Investment Securities and Overnight Time	157,782	1,456	3.69%	154,957	6,777	4.37%	139,593	1,467	4.20%
Loans (gross)	827,914	13,257	6.41%	768,271	57,383	7.47%	743,967	13,918	7.48%

Total earning assets	$1,093,066	$15,689	5.74%	$1,030,647	$68,880	6.68%	$979,543	$16,352	6.68%
Non-earning assets	61,652			57,065			54,809

Total assets	$1,154,718			$1,087,712			$1,034,352

Liabilities:
Interest bearing DDA	$113,071	$363	1.28%	$97,908	$1,632	1.67%	$97,210	$409	1.68%
Savings	529,607	3,412	2.58%	481,295	19,589	4.07%	434,286	4,538	4.18%
CD’s under $100,000	70,528	794	4.50%	71,087	3,378	4.75%	69,071	802	4.64%
CD’s over $100,000	99,429	1,139	4.58%	107,030	5,415	5.06%	104,053	1,294	4.97%
Individual Retirement Accounts	19,023	215	4.52%	17,618	833	4.73%	16,449	188	4.57%
Repurchase Agreements	60,648	290	1.91%	54,326	2,078	3.83%	50,843	513	4.04%
FHLB Advances/Other	3,000	42	5.60%	9,318	463	4.97%	14,000	167	4.77%
Subordinated Debt	5,000	76	6.08%	5,000	393	7.86%	5,000	97	7.76%
Long Term Debt	13,918	369	10.60%	13,918	1,482	10.65%	13,918	372	10.69%

Total Interest Bearing Liabilities	$914,224	$6,700	2.93%	$857,500	$35,263	4.11%	$804,830	$8,380	4.16%
Non-Interest Bearing Liabilities	163,595			158,882			162,374
Other Liabilities	7,175			7,141			6,172

Total Liabilities	$1,084,994			$1,023,523			$973,376
Equity	69,724			64,189			60,976

Total Liabilities & Equity	$1,154,718			$1,087,712			$1,034,352

Recap:
Interest Income		$15,689	5.74%		$68,880	6.68%		$16,352	6.68%
Interest Expense		6,700	2.93%		35,263	4.11%		8,380	4.16%

Net Interest Income/Spread		$8,989	2.81%		$33,617	2.57%		$7,972	2.52%

Contribution of Non-Interest Bearing Funds			0.48%			0.69%			0.54%

Net Interest Margin			3.29%			3.26%			3.26%

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
The Corporation has many sources of funds available, including: overnight federal funds sold, investments available for sale, maturity of investments held for sale, deposits, Federal Home Loan Bank (“FHLB”) advances, and issuance of debt. Security repurchase agreements are the most significant funding sources and the purchase of investment securities are the most significant use of funds during the three months ended March 31, 2008. During the three months ended March 31, 2007, deposits were the most significant funding source and loans are the most significant use of funds.
The Corporation maintained a revolving credit agreement with Harris Trust and Savings Bank in the amount of $5,000,000 that would have matured September 30, 2007. On June 29, 2007, the Corporation entered into a $5,000,000 loan agreement with U.S. Bank, which will mature June 27, 2008, to replace the revolving credit agreement with Harris Trust and Savings Bank. The loan agreement is used to provide additional liquidity support to the Bank, if needed. There were no borrowings under either agreement at March 31, 2008 or 2007.
Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as available for sale, and maturing loans. Federal funds sold represented the Corporation’s primary source of immediate liquidity and were maintained at a level adequate to meet immediate needs. Federal funds sold averaged approximately $47,000,000 for the three months ended March 31, 2008, and $49,000,000 for the three months ended March 31, 2007. Reverse repurchase agreements may serve as a source of liquidity, but are primarily used as collateral for customer balances in overnight repurchase agreements. Maturities in the Corporation’s loan and investment portfolios are monitored regularly to manage the maturity dates of deposits to coincide with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.
The Corporation’s management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation’s liquidity position.
The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At March 31, 2008, the Corporation’s rate sensitive liabilities exceeded rate sensitive assets due within one year by $177,587,000.
As part of managing liquidity, the Corporation monitors its loan to deposit ratio on a daily basis. At March 31, 2008, the ratio was 84.9 percent.

The Corporation experienced an decrease in cash and cash equivalents, another primary source of liquidity, of $50,665,815 during the three months ended March 31, 2008 primarily due to the purchase of investment securities and a decrease in deposits. Reverse repurchase agreements, which is included in cash and cash equivalents used net cash of $80,000,000. Proceeds from the maturities of investment securities provided cash of $3,985,458. Lending activities used $12,202,424 and the purchase of bank premises and equipment used $3,047,470.
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
The Corporation maintained a revolving credit agreement with Harris Trust and Savings Bank in the amount of $5,000,000 that would have matured September 30, 2007. On June 29, 2007, the Corporation entered into a $5,000,000 loan agreement with U.S. Bank, which will mature June 27, 2008, to replace the revolving credit with Harris Trust and Savings Bank. The loan agreement is used to provide additional liquidity support to the Bank, if needed. There were no borrowings under either agreement at March 31, 2008 or 2007, respectively.
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
The Bank entered into $5,000,000 subordinated term loan agreement with Harris Trust and Savings Bank dated June 6, 2003. The first advance was made in the amount of $2,000,000 on June 6, 2003. The second advance was made in the amount of $3,000,000 on May 3, 2004. The final maturity date of the loan was June 6, 2012. The outstanding principal balance was due at maturity; prepayment of the principal balance was permitted prior to maturity with prior consent from the Federal Reserve. On June 29, 2007, the Bank entered into a Subordinated Debenture Purchase Agreement with US Bank in the amount of $5,000,000, which will mature on June 28, 2017. The proceeds from the Subordinated Debenture Purchase Agreement with US Bank were used to pay in full the Subordinated Debenture Term Agreement with Harris Trust and Savings Bank in the amount of $5,000,000. Under the terms of the agreement, the Bank pays 3-month LIBOR plus 1.2% which equates to 3.95% at March 31, 2008. Interest payments are due at the expiration of the fixed term option.

The Bank has incurred indebtedness pursuant to FHLB advances as follows:
March 31,

2008			2007
Amount	Rate	Maturity	Amount	Rate	Maturity
$3,000,000	5.55%	10/2/2008	$8,000,000	4.19%	7/24/2007
			3,000,000	5.57%	8/13/2007
			3,000,000	5.55%	10/2/2008

$3,000,000			$24,000,000

The Bank may add indebtedness of this nature in the future if determined to be in the best interest of the Bank.
Capital for the Bank is at or above the well-capitalized regulatory requirements at March 31, 2008. Pertinent capital ratios for the Bank as of March 31, 2008 are as follows:

		Well	Adequately
	Actual	Capitalized	Capitalized
Tier 1 risk-based capital ratio	8.9%	6.0%	4.0%
Total risk-based capital ratio	10.5%	10.0%	8.0%
Leverage ratio	7.0%	5.0%	4.0%
Dividends from the Bank to the Corporation may not exceed the net undivided profits of the Bank (included in consolidated retained earnings) for the current calendar year and the two previous calendar years without prior approval from the Office of the Comptroller of the Currency. In addition, Federal banking laws limit the amount of loans the Bank may make to the Corporation, subject to certain collateral requirements. The Bank declared and made a $325,000 dividend to the Corporation during the three months ended March 31, 2008 and 2007. No loans from the Bank to the Corporation were made during the three months ended March 31, 2008 or 2007.
In 2003, the Board of Directors of the Corporation authorized and announced a repurchase program entitled “Program One” and “Program Two”. Program One covers employees and directors and was initially set to expire December 2005. During the fourth quarter of 2005, the Board of Directors authorized the extension of Program One until December 31, 2008 unless terminated earlier by the Board of Directors. The Board of Directors also authorized an additional $1,900,000 to be allocated to Program One. Under Program One, the Corporation may spend up to $7,400,000 in individually negotiated transactions to repurchase its shares from employees and directors who wish to sell their stock, of which $354,546 is still available. Program Two covers all other shareholders and was set to expire December 2005 unless terminated earlier by the Board of Directors. During the fourth quarter of 2005, the Board of Directors authorized the extension of Program Two until December 31, 2008 unless terminated earlier by the Board of Directors. The Board of Directors also authorized an additional $2,600,000 to be allocated to Program Two. Under Program Two, the Corporation may spend up to $10,200,000 in individually negotiated transactions to repurchase its shares from shareholders who wish to sell, of which $1,943,959 is available. The remaining amount under Program One has been increased by $176,459 from previously reported amounts and the remaining amount under Program Two has been decreased by $176,459 from previously reported amounts. This is due to repurchases that were inadvertently misclassified as Program One repurchases instead of Program Two repurchases.

Recent Accounting Pronouncements and Developments
Note 11 to the Consolidated Financial Statements under Item 1 discusses new accounting policies adopted by the Corporation during 2008 and the expected impact of the adoption of these accounting policies.
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
At March 31, 2008, the interest rate risk position of the Corporation was liability sensitive. Maintaining a liability sensitive interest rate risk position means that net income should decrease as rates rise and increase as rates fall. Due to the mix and timing of the repricing of the Corporation’s assets and liabilities, interest income is well within the Board approved risk policy whether rates increase or decrease in a 200 basis point interest rate shock.
See further discussion liquidity and interest rate sensitivity on pages 24 — 25 of this report.
There have been no material changes in the quantitative analysis used by the Corporation since filing the 2007 Form 10-K; for further discussion of the quantitative analysis used by the Corporation refer to page 49 of the 2007 SEC Form 10-K filed on March 14, 2008.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. The Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2008, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of March 31, 2008 were effective in ensuring information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.
Changes in Internal Control Over Financial Reporting. There have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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

Part II — Other Information.
Item 1. Legal Proceedings
Neither the Corporation nor its subsidiaries are involved in any pending material legal proceedings at this time, other than routine litigation incidental to their business.
Item 1A. Risk Factors
There have been no material changes in our risk factors from that disclosed in our 2007 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	On February 11, 2008, the Corporation sold a total of 800 shares of common stock for proceeds of $16,000 to one officer of the Corporation pursuant to the exercise of stock options by the officer.

On March 18, 2008, the Corporation sold a total of 2,000 shares of common stock for proceeds of $30,000 to one director of the Corporation pursuant to the exercise of stock options by the director.

All of these shares were sold in private placements pursuant to Section 4(2) and 3(a)(11) of the Securities Act of 1933.

(b)	Not applicable.

(c)
In 2003, the Board of Directors of the Corporation authorized and announced a repurchase program entitled “Program One” and “Program Two”. Program One covers employees and directors and was initially set to expire December 2005. During the fourth quarter of 2005, the Board of Directors authorized the extension of Program One until December 31, 2008 unless terminated earlier by the Board of Directors. The Board of Directors also authorized an additional $1,900,000 to be allocated to Program One. Under Program One, the Corporation may spend up to $7,400,000 in individually negotiated transactions to repurchase its shares from employees and directors who wish to sell their stock, of which $354,546 is still available. Program Two covers all other shareholders and was set to expire December 2005 unless terminated earlier by the Board of Directors. During the fourth quarter of 2005, the Board of Directors authorized the extension of Program Two until December 31, 2008 unless terminated earlier by the Board of Directors. The Board of Directors also authorized an additional $2,600,000 to be allocated to Program Two. Under Program Two, the Corporation may spend up to $10,200,000 in individually negotiated transactions to repurchase its shares from shareholders who wish to sell, of which $1,943,959 is still available. The remaining amount under Program One has been increased by $176,459 and the remaining amount under Program Two has been decreased by $176,459. This is due to repurchases that were inadvertently misclassified as Program One repurchases instead of Program Two repurchases.

The following table sets forth the issuer repurchases of equity securities that are registered by the Corporation pursuant to Section 12 of the 1934 Act during the first quarter of 2008:
Issuer Purchases of Equity Securities.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
	Total Number of		Shares Purchased	Shares that May
	Shares Purchased		as Part of Publicly	Yet Be Purchased
	during 1st quarter	Average Price	Announced Plans	Under the Plans or
Period	2008	Paid per Share	or Programs**	Programs
01/01/08 – 01/31/08	7,243	$53.79	7,243	$2,382,097

02/01/08 – 02/29/08	1,550	$53.93	1,550	$2,298,505

03/01/08 – 03/31/08	—	$—	—	$2,298,505

Total	8,793	*	8,793

*	The weighted average price per share for the period January 2008 through March 2008 was $53.81

**	All shares repurchased by the Corporation during 2008 were completed pursuant to Program One and Program Two.
Item 3. Defaults Upon Senior Securities — Not applicable
Item 4. Submission of Matters to a Vote of Security Holders — Not applicable.
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

10.07
Schedule of Named Executive Officers Compensation Arrangements, filed as Exhibit 10.07 to the Corporation’s Form 8-K dated July 6, 2007, as updated by the Corporation’s Form 8-K’s filled January 10, 2008 and April 15, 2008, all of which are incorporated by reference

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

Date: May 8, 2008 THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
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

10.07
Schedule of Named Executive Officers Compensation Arrangements, filed as Exhibit 10.07 to the Corporation’s Form
8-K dated July 6, 2007, as updated by the Corporation’s Form 8-K’s filled January 10, 2008 and April 15, 2008, all of which are incorporated by reference

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