Form 10-Q
period 2008-06-30
NATIONAL BANK OF INDIANAPOLIS CORP
filed 2008-08-07
CIK 912382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at August 7, 2008

[Common Stock, no par value per share]	2,307,950 shares

The National Bank of Indianapolis Corporation
Report on Form 10-Q
for Quarter Ended
June 30, 2008

Part I — Financial Information
Item 1. Financial Statements
The National Bank of Indianapolis Corporation
Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents
Cash and due from banks	$34,502,396	$41,966,169
Reverse repurchase agreements	1,000,000	81,000,000
Federal funds sold	28,337,693	39,356,700

Total cash and cash equivalents	63,840,089	162,322,869

Investment securities
Available-for-sale securities	58,007,110	62,267,910
Held-to-maturity securities (Fair value of $90,925,450 and $72,034,922)	91,726,429	71,755,912

Total investment securities	149,733,539	134,023,822

Loans	850,370,101	830,328,325
Less: Allowance for loan losses	(10,581,728)	(9,452,715)

Net loans	839,788,373	820,875,610
Premises and equipment	21,674,345	17,416,132
Accrued interest	5,033,148	5,465,584
Federal Reserve and FHLB stock	3,149,900	3,149,900
Other assets	21,895,337	19,855,140

Total assets	$1,105,114,731	$1,163,109,057

Liabilities and shareholders’ equity
Deposits:
Noninterest-bearing demand deposits	$178,491,891	$180,590,295
Money market and savings deposits	590,193,618	629,341,940
Time deposits over $100,000	99,079,782	109,901,689
Other time deposits	77,981,469	84,928,105

Total deposits	945,746,760	1,004,762,029
Security repurchase agreements	59,228,009	58,475,789
FHLB advances	3,000,000	3,000,000
Subordinated debt	5,000,000	5,000,000
Junior subordinated debentures owed to unconsolidated subsidiary trust	13,918,000	13,918,000
Other liabilities	7,986,531	9,015,233

Total liabilities	1,034,879,300	1,094,171,051

Shareholders’ equity:
Common stock, no par value:
Authorized shares 2008 and 2007 - 3,000,000 shares; issued 2,745,769 in 2008 and 2,741,438 in 2007; outstanding 2,309,913 in 2008 and 2,326,335 in 2007	15,935,653	17,126,383
Additional paid in capital	7,857,604	7,180,886
Retained earnings	45,926,823	44,170,868
Accumulated other comprehensive income	515,351	459,869

Total shareholders’ equity	70,235,431	68,938,006

Total liabilities and shareholders’ equity	$1,105,114,731	$1,163,109,057

Note:
The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation
Consolidated Statements of Income
(Unaudited)

	Three months ended
	June 30,
	2008	2007
		Restated

Interest income:
Interest and fees on loans	$12,083,349	$14,460,656
Interest on investment securities taxable	1,162,051	1,901,957
Interest on investment securities nontaxable	527,126	454,216
Interest on federal funds sold	127,676	598,049
Interest on reverse repurchase agreements	13,044	12,639

Total interest income	13,913,246	17,427,517

Interest expense:
Interest on deposits	4,205,216	7,957,648
Interest on security repurchase agreements	104,537	509,509
Interest on FHLB advances and overnight borrowings	65,169	169,058
Interest on long term debt	418,759	501,486

Total interest expense	4,793,681	9,137,701

Net interest income	9,119,565	8,289,816

Provision for loan losses	2,100,000	225,000

Net interest income after provision for loan losses	7,019,565	8,064,816

Other operating income:
Wealth management fees	1,434,900	1,201,004
Rental income	148,725	150,524
Service charges and fees on deposit accounts	609,860	462,904
Mortgage banking income	23,132	147,004
Interchange income	218,667	216,564
Other	612,581	443,210

Total other operating income	3,047,865	2,621,210

Other operating expenses:
Salaries, wages and employee benefits	4,846,468	4,437,789
Occupancy	515,533	424,104
Furniture and equipment	354,635	303,591
Professional services	539,216	447,155
Data processing	524,433	441,609
Business development	351,675	339,604
Other	1,221,367	1,007,649

Total other operating expenses	8,353,327	7,401,501

Net income before tax	1,714,103	3,284,525
Federal and state income tax	504,574	1,070,309

Net income after tax	$1,209,529	$2,214,216

Basic earnings per share	$0.52	$0.95

Diluted earnings per share	$0.50	$0.92

See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation
Consolidated Statements of Income
(Unaudited)

	Six months ended
	June 30,
	2008	2007
		Restated

Interest income:
Interest and fees on loans	$25,339,683	$28,378,752
Interest on investment securities taxable	2,617,642	3,368,770
Interest on investment securities nontaxable	995,436	908,226
Interest on federal funds sold	506,596	1,098,967
Interest on reverse repurchase agreements	142,625	25,139

Total interest income	29,601,982	33,779,854

Interest expense:
Interest on deposits	10,127,412	15,188,430
Interest on repurchase agreements	394,617	1,022,890
Interest on FHLB advances and overnight borrowings	107,257	336,258
Interest on long term debt	864,072	970,526

Total interest expense	11,493,358	17,518,104

Net interest income	18,108,624	16,261,750

Provision for loan losses	3,175,000	450,000

Net interest income after provision for loan losses	14,933,624	15,811,750

Other operating income:
Wealth management fees	2,613,809	2,126,771
Rental income	291,699	299,977
Service charges and fees on deposit accounts	1,142,162	913,142
Mortgage banking income (loss)	(48,347)	209,321
Interchange income	405,461	400,222
Other	1,056,326	846,423

Total other operating income	5,461,110	4,795,856

Other operating expenses:
Salaries, wages and employee benefits	9,870,471	8,918,287
Occupancy	1,041,694	871,576
Furniture and equipment	706,140	610,169
Professional services	974,088	829,414
Data processing	1,030,075	883,160
Business development	745,050	682,980
Other	3,733,232	1,916,638

Total other operating expenses	18,100,750	14,712,224

Net income before tax	2,293,984	5,895,382
Federal and state income tax	538,029	1,912,406

Net income after tax	$1,755,955	$3,982,976

Basic earnings per share	$0.76	$1.72

Diluted earnings per share	$0.73	$1.65

See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	June 30,
	2008	2007
Operating Activities
Net Income	$1,755,955	$3,982,976
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	3,175,000	450,000
Proceeds from sale of loans	12,174,282	5,531,919
Origination of loans held for sale	(10,056,975)	(5,346,919)
Depreciation and amortization	769,180	706,828
Market adjustment on mortgage servicing rights	406,527	20,509
Gain on sale of loans	(179,307)	(64,279)
Gain on disposal of premises and equipment	—	(1,260)
Net decrease (increase) in deferred income taxes	(739,214)	124,921
Excess tax benefit from deferred stock compensation	(127,564)	(505,756)
Net accretion of discounts and amortization of premiums on investments	152,947	104,626
Compensation expense related to restricted stock and options	590,454	404,274
(Increase) decrease in:
Accrued interest receivable	432,436	(421,881)
Other assets	(1,743,901)	(190,311)
Decrease in:
Other liabilities	(901,138)	(557,093)

Net cash provided by operating activities	5,708,682	4,238,554

Investing Activities
Proceeds from maturities of investment securities held to maturity	8,307,465	7,417,607
Proceeds from maturities of investment securities available for sale	21,002,881	21,007,160
Purchases of investment securities held to maturity	(28,391,602)	—
Purchases of investment securities available for sale	(16,689,535)	(15,996,172)
Net increase in loans	(24,025,763)	(33,819,631)
Purchases of bank premises and equipment	(5,027,393)	(4,906,440)

Net cash used by investing activities	(44,823,947)	(26,297,476)

Financing Activities
Net increase (decrease) in deposits	(59,015,269)	38,907,159
Net increase (decrease) in security repurchase agreements	752,220	(5,815,616)
Proceeds from issuance of long-term debt	—	5,000,000
Repayment of long-term debt	—	(5,000,000)
Income tax benefit from deferred stock compensation (FASB 123(R))	127,564	505,756
Proceeds from issuance of stock	316,766	693,754
Repurchase of stock	(1,548,796)	(1,349,173)

Net cash provided (used) by financing activities	(59,367,515)	32,941,880

Increase (decrease) in cash and cash equivalents	(98,482,780)	10,882,958

Cash and cash equivalents at beginning of year	162,322,869	111,876,211

Cash and cash equivalents at end of period	$63,840,089	$122,759,169

Interest paid	$11,861,586	$17,112,053

Income taxes paid	$1,024,069	$1,359,811

See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation
Consolidated Statement of Shareholders’ Equity
(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid In	Retained	Comprehensive
	Stock	Capital	Earnings	Income	TOTAL
Balance at December 31, 2006, as restated	$17,801,380	$6,236,115	$36,280,319	$(532,983)	$59,784,831

Comprehensive income:
Net income	—	—	3,982,976	—	3,982,976
Other comprehensive income
Net unrealized gain on investments, net of tax of $73,882	—	—	—	112,642	112,642
Net unrealized gain on swap net of tax $63,691	—	—	—	97,104	97,104

Total comprehensive income	—	—	—	—	4,192,722

Income tax benefit from stock- based compensation	—	505,756	—	—	505,756
Issuance of stock 56,965 shares of common stock under stock-based compensation plans	1,501,134	(807,380)			693,754
Repurchase of stock 27,348 shares of common stock	(1,349,173)	—	—	—	(1,349,173)
Stock- based compensation earned	—	404,274	—	—	404,274

Balance at June 30, 2007, as restated	$17,953,341	$6,338,765	$40,263,295	$(323,237)	$64,232,164

Balance at December 31, 2007	$17,126,383	$7,180,886	$44,170,868	$459,869	$68,938,006

Comprehensive income:
Net income	—	—	1,755,955	—	1,755,955
Other comprehensive income
Net unrealized gain on investments, net of tax of $36,391	—	—	—	55,482	55,482

Total comprehensive income					1,811,437

Income tax benefit from stock — based compensation	—	127,564	—	—	127,564
Issuance of 13,331 shares of common stock under stock-based compensation plans	358,066	(41,300)	—	—	316,766
Repurchase of 29,753 shares of common stock	(1,548,796)	—	—	—	(1,548,796)
Stock- based compensation earned	—	590,454	—	—	590,454

Balance at June 30, 2008	$15,935,653	$7,857,604	$45,926,823	$515,351	$70,235,431

See notes to consolidated financial statements.

The National Bank of Indianapolis
Corporation
Notes to Consolidated Financial Statements
June 30, 2008
Note 1: Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of The National Bank of Indianapolis Corporation (“Corporation”) and its wholly-owned subsidiary, The National Bank of Indianapolis (“Bank”). All intercompany transactions between the Corporation and its subsidiary have been properly eliminated. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s Form 10-K for the year ended December 31, 2007.
Note 2: Restatement
As previously reported in the Corporation’s Form 10-K as of December 31, 2007, the Corporation restated its consolidated financial statements during the fourth quarter of 2007 to reflect the effect of accounting for Statement of Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.
The following table shows a comparison between numbers previously reported and the restated numbers:
Statement of Income:

	Three months ended		Six months ended
	June 30, 2007		June 30, 2007
	As Reported	As Restated	As Reported	As Restated

Interest income	$17,480,291	$17,427,517	$33,844,531	$33,779,854
Interest expense	9,137,701	9,137,701	17,518,104	17,518,104

Net interest income	8,342,590	8,289,816	16,326,427	16,261,750

Provision for loan losses	225,000	225,000	450,000	450,000
Other operating income	2,628,106	2,621,210	4,809,080	4,795,856
Other operating expense	7,689,239	7,401,501	15,175,873	14,712,224

Net income before tax	3,056,457	3,284,525	5,509,634	5,895,382
Federal and state income tax	980,624	1,070,309	1,761,132	1,912,406

Net income after tax	$2,075,833	$2,214,216	$3,748,502	$3,982,976

Basic earnings per share	$0.89	$0.95	$1.61	$1.72
Diluted earnings per share	$0.86	$0.92	$1.55	$1.65

Statement of Shareholders’ Equity:

	June 30, 2007
	As Reported	As Restated

Retained Earnings	$40,028,821	$40,263,295
Note 3: Investment Securities
The securities available for sale and held to maturity are summarized as follows:

	Available-for-Sale Securities
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
June 30, 2008
U.S. Treasury securities	$2,006,527	$12,333	$—	$2,018,860
U.S. Government agencies	55,147,211	913,200	72,161	55,988,250

	$57,153,738	$925,533	$72,161	$58,007,110

December 31, 2007
U.S. Treasury securities	$1,503,530	$10,100	$—	$1,513,630
U.S. Government agencies	60,000,000	889,799	138,400	60,751,399
Collateralized mortgage obligations	2,881	—	—	2,881

	$61,506,411	$899,899	$138,400	$62,267,910

	Held-to-Maturity Securities
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
June 30, 2008
Municipals	$57,448,769	$218,052	$808,648	$56,858,173
Collateralized mortgage obligations	14,210,861	—	14,903	14,195,958
Mortgage Backed Securities	19,866,799	—	195,095	19,671,704
Other securities	200,000	—	385	199,615

	$91,726,429	$218,052	$1,019,031	$90,925,450

December 31, 2007
Municipals	$46,256,605	$553,799	$11,623	$46,798,781
Collateralized mortgage obligations	25,299,307	—	262,570	25,036,737
Other securities	200,000	—	596	199,404

	$71,755,912	$553,799	$274,789	$72,034,922

The Corporation held 94 investment securities as of June 30, 2008, of which the amortized cost was greater than market value.

All investments classified as available-for-sale is attributable to changes in interest rates and individually were 0.61% or less of its respective amortized costs. The unrealized losses relate primarily to two separate securities issued by the Federal National Mortgage Association (“FNMA”). Given the investment is backed by the U.S. Government and its agencies, there is no credit risk.
The unrealized losses for investments classified as held-to-maturity are attributable to changes in interest rates and individually were 5.39% or less of their respective amortized costs. The unrealized losses relate primarily to securities issued by various municipalities. The majority of these investment securities were purchased during 2005 and the first quarter of 2006 when rates were lower. The largest unrealized loss relates to one municipal that was purchased in January 2006. The credit risk of the individual municipalities is assessed annually. All municipals held by the Corporation were rated B or better (either as a result of insurance or the underlying rating on the bond) as of June 30, 2008.
There are also unrealized losses related to the CMOs and Mortgage Backed Securities. These securities were purchased in 2004 and the first quarter of 2008, when rates were lower than at June 30, 2008. All of the CMOs and Mortgage Backed Securities are backed by the Federal Home Loan Mortgage Corporation (“FHLMC”). Given these investments are backed by the U.S. Government and its agencies, there is no credit risk.
Management does not believe any individual unrealized loss as of June 30, 2008, represents an other than temporary impairment. The Corporation has both the intent and ability to hold these securities for a time necessary to recover the amortized cost.
Investment securities with a carrying value of approximately $61,000,000 at June 30, 2008, and $59,000,000 at December 31, 2007, were pledged as collateral for bankruptcy accounts to the U.S. Department of Justice, Treasury Tax and Loan, Wealth Management Accounts, and securities sold under agreements to repurchase.
Note 4: Loans
Loans consist of the following:

	June 30, 2008	December 31, 2007

Residential loans secured by real estate	$358,867,117	$325,596,434
Commercial loans secured by real estate	177,183,523	175,027,267
Other commercial and industrial loans	278,273,301	279,109,370
Consumer loans	36,046,160	50,595,254

Total loans	850,370,101	830,328,325
Less allowance for loan losses	(10,581,728)	(9,452,715)

Total loans, net	$839,788,373	$820,875,610

The Corporation periodically sells residential mortgage loans it originates based on the overall loan demand of the Corporation and outstanding balances of the residential mortgage portfolio. As of June 30, 2008, and December 31, 2007, loans held for sale totaled $135,000 and $2,073,000, respectively, and are included in the totals above.

Activity in the allowance for loan losses was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Beginning balance	$9,512,797	$8,608,995	$9,452,715	$8,513,098
Loans (charged off) recoveries-net	(1,031,069)	58,901	(2,045,987)	(70,202)
Provision for loan losses	2,100,000	225,000	3,175,000	450,000

Ending balance	$10,581,728	$8,892,896	$10,581,728	$8,892,896

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
Under the terms of the Subordinated Debenture Purchase Agreement, the Bank pays 3-month LIBOR plus 1.2% which equates to 4.013% at June 30, 2008. Interest payments are due at the expiration of the fixed term option.
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

In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46(R) (As Amended), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, (FIN 46(R)), the Corporation does not consolidate the Trust in its financial statements. The junior subordinated debt obligation issued to the Trust of $13,918,000 for June 30, 2008, and December 31, 2007, respectively, is reflected in the Corporation’s consolidated balance sheets. The junior subordinated debentures owed to the Trust and held by the Corporation qualify as Tier 1 capital for the Corporation under Federal Reserve Board guidelines.
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
During the second quarter of 2008, one director and three officers of the Corporation exercised options to purchase 5,800 common share in aggregate. The weighted average exercise price was $17.97 and the weighted average fair market value of the stock was $51.30.
Due to the exercise of these options and the vesting of restricted stock for the six months ended June 30, 2008, the Corporation will receive a deduction for tax purposes for the difference between the fair value of the stock at the date of grant and the date of exercise. In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share Based Payment” (FASB No. 123(R)), the Corporation has recorded the income tax benefit of $127,564 as additional paid in capital for the six months ended June 30, 2008.

Note 8: Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
		As Restated		As Restated

Basic average shares outstanding	2,318,545	2,321,556	2,320,829	2,320,024

Net income	$1,209,529	$2,214,216	$1,755,955	$3,982,976

Basic net income per common share	$0.52	$0.95	$0.76	$1.72

Diluted
Average shares outstanding	2,318,545	2,321,556	2,320,829	2,320,024
Nonvested restricted stock	13,631	22,877	12,593	23,762
Common stock equivalents
Net effect of the assumed exercise of stock options	66,740	70,352	68,541	70,657

Diluted average shares	2,398,916	2,414,785	2,401,963	2,414,443

Net income	$1,209,529	$2,214,216	$1,755,955	$3,982,976

Diluted net income per common share	$0.50	$0.92	$0.73	$1.65

Note 9: Comprehensive Income
The following is a summary of activity in accumulated other comprehensive income:

	Three months Ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Accumulated unrealized gain (loss) on securities available for sale at beginning of period, net of tax	$1,022,416	$(239,265)	$459,869	$(435,879)
Net unrealized gains (losses) for period	(839,650)	(139,050)	91,873	186,524
Tax benefit (expense)	332,585	55,078	(36,391)	(73,882)

Ending other comprehensive loss at end of period, net of tax	$515,351	$(323,237)	$515,351	$(323,237)

Accumulated unrealized loss on swap at beginning of period, net of tax	$—	$(15,353)	$—	$(97,104)
Net unrealized gain for period	—	25,423	—	160,795
Tax expense	—	(10,070)	—	(63,691)

Ending other comprehensive income at end of period, net of tax	$—	$—	$—	$—

Accumulated other comprehensive loss at beginning of period, net of tax	$1,022,416	$(254,618)	$459,869	$(532,983)
Other comprehensive income (loss), net of tax	(507,065)	(68,619)	55,482	209,746

Ending accumulated other comprehensive loss at end of period, net of tax	$515,351	$(323,237)	$515,351	$(323,237)

Note 10: Commitments and Contingencies
Off-balance sheet financial instruments representing commitments to extend credit are as follows:

	June 30, 2008	December 31, 2007

Commercial credit lines	$213,765,018	$225,519,668
Revolving home equity and credit card lines	97,581,120	93,315,941
Standby letters of credit	23,403,006	17,039,672
Other loans	2,440,890	2,394,328

	$337,190,034	$338,269,609

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
Note 11: Adoption of New Accounting Standards
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (FASB No. 157). FASB No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FASB No. 157 establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FAP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (ay least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of FASB No. 157 did not have a significant impact on the Corporation’s consolidated financial statements.

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
Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.
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

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2008 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities	$58,007,110	$—	$58,007,110	$—
Mortgage servicing rights	1,075,076	—	1,075,076	—
Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at June 30, 2008 Using
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$1,968,471			$1,968,471
The following represent impairment charges recognized during the period:
Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $3,632,364, with a valuation allowance of $1,663,893, resulting in an additional provision for loan losses of $1,474,699 for the period.
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
The Corporation recorded net income of $1,209,529 or $0.50 per diluted share for the three month period ending June 30, 2008, compared to $2,214,216 or $0.92 per diluted share for the three month period ending June 30, 2007. Net income is down period over period due to the increase in provision for loan losses.

The Corporation recorded net income of $1,755,955 or $0.73 per diluted share for the six month period ending June 30, 2008, compared to $3,982,976 or $1.65 per diluted share for the six month period ending June 30, 2007. Net income is down period over period due to the non-recurring charge in the first quarter of 2008 related to certain deposit accounts and the increase in the provision for loan losses.
The risks and challenges that management believes will be important for the remainder of 2008 are price competition for loans and deposits by new market entrants as well as established competitors, marketplace credit effects, additional spread compression if the Federal Open Market Committee (FOMC) continues to lower rates, and a continued slowdown in the local economy.
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
Results of Operations
Net Interest Income
The Corporation’s results of operations depend primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. The Corporation had net interest income of $18,108,624 for the six months ended June 30, 2008, compared to net interest income of $16,261,750 for the six months ended June 30, 2007. This increase in net interest income was primarily the result of earning asset growth and an improvement in the net interest income spread. Overall average loans increased $67,000,000 for the six months ended June 30, 2008, as compared to an increase of $70,000,000 for the six months ended June 2007.

The following table details average balances, interest income/expense average rates/yields for the Bank’s earning assets and interest bearing liabilities at the dates indicated (in 000’s):

	Six months ended June 30,
	2008			2007
		Interest	Average		Interest	Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Assets:
Federal Funds	$35,625	$506	2.84%	$48,011	$1,099	4.58%
Reverse Repurchase Agreements	7,429	143	3.84%	1,000	25	5.00%
Non Taxable Investment Securities	52,989	995	3.76%	46,249	908	3.93%
Taxable Investment Securities and Overnight Time	139,417	2,618	3.76%	153,648	3,369	4.39%
Loans (gross)	835,374	25,340	6.07%	754,638	28,379	7.52%

Total earning assets	$1,070,834	$29,602	5.53%	$1,003,546	$33,780	6.73%
Non-earning assets	61,757			54,980

Total assets	$1,132,591			$1,058,526

Liabilities:
Interest bearing DDA	$114,665	$659	1.15%	$97,099	$820	1.69%
Savings	510,636	5,563	2.18%	458,323	9,673	4.22%
CD’s under $100,000	68,616	1,455	4.24%	70,305	1,654	4.71%
CD’s over $100,000	95,814	2,050	4.28%	105,531	2,655	5.03%
Individual Retirement Accounts	18,966	400	4.22%	16,624	386	4.64%
Repurchase Agreements	59,137	395	1.33%	50,368	1,023	4.06%
FHLB Advances/Other	3,346	107	6.40%	14,000	336	4.80%
Subordinated Debt	5,000	126	5.04%	5,000	227	9.08%
Long Term Debt	13,918	738	10.60%	13,918	744	10.69%

Total Interest Bearing Liabilities	$890,098	$11,493	2.58%	$831,168	$17,518	4.22%
Non-Interest Bearing Liabilities	164,938			158,998
Other Liabilities	7,450			6,330

Total Liabilities	$1,062,486			$996,496
Equity	70,105			62,030

Total Liabilities & Equity	$1,132,591			$1,058,526

Recap:
Interest Income		$29,602	5.53%		$33,780	6.73%
Interest Expense		11,493	2.58%		17,518	4.22%

Net Interest Income/Spread		$18,109	2.95%		$16,262	2.51%

Contribution of Non-Interest Bearing Funds			0.43%			0.73%

Net Interest Margin			3.38%			3.24%

NOTE:
Average balances are computed using daily actual balances. The average loan balance includes non-accrual loans and the interest recognized prior to becoming non-accrual is reflected in the interest income for loans. Interest income on loans includes loan fees net of loan costs, of $(322,199) and $203,156, for the six months ending June 30, 2008, and 2007, respectively.

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
The provision for loan losses was $2,100,000 and $225,000, for the three months ended June 30, 2008, and 2007, respectively. The provision for loan losses was $3,175,000 for the six months ended June 30, 2008, compared to a $450,000 provision for loan losses for the six months ended June 30, 2007. The increase in the provision for loan losses for the three and six months ended June 30, 2008, compared to the three and six months ended June 30, 2007, is due to loan growth, increased charge offs, and a higher level of special mention and classified loans as compared to the same period in 2007. These charge offs relate to specific commercial, commercial real estate, and residential mortgage loans. Management does not believe that these charge offs are indicative of systematic problems within the loan portfolio.
Based on management’s risk assessment and evaluation of the probable losses of the loan portfolio, management believes that the current allowance for loan losses is adequate to provide for probable losses in the loan portfolio.
The following table sets forth activity in the allowance for loan losses:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Beginning of Period	$9,512,797	$8,608,995	$9,452,715	$8,513,098
Provision for loan losses	2,100,000	225,000	3,175,000	450,000

Chargeoffs:
Commercial	489,949	168,869	920,333	218,398
Residential Mortgage	635,899	39,367	685,207	104,384
Consumer	64	1,035	53,870	43,043
Credit Cards	28,021	487	34,587	487
Construction	—	—	555,898	—

	1,153,933	209,758	2,249,895	366,312

Recoveries
Commercial	99,720	238,073	173,650	243,454
Residential Mortgage	20,928	28,861	25,242	50,231
Consumer	—	545	300	545
Credit Cards	2,216	1,180	4,716	1,880

	122,864	268,659	203,908	296,110

End of Period	$10,581,728	$8,892,896	$10,581,728	$8,892,896

Allowance as a % of Loans	1.24%	1.14%	1.24%	1.14%

Loans are considered to be impaired when it is determined that the obligor will not pay all contractual principal and interest when due. The following table provides information on impaired loans:

	June 30,	December 31,	June 30,
	2008	2007	2007
Total number of impaired loans	57	33	34
Ending balance of impaired loans	$8,365,976	$5,789,182	$4,431,242
Average balance of impaired loans	$7,406,000	$5,386,000	$5,763,000
Contractual interest due	$323,670	$533,384	$250,595
Actual accrued interest recorded	$147,272	$240,727	$20,408
Related allowance on impaired loans	$1,663,893	$1,066,158	$283,318
Impaired loans with related allowance	$3,632,364	$3,358,431	$1,327,986
Impaired loans without an allowance	$4,733,612	$2,430,751	$3,103,256
A loan is considered delinquent when a payment has not been made more than 30 days past its contractual due date. Loans past due over 30 days totaled $7,854,137 or 0.92% of total loans at June 30, 2008, compared to $6,643,491 or 0.85% of total loans at June 30, 2007.
At June 30, 2008, and 2007, there was approximately $61,096 and $0, respectively, of loans greater than 90 days past due and still accruing interest. The total amount of nonaccrual loans as of June 30, 2008, was $8,304,880, compared to $4,431,243 at June 30, 2007.
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
The amount of loans pledged as collateral for FHLB advances as of June 30, 2008, and 2007 was $4,350,000 and $20,300,000, respectively.

Other Operating Income
The following table details the components of other operating income:

	Three months ended
	June 30,
	2008	2007	$ Change	% Change
Wealth management fees	$1,434,900	$1,201,004	$233,896	19.5%
Rental income	148,725	150,524	(1,799)	-1.2%
Service charges and fees on deposit accounts	609,860	462,904	146,956	31.7%
Mortgage banking income	23,132	147,004	(123,872)	-84.3%
Interchange income	218,667	216,564	2,103	1.0%
Other	612,581	443,210	169,371	38.2%

Total other operating income	$3,047,865	$2,621,210	$426,655	16.3%

	Six months ended
	June 30,
	2008	2007	$ Change	% Change
Wealth management fees	$2,613,809	$2,126,771	$487,038	22.9%
Rental income	291,699	299,977	(8,278)	-2.8%
Service charges and fees on deposit accounts	1,142,162	913,142	229,020	25.1%
Mortgage banking income (loss)	(48,347)	209,321	(257,668)	-123.1%
Interchange income	405,461	400,222	5,239	1.3%
Other	1,056,326	846,423	209,903	24.8%

Total other operating income	$5,461,110	$4,795,856	$665,254	13.9%

Total other operating income for the three months and six months ended June 30, 2008, increased compared to the three months and six months ended June 30, 2007.
Wealth management fees increased for the three months and six months ended June 30, 2008, as compared to the three months and six months ended June 30, 2007. The net increase in wealth management fees is attributable to an overall fee increase for many of the accounts with assets under management and increased fees collected for tax return preparation.
Rental income decreased for the three months and six months ended June 30, 2008, as compared to the three months and six months ended June 30, 2007, which was due to a decline in tenants at the 4930 North Pennsylvania Street location due to the bank occupying more space.
Service charges and fees on deposit accounts increased for the three months and six months ended June 30, 2008, as compared to the three months and six months ended June 30, 2007. The increase is primarily attributable to an increase in service charges collected for DDA business accounts due to a lower earnings credit rate in 2008 compared to 2007.

Mortgage banking income decreased for the three months and six months ended June 30, 2008, as compared to the three months and six months ended June 30, 2007. This is due to a write down of the fair value of the mortgage servicing rights (“MSRs”) of $406,527 for the six months ended June 30, 2008, compared to a write down of $20,509 for the six months ended June 30, 2007. When a mortgage loan is sold and the MSRs are retained, the MSRs are recorded as an asset on the balance sheet. The value of the MSRs is sensitive to changes in interest rates. In a declining interest rate environment, mortgage loan refinancings generally increase, causing actual and expected loan prepayments to increase, which decreases the value of existing MSRs. Conversely, as interest rates rise, mortgage loan refinancings generally decline, causing actual and expected loan prepayments to decrease, which increases the value of the MSRs.
Offsetting this decrease was an increase in the net gain on the sale of mortgage loans. A net gain of $179,307 was recorded for the six months ended June 30, 2008, as compared to a net gain of $64,279 for six months ended June 30, 2007. This is due to lower mortgage rates in the in 2008 compared with 2007 causing an increase in mortgage loan refinancings. Mortgage originations were in excess of $35,600,000, with $12,200,000 being sold to the secondary market in the first six months of 2008 as compared to mortgage originations in excess of $12,600,000 with sales of $5,500,000 to the secondary market in the first six months of 2007.
Interchange income increased for the three months and six months ended June 30, 2008, as compared to the three months and six months ended June 30, 2007. The increase is attributable to higher transaction volumes for debit cards and credit cards in 2008 compared to the same period the previous year. The increase is partially offset by an increase in cash back rewards expense for the three and six months ended June 30, 2008, as compared to the three and six months ended June 30, 2007.
Other income increased for the three months and six months ended June 30, 2008, as compared to three months and six months ended June 30, 2007. The increase is primarily due to an increase in letter of credit fees, application fees, as well as prepayment penalties and late fees collected. The increase is offset by a decrease in documentation fees and Bank Owned Life Insurance (“BOLI”) income.

Other Operating Expenses
The following table details the components of other operating expense:

	Three months ended
	June 30,
	2008	2007	$ Change	% Change
		As Restated

Salaries, wages, and employee benefits	$4,846,468	$4,437,789	$408,679	9.2%
Occupancy	515,533	424,104	91,429	21.6%
Furniture and equipment	354,635	303,591	51,044	16.8%
Professional services	539,216	447,155	92,061	20.6%
Data Processing	524,433	441,609	82,824	18.8%
Business development	351,675	339,604	12,071	3.6%
Other	1,221,367	1,007,649	213,718	21.2%

Total other operating expenses	$8,353,327	$7,401,501	$951,826	12.9%

	Six months ended
	March 31,
	2008	2007	$ Change	% Change
		As Restated

Salaries, wages, and employee benefits	$9,870,471	$8,918,287	$952,184	10.7%
Occupancy	1,041,694	871,576	170,118	19.5%
Furniture and equipment	706,140	610,169	95,971	15.7%
Professional services	974,088	829,414	144,674	17.4%
Data Processing	1,030,075	883,160	146,915	16.6%
Business development	745,050	682,980	62,070	9.1%
Other	3,733,232	1,916,638	1,816,594	94.8%

Total other operating expenses	$18,100,750	$14,712,224	$3,388,526	23.0%

Other operating expenses for the three months and six months ended June 30, 2008, increased as compared to the three months and six months ended June 30, 2007.
Salaries, wages and employee benefits increased for the three months and six months ended June 30, 2008, as compared to the three months and six months ended June 30, 2007. The increase is the result of increased salary expense, group medical benefits, FICA expense, employee training expense, and 401(k) contributions due to an increase in full-time equivalent employees from 221 at June 30, 2007, compared to 236 at June 30, 2008. Many employees receive their annual merit raises in the first quarter of each year. Also contributing to the increased expense is an increase in deferred compensation related to the issuance of restricted stock in July 2007. Capitalized salary and benefit costs under FASB 91 increased for the three months ended and six months ended June 30, 2008, compared to the three months ended and six months ended June 30, 2007, offsetting the overall increase.

Occupancy expense increased for the three and six months ended June 30, 2008, as compared to the three and six months ended June 30, 2007. The increase is due increased real estate taxes due to the purchase of the land and building at our banking center location at 4930 North Pennsylvania Street in January 2007, the purchase of the land at our banking center location at 106th Street and Michigan Road in March 2007, the purchase of land at the Villages of West Clay in June 2007, and the purchase of the land at our banking center location in Cool Creek Village in March 2008. Also, leasehold improvements expense and building rental expense increased due to the opening of a new lockbox processing center/disaster site in January 2008. Snow removal costs, general building maintenance, and electric expense were higher for the three months ended and six months ended June 30, 2008, compared to the three months ended and six months ended June 30, 2007.
Furniture and equipment expense increased for the three and six months ended June 30, 2008, as compared to the three and six months ended June 30, 2007. The increase is due to an increase in depreciation expense for furniture, fixtures, and equipment and maintenance contracts as a result of the opening of the new banking center location in January 2008 in Cool Creek Village as well as the new lockbox processing center/disaster site in January 2008.
Professional services expense increased for the three months and six months ended June 30, 2008, as compared to the three months and six months ended June 30, 2007. The increase is due to an increase in courier service, advertising agency fees, accounting fees, and attorney fees.
Data processing expenses increased for the three months and six months ended June 30, 2008, as compared to the three months and six months ended June 30, 2007. The increase is due to an increase in bill payment services, credit cards, increased service bureau fees related to increased transaction activity by the Bank, and assistance with the fiduciary income tax preparation for Wealth Management accounts.
Business development expenses increased for the three months and six months ended June 30, 2008, as compared to the three months and six months ended June 30, 2007. The increase is due to an increase in advertising, customer entertainment, and grand opening expense for the new banking center location in the Cool Creek Village. The increase is offset by a decrease in public relations.
Other expenses increased for the three months and six months ended June 30, 2008, as compared to the three months and six months ended June 30, 2007, due an increase in telephone expense, software maintenance, loan collection expense, correspondent bank charges, and FDIC insurance. Previously, the Corporation had only paid FICO insurance because it had received a one-time credit from the FDIC in early 2007 and did not have to pay FDIC insurance premiums. The Corporation had only a small amount of the credit available for offset against the first quarter 2008 insurance premium. Also contributing to the increase was a non-recurring charge in the first quarter of $1,382,000 related to certain deposit accounts.

Federal and State Income Tax

	Three months ended		Six months ended
	June 30, 2008		June 30, 2008
	2008	2007	2008	2007
		As Restated		As Restated
Net income before federal and state income tax	$1,714,103	$3,284,525	$2,293,984	$5,895,382

Federal income tax	422,519	892,479	434,375	1,554,225
State income tax	82,055	177,830	103,653	358,180

Total income tax	$504,574	$1,070,309	$538,029	$1,912,405

Effective tax rate	29.4%	32.6%	23.5%	32.4%

The decrease in the effective tax rate for the three and six months ended June 30, 2008, as compared to the three months and six months ended June 30, 2007, is due to lower pretax income and an increase in tax exempt interest income and Enterprise Zone Tax Credit.
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
The Corporation has many sources of funds available, including: overnight federal funds sold, investments available for sale, maturity of investments held for sale, deposits, Federal Home Loan Bank (“FHLB”) advances, and issuance of debt. Proceeds from maturities of investment securities are the most significant funding sources and deposits are the most significant use of funds during the six months ended June 30, 2008. During the six months ended June 30, 2007, deposits were the most significant funding source and loans were the most significant use of funds.
The Corporation maintained a revolving credit agreement with Harris Trust and Savings Bank in the amount of $5,000,000 that would have matured September 30, 2007. On June 29, 2007, the Corporation entered into a $5,000,000 loan agreement with U.S. Bank, which will mature June 27, 2009, to replace the revolving credit agreement with Harris Trust and Savings Bank. The loan agreement is used to provide additional liquidity support to the Bank, if needed. There were no borrowings under either agreement at June 30, 2008, or 2007.
Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as available for sale, and maturing loans. Federal funds sold represented the Corporation’s primary source of immediate liquidity and were maintained at a level adequate to meet immediate needs. Federal funds sold averaged approximately $36,000,000 for the six months ended June 30, 2008, and $48,000,000 for the six months ended June 30, 2007. Reverse repurchase agreements may serve as a source of liquidity, but are primarily used as collateral for customer balances in overnight repurchase agreements. Maturities in the Corporation’s loan and investment portfolios are monitored regularly to manage the maturity dates of deposits to coincide with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

The Corporation’s management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation’s liquidity position.
The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At June 30, 2008, the Corporation’s rate sensitive liabilities exceeded rate sensitive assets due within one year by $194,440,000.
As part of managing liquidity, the Corporation monitors its loan to deposit ratio on a daily basis. At June 30, 2008, the ratio was 89.9 percent.
The Corporation experienced a decrease in cash and cash equivalents, another primary source of liquidity, of $98,482,780 during the six months ended June 30, 2008. The decrease is primarily due to the purchase of investment securities and a decrease in deposits. Reverse repurchase agreements, which is included in cash and cash equivalents used net cash of $80,000,000. Proceeds from the maturities of investment securities provided cash of $29,310,346. Lending activities used $24,025,763 and the purchase of bank premises and equipment used $5,027,393.
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
The Corporation maintained a revolving credit agreement with Harris Trust and Savings Bank in the amount of $5,000,000 that would have matured September 30, 2007. On June 29, 2007, the Corporation entered into a $5,000,000 loan agreement with U.S. Bank, which will mature June 27, 2009, to replace the revolving credit with Harris Trust and Savings Bank. The loan agreement is used to provide additional liquidity support to the Bank, if needed. There were no borrowings under either agreement at June 30, 2008, or 2007, respectively.
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

The Bank entered into $5,000,000 subordinated term loan agreement with Harris Trust and Savings Bank dated June 6, 2003. The first advance was made in the amount of $2,000,000 on June 6, 2003. The second advance was made in the amount of $3,000,000 on May 3, 2004. The final maturity date of the loan was June 6, 2012. The outstanding principal balance was due at maturity; prepayment of the principal balance was permitted prior to maturity with prior consent from the Federal Reserve. On June 29, 2007, the Bank entered into a Subordinated Debenture Purchase Agreement with US Bank in the amount of $5,000,000, which will mature on June 28, 2017. The proceeds from the Subordinated Debenture Purchase Agreement with US Bank were used to pay in full the Subordinated Debenture Term Agreement with Harris Trust and Savings Bank in the amount of $5,000,000. Under the terms of the agreement, the Bank pays 3-month LIBOR plus 1.2% which equates to 4.013% at June 30, 2008. Interest payments are due at the expiration of the fixed term option.
The Bank has incurred indebtedness pursuant to FHLB advances as follows:

June 30,
2008			2007
Amount	Rate	Maturity	Amount	Rate	Maturity
$ 3,000,000	5.55%	10/2/2008	$8,000,000	4.19%	7/24/2007
			3,000,000	5.57%	8/13/2007
			3,000,000	5.55%	10/2/2008

$ 3,000,000			$14,000,000

The Bank may add indebtedness of this nature in the future if determined to be in the best interest of the Bank.
Capital for the Bank is at or above the well-capitalized regulatory requirements at June 30, 2008. Pertinent capital ratios for the Bank as of June 30, 2008, are as follows:

		Well	Adequately
	Actual	Capitalized	Capitalized
Tier 1 risk-based capital ratio	9.0%	6.0%	4.0%
Total risk-based capital ratio	10.7%	10.0%	8.0%
Leverage ratio	7.4%	5.0%	4.0%
Dividends from the Bank to the Corporation may not exceed the net undivided profits of the Bank (included in consolidated retained earnings) for the current calendar year and the two previous calendar years without prior approval from the Office of the Comptroller of the Currency. In addition, Federal banking laws limit the amount of loans the Bank may make to the Corporation, subject to certain collateral requirements. The Bank declared and made a $650,000 dividend to the Corporation during the six months ended June 30, 2008, and 2007. No loans from the Bank to the Corporation were made during the six months ended June 30, 2008, or 2007.

In 2003, the Board of Directors of the Corporation authorized and announced a repurchase program entitled “Program One” and “Program Two”. Program One covers employees and directors and was initially set to expire December 2005. During the fourth quarter of 2005, the Board of Directors authorized the extension of Program One until December 31, 2008, unless terminated earlier by the Board of Directors and authorized an additional $1,900,000 to be allocated to Program One. Under Program One, the Corporation may purchase in individually negotiated transactions its shares from employees and directors who wish to sell their stock. Program Two covers all other shareholders and was set to expire December 2005 unless terminated earlier by the Board of Directors. During the fourth quarter of 2005, the Board of Directors authorized the extension of Program Two until December 31, 2008, unless terminated earlier by the Board of Directors and authorized an additional $2,600,000 to be allocated to Program Two. Under Program Two, the Corporation may purchase in individually negotiated transactions its shares from shareholders who wish to sell. As of June 30, 2008, $56,996 was still available under Program One, and $1,165,894 was still available under Program Two.
On July 17, 2008 the Board of Directors authorized an increase of $200,000 to Program One, and a decrease of $200,000 to Program Two. During the period July 1, 2008 thru July 17, 2008, the Corporation repurchased 625 shares under Program Two. As of July 18, 2008, $256,996 was available for the repurchase of shares in Program One and $965,269 was available for the repurchase of shares in Program Two.
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
At June 30, 2008, the interest rate risk position of the Corporation was liability sensitive. Maintaining a liability sensitive interest rate risk position means that net income should decrease as rates rise and increase as rates fall. Due to the mix and timing of the repricing of the Corporation’s assets and liabilities, interest income is well within the Board approved risk policy whether rates increase or decrease in a 200 basis point interest rate shock.

See further discussion liquidity and interest rate sensitivity on pages 26 — 27 of this report.
There have been no material changes in the quantitative analysis used by the Corporation since filing the 2007 Form 10-K; for further discussion of the quantitative analysis used by the Corporation refer to page 49 of the 2007 SEC Form 10-K filed on March 14, 2008.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. The Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2008, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures as of June 30, 2008, were effective in ensuring information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.
Changes in Internal Control Over Financial Reporting. There have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes in our risk factors from that disclosed in our 2007 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	On April 10, 2008, the Corporation sold a total of 2,000 shares of common stock for proceeds of $40,000 to one officer of the Corporation pursuant to the exercise of stock options by the officer.

On May 15, 2008, the Corporation sold a total of 2,000 shares of common stock for proceeds of $30,000 to one director of the Corporation pursuant to the exercise of stock options by the director.

On June 3, 2008, the Corporation sold a total of 1,000 shares of common stock for proceeds of $19,000 to one officer of the Corporation pursuant to the exercise of stock options by the officer.

On June 11, 2008, the Corporation sold a total of 800 shares of common stock for proceeds of $15,200 to one officer of the Corporation pursuant to the exercise of stock options by the officer.

All of these shares were sold in private placements pursuant to Section 4(2) and 3(a)(11) of the Securities Act of 1933.

(b)	Not applicable.

(c)
In 2003, the Board of Directors of the Corporation authorized and announced a repurchase program entitled “Program One” and “Program Two”. Program One covers employees and directors and was initially set to expire December 2005. During the fourth quarter of 2005, the Board of Directors authorized the extension of Program One until December 31, 2008, unless terminated earlier by the Board of Directors and authorized an additional $1,900,000 to be allocated to Program One. Under Program One, the Corporation may purchase in individually negotiated transactions its shares from employees and directors who wish to sell their stock. Program Two covers all other shareholders and was set to expire December 2005 unless terminated earlier by the Board of Directors. During the fourth quarter of 2005, the Board of Directors authorized the extension of Program Two until December 31, 2008, unless terminated earlier by the Board of Directors and authorized an additional $2,600,000 to be allocated to Program Two. Under Program Two, the Corporation may purchase in individually negotiated transactions its shares from shareholders who wish to sell. As of June 30, 2008, $56,996 was still available under Program One, and $1,165,894 was still available under Program Two.

On July 17, 2008 the Board of Directors authorized an increase of $200,000 to Program One, and a decrease of $200,000 to Program Two. During the period July 1, 2008 thru July 17, 2008, the Corporation repurchased 625 shares under Program Two. As of July 18, 2008, $256,996 was available for the repurchase of shares in Program One and $965,269 was available for the repurchase of shares in Program Two.

The following table sets forth the issuer repurchases of equity securities that are registered by the Corporation pursuant to Section 12 of the 1934 Act during the second quarter of 2008:
Issuer Purchases of Equity Securities.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
	Total Number of		Shares Purchased	Shares that May
	Shares Purchased		as Part of Publicly	Yet Be Purchased
	during 2nd quarter	Average Price	Announced Plans	Under the Plans or
Period	2008	Paid per Share	or Programs**	Programs
04/01/08 – 04/30/08	3,600	$51.03	3,600	$2,114,793

05/01/08 – 05/31/08	3,160	$51.15	3,160	$1,953,145

06/01/08 – 06/30/08	14,200	$51.43	14,200	$1,222,890

Total	20,960	*	20,960

*	The weighted average price per share for the period April 2008 through June 2008 was $51.32

**	All shares repurchased by the Corporation during 2008 were completed pursuant to Program One and Program Two.
Item 3.   Defaults Upon Senior Securities — Not applicable
Item 4.	(a)	Submission of Matters to a Vote of Security Holders

On June 19, 2008, at 3:00 p.m. at the Corporation’s offices at 107 North Pennsylvania Street, Indianapolis, Indiana the annual meeting of shareholders was held. Two items were presented for consideration of the shareholders.

(b)
The first item was the election of Andre B. Lacy, Morris L. Maurer and Todd H. Stuart to the Board of Directors to serve for a term of three years and until their successors are duly elected and qualified. The vote tabulation for the election of Mr. Lacy was 1,722,648 “for” and 1,024 shares “against”; Mr. Maurer was 1,723,672 “for” and 0 shares “against”; Mr. Stuart was 1,711,893 “for” and 11,778 “against”. The following director’s terms continued after the meeting: Mrs. Kathryn G. Betley; Mr. David R. Frick; Mr. Philip B. Roby; Mr. John T. Thompson; Mr. Michael S. Maurer and Mr. William S. Oesterle.

(c)
The second item was the ratification of Crowe Chizek and Company LLP as the Corporation’s public accountants. This matter was approved by a vote of 1,719,543 shares “for”, 209 shares “against”, and 4,319 shares “abstained”.

(d)	Not applicable.
Item 5. Other Information — Not applicable
Item 6. Exhibits

3.01
Articles of Incorporation of the Corporation, filed as Exhibit 3(i) to the Corporation’s Form 10-QSB as of September 30, 1995, are incorporated by reference and Articles of Amendment filed as Exhibit 3(i) to the Form 10-K for the fiscal year ended December 31, 2001.

3.02	Bylaws of the Corporation, filed as Exhibit 3(ii) to the Corporation’s Form 10-Q as of September 30, 1996, are incorporated by reference.

10.01	1993 Key Employees’ Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(a) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference.

10.02	1993 Directors’ Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(b) to the Corporation’s Form 10-Q as of June 30, 2001, is incorporated by reference.

10.03	1993 Restricted Stock Plan of the Corporation, as amended, filed as Exhibit 10(c) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference.

10.04	Form of agreement under the 1993 Key Employees Stock Option Plan, filed as Exhibit 10(d) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference.

10.05	Form of agreement under the 1993 Restricted Stock Plan, filed as Exhibit 10(e) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference.

10.06	Schedule of Directors Compensation Arrangements, filed as Exhibit 10(f) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference.

10.07
Schedule of Named Executive Officers Compensation Arrangements, filed as Exhibit 10.07 to the Corporation’s Form 8-K dated July 6, 2007, as updated by the Corporation’s Form 8-K’s filled January 10, 2008, and April 15, 2008, all of which are incorporated by reference.

10.08	The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10.01 to the Corporation’s Form 8-K dated June 22, 2005, is incorporated by reference.

10.09
Form of Restricted Stock Award Agreement for The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10.02 to the Corporation’s Form 8-K dated June 22, 2005, is incorporated by reference.

10.10
Form of Stock Option Award Agreement for The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10.03 to the Corporation’s Form 8-K dated June 22, 2005, is incorporated by reference.

10.11	Employment Agreement dated December 15, 2005, between Morris L. Maurer and the Corporation, filed as Exhibit 10.06 to the Corporation’s Form 8-K dated December 21, 2005, is incorporate by reference.

10.12	Employment Agreement dated December 15, 2005, between Philip B. Roby and the Corporation, filed as Exhibit 10.07 to the Corporation’s Form 8-K dated December 21, 2005, is incorporate by reference.

10.13	The National Bank of Indianapolis Corporation Executive’s Deferred Compensation Plan, filed as Exhibit 10.08 to the Corporation’s Form 8-K dated December 21, 2005, is incorporated by reference.

10.14
The National Bank of Indianapolis Corporation 401(k) Savings Plan (as amended and restated generally effective January 1, 2006), filed as Exhibit 10.14 to the Corporation’s Form 10-K dated December 31, 2005, is incorporated by reference.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2008
THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
/s/ Debra L. Ross
Debra L. Ross
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

3.01
Articles of Incorporation of the Corporation, filed as Exhibit 3(i) to the Corporation’s Form 10-QSB as of September 30, 1995, are incorporated by reference and Articles of Amendment filed as Exhibit 3(i) to the Form 10-K for the fiscal year ended December 31, 2001.

3.02	Bylaws of the Corporation, filed as Exhibit 3(ii) to the Corporation’s Form 10-Q as of September 30, 1996, are incorporated by reference.

10.01	1993 Key Employees’ Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(a) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference.

10.02	1993 Directors’ Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(b) to the Corporation’s Form 10-Q as of June 30, 2001, is incorporated by reference.

10.03	1993 Restricted Stock Plan of the Corporation, as amended, filed as Exhibit 10(c) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference.

10.04	Form of agreement under the 1993 Key Employees Stock Option Plan, filed as Exhibit 10(d) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference.

10.05	Form of agreement under the 1993 Restricted Stock Plan, filed as Exhibit 10(e) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference.

10.06	Schedule of Directors Compensation Arrangements, filed as Exhibit 10(f) to the Form 10-K for fiscal year ended December 31, 2004, is incorporated by reference.

10.07
Schedule of Named Executive Officers Compensation Arrangements, filed as Exhibit 10.07 to the Corporation’s Form 8-K dated July 6, 2007, as updated by the Corporation’s Form 8-K’s filled January 10, 2008, and April 15, 2008, all of which are incorporated by reference.

10.08	The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10.01 to the Corporation’s Form 8-K dated June 22, 2005, is incorporated by reference.

10.09
Form of Restricted Stock Award Agreement for The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10.02 to the Corporation’s Form 8-K dated June 22, 2005, is incorporated by reference.

10.10
Form of Stock Option Award Agreement for The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10.03 to the Corporation’s Form 8-K dated June 22, 2005, is incorporated by reference.

10.11	Employment Agreement dated December 15, 2005, between Morris L. Maurer and the Corporation, filed as Exhibit 10.06 to the Corporation’s Form 8-K dated December 21, 2005, is incorporated by reference.

10.12	Employment Agreement dated December 15, 2005, between Philip B. Roby and the Corporation, filed as Exhibit 10.07 to the Corporation’s Form 8-K dated December 21, 2005, is incorporated by reference.

10.13	The National Bank of Indianapolis Corporation Executive’s Deferred Compensation Plan, filed as Exhibit 10.08 to the Corporation’s Form 8-K dated December 21, 2005, is incorporated by reference.

10.14
The National Bank of Indianapolis Corporation 401(k) Savings Plan (as amended and restated generally effective January 1, 2006), filed as Exhibit 10.14 to Form 10K for the fiscal year ended December 31, 2005, is incorporated by reference.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.