Form 10-Q
period 2008-09-30
NATIONAL BANK OF INDIANAPOLIS CORP
filed 2008-11-06
CIK 912382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at November 6, 2008

[Common Stock, no par value per share]	2,296,322

The National Bank of Indianapolis Corporation
Report on Form 10-Q
for Quarter Ended
September 30, 2008

Part I — Financial Information
Item 1. Financial Statements
The National Bank of Indianapolis Corporation
Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents
Cash and due from banks	$39,268,478	$41,966,169
Reverse repurchase agreements	1,000,000	81,000,000
Federal funds sold	16,106,733	39,356,700

Total cash and cash equivalents	56,375,211	162,322,869

Investment securities
Available-for-sale securities	57,752,239	62,267,910
Held-to-maturity securities (Fair value of $86,427,578 and $72,034,922)	87,936,254	71,755,912

Total investment securities	145,688,493	134,023,822

Loans	873,115,820	830,328,325
Less: Allowance for loan losses	(11,867,651)	(9,452,715)

Net loans	861,248,169	820,875,610
Premises and equipment	22,206,015	17,416,132
Accrued interest	4,838,490	5,465,584
Federal Reserve and FHLB stock	3,149,900	3,149,900
Other assets	23,751,194	19,855,140

Total assets	$1,117,257,472	$1,163,109,057

Liabilities and shareholders’ equity
Deposits:
Noninterest-bearing demand deposits	$176,783,818	$180,590,295
Money market and savings deposits	580,015,312	629,341,940
Time deposits over $100,000	102,544,641	109,901,689
Other time deposits	77,014,130	84,928,105

Total deposits	936,357,901	1,004,762,029
Security repurchase agreements	59,132,009	58,475,789
FHLB advances	23,000,000	3,000,000
Revolving line of credit	1,300,000	—
Subordinated debt	5,000,000	5,000,000
Junior subordinated debentures owed to unconsolidated subsidiary trust	13,918,000	13,918,000
Other liabilities	7,389,672	9,015,233

Total liabilities	1,046,097,582	1,094,171,051

Shareholders’ equity:
Common stock, no par value:
Authorized shares 2008 and 2007 - 15,000,000 shares; issued 2,767,911 in 2008 and 2,741,438 in 2007; outstanding 2,296,722 in 2008 and 2,326,335 in 2007	14,997,859	17,126,383
Additional paid in capital	8,208,598	7,180,886
Retained earnings	47,569,793	44,170,868
Accumulated other comprehensive income	383,640	459,869

Total shareholders’ equity	71,159,890	68,938,006

Total liabilities and shareholders’ equity	$1,117,257,472	$1,163,109,057

Note: The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation
Consolidated Statements of Income
(Unaudited)

	Three months ended
	September 30,
	2008	2007
		Restated
Interest income:
Interest and fees on loans	$12,149,276	$14,717,404
Interest on investment securities taxable	970,776	1,560,522
Interest on investment securities nontaxable	526,502	454,126
Interest on federal funds sold	137,410	767,468
Interest on reverse repurchase agreements	4,213	97,611

Total interest income	13,788,177	17,597,131

Interest expense:
Interest on deposits	3,997,870	7,999,192
Interest on security repurchase agreements	84,408	540,038
Interest on FHLB advances and overnight borrowings	49,985	83,925
Interest on short term debt	3,385	—
Interest on long term debt	420,237	452,789

Total interest expense	4,555,885	9,075,944

Net interest income	9,232,292	8,521,187

Provision for loan losses	1,800,000	79,000

Net interest income after provision for loan losses	7,432,292	8,442,187

Other operating income:
Wealth management fees	1,206,814	1,155,235
Rental income	143,795	147,435
Service charges and fees on deposit accounts	622,066	468,352
Mortgage banking income	238,883	41,793
Interchange income	235,546	70,852
Other	479,354	441,710

Total other operating income	2,926,458	2,325,377

Other operating expenses:
Salaries, wages and employee benefits	4,339,324	4,885,349
Occupancy	512,063	485,765
Furniture and equipment	352,200	309,427
Professional services	525,108	452,519
Data processing	492,235	435,950
Business development	430,248	355,745
Other	1,266,399	1,025,712

Total other operating expenses	7,917,577	7,950,467

Net income before tax	2,441,173	2,817,097
Federal and state income tax	798,203	941,143

Net income after tax	$1,642,970	$1,875,954

Basic earnings per share	$0.71	$0.80

Diluted earnings per share	$0.69	$0.78

See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation
Consolidated Statements of Income
(Unaudited)

	Nine months ended
	September 30,
	2008	2007
		Restated
Interest income:
Interest and fees on loans	$37,488,959	$43,096,156
Interest on investment securities taxable	3,588,418	4,929,292
Interest on investment securities nontaxable	1,521,938	1,362,352
Interest on federal funds sold	644,006	1,866,435
Interest on reverse repurchase agreements	146,838	122,750

Total interest income	43,390,159	51,376,985

Interest expense:
Interest on deposits	14,125,282	23,187,622
Interest on repurchase agreements	479,025	1,562,928
Interest on FHLB advances and overnight borrowings	157,242	420,183
Interest on short term debt	3,385	—
Interest on long term debt	1,284,309	1,423,315

Total interest expense	16,049,243	26,594,048

Net interest income	27,340,916	24,782,937

Provision for loan losses	4,975,000	529,000

Net interest income after provision for loan losses	22,365,916	24,253,937

Other operating income:
Wealth management fees	3,820,623	3,282,006
Rental income	435,494	447,412
Service charges and fees on deposit accounts	1,764,228	1,381,494
Mortgage banking income	190,536	251,114
Interchange income	641,007	471,074
Other	1,535,680	1,288,133

Total other operating income	8,387,568	7,121,233

Other operating expenses:
Salaries, wages and employee benefits	14,209,795	13,803,636
Occupancy	1,553,757	1,357,341
Furniture and equipment	1,058,340	919,596
Professional services	1,499,196	1,281,933
Data processing	1,522,310	1,319,110
Business development	1,175,298	1,038,725
Other	4,999,631	2,942,350

Total other operating expenses	26,018,327	22,662,691

Net income before tax	4,735,157	8,712,479
Federal and state income tax	1,336,232	2,853,549

Net income after tax	$3,398,925	$5,858,930

Basic earnings per share	$1.47	$2.52

Diluted earnings per share	$1.42	$2.43

See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30,
	2008	2007
		Restated
Operating Activities
Net Income	$3,398,925	$5,858,930
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	4,975,000	529,000
Proceeds from sale of loans	24,536,767	9,635,958
Origination of loans held for sale	(23,086,566)	(9,450,958)
Depreciation and amortization	1,151,197	1,060,367
Market adjustment on mortgage servicing rights	409,621	114,370
Gain on sale of loans	(333,351)	(118,050)
Gain on disposal of premises and equipment	—	(1,260)
Net decrease (increase) in deferred income taxes	(1,334,820)	173,079
Excess tax benefit from deferred stock compensation	(226,815)	(525,561)
Stock compensation	99,799	99,709
Net accretion of discounts and amortization of premiums on investments	166,338	150,861
Compensation expense related to restricted stock and options	891,450	741,225
(Increase) decrease in:
Accrued interest receivable	627,094	272,146
Other assets	(2,915,653)	(1,314,247)
Increase (decrease) in:
Other liabilities	(1,398,746)	549,399

Net cash provided by operating activities	6,960,240	7,774,968

Investing Activities
Proceeds from maturities of investment securities held to maturity	12,106,042	11,141,892
Proceeds from maturities of investment securities available for sale	21,502,881	36,011,022
Purchases of investment securities held to maturity	(28,391,602)	(25,000)
Purchases of investment securities available for sale	(17,179,761)	(35,996,172)
Net increase in loans	(46,464,409)	(42,889,562)
Purchases of bank premises and equipment	(5,941,080)	(5,142,966)

Net cash used by investing activities	(64,367,929)	(36,900,786)

Financing Activities
Net increase (decrease) in deposits	(68,404,128)	70,368,803
Net increase (decrease) in security repurchase agreements	656,220	(483,029)
Net change in FHLB borrowings	20,000,000	(11,000,000)
Net change in revolving line of credit	1,300,000	—
Proceeds from issuance of long-term debt	—	5,000,000
Repayment of long-term debt	—	(5,000,000)
Income tax benefit from deferred stock compensation (FASB 123(R))	226,815	525,561
Proceeds from issuance of stock	591,466	765,905
Repurchase of stock	(2,910,342)	(1,855,897)

Net cash provided (used) by financing activities	(48,539,969)	58,321,343

Increase (decrease) in cash and cash equivalents	(105,947,658)	29,195,525

Cash and cash equivalents at beginning of year	162,322,869	111,876,211

Cash and cash equivalents at end of period	$56,375,211	$141,071,736

Interest paid	$17,011,640	$26,453,349

Income taxes paid	$2,307,697	$1,578,845

See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation
Consolidated Statement of Shareholders’ Equity
(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid In	Retained	Comprehensive
	Stock	Capital	Earnings	Income	TOTAL
Balance at December 31, 2006, as restated	$17,801,380	$6,236,115	$36,280,319	$(532,983)	$59,784,831

Comprehensive income:
Net income	—	—	5,858,930	—	5,858,930
Other comprehensive income
Net unrealized gain on investments, net of tax of $313,262	—	—	—	477,604	477,604
Net unrealized gain on swap net of tax $63,691	—	—	—	97,104	97,104

Total comprehensive income	—	—	—	—	6,433,638

Income tax benefit from deferred stock compensation	—	525,561	—	—	525,561
Issuance of stock 61,568 shares of common stock under stock-based compensation plans	1,681,406	(815,792)			865,614
Repurchase of stock 37,418 shares of common stock	(1,855,897)	—	—	—	(1,855,897)
Stock based compensation earned	—	741,225	—	—	741,225

Balance at September 30, 2007, as restated	$17,626,889	$6,687,109	$42,139,249	$41,725	$66,494,972

Balance at December 31, 2007	$17,126,383	$7,180,886	$44,170,868	$459,869	$68,938,006

Comprehensive income:
Net income	—	—	3,398,925	—	3,398,925
Other comprehensive income
Net unrealized loss on investments, net of tax of $49,999	—	—	—	(76,229)	(76,229)

Total comprehensive income					3,322,696

Income tax benefit from deferred stock compensation	—	226,815	—	—	226,815
Issuance of 26,473 shares of common stock under stock-based compensation plans	781,818	(90,553)	—	—	691,265
Repurchase of 56,086 shares of common stock	(2,910,342)	—	—	—	(2,910,342)
Stock based compensation earned	—	891,450	—	—	891,450

Balance at September 30, 2008	$14,997,859	$8,208,598	$47,569,793	$383,640	$71,159,890

See notes to consoidated financial statements.

The National Bank of Indianapolis Corporation
Notes to Consolidated Financial Statements
September 30, 2008
Note 1: Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of The National Bank of Indianapolis Corporation (“Corporation”) and its wholly-owned subsidiary, The National Bank of Indianapolis (“Bank”). All intercompany transactions between the Corporation and its subsidiary have been properly eliminated. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s Form 10-K for the year ended December 31, 2007.
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
The following table shows a comparison between numbers previously reported and the restated numbers:
Statement of Income:

	Three months ended		Nine months ended
	September 30, 2007		September 30, 2007
	As Reported	As Restated	As Reported	As Restated

Interest income	$17,708,201	$17,597,131	$51,552,732	$51,376,985
Interest expense	9,075,944	9,075,944	26,594,048	26,594,048

Net interest income	8,632,257	8,521,187	24,958,684	24,782,937

Provision for loan losses	79,000	79,000	529,000	529,000
Other operating income	2,473,580	2,473,580	7,282,660	7,282,660
Other operating expense	8,379,990	8,098,670	23,555,863	22,824,118

Net income before tax	2,646,847	2,817,097	8,156,481	8,712,479
Federal and state income tax	874,379	941,143	2,635,511	2,853,549

Net income after tax	$1,772,468	$1,875,954	$5,520,970	$5,858,930

Basic earnings per share	$0.76	$0.80	$2.37	$2.52
Diluted earnings per share	$0.74	$0.78	$2.29	$2.43

Statement of Shareholders’ Equity:

	September 30, 2007
	As Reported	As Restated
Retained Earnings	$41,801,289	$42,139,249
Note 3: Investment Securities
The securities available-for-sale and held-to-maturity are summarized as follows:

	Available-for-Sale Securities
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
September 30, 2008
U.S. Treasury securities	$1,993,761	$9,979	$—	$2,003,740
U.S. Government agencies and sponsored entities	55,128,410	703,199	83,110	55,748,499

	$57,122,171	$713,178	$83,110	$57,752,239

December 31, 2007
U.S. Treasury securities	$1,503,530	$10,100	$—	$1,513,630
U.S. Government agencies and sponsored entities	60,000,000	889,799	138,400	60,751,399
Collateralized mortgage obligations	2,881	—	—	2,881

	$61,506,411	$899,899	$138,400	$62,267,910

	Held-to-Maturity Securities
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
September 30, 2008
Municipals	$57,433,526	$167,351	$1,480,022	$56,120,855
Collateralized mortgage obligations	11,574,860	—	34,682	11,540,178
Mortgage Backed Securities	18,727,868	—	161,060	18,566,808
Other securities	200,000	—	263	199,737

	$87,936,254	$167,351	$1,676,027	$86,427,578

December 31, 2007
Municipals	$46,256,605	$553,799	$11,623	$46,798,781
Collateralized mortgage obligations	25,299,307	—	262,570	25,036,737
Other securities	200,000	—	596	199,404

	$71,755,912	$553,799	$274,789	$72,034,922

As of September 30, 2008, the Corporation held 118 investments of which the amortized cost was greater than market value.
The unrealized losses for investments classified as available-for-sale is attributable to changes in interest rates and individually is 0.65% or less of its respective amortized costs. The unrealized losses relate primarily to two separate securities issued by the Federal National Mortgage Association (“FNMA”). Given this investment is backed by a U.S. Government sponsored entity, credit risk is not significant.
The unrealized losses for investments classified as held-to-maturity are attributable to changes in interest rates and individually were 8.92% or less of their respective amortized costs. The unrealized losses relate primarily to debt securities issued by various municipalities. The majority of these investment securities were purchased during 2005 and first quarter of 2006 when rates were lower. The largest unrealized loss relates to one municipal that was purchased January 2006. The Corporation has 132 municipal debt securities in its portfolio as of September 30, 2008, and only three are non-rated and the remaining securities are investment grade. All interest payments are current for all municipal securities. All municipal securities also have strong sources of repayment.
There are also unrealized losses related to the CMOs and Mortgage Backed Securities. These securities were purchased in 2004 and first quarter of 2008, when rates were lower than at September 30, 2008. All of the CMOs and Mortgage Backed Securities are backed by the Federal Home Loan Mortgage Corporation (“FHLMC”). Given these investments are backed by U.S. Government sponsored entities, we do not believe credit risk to be significant.
Management does not believe any individual unrealized loss as of September 30, 2008, represents any other than temporary impairment. The Corporation has both the intent and ability to hold these securities for a time necessary to recover the amortized cost.
Investment securities with a carrying value of approximately $61,000,000 at September 30, 2008, and $59,000,000 at December 31, 2007, were pledged as collateral for bankruptcy accounts to the U.S. Department of Justice, Treasury Tax and Loan, Wealth Management Accounts, and securities sold under agreements to repurchase.
Note 4: Loans
Loans consist of the following:

	September 30, 2008	December 31, 2007

Residential loans secured by real estate	$359,213,357	$325,596,434
Commercial loans secured by real estate	198,290,032	175,027,267
Other commercial and industrial loans	283,139,582	279,109,370
Consumer loans	32,472,849	50,595,254

Total loans	873,115,820	830,328,325
Less allowance for loan losses	(11,867,651)	(9,452,715)

Total loans, net	$861,248,169	$820,875,610

The Corporation periodically sells residential mortgage loans it originates based on the overall loan demand of the Corporation and outstanding balances of the residential mortgage portfolio. As of September 30, 2008, and December 31, 2007, loans held for sale totaled $956,000 and $2,073,000, respectively, and are included in the totals above.
Activity in the allowance for loan losses was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Beginning balance	$10,581,728	$8,892,896	$9,452,715	$8,513,098
Loans (charged off) recoveries-net	(514,077)	(71,611)	(2,560,064)	(141,813)
Provision for loan losses	1,800,000	79,000	4,975,000	529,000

Ending balance	$11,867,651	$8,900,285	$11,867,651	$8,900,285

Note 5: Subordinated Term Loan Agreement
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
Under the terms of the Subordinated Debenture Purchase Agreement, the Bank pays 3-month LIBOR plus 1.2% which equated to 5.013% at September 30, 2008. Interest payments are due at the expiration of the fixed term option.
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

In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46(R) (As Amended), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, (FIN 46(R)), the Corporation does not consolidate the Trust in its financial statements. The junior subordinated debt obligation issued to the Trust of $13,918,000 for September 30, 2008, and December 31, 2007, respectively, is reflected in the Corporation’s consolidated balance sheets. The junior subordinated debentures owed to the Trust and held by the Corporation qualify as Tier 1 capital for the Corporation under Federal Reserve Board guidelines.
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
During the second quarter of 2008, one director and three officers of the Corporation exercised options to purchase 5,800 common shares in aggregate. The weighted average exercise price was $17.97 and the weighted average fair market value of the stock was $51.30.
During the third quarter of 2008, six officers of the Corporation exercised options to purchase 10,500 common shares in aggregate. The weighted average exercise price was $26.16 and the weighted average fair market value of the stock was $51.59.
Due to the exercise of these options and the vesting of restricted stock for the nine months ended September 30, 2008, the Corporation will receive a deduction for tax purposes for the difference between the fair value of the stock at the date of grant and the date of exercise. In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share Based Payment” (FASB No. 123(R)), the Corporation has recorded the income tax benefit of $226,815 as additional paid in capital for the nine months ended September 30, 2008.

Note 8: Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
		As Restated		As Restated

Basic average shares outstanding	2,306,041	2,338,644	2,315,899	2,326,231

Net income	$1,642,970	$1,875,954	$3,398,925	$5,858,930

Basic net income per common share	$0.71	$0.80	$1.47	$2.52

Diluted
Average shares outstanding	2,306,041	2,338,644	2,315,899	2,326,231
Nonvested restricted stock	16,682	3,006	13,945	16,268
Common stock equivalents
Net effect of the assumed exercise of stock options	64,030	69,341	67,019	69,995

Diluted average shares	2,386,753	2,410,991	2,396,863	2,412,494

Net income	$1,642,970	$1,875,954	$3,398,925	$5,858,930

Diluted net income per common share	$0.69	$0.78	$1.42	$2.43

Note 9: Comprehensive Income
The following is a summary of activity in accumulated other comprehensive income:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Accumulated unrealized income (loss) on securities available for sale at beginning of period, net of tax	$515,351	$(323,237)	$459,869	$(435,879)
Net unrealized gain (loss) for period	(218,101)	604,341	(126,228)	790,866
Tax effect	86,390	(239,379)	49,999	(313,262)

Ending other comprehensive income at end of period, net of tax	$383,640	$41,725	$383,640	$41,725

Accumulated unrealized loss on swap at beginning of period, net of tax	$—	$—	$—	$(97,104)
Net unrealized gain for period	—	—	—	160,795
Tax effect	—	—	—	(63,691)

Ending other comprehensive income (loss) at end of period, net of tax	$—	$—	$—	$—

Accumulated other comprehensive income (loss) at beginning of period, net of tax	$515,351	$(323,237)	$459,869	$(532,983)
Other comprehensive income (loss), net of tax	(131,711)	364,962	(76,229)	574,708

Accumulated other comprehensive income at end of period, net of tax	$383,640	$41,725	$383,640	$41,725

Note 10: Commitments and Contingencies
Off-balance sheet financial instruments representing commitments to extend credit are as follows:

	September 30, 2008	December 31, 2007

Commercial credit lines	$238,586,719	$225,519,668
Revolving home equity and credit card lines	97,092,803	93,315,941
Standby letters of credit	20,811,754	17,039,672
Other loans	2,414,714	2,394,328

	$358,905,990	$338,269,609

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
Note 11: Adoption of New Accounting Standards
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (FASB No. 157). FASB No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FASB No. 157 establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FASB No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of FASB No. 157 did not have a significant impact on the Corporation’s consolidated financial statements.
In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP 157-3 provides clarification of the application of FASB 157 in an inactive market. FSP 157-3 is effective for the Corporation’s interim financial statements as of September 30, 2008, and did not significantly impact the methods by which the Corporation determines fair value of its financial assets.
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
The fair value of available-for-sale securities are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on securities’ relationship to other benchmark quoted securities (Level 2 inputs).
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
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2008 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities	$57,752,239	$—	$57,752,239	$—
Mortgage servicing rights	1,208,874	—	1,208,874	—
Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at September 30, 2008 Using
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$2,339,102			$2,339,102

The following represent impairment charges recognized during the period:
Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, which had a carrying amount of $4,597,078, with a valuation allowance of $2,257,976 resulting in an additional provision for loan losses of $767,297 for the period.
Note 13: Participation in the Treasury Capital Purchase Program
On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (“EESA”), which provides the U. S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U. S. markets. One of the provisions resulting from the Act is the Treasury Capital Purchase Program (“CPP”), which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. Applications must be submitted by November 14, 2008, and are subject to approval by the Treasury. The CPP provides for a minimum investment of 1% of Risk-Weighted Assets, with a maximum investment equal to the lesser of 3% of Total Risk-Weighted Assets or $25 billion. The perpetual preferred stock investment will have a dividend rate of 5% per year, until the fifth anniversary of the Treasury investment, and a dividend of 9%, thereafter. The CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the Treasury. The Corporation is evaluating whether to apply for participation in the CPP. Participation in the program is not automatic and subject to approval by the Treasury.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Corporation Overview
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
The Corporation recorded net income of $1,642,970 or $0.69 per diluted share for the three month period ending September 30, 2008, compared to $1,875,954 or $0.78 per diluted share for the three month period ending September 30, 2007. Net income is down period over period due to the increase in provision for loan losses which was partially offset by higher net interest income.
The Corporation recorded net income of $3,398,925 or $1.42 per diluted share for the nine month period ending September 30, 2008, compared to $5,858,930 or $2.43 per diluted share for the nine month period ending September 30, 2007. Net income is down period over period due to the non-recurring charge in the first quarter of 2008 related to certain deposit accounts and the increase in the provision for loan losses. These increases in expenses were partially offset by higher net interest income period over period.
The risks and challenges that management believes will be important for the remainder of 2008 are price competition for deposits by new market entrants as well as established competitors, marketplace credit effects, additional spread compression if the Federal Open Market Committee (FOMC) continues to lower rates, a continued slowdown in the local economy, and the financial crisis in the U.S. market as well as foreign markets.
Forward-Looking Information
This section contains forward-looking statements. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, the Corporation’s ability to execute its business plans; changes in general economic and financial market conditions; changes in interest rates; changes in competitive conditions; continuing consolidation in the financial services industry; new litigation or changes in existing litigation; losses, customer bankruptcy, claims and assessments; changes in banking regulations or other regulatory or legislative requirements that impact the Corporation’s business; and changes in accounting policies and procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements is available in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

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
The allowance for loan losses is an estimate based on management’s judgment by applying the principles of SEC Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues (SAB No. 102), FASB Statement No. 5, Accounting for Contingencies (FASB No. 5), FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan (FASB No.114), and FASB Statement No. 118, Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures (FASB No. 118).
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

It is the policy of the Corporation to promptly charge off any commercial loan or installment loan, or portion thereof, which is deemed to be uncollectible. This includes, but is not limited to, any loan rated “Loss” by the regulatory authorities. Impaired commercial credits are considered on a case-by-case basis. The amount charged off only includes principal. Any accrued interest is charged against interest income. Loans are typically placed on nonaccrual when they become past due 90 days or it is determined that the obligor will not pay all contractual principal and interest due. Unless there is a significant reason to the contrary, credit cards and overdraft lines of credit are charged off when deemed uncollectible, but generally no later than when the credit card or overdraft line of credit is past due 150 days.
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
Results of Operations
Net Interest Income
The Corporation’s results of operations depend primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. The Corporation had net interest income of $27,340,916 for the nine months ended September 30, 2008, compared to net interest income of $24,782,937 for the nine months ended September 30, 2007. This increase in net interest income was primarily the result of earning asset growth and an improvement in the net interest income spread. Overall average loans increased $75,600,000 for the nine months ended September 30, 2008, as compared to an increase of $58,400,000 for the nine months ended September 30, 2007.

The following table details average balances, interest income/expense average rates/yields for the Bank’s earning assets and interest bearing liabilities at the dates indicated (in 000’s):

	Nine months ended September 30,
	2008			2007
		Interest	Average		Interest	Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Assets:
Federal Funds	$33,078	$644	2.60%	$51,686	$1,866	4.81%
Reverse Repurchase Agreements	5,270	147	3.72%	3,311	123	4.95%
Non Taxable Investment Securities	54,484	1,522	3.72%	46,251	1,362	3.93%
Taxable Investment Securities and Overnight Time	123,832	3,588	3.86%	149,356	4,930	4.40%
Loans (gross)	843,886	37,489	5.92%	760,640	43,096	7.55%

Total earning assets	$1,060,550	$43,390	5.46%	$1,011,244	$51,377	6.77%
Non-earning assets	62,274			56,008

Total assets	$1,122,824			$1,067,252

Liabilities:
Interest bearing DDA	$115,523	$947	1.09%	$97,578	$1,247	1.70%
Savings	503,523	7,718	2.04%	464,399	14,731	4.23%
CD’s under $100,000	67,020	2,024	4.03%	70,870	2,518	4.74%
CD’s over $100,000	95,698	2,871	4.00%	107,264	4,087	5.08%
Individual Retirement Accounts	18,757	566	4.02%	17,112	604	4.71%
Repurchase Agreements	56,643	479	1.13%	51,553	1,563	4.04%
FHLB Advances/Other	3,814	157	5.49%	11,440	420	4.90%
Revolving Line of Credit	123	3	3.25%	—	—	0.00%
Subordinated Debt	5,000	178	4.75%	5,000	311	8.29%
Long Term Debt	13,918	1,106	10.60%	13,918	1,113	10.66%

Total Interest Bearing Liabilities	$880,019	$16,049	2.43%	$839,134	$26,594	4.23%
Non-Interest Bearing Liabilities	164,536			158,332
Other Liabilities	7,871			6,732

Total Liabilities	$1,052,426			$1,004,198
Equity	70,398			63,054

Total Liabilities & Equity	$1,122,824			$1,067,252

Recap:
Interest Income		$43,390	5.46%		$51,377	6.77%
Interest Expense		16,049	2.43%		26,594	4.23%

Net Interest Income/Spread		$27,341	3.03%		$24,783	2.54%

Contribution of Non-Interest Bearing Funds			0.41%			0.73%

Net Interest Margin			3.44%			3.27%

NOTE: Average balances are computed using daily actual balances. The average loan balance includes non-accrual loans and the interest recognized prior to becoming non-accrual is reflected in the interest income for loans. Interest income on loans includes loan fees net of loan costs, of $(533,304) and $224,032, for the nine months ending September 30, 2008, and 2007, respectively.
Provision for Loan Losses
The amount charged to the provision for loan losses by the Bank is based on management’s evaluation as to the amounts required to maintain an allowance adequate to provide for probable losses inherent in the loan portfolio. The level of this allowance is dependent upon the total amount of past due and non-performing loans, general economic conditions and management’s assessment of probable losses based upon internal credit evaluations of loan portfolios and particular loans. Principally, loans are to borrowers in central Indiana.

The provision for loan losses was $1,800,000 and $79,000, for the three months ended September 30, 2008, and 2007, respectively. The provision for loan losses was $4,975,000 for the nine months ended September 30, 2008, compared to a $529,000 provision for loan losses for the nine months ended September 30, 2007. The increase in the provision for loan losses for the three and nine months ended September 30, 2008, compared to the three and nine months ended September 30, 2007, is due to loan growth, increased charge offs, and a higher level of special mention and classified loans as compared to the same period in 2007 due to the overall decline in the economy. These charge offs relate to specific commercial loans, commercial real estate loans, and residential mortgage loans. Management does not believe that these charge offs are indicative of systematic problems within the loan portfolio.
Based on management’s risk assessment and evaluation of the probable losses of the loan portfolio, management believes that the current allowance for loan losses is adequate to provide for probable losses in the loan portfolio.
The following table sets forth activity in the allowance for loan losses:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Beginning of Period	$10,581,728	$8,892,896	$9,452,715	$8,513,098
Provision for loan losses	1,800,000	79,000	4,975,000	529,000

Chargeoffs:
Commercial	329,100	—	1,249,433	218,398
Residential Mortgage	192,501	415,120	877,709	519,504
Consumer	59,078	531	112,947	43,574
Credit Cards	42,541	—	77,128	487
Construction	63,750	—	619,648	—

	686,970	415,651	2,936,865	781,963

Recoveries
Commercial	11,071	312,932	184,721	556,386
Residential Mortgage	146,128	16,779	171,370	67,009
Consumer	—	5,620	300	6,165
Credit Cards	15,694	8,709	20,410	10,590

	172,893	344,040	376,801	640,150

End of Period	$11,867,651	$8,900,285	$11,867,651	$8,900,285

Allowance as a % of Loans	1.36%	1.13%	1.36%	1.13%

Loans are considered to be impaired when it is determined that the obligor will not pay all contractual principal and interest when due. The following table provides information on impaired loans:

	September 30,	December 31,	September 30,
	2008	2007	2007
Total number of impaired loans	52	33	35
Total amount of impaired loans	$9,263,444	$5,789,182	$4,718,603
Average balance of impaired loans	$7,404,000	$5,386,000	$5,355,000
Contractual interest due	$496,191	$533,384	$349,994
Actual accrued interest recorded	$274,714	$240,727	$128,297
Related allowance on impaired loans	$2,257,976	$1,066,158	$498,254
Impaired loans with related allowance	$4,597,078	$3,358,431	$2,035,748
Impaired loans without an allowance	$4,666,366	$2,430,751	$2,682,855
A loan is considered delinquent when a payment has not been made more than 30 days past its contractual due date. Loans past due over 30 days totaled $8,854,567 or 1.01% of total loans at September 30, 2008, compared to $7,372,930 or 0.94% of total loans at September 30, 2007.
At September 30, 2008, and 2007, there was approximately $36,979 and $3,733 respectively, of loans greater than 90 days past due and still accruing interest. The total amount of nonaccrual loans as of September 30, 2008, was $9,226,465, compared to $4,714,870 at September 30, 2007.
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
The amount of loans pledged as collateral for FHLB advances as of September 30, 2008, and 2007 was $34,500,000 and $4,350,000, respectively.

Other Operating Income
The following table details the components of other operating income:

	Three months ended
	September 30,
	2008	2007	$ Change	% Change

Wealth Management fees	$1,206,814	$1,155,235	$51,579	4.5%
Rental income	143,795	147,435	(3,640)	-2.5%
Service charges and fees on deposit accounts	622,066	468,352	153,714	32.8%
Mortgage banking income	238,883	41,793	197,090	471.6%
Interchange income	235,546	70,852	164,694	232.4%
Other	479,354	441,710	37,644	8.5%

Total other operating income	$2,926,458	$2,325,377	$601,081	25.8%

	Nine months ended
	September 30,
	2008	2007	$ Change	% Change

Wealth Management fees	$3,820,623	$3,282,006	$538,617	16.4%
Rental income	435,494	447,412	(11,918)	-2.7%
Service charges and fees on deposit accounts	1,764,228	1,381,494	382,734	27.7%
Mortgage banking income	190,536	251,114	(60,578)	-24.1%
Interchange income	641,007	471,074	169,933	36.1%
Other	1,535,680	1,288,133	247,547	19.2%

Total other operating income	$8,387,568	$7,121,233	$1,266,335	17.8%

Total other operating income for the three months and nine months ended September 30, 2008, increased as compared to the three months and nine months ended September 30, 2007.
Wealth management fees increased for the three months and nine months ended September 30, 2008, as compared to the three months and nine months ended September 30, 2007. The net increase in wealth management fees is attributable to an overall fee increase for many of the accounts with assets under management, estate administration fees and increased fees collected for tax return preparation.
Rental income decreased for the three months and nine months ended September 30, 2008, as compared to the three months and nine months ended September 30, 2007, which was due to a decline in tenants at the 4930 North Pennsylvania Street location due to the bank occupying more space.
Service charges and fees on deposit accounts increased for the three months and nine months ended September 30, 2008, as compared to the three months and nine months ended September 30, 2007. The increase is primarily attributable to an increase in service charges collected for DDA business accounts due to a lower earnings credit rate in 2008 compared to 2007.

Mortgage banking income increased for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007. The increase was due to an increase in the gain on mortgage loan sales for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007. Gain on mortgage loan sales were $154,044 and $53,770 for the three months ended September 30, 2008 and 2007, respectively. Additionally, the increase is due to a write down of the fair value of the mortgage servicing rights (“MSRs”) of $3,094 for the three months ended September 30, 2008, as compared to a write down of $93,861 for the three months ended September 30, 2007. When a mortgage loan is sold and the MSRs are retained, the MSRs are recorded as an asset on the balance sheet. The value of the MSRs is sensitive to changes in interest rates. In a declining interest rate environment, mortgage loan refinancings generally increase, causing actual and expected loan prepayments to increase, which decreases the value of existing MSRs. Conversely, as interest rates rise, mortgage loan refinancings generally decline, causing actual and expected loan prepayments to decrease, which increases the value of the MSRs.
Mortgage banking income decreased for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007. The decrease for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007, is due to a write down of the fair value of the mortgage servicing rights (“MSRs”) of $409,621 for the nine months ended September 30, 2008, compared to a write down of $114,370 for the nine months ended September 30, 2007. Offsetting this decrease was an increase in the net gain on the sale of mortgage loans. A net gain of $333,351 was recorded for the nine months ended September 30, 2008, as compared to a net gain of $118,050 for nine months ended September 30, 2007. Mortgage originations were in excess of $49,300,000 with $24,500,000 being sold to the secondary market in the first nine months of 2008 as compared to mortgage originations in excess of $17,500,000 with sales of $9,600,000 to the secondary market in the first nine months of 2007.
Interchange income increased for the three months and nine months ended September 30, 2008, as compared to the three months and nine months ended September 30, 2007. The increase is attributable to higher transaction volumes for debit cards and credit cards in 2008 compared to the same period the previous year and a reduction in cash back rewards expense for the three and nine months ended September 30, 2008, as compared to the three months and nine months ended September 30, 2007.
Other income increased for the three months and nine months ended September 30, 2008, as compared to three months and nine months ended September 30, 2007. The increase is primarily due to an increase in letter of credit fees, application fees, Mastercard/Visa merchant fees, as well as prepayment penalties and late fees collected. The increase is offset by a decrease in documentation fees and Bank Owned Life Insurance (“BOLI”) income.

Other Operating Expenses
The following table details the components of other operating expense:

	Three months ended
	September 30,
	2008	2007	$ Change	% Change

Salaries, wages, and employee benefits	$4,339,324	$4,885,349	$(546,025)	-11.2%
Occupancy	512,063	485,765	26,298	5.4%
Furniture and equipment	352,200	309,427	42,773	13.8%
Professional services	525,108	452,519	72,589	16.0%
Data Processing	492,235	435,950	56,285	12.9%
Business development	430,248	355,745	74,503	20.9%
Other	1,266,399	1,025,712	240,687	23.5%

Total other operating expenses	$7,917,577	$7,950,467	$(32,890)	-0.4%

	Nine months ended
	September 30,
	2008	2007	$ Change	% Change

Salaries, wages, and employee benefits	$14,209,795	$13,803,636	$406,159	2.9%
Occupancy	1,553,757	1,357,341	196,416	14.5%
Furniture and equipment	1,058,340	919,596	138,744	15.1%
Professional services	1,499,196	1,281,933	217,263	16.9%
Data Processing	1,522,310	1,319,110	203,200	15.4%
Business development	1,175,298	1,038,725	136,573	13.1%
Other	4,999,631	2,942,350	2,057,281	69.9%

Total other operating expenses	$26,018,327	$22,662,691	$3,355,636	14.8%

Total other operating expenses for the three months ended September 30, 2008, decreased as compared to the three months ended September 30, 2007. Total other operating expenses increased for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007.
Salaries, wages and employee benefits decreased for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, and increased for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007.
The decrease in salaries, wages and employee benefits for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007, is primarily attributable to a decrease in the performance bonus accrual and the associated employer FICA tax on the performance bonus accrual and an increase in capitalized salary and benefits costs under FASB No. 91. The decrease is partially offset by an increase in salary expense, group medical, and 401(k) contributions due to an increase in full-time equivalent employees.
The increase in salaries, wages and employee benefits for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007, is the result of increased salary expense, group medical benefits, employee training expense, and 401(k) contributions due to an increase in full-time equivalent employees from 217 at September 30, 2007, compared to 238 at September 30, 2008. Many employees receive their annual merit raises in the first quarter of each year. The increase is partially offset by a decrease in performance bonus accrual and the associated employer FICA tax on the performance bonus. Capitalized salary and benefit costs under FASB No. 91 increased for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, and is offsetting the overall increase.

Occupancy expense increased for the three and nine months ended September 30, 2008, as compared to the three months and nine months ended September 30, 2007. The increase is due to increased real estate taxes for the purchase of the land and building at our banking center located at 4930 North Pennsylvania Street in January 2007, the purchase of the land at our banking center located at 106th Street and Michigan Road in March 2007, the purchase of land located at the Villages of West Clay in June 2007, and the purchase of the land at our banking center located at Cool Creek Village in March 2008. Also, leasehold improvements expense and building rental expense increased due to the opening of a new lockbox processing center/disaster site in January 2008. Snow removal costs, general building maintenance, and electric expense were higher for the three months ended and nine months ended September 30, 2008, compared to the three months ended and nine months ended September 30, 2007.
Furniture and equipment expense increased for the three months and nine months ended September 30, 2008, as compared to the three months and nine months ended September 30, 2007. The increase is due to an increase in depreciation expense for furniture, fixtures, and equipment, computer equipment and maintenance contracts as a result of the January 2008 opening of the new banking center located at Cool Creek Village as well as the opening of the new lockbox processing center/disaster site in January 2008.
Professional services expense increased for the three months and nine months ended September 30, 2008, as compared to the three months and nine months ended September 30, 2007. The increase is due to an increase in courier service, advertising agency fees, accounting fees, and attorney fees.
Data processing expenses increased for the three months and nine months ended September 30, 2008, as compared to the three months and nine months ended September 30, 2007. The increase is due to an increase in bill payment services, ATM/debit cards, credit cards, increased service bureau fees related to increased transaction activity by the Bank, and assistance with the fiduciary income tax preparation for Wealth Management accounts.
Business development expenses increased for the three months and nine months ended September 30, 2008, as compared to the three months and nine months ended September 30, 2007. The increase is due to an increase in advertising, customer relations and entertainment, and grand opening expense for the new banking center located at Cool Creek Village. The increase is offset by a decrease in public relations.
Other expenses increased for the three months and nine months ended September 30, 2008, as compared to the three months and nine months ended September 30, 2007, due an increase in telephone expense, software maintenance, loan collection expense, other real estate expense, ATM surcharges refunded, correspondent bank charges, and FDIC insurance. Previously, the Corporation had only paid FICO insurance because it had received a one time credit from the FDIC in early 2007 and did not have to pay FDIC insurance premiums. The Corporation had only a small amount of the credit available for offset against the first quarter 2008 insurance premium. Also contributing to the increase was a non-recurring charge in the first quarter of $1,382,000 related to certain deposit accounts.

Federal and State Income Tax

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
		As Restated		As Restated
Net income before federal and state income tax	$2,441,173	$2,817,097	$4,735,157	$8,712,479

Federal income tax	588,778	744,639	1,023,153	2,298,865
State income tax	209,425	196,504	313,078	554,684

Total income tax	$798,203	$941,143	$1,336,232	$2,853,549

Effective tax rate	32.7%	33.4%	28.2%	32.8%

The decrease in the effective tax rate for the three and nine months ended September 30, 2008, as compared to the three months and nine months ended September 30, 2007, is due to lower pretax income and an increase in tax exempt interest income and Enterprise Zone Tax Credit.
Liquidity and Interest Rate Sensitivity
The Corporation must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets—those which can be converted into cash and access to additional sources of funds. The Corporation must monitor its liquidity ratios as established in the Asset/Liability (“ALCO”) Committee Policy. In addition, the Corporation has established a contingency funding plan to address liquidity needs in the event of depressed economic conditions. The liquidity position is continually monitored and reviewed by ALCO.
The Corporation has many sources of funds available, including: overnight federal funds sold, investments available for sale, maturity of investments held for sale, deposits, Federal Home Loan Bank (“FHLB”) advances, and issuance of debt. Proceeds from maturities of investment securities are the most significant funding sources and deposits are the most significant use of funds during the nine months ended September 30, 2008. During the nine months ended September 30, 2007, deposits were the most significant funding source and loans were the most significant use of funds.
The Corporation maintained a revolving credit agreement with Harris Trust and Savings Bank in the amount of $5,000,000 that would have matured September 30, 2007. On June 29, 2007, the Corporation entered into a $5,000,000 revolving loan agreement with US Bank, which matured on June 27, 2008, to replace the revolving credit agreement with Harris Trust and Savings Bank. The revolving loan agreement with US Bank was renewed and will mature June 27, 2009. The loan agreement is used to provide additional liquidity support to the Bank, if needed. On September 5, 2008, the Corporation drew $1,300,000 on the revolving loan agreement with US Bank. There were no borrowings under either agreement at September 30, 2007.

Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as available for sale, and maturing loans. Federal funds sold represented the Corporation’s primary source of immediate liquidity and were maintained at a level adequate to meet immediate needs. Federal funds sold averaged approximately $33,078,000 for the nine months ended September 30, 2008, and $51,686,000 for the nine months ended September 30, 2007. Reverse repurchase agreements may serve as a source of liquidity, but are primarily used as collateral for customer balances in overnight repurchase agreements. Maturities in the Corporation’s loan and investment portfolios are monitored regularly to manage the maturity dates of deposits to coincide with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.
The Corporation’s management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation’s liquidity position.
The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At September 30, 2008, the Corporation’s rate sensitive liabilities exceeded rate sensitive assets due within one year by $125,922,000.
As part of managing liquidity, the Corporation monitors its loan to deposit ratio on a daily basis. At September 30, 2008, the ratio was 93.2%.
The Corporation experienced a decrease in cash and cash equivalents, another primary source of liquidity, of $105,947,658 during the nine months ended September 30, 2008. The decrease is primarily due to a net increase in loans, the purchase of investment securities and a decrease in deposits. Reverse repurchase agreements, which is included in cash and cash equivalents, used net cash of $80,000,000. Proceeds from the maturities of investment securities provided cash of $33,608,923. Lending activities used $46,464,409 and the purchase of bank premises and equipment used $5,941,080.
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
The Corporation maintained a revolving credit agreement with Harris Trust and Savings Bank in the amount of $5,000,000 that would have matured September 30, 2007. On June 29, 2007, the Corporation entered into a $5,000,000 revolving loan agreement with US Bank, which matured on June 27, 2008, to replace the revolving credit agreement with Harris Trust and Savings Bank. The revolving loan agreement with US Bank was renewed and will mature June 27, 2009. The loan agreement is used to provide additional liquidity support to the Bank, if needed. On September 5, 2008, the Corporation drew $1,300,000 on the revolving loan agreement with US Bank. There were no borrowings under either agreement at September 30, 2007.

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
The Bank entered into $5,000,000 subordinated term loan agreement with Harris Trust and Savings Bank dated June 6, 2003. The first advance was made in the amount of $2,000,000 on June 6, 2003. The second advance was made in the amount of $3,000,000 on May 3, 2004. The final maturity date of the loan was June 6, 2012. The outstanding principal balance was due at maturity; prepayment of the principal balance was permitted prior to maturity with prior consent from the Federal Reserve. On June 29, 2007, the Bank entered into a Subordinated Debenture Purchase Agreement with US Bank in the amount of $5,000,000, which will mature on June 28, 2017. The proceeds from the Subordinated Debenture Purchase Agreement with US Bank were used to pay in full the Subordinated Debenture Term Agreement with Harris Trust and Savings Bank in the amount of $5,000,000. Under the terms of the agreement, the Bank pays 3-month LIBOR plus 1.2% which equated to 5.013% at June 30, 2008. Interest payments are due at the expiration of the fixed term option.
The Bank has incurred indebtedness pursuant to FHLB advances as follows:

September 30,
2008			2007
Amount	Rate	Maturity	Amount	Rate	Maturity
$3,000,000	5.55%	10/2/2008	$3,000,000	5.55%	10/2/2008
20,000,000	2.26%	12/22/2008

$23,000,000			$3,000,000

The Bank may add indebtedness of this nature in the future if determined to be in the best interest of the Bank.
Capital for the Bank is at or above the well capitalized regulatory requirements at September 30, 2008. Pertinent capital ratios for the Bank as of September 30, 2008, are as follows:

		Well	Adequately
	Actual	Capitalized	Capitalized
Tier 1 risk-based capital ratio	9.0%	6.0%	4.0%
Total risk-based capital ratio	10.8%	10.0%	8.0%
Leverage ratio	7.6%	5.0%	4.0%
Dividends from the Bank to the Corporation may not exceed the net undivided profits of the Bank (included in consolidated retained earnings) for the current calendar year and the two previous calendar years without prior approval from the Office of the Comptroller of the Currency. In addition, Federal banking laws limit the amount of loans the Bank may make to the Corporation, subject to certain collateral requirements. The Bank declared and made a $975,000 dividend to the Corporation during the nine months ended September 30, 2008, and 2007. No loans from the Bank to the Corporation were made during the nine months ended September 30, 2008, or 2007.

In 2003, the Board of Directors of the Corporation authorized and announced a repurchase program entitled Program One and Program Two. Program One covers employees and directors and was initially set to expire December 2005. During the fourth quarter of 2005, the Board of Directors authorized the extension of Program One until December 31, 2008, unless terminated earlier by the Board of Directors, and authorized an additional $1,900,000 to be allocated to Program One. Under Program One, the Corporation may purchase in individually negotiated transactions its shares from employees and directors who wish to sell their stock. Program Two covers all other shareholders and was set to expire December 2005, unless terminated earlier by the Board of Directors. During the fourth quarter of 2005, the Board of Directors authorized the extension of Program Two until December 31, 2008, unless terminated earlier by the Board of Directors, and authorized an additional $2,600,000 to be allocated to Program Two. Under Program Two, the Corporation may purchase in individually negotiated transactions its shares from shareholders who wish to sell.
On July 17, 2008, the Board of Directors authorized an increase of $200,000 to Program One and a decrease of $200,000 to Program Two.
On September 18, 2008, the Board of Directors of the Corporation voted to merge the two stock repurchase programs of the Corporation and authorized the allocation of an additional $500,000 to the merged stock repurchase program. Under the resulting stock repurchase program, the Corporation may repurchase its shares in individually negotiated transactions from time to time as shares become available. The Corporation will fund purchases under the repurchase program from available working capital. The stock repurchase program does not require the Corporation to acquire any specific number of shares and may be modified, suspended, extended or terminated by the Corporation at any time without prior notice. The repurchase program will terminate on December 31, 2008, unless earlier suspended or discontinued by the Corporation. As of September 30, 2008, $361,343 was available for the repurchase of shares under the stock repurchase program.
Recent Accounting Pronouncements and Developments
Note 11 to the Consolidated Financial Statements under Item 1 discuss new accounting policies adopted by the Corporation during 2008 and the expected impact of the adoption of these accounting policies.
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

At September 30, 2008, the interest rate risk position of the Corporation was liability sensitive. Maintaining a liability sensitive interest rate risk position means that net income should decrease as rates rise and increase as rates fall. Due to the mix and timing of the repricing of the Corporation’s assets and liabilities, net income is well within the Board approved risk policy when rates increase or decrease in a 200 basis point interest rate shock.
See further discussion liquidity and interest rate sensitivity on pages 26 — 27 of this report.
There have been no material changes in the quantitative analysis used by the Corporation since filing the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, (the “2007 Form 10-K”); for further discussion of the quantitative analysis used by the Corporation refer to page 49 of the 2007 Form 10-K filed with the U.S. Securities and Exchange Commission on March 14, 2008.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2008, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures as of September 30, 2008, were effective in ensuring information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
Limitations on the Effectiveness of Controls
The Corporation’s management, including its principal executive officer and principal financial officer, does not expect that the Corporation’s disclosure controls and procedures and other internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can only be reasonable assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.
Part II — Other Information.
Item 1. Legal Proceedings
Neither the Corporation nor its subsidiaries are involved in any pending material legal proceedings at this time, other than routine litigation incidental to their business.
Item 1A. Risk Factors
There have been no material changes in our risk factors from that disclosed in our 2007 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	On July 24, 2008, the Corporation sold a total of 2,000 shares of common stock for proceeds of $40,000 to one officer of the Corporation pursuant to the exercise of stock options by the officer.

On July 31, 2008, the Corporation sold a total of 1,600 shares of common stock for proceeds of $47,200 to one officer of the Corporation pursuant to the exercise of stock options by the officer.

On August 15, 2008, the Corporation sold a total of 3,300 shares of common stock for proceeds of $91,100 to two officers of the Corporation pursuant to the exercise of stock options by the officers.

On September 5, 2008, the Corporation sold a total of 3,600 shares of common stock for proceeds of $96,400 to two officers of the Corporation pursuant to the exercise of stock options by the officers.

All of these shares were sold in private placements pursuant to Section 4(2) and 3(a)(11) of the Securities Act of 1933.

(b)	Not applicable.

(c)
In 2003, the Board of Directors of the Corporation authorized and announced a repurchase program entitled Program One and Program Two. Program One covers employees and directors and was initially set to expire December 2005. During the fourth quarter of 2005, the Board of Directors authorized the extension of Program One until December 31, 2008, unless terminated earlier by the Board of Directors and authorized an additional $1,900,000 to be allocated to Program One. Under Program One, the Corporation may purchase in individually negotiated transactions its shares from employees and directors who wish to sell their stock. Program Two covers all other shareholders and was set to expire December 2005, unless terminated earlier by the Board of Directors. During the fourth quarter of 2005, the Board of Directors authorized the extension of Program Two until December 31, 2008, unless terminated earlier by the Board of Directors, and authorized an additional $2,600,000 to be allocated to Program Two. Under Program Two, the Corporation may purchase in individually negotiated transactions its shares from shareholders who wish to sell.

On July 17, 2008 the Board of Directors authorized an increase of $200,000 to Program One, and a decrease of $200,000 to Program Two.

On September 18, 2008, the Board of Directors of the Corporation voted to merge the two stock repurchase programs of the Corporation, and authorized the allocation of an additional $500,000 to the merged stock repurchase program. Under the resulting stock repurchase program, the Corporation may repurchase its shares in individually negotiated transactions from time to time as shares become available. The Corporation will fund purchases under the repurchase program from available working capital. The stock repurchase program does not require the Corporation to acquire any specific number of shares and may be modified, suspended, extended or terminated by the Corporation at any time without prior notice. The repurchase program will terminate on December 31, 2008, unless earlier suspended or discontinued by the Corporation. As of September 30, 2008, $361,343 was available for the repurchase of shares under the stock repurchase program.

The following table sets forth the issuer repurchases of equity securities that are registered by the Corporation pursuant to Section 12 of the Securities Exchange Act of 1934 during the third quarter of 2008:

				Maximum
			Total Number	Number (or
			of Shares	Approximate
			Purchased as	Dollar Value) of
	Total Number		Part of	Shares that May
	of Shares		Publicly	Yet Be
	Purchased		Announced	Purchased Under
	during 3rd	Average Price	Plans of	the Plans or
Period	Quarter 2008	Paid per Share	Programs**	Programs

July 1 – July 31, 2008	8,608	$51.46	8,608	$779,936.00

August 1 – August 31, 2008	4,000	$51.73	4,000	$573,011.00

Sept. 1 – Sept. 30, 2008	13,725	$51.85	13,725	$361,343.00

Total	26,333	*	26,333

*	The weighted average price per share for the period July 2008 through September 2008 was $51.70.

**	All shares repurchased by the Corporation during 2008 were completed pursuant to Program One and Program Two.

Item 3. Defaults Upon Senior Securities — Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders — Not applicable.
Item 5. Other Information — Not applicable.
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

10.14
The National Bank of Indianapolis Corporation 401(k) Savings Plan (as amended and restated generally effective January 1, 2006), filed as Exhibit 10.14 to Form 10-K dated December 31, 2005, is incorporated by reference.

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
Date: November 6, 2008

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

10.14
The National Bank of Indianapolis Corporation 401(k) Savings Plan (as amended and restated generally effective January 1, 2006), filed as Exhibit 10.14 to Form 10-K dated December 31, 2005, is incorporated by reference.

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