Form 10-K
period 2008-12-31
NATIONAL BANK OF INDIANAPOLIS CORP
filed 2009-03-13
CIK 912382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $79,604,662. The number of shares of the registrant’s Common Stock outstanding March 13, 2009 was 2,320,492.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the Registrant’s definitive proxy statement to be filed in connection with the annual meeting of shareholders to be held on June 18, 2009.

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
The Bank opened for business to the public on December 20, 1993. The Bank’s deposits are insured by the FDIC. The Bank currently conducts its business through eleven offices, including its downtown headquarters located at 107 North Pennsylvania Street in Indianapolis, and its neighborhood bank offices located at:
•	84th Street and Ditch Road in northwestern Marion County;

•	82nd Street and Bash Road in northeastern Marion County;

•	Chamber of Commerce Building on North Meridian Street;

•	One America Office Complex in downtown Indianapolis;

•	49th Street and North Pennsylvania Street in northern Marion County;

•	Keystone Avenue and East Carmel Drive in Hamilton County;

•	106th Street and Michigan Road in Hamilton County;

•	Smith Valley Road and S.R. 135 in Johnson County;

•	2714 East 146th Street in Hamilton County; and

•	2410 Harleston Street in Hamilton County.
The Bank provides a full range of deposit, credit, and money management services to its targeted market, which is small to medium size businesses, affluent executive and professional individuals, and not-for-profit organizations. The Bank has full trust powers.
Management initially sought to position the Bank to capitalize on the customer disruption, dissatisfaction, and turn-over which it believed had resulted from the acquisition of the three largest commercial banks located in Indianapolis by out-of-state holding companies. Management is now focused on serving the local markets with an organization which is not owned by an out-of-state company and whose decisions are made locally. On December 31, 2008, the Corporation had consolidated total assets of $1.118 billion and total deposits of $966 million.
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
The Bank offers a broad range of deposit services typically available from most banks and savings associations, including interest and non-interest bearing checking accounts, savings and other kinds of deposits of various types (ranging from daily money market accounts to longer term certificates of deposit). The Bank has emphasized paying competitive interest rates on deposit products.
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
The Bank has a full-service Wealth Management division, which offers trust, estate, retirement and money management services.
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

Employees. The Corporation and the Bank has 252 employees, of which 241 are full-time equivalent employees. The Bank has employed persons with substantial experience in the Indianapolis MSA banking market. The average banking experience level for all Bank employees is in excess of 15 years.
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
Commercial loans typically entail a thorough analysis of the borrower and its management, limited review of its industry, current and projected financial condition and other factors. Credit analysis involves cash flow analysis, collateral, the type of loan, loan maturity, terms and conditions, and various loan-to-value ratios as they relate to loan policy. The Bank typically requires commercial borrowers to have annual financial statements prepared by independent accountants and may require such financial statements to be audited or reviewed by accountants. The Bank generally requires appraisals or evaluations in connection with loans secured by real estate. Such appraisals or evaluations are usually obtained prior to the time funds are advanced. The Bank also often requires personal guarantees from principals involved with closely-held corporate borrowers.
Generally, the Bank requires loan applications or personal financial statements from its personal borrowers on loans that the Bank originates. Loan officers complete a debt to income analysis, an analysis of the borrower’s liquidity, and an analysis of collateral, if appropriate, that should meet established standards of lending policy.
The Bank maintains a comprehensive loan policy that establishes guidelines with respect to all categories of lending. In addition, loan policy sets forth lending authority for each loan officer. The Loan Committee of the Bank reviews all loans in excess of $500,000. Any loan in excess of a lending officer’s lending authority, up to $2,000,000, must receive the approval of the Chief Executive Officer (“CEO”), Chief Lending Officer (“CLO”), Chief Credit Officer, Commercial Lending Manager, or Chief Client Officer. Loans in excess of $2,000,000 but less than $6,000,000 must be approved by the Loan Committee prior to the Bank making such loan. The Board of Directors Loan Policy Committee is not required to approve loans unless they are above $6,000,000. Commercial loans are assigned a numerical rating based on creditworthiness and are monitored for improvement or deterioration. Consumer loans are monitored by delinquency trends. The consumer portfolios are assigned an average weighted risk grade based on specific risk characteristics. Loans are made primarily in the Bank’s designated market area.
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
Capital Adequacy Guidelines for Bank Holding Companies. The Federal Reserve, as the regulatory authority for bank holding companies, has adopted capital adequacy guidelines for bank holding companies. Bank holding companies with assets in excess of $500 million must comply with the Federal Reserve’s risk-based capital guidelines which require a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities such as standby letters of credit) of 8%. At least half of the total required capital must be “Tier 1 capital,” consisting principally of common stockholders’ equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries, less certain goodwill items. The remainder (“Tier 2 capital”) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, cumulative perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a Tier 1 (leverage) capital ratio under which the bank holding company must maintain a minimum level of Tier 1 capital to average total consolidated assets of 3% in the case of bank holding companies which have the highest regulatory examination ratings and are not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a ratio of at least 1% to 2% above the stated minimum.

Certain regulatory capital ratios for the Corporation as of December 31, 2008 are shown below:

Tier 1 Capital to Risk-Weighted Assets	8.8%

Total Risk Based Capital to Risk-Weighted Assets	10.6%

Tier 1 Leverage Ratio	7.5%
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
The deposits of the Bank are insured by the Deposit Insurance Fund (“DIF”) administered by the FDIC and are subject to the FDIC’s rules and regulations respecting the insurance of deposits. See “Deposit Insurance”.
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
Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. Under the regulations of the FDIC, as presently in effect, insurance assessments range from 0.12% to 0.50% of total deposits for the first quarter 2009 assessment period only (subject to the application of assessment credits, if any, issued by the FDIC in 2008). Effective April 1, 2009, insurance assessments will range from 0.07% to 0.78%, depending on an institution’s risk classification, as well as its unsecured debt, secured liability and brokered deposits. In addition, under an interim rule, the FDIC proposes to impose a 20 basis point emergency special assessment on insured depository institutions on June 30, 2009. The emergency special assessment would be collected on September 30, 2009. The interim rule also authorizes the FDIC to impose an additional emergency special assessment after June 30, 2009, of up to 10 basis points, if necessary to maintain public confidence in federal deposit insurance.

Deposits in the Bank are insured by the FDIC up to a maximum amount, which is generally $250,000 (in effect until December 31, 2009) per depositor subject to aggregation rules. The Bank is also subject to assessment for the Financial Corporation (“FICO”) to service the interest on its bond obligations. The amount assessed on individual institutions, including the Bank, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. Increases in deposit insurance premiums or changes in risk classification will increase the Bank’s cost of funds, and it may not be able to pass these costs on to its customers. During 2007, the FDIC began collecting deposit insurance premiums in arrears. The last payment was made by the Bank on December 30, 2008, for the quarter ended September 30, 2008, in the amount of $160,806.
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
Certain actual regulatory capital ratios under the OCC’s risk-based capital guidelines for the Bank at December 31, 2008 are shown below:

Tier 1 Capital to Risk-Weighted Assets	8.8%

Total Risk-Based Capital to Risk-Weighted Assets	10.5%

Tier 1 Leverage Ratio	7.5%

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
The Bank is also subject to the “prompt corrective action” regulations, which implement a capital-based regulatory scheme designed to promote early intervention for troubled banks. This framework contains five categories of compliance with regulatory capital requirements, including “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. As of December 31, 2008, the Bank was qualified as “well capitalized.” It should be noted that a bank’s capital category is determined solely for the purpose of applying the “prompt corrective action” regulations and that the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decrease, as it moves downward through the capital categories. Bank holding companies controlling financial institutions can be required to boost the institutions’ capital and to partially guarantee the institutions’ performance.
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
Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises. Congress, the United States Department of the Treasury (“Treasury”) and the federal banking regulators, including the FDIC, have taken broad action since early September 2008 to address volatility in the U.S. banking system and financial markets.
In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. The EESA authorizes Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (“TARP”). The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. As part of TARP, Treasury has allocated $250 billion towards the Capital Purchase Program. Under the Capital Purchase Program, Treasury will purchase debt or equity securities from participating institutions. Participants in the Capital Purchase Program are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications. The Corporation elected not to participate in this program.
EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000. This increase is in place until the end of 2009 and is not covered by deposit insurance premiums currently paid by the banking industry.
Following a systemic risk determination, on October 14, 2008, the FDIC established a Temporary Liquidity Guarantee Program (“TLGP”). The TLGP includes the Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts. Institutions participating in the TAGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place. The TLGP also includes the Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies. The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012. The DGP coverage limit is generally 125% of the entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their total liabilities as of September 30, 2008. Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012. The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008. The Company did not opt out of the TAGP or the DGP, although it does not have any eligible debt and therefore does not currently anticipate paying any premium associated with the DGP.

On February 17, 2009, President Barack Obama signed the American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs. In addition, ARRA imposes new executive compensation and corporate governance limits on current and future participants in the Treasury’s Capital Purchase Program which are in addition to those previously announced by Treasury. The new limits remain in place until the participant has redeemed the preferred stock sold to Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to Treasury’s consultation with the recipient’s appropriate federal regulator.
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
Enforcement Powers. Federal regulatory agencies may assess civil and criminal penalties against depository institutions and certain “institution-affiliated parties”, including management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs.
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
Item 1A. Risk Factors
Difficult conditions in the capital markets and the economy generally may materially adversely affect our business and results of operations
Our results of operations are materially affected by conditions in the capital markets and the economy generally. The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months at unprecedented levels. In many cases, these markets have produced downward pressure on stock prices of, and credit availability to, certain companies without regard to those companies’ underlying financial strength.
Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining U.S. real estate market have contributed to increased volatility and diminished expectations for the economy and the capital and credit markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and national recession. In addition, the fixed-income markets are experiencing a period of extreme volatility which has negatively impacted market liquidity conditions. Initially, the concerns on the part of market participants were focused on the subprime segment of the mortgage-backed securities market. However, these concerns have since expanded to include a broad range of mortgage-and asset-backed and other fixed income securities, including those rated investment grade, the U.S. and international credit and interbank money markets generally, and a wide range of financial institutions and markets, asset classes and sectors.
Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our financial products could be adversely affected. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our business, results of operations and financial condition. The current mortgage crisis and economic slowdown has also raised the possibility of future legislative and regulatory actions in addition to the recent enactment of EESA that could further impact our business. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations and financial condition.

There can be no assurance that actions of the U.S. government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets will achieve the intended effect
In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, President Bush signed EESA into law. Pursuant to EESA, the Treasury has the authority to utilize up to $700 billion to purchase distressed assets from financial institutions or infuse capital into financial institutions for the purpose of stabilizing the financial markets. The Treasury announced the Capital Purchase Program under EESA pursuant to which it has purchased and will continue to purchase senior preferred stock in participating financial institutions such as the Company. There can be no assurance, however, as to the actual impact that EESA, including the Capital Purchase Program and the Treasury’s Troubled Asset Repurchase Program, will have on the financial markets or on us. The failure of these programs to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.
The federal government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. There can be no assurance as to what impact such actions will have on the financial markets, including the extreme levels of volatility currently being experienced. Such continued volatility could materially and adversely affect our business, financial condition and results of operations, or the trading price of our common stock.
We may be required to pay significantly higher Federal Deposit Insurance Corporation (FDIC) premiums in the future
Recent insured institution failures, as well as deterioration in banking and economic conditions, have significantly increased FDIC loss provisions, resulting in a decline in the designated reserve ratio to historical lows. The FDIC expects a higher rate of insured institution failures in the next few years compared to recent years; thus, the reserve ratio may continue to decline. In addition, EESA temporarily increased the limit on FDIC coverage to $250,000 through December 31, 2009. These developments will cause the premiums assessed to us by the FDIC to increase.
On December 16, 2008, the FDIC Board of Directors determined deposit insurance assessment rates for the first quarter of 2009 at 12 to 14 basis points per $100 of deposits. Beginning April 1, 2009, the rates will increase to 12 to 16 basis points per $100 of deposits. Additionally, on February 27, 2009, the FDIC announced an interim rule imposing a 20 basis point special emergency assessment on June 30, 2009, payable September 30, 2009. The interim rule also allows the FDIC to impose a special emergency assessment after June 30, 2009, of up to 10 basis points if necessary to maintain public confidence in FDIC insurance. These higher FDIC assessment rates and special assessments could have an adverse impact on our results of operations.

Recent negative developments in the financial industry and the credit markets may subject us to additional regulation
As a result of the recent global financial crisis, the potential exists for new federal or state laws and regulations regarding lending and funding practices and liquidity standards to be promulgated, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and may adversely impact our financial performance.
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
The geographic concentration of our markets makes our business highly susceptible to local economic conditions
Unlike larger banking organizations that are more geographically diversified, our operations are currently concentrated in four counties located in central Indiana. As a result of this geographic concentration, our financial results depend largely upon economic conditions in these market areas. Deterioration in economic conditions in our market could result in one or more of the following:
•	an increase in loan delinquencies;

•	an increase in problem assets and foreclosures;

•	a decrease in the demand for our products and services; and

•	a decrease in the value of collateral for loans, especially real estate, in turn reducing customers’ borrowing power, the value of assets associated with problem loans and collateral coverage.
Future growth or operating results may require the Corporation to raise additional capital but that capital may not be available or it may be dilutive
The Corporation is required by federal and state regulatory authorities to maintain adequate levels of capital to support its operations. To the extent the Corporation’s future operating results erode capital or the Corporation elects to expand through loan growth or acquisition it may be required to raise capital. The Corporation’s ability to raise capital will depend on conditions in the capital markets, which are outside of its control, and on the Corporation’s financial performance. Accordingly, the Corporation cannot be assured of its ability to raise capital when needed or on favorable terms. If the Corporation cannot raise additional capital when needed, it will be subject to increased regulatory supervision and the imposition of restrictions on its growth and business. These could negatively impact the Corporation’s ability to operate or further expand its operations through acquisitions or the establishment of additional branches and may result in increases in operating expenses and reductions in revenues that could have a material adverse effect on its financial condition and results of operations.

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Property
The Bank owns the downtown office building which houses its main office as well as the Corporation’s main office at 107 North Pennsylvania Street, Indianapolis, Indiana. The Bank and the Corporation utilize eight floors of this ten-story building and lease the remainder to other business enterprises.
The Bank opened its first neighborhood bank office in February 1995 at 84th and Ditch Road. The Bank also opened a neighborhood bank office at 82nd and Bash Road on the northeast side of Indianapolis in December 1995. The Bank owns the land and the premises for both of these offices. In March 1996, the Bank opened an office in the Chamber of Commerce building at 320 N. Meridian Street in the downtown Indianapolis area. The Bank leases the premises at this banking office. In March 1998, the Bank opened an office at 4930 North Pennsylvania Street and leased the premises at this banking office until January 2, 2007, when the Bank purchased the property. In June 1999, the Bank opened an office in the One America Office Complex located at One American Square in the downtown Indianapolis area. The Bank leases the premises at this banking office. In September 2000, the Bank opened an office at 650 East Carmel Drive in Carmel. This office is located in Hamilton County, which is north of Indianapolis. The Bank leases the premises at this banking office. In October 2001, the Bank opened an office at 1675 West Smith Valley Road in Greenwood, which was leased. During 2005, the Bank upgraded the Greenwood Bank Office to a full-size, freestanding building located at 1689 West Smith Valley Road. The Bank owns the land and the premises for this office. In January 2005, the Bank opened an office located at 106th and Michigan Road. The Bank owns the premises for this office and leased the land on which the building is constructed. In March 2007, the Bank purchased the property at this location. In January 2008, the Bank opened an office at 2714 East 146th Street in Cool Creek Village, which is located in Hamilton County. The Bank owns the premises for this office and leased the land until it was purchased in March 2008. In June 2007, the Bank purchased land in the Villages of West Clay, located in Hamilton County and opened this location in November 2008. The Bank owns the premises for this office. In June 2008, the Bank purchased land at 116th and Olio Road, located in Hamilton County, which will be used to construct a banking center to be opened during the fourth quarter of 2009.
The Bank has installed four remote ATMs at the following locations: Indianapolis City Market, Parkwood Crossing, Meridian Mark II Office Complex, and Department of Metropolitan Development. These remote ATMs provide additional banking convenience for the customers of the Bank and generate an additional source of fee income for the Bank.

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
Item 4. Submission of Matters to a Vote of Security Holders
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Shares of the common stock of the Corporation are not traded on any national or regional exchange or in the over-the-counter market. Accordingly, there is no established market for the common stock. There are occasional trades as a result of private negotiations which do not always involve a broker or a dealer. The table below lists the high and low prices per share, of which management is aware, during 2008 and 2007.

	Price per Share
	High		Low
Quarter	2008	2007	2008	2007
First Quarter	$53.93	$48.21	$52.22	$47.38
Second Quarter	$51.80	$49.87	$50.92	$48.67
Third Quarter	$52.29	$50.41	$51.12	$49.78
Fourth Quarter	$52.36	$53.02	$38.18	$52.22
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
The Corporation had 678 shareholders on record as of March 13, 2009.
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
During the fourth quarter of 2008, the Corporation sold common stock pursuant to the exercise of stock options to employees and directors in the aggregate of 10,400 shares for $242,200. As previously reported in the Corporation’s prior filings with the Securities and Exchange Commission, the Corporation sold pursuant to the exercise by employees and directors of stock options an aggregate of 10,500 shares for $274,700 during the third quarter of 2008, an aggregate of 5,800 shares for $104,200 during the second quarter of 2008, and an aggregate of 2,800 shares for $46,000 during the first quarter of 2008. All of these shares were sold in private placements pursuant to Section 4(2) of the Securities Act of 1933.

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
On July 17, 2008, the Board of Directors authorized an increase of $200,000 to Program One, and a decrease of $200,000 to Program Two.
On September 18, 2008, the Board of Directors of the Corporation voted to merge Program One and Program Two stock repurchase programs of the Corporation. In addition, the Board of Directors authorized the allocation of an additional $500,000 to the merged stock repurchase program. Under the resulting stock repurchase program, the Corporation may repurchase its shares in individually negotiated transactions from time to time as shares become available. The Corporation will fund purchases under the repurchase program from available working capital. The stock repurchase program does not require the Corporation to acquire any specific number of shares and may be modified, suspended, extended or terminated by the Corporation at any time without prior notice. The repurchase program would have terminated on December 31, 2008, but was terminated by the Board of Directors of the Corporation on November 20, 2008.
On November 20, 2008, the Board of adopted a new three-year stock repurchase program for directors and employees. Under the new stock repurchase program, the Corporation may repurchase shares in individually negotiated transactions from time to time as such shares become available and spend up to $8 million to repurchase such shares over the three-year term. Subject to the $8 million limitation, the Corporation intends to purchase shares recently acquired by the selling shareholder pursuant to the exercise of stock options or the vesting of restricted stock, and limit its acquisition of shares which were not recently acquired by the selling shareholder pursuant to the exercise of stock options or the vesting of shares of restricted stock to no more than 10,000 shares per year. Under the new repurchase plan, the Corporation purchased 6,041 shares during 2008 and as of December 31, 2008, $7,769,354 is still available under the new repurchase plan. The stock repurchase program does not require the Corporation to acquire any specific number of shares and may be modified, suspended, extended or terminated by the Corporation at any time without prior notice. The repurchase program will terminate on December 31, 2011, unless earlier suspended or discontinued by the Corporation.

During 2008, the Corporation repurchased in the aggregate, 69,027 shares for an aggregate cost of $3,502,166. The following table sets forth the issuer repurchases of equity securities that are registered by the Corporation pursuant to Section 12 of the Securities Exchange Act of 1934 during the fourth quarter of 2008 under Program One and Program Two:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
	Total Number of		Shares Purchased as	Shares that May Yet
	Shares Purchased		Part of Publicly	Be Purchased Under
	during 4th quarter	Average Price Paid	Announced Plans or	the Plans or
Period	2008	per Share	Programs**	Programs

10/01/08 – 10/31/08	6,900	$52.34	6,900	$164

11/01/08 – 11/30/08	—	$—	—	$—

12/01/08 – 12/31/08	—	$—	—	$—

Total	6,900	*	6,900

*	The weighted average price per share under Program One and Program Two for the period October 2008 was $52.34.

**	All shares repurchased by the Corporation in October 2008 were completed pursuant to Program One and Program Two.

The following table sets forth the issuer repurchases of equity securities that are registered by the Corporation pursuant to Section 12 of the Securities Exchange Act of 1934 during the fourth quarter of 2008 under the new repurchase program:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
	Total Number of		Shares Purchased as	Shares that May Yet
	Shares Purchased		Part of Publicly	Be Purchased Under
	during 4th quarter	Average Price Paid	Announced Plans or	the Plans or
Period	2008	per Share	Programs**	Programs

10/01/08 – 10/31/08	—	$—	—	$—

11/01/08 – 11/30/08	—	$—	—	$—

12/01/08 – 12/31/08	6,041	$38.18	6,041	$7,769,354

Total	6,041	*	6,041

*	The weighted average price per share under the new program for December 2008 was $38.18.

**	All shares repurchased by the Corporation in December 2008 were completed pursuant to the new repurchase program.

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

	Year Ended December 31
	2008	2007	2006	2005	2004
Consolidated Operating Data:
Interest income	$56,378	$68,880	$61,375	$50,847	$38,524
Interest expense	20,449	35,263	29,565	20,906	12,962
Net interest income	35,928	33,617	31,811	29,941	25,561
Provision for loan losses	7,400	904	1,086	2,085	1,320
Net interest income after provision for loan losses	28,528	32,713	30,725	27,856	24,241
Losses on sale of securities, (net)	—	—	—	—	(84)
Other operating income	11,204	9,834	8,356	7,461	7,272
Other operating expenses	34,706	30,800	28,595	25,176	22,613
Income before taxes	5,026	11,747	10,486	10,141	8,816
Federal and state income tax	1,242	3,856	3,501	3,911	3,313
Net income	3,784	7,891	6,985	6,230	5,503

Consolidated Balance Sheet Data (at end of period):
Total assets	$1,117,784	$1,163,109	$1,034,432	$928,462	$880,914
Total investment securities (including stock in Federal Banks)	143,694	137,174	150,137	157,471	151,799
Total loans	904,207	830,328	744,538	684,488	656,453
Allowance for loan losses	(12,847)	(9,453)	(8,513)	(8,346)	(7,796)
Deposits	965,965	1,004,762	875,084	774,316	693,431
Shareholders’ equity	72,213	68,938	59,785	51,583	46,544
Weighted basic average shares outstanding	2,311	2,328	2,302	2,299	2,303

Per Share Data:
Diluted net income per common share (1)	$1.58	$3.27	$2.90	$2.61	$2.30
Cash dividends declared	0	0	0	0	0
Book value (2)	31.48	29.63	25.88	22.11	19.81

Other Statistics and Operating Data:
Return on average assets	0.3%	0.7%	0.7%	0.7%	0.7%
Return on average equity	5.3%	12.3%	12.7%	12.8%	12.8%
Net interest margin (3)	3.4%	3.3%	3.4%	3.3%	3.1%
Average loans to average deposits	88.5%	82.3%	85.9%	85.5%	89.0%
Allowance for loan losses to loans at end of period	1.4%	1.1%	1.1%	1.2%	1.2%
Allowance for loan losses to non-performing loans	146.4%	164.1%	119.0%	228.8%	255.1%
Non-performing loans to loans at end of period	1.0%	0.7%	1.0%	0.5%	0.5%
Net charge-offs/(recoveries) to average loans	0.5%	0.0%	0.1%	0.2%	0.3%
Number of offices	11	9	9	9	9
Number of full and part-time employees	252	228	221	211	196
Number of Shareholders of Record	681	676	639	601	632

Capital Ratios:
Average shareholders’ equity to average assets	6.3%	5.9%	5.7%	5.2%	5.2%
Equity to assets	6.5%	5.9%	5.8%	5.6%	5.3%
Total risk-based capital ratio (Bank only)	10.5%	10.6%	10.7%	10.9%	10.5%

(1)	Based upon weighted average shares outstanding during the period.

(2)	Based on Common Stock outstanding at the end of the period.

(3)	Net interest income as a percentage of average interest-earning assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Corporation relates to the years ended December 31, 2008, 2007, and 2006 and should be read in conjunction with the Corporation’s Consolidated Financial Statements and Notes thereto included elsewhere herein.
Overview
The primary source of the Bank’s revenue is net interest income from loans and deposits and fees from financial services provided to customers. Overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace tend to influence business volumes.
The Corporation monitors the impact of changes in interest rates on its net interest income. One of the primary goals of asset/liability management is to maximize net interest income and the net value of future cash flows within authorized risk limits. At December 31, 2008, the interest rate risk position of the Corporation was liability sensitive. Maintaining a liability sensitive interest rate risk position means that net income should decrease as rates rise and increase as rates fall.
In addition to net interest income, net income is affected by other non-interest income, other non-interest expense and the provision for loan losses. Other non-interest income increased for the year ended December 31, 2008, as compared to year ended December 31, 2007, which was primarily due to service charges and fees on deposit accounts collected for DDA business accounts due to a lower earnings credit rate for the year ended December 31, 2008, as compared to December 31, 2007. The increase in service charges and fees collected on deposit accounts is offset by the decrease in mortgage banking income for the year ended December 31, 2008, as compared to the year ended December 31, 2007, which is due to the write down of the fair value of the mortgage servicing rights (“MSRs”). Other non-interest expense increased for the year ended December 31, 2008, as compared to the year ended December 31, 2007. The increase is due to an increase in FDIC insurance premiums paid during 2008 as compared to 2007 and a non-recurring charge in the first quarter of 2008 relating to certain deposit accounts. The provision for loan losses increased for the year ended December 31, 2008, as compared to December 31, 2007. The increase is due to loan growth, increased charge offs and a high level of special mention and classified loans due to the overall decline in the economy. Management performs an evaluation as to the amounts required to maintain an allowance adequate to provide for probable losses inherent in the loan portfolio. The level of this allowance is dependent upon the total amount of past due and non-performing loans, general economic conditions and management’s assessment of probable losses based upon internal credit evaluations of loan portfolios and particular loans. Typically, improved economic strength generally will translate into better credit quality in the banking industry. Management believes that the allowance for loan losses is adequate to absorb credit losses inherent in the loan portfolio as of December 31, 2008.
The risks and challenges that management believes will be important during 2009 are price competition for loans and deposits by new market entrants as well as established competitors, marketplace credit effects, continued spread compression if the Bank is unable to lower deposit rates due to competition, a continued slowdown in the local economy, the financial crisis in the U.S. market as well as foreign markets, and increased/special assessments imposed by the FDIC.

Results of Operations
Year ended December 31, 2008, Compared to the Year Ended December 31, 2007, and the Year Ended December 31, 2007, Compared to the Year Ended December 31, 2006.
The Corporation’s results of operations depend primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread.
2008 compared with 2007
The Corporation had net income of $3,783,947 for 2008 compared to net income of $7,890,549 for 2007. The decrease in net income is due to a non-recurring charge in the first quarter of 2008 related to certain deposit accounts, an increase in the provision for loan losses, an increase in FDIC insurance expense, and increases in occupancy and furniture, fixtures, and equipment expense related to the opening of a new lockbox/disaster site and new banking center at Cool Creek Village in January 2008. These increases in expenses were partially offset by an increase in net interest income period over period and an increase in other operating income.
The Bank experienced a decrease in total assets in 2008 compared with 2007. Total assets decreased $45,324,615 or 3.9% to $1,117,784,442 in 2008 from $1,163,109,057 in 2007. The decrease is primarily due to: a decrease in cash and cash equivalents of $130,902,789 or 80.6% to $31,420,080 in 2008 from $162,322,869 in 2007; an increase in loans of $73,878,739 or 8.9% to $904,207,064 in 2008 from $830,328,325 in 2007; an increase in investments of $6,520,220 or 4.9% to $140,544,042 in 2008 from $134,023,822 in 2007; and an increase in other assets of $3,781,592 or 19.0% to $23,636,732 in 2008 from $19,855,140 in 2007.
2007 compared with 2006
The Corporation had net income of $7,890,549 for 2007 compared to net income of $6,984,789 for 2006. The change in net income is primarily due to the growth of the Bank’s interest earning assets.
Net income for 2006 has been restated to correct the accounting treatment for the excess tax benefit for restricted stock. For further discussion, please see Note 2, “Restatement of Prior Years Financial Statements” in the notes to the 2008 consolidated financial statements.
The Bank experienced growth during 2007 and 2006. Total assets increased $128,677,222 or 12.4% to $1,163,109,057 in 2007 from $1,034,431,835 in 2006. This growth is in part due to an increase in customers as a result of local bank mergers/consolidations, the addition of experienced corporate and private bankers to the staff, and banking centers.

Net Interest Income
The following table details the components of net interest income (in 000’s):

	Year ended				Year Ended
	December 31,				December 31,
	2008	2007	$ Change	% Change	2007	2006	$ Change	% Change
Interest income:
Interest and fees on loans	$48,988	$57,383	$(8,395)	-14.6%	$57,383	$52,724	$4,659	8.8%
Interest on investment securities taxable	4,489	6,777	(2,288)	-33.8%	6,777	4,908	1,869	38.1%
Interest on investment securities nontaxable	2,047	1,817	230	12.7%	1,817	1,782	35	2.0%
Interest on federal funds sold	706	2,492	(1,786)	-71.7%	2,492	1,849	643	34.8%
Interest on reverse repurchase agreements	148	411	(263)	-64.0%	411	112	299	267.0%

Total interest income	$56,378	$68,880	$(12,502)	-18.2%	$68,880	$61,375	$7,505	12.2%

Interest expense:
Interest on deposits	$17,979	$30,847	$(12,868)	-41.7%	$30,847	$24,542	$6,305	25.7%
Interest on repurchase agreements	544	2,078	(1,534)	-73.8%	2,078	2,128	(50)	-2.3%
Interest on FHLB advances	194	463	(269)	-58.1%	463	1,028	(565)	-55.0%
Interest on short term debt	16	—	16	100.0%	—	—	—	0.0%
Interest on long term debt	1,717	1,875	(158)	-8.4%	1,875	1,866	9	0.5%

Total interest expense	$20,450	$35,263	$(14,813)	-42.0%	$35,263	$29,564	$5,699	19.3%

Net interest income	$35,928	$33,617	$2,311	6.9%	$33,617	$31,811	$1,806	5.7%

2008 compared with 2007
Total earning assets increased for 2008 as compared to 2007. The increase is primarily attributable to loan growth. Interest income decreased for 2008 as compared to 2007. The decrease is due to an overall lower interest rate environment in 2008 as compared to 2007 as a result of significant interest rate decreases by the Federal Reserve in 2008. Over the course of 2008, the prime interest rate decreased by 400 basis points to 3.25% from 7.25% in 2007.
Total interest bearing liabilities increased for 2008 compared to 2007. The increase is due primarily to an increase in interest bearing demand deposits and savings/money market deposits. Interest expense decreased due to lower interest rates paid on interest bearing liabilities.
The increase in net interest income was a result of an increase in the net interest income spread during 2008 as compared to 2007. The increase in the net interest income spread was the result of a better mix of earning assets during 2008 compared to 2007.
2007 compared with 2006
The increase in interest income during 2007 is due to higher average balances in the loan and the investment securities portfolios. Also contributing to the increase was higher yields on the federal funds sold and investment portfolios. Over the course of 2007, the prime interest rate decreased by 100 basis points to 7.25% from 8.25% in 2007.
The increase in interest expense is due to an increase in interest bearing deposits. The increase is partially offset by a decrease in interest paid on FHLB advances. The outstanding balance on FHLB advances at December 31, 2007, was $3,000,000 compared to $14,000,000 at December 31, 2006.
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

The following table details average balances, interest income / expense and average rates / yields for the Bank’s earning assets and interest bearing liabilities for the years ended December 31, (in 000’s):

	2008			2007			2006
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Rate/	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield	Balance	Expense	Yield
Assets:
Federal Funds	$31,530	$706	2.24%	$52,466	$2,492	4.75%	$46,721	$1,849	3.96%
Reverse Repurchase Agreements	4,197	148	3.53%	8,701	411	4.72%	2,488	112	4.50%
Non Taxable Investment Securities	55,178	2,047	3.71%	46,252	1,817	3.93%	45,357	1,782	3.93%
Taxable Investments Securities and Overnight Time	119,230	4,489	3.76%	154,957	6,777	4.37%	130,426	4,908	3.76%
Loans (gross)	855,313	48,988	5.73%	768,271	57,383	7.47%	702,160	52,724	7.51%

Total earning assets	$1,065,448	$56,378	5.29%	$1,030,647	$68,880	6.68%	$927,152	$61,375	6.62%
Non-earning assets	63,335			57,065			45,223

Total assets	$1,128,783			$1,087,712			$972,375

Liabilities:
Interest bearing DDA	$116,999	$1,206	1.03%	$97,908	$1,632	1.67%	$96,306	$1,522	1.58%
Savings	495,956	9,698	1.96%	481,295	19,589	4.07%	400,975	16,171	4.03%
CD’s under $100,000	66,256	2,547	3.84%	71,087	3,378	4.75%	62,924	2,664	4.23%
CD’s over $100,000	101,008	3,806	3.77%	107,030	5,415	5.06%	78,900	3,549	4.50%
Individual Retirement Accounts	18,737	722	3.85%	17,618	833	4.73%	15,068	636	4.22%
Repurchase Agreements	57,114	544	0.95%	54,326	2,078	3.83%	53,683	2,128	3.96%
FHLB Advances/Other	7,347	194	2.64%	9,318	463	4.97%	20,458	1,028	5.02%
Revolving Line of Credit	586	16	2.73%	—	—	—	—	—	—
Subordinated Debt	5,000	242	4.84%	5,000	393	7.86%	5,000	378	7.56%
Long Term Debt	13,918	1,475	10.60%	13,918	1,482	10.65%	13,918	1,488	10.69%

Total Interest Bearing Liabilities	$882,921	$20,450	2.32%	$857,500	$35,263	4.11%	$747,232	$29,564	3.96%
Non-Interest Bearing Liabilities	167,121			158,882			163,465
Other Liabilities	7,921			7,141			6,136

Total Liabilities	$1,057,963			$1,023,523			$916,833
Equity	70,820			64,189			55,542

Total Liabilities & Equity	$1,128,783			$1,087,712			$972,375

Recap:
Interest Income		$56,378	5.29%		$68,880	6.68%		$61,375	6.62%
Interest Expense		20,450	2.32%		35,263	4.11%		29,564	3.96%

Net Interest Income/Spread		$35,928	2.97%		$33,617	2.57%		$31,811	2.66%

Contribution of Non-Interest Bearing Funds			0.40%			0.69%			0.77%

Net Interest Margin			3.37%			3.26%			3.43%

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
Net Interest Income Changes Due to Volume and Rates (in 000’s):

	2008 Changes from 2007			2007 Changes from 2006			2006 Changes from 2005
	Net	Due to	Due to	Net	Due to	Due to	Net	Due to	Due to
	Change	Rate	Volume	Change	Rate	Volume	Change	Rate	Volume
Interest earning assets:
Federal funds sold	$(1,786)	$(1,317)	$(469)	$643	$370	$273	$558	$431	$127
Reverse repurchase agreements	(263)	$(104)	$(159)	299	6	293	(34)	79	(113)
Non Taxable Investment Securities	230	$(102)	$332	35	(0)	35	1,354	(44)	1,398
Taxable Investments Securities and Overnight Time	(2,288)	$(945)	$(1,343)	1,869	796	1,073	(818)	942	(1,760)
Loans	(8,395)	$(13,368)	$4,973	4,659	(279)	4,938	9,468	6,927	2,541

TOTAL	(12,502)	(15,836)	3,334	7,505	893	6,612	10,528	8,335	2,193

Interest bearing liabilities:
Demand deposits	$(426)	$(627)	$201	$110	$83	$27	$446	$419	$27
Savings deposits	(9,891)	$(10,155)	$264	3,418	149	3,269	5,280	5,327	(47)
CDs under $100,000	(831)	$(647)	$(184)	714	326	388	777	521	256
CDs over $100,000	(1,609)	$(1,381)	$(228)	1,866	443	1,423	1,744	648	1,096
Individual retirement accounts	(111)	$(155)	$44	197	76	121	185	109	76
Repurchase agreements	(1,534)	$(1,565)	$31	(50)	(75)	25	600	936	(336)
FHLB Advances	(269)	$(217)	$(52)	(565)	(11)	(554)	(469)	(31)	(438)
Revolving line of credit	16	$—	$16	—	—	—	—	—	—
Subordinated Debt	(151)	$(151)	$—	15	15	—	95	95	—
Long term debt	(7)	$(7)	$—	(6)	(6)	—	—	—	—

TOTAL	$(14,813)	$(14,905)	$92	$5,699	$1,000	$4,699	$8,658	$8,024	$634

Net change in Net Interest Income	$2,311	$(931)	$3,242	$1,806	$(107)	$1,913	$1,870	$311	$1,559

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

	Year Ended
	December 31,
	2008	2007	2006	2005	2004
Beginning of Period	$9,452,715	$8,513,098	$8,346,390	$7,795,803	$8,029,596
Provision for loan losses	7,400,000	904,000	1,086,000	2,085,000	1,320,000

Losses charged to the reserve
Commercial	1,697,408	228,294	1,093,579	1,317,743	1,133,994
Construction	668,648	—	—	—	—
Commercial Mortgage	505,770	—	191,292	—	—
Residential Mortgage	1,359,555	600,423	121,433	447,182	280,394
Consumer	63,947	49,980	50,474	5,070	132,993
Credit Cards	97,331	3,968	28,463	50,125	65,421

	4,392,659	882,665	1,485,241	1,820,120	1,612,802

Recoveries
Commercial	187,189	814,250	412,028	258,920	16,247
Residential Mortgage	174,021	67,010	153,888	26,000	26,836
Consumer	600	6,465	—	787	12,354
Credit Cards	25,410	30,557	33	—	3,572

	387,220	918,282	565,949	285,707	59,009

End of Period	$12,847,276	$9,452,715	$8,513,098	$8,346,390	$7,795,803

Allowance as a % of Loans	1.42%	1.14%	1.14%	1.22%	1.19%
2008 compared with 2007
The provision for loan losses was $7,400,000 for 2008 compared to $904,000 for 2007. The increase in the provision for loan losses for 2008 as compared to 2007 is due to loan growth, increased net charge offs, and a higher level of special mention and classified loans as compared to the same period in 2007 due to the overall decline in the economy and the sharp decline in real estate values. These chargeoffs relate to specific commercial loans, commercial real estate loans, and residential mortgage loans. Management does not believe that these chargeoffs are indicative of systematic problems with the loan portfolio. Based on management’s risk assessment and evaluation of the probable losses of the loan portfolio, management believes that the current allowance for loan losses is adequate to provide for probable losses in the loan portfolio.
2007 compared with 2006
The provision for loan losses was $904,000 for 2007 compared to $1,086,000 for 2006. The decrease in the provision for loan losses is due to an overall improvement in loan quality and significant commercial loan recoveries.

Other Operating Income
The following table details the components of other operating income (in 000’s):

	Year ended				Year ended
	December 31		$	%	December 31		$	%
	2008	2007	Change	Change	2007	2006	Change	Change
Wealth management	$5,048	$4,547	$501	11.0%	$4,547	$3,716	$831	22.4%
Service charges and fees on deposit accounts	2,484	1,818	666	36.6%	1,818	1,713	$105	6.1%
Building rental income	575	597	(22)	-3.7%	597	451	$146	32.4%
Mortgage banking income	144	392	(248)	-63.3%	392	332	$60	18.1%
Interchange income	877	678	199	29.4%	678	789	$(111)	-14.1%
Other	2,076	1,802	274	15.2%	1,802	1,355	$447	33.0%

Total operating income	$11,204	$9,834	$1,370	13.9%	$9,834	$8,356	$1,478	17.7%

2008 compared with 2007
Other operating income increased for 2008 compared to 2007. There are several factors that contribute to the overall increase.
Wealth Management fees increased for 2008 compared to 2007. The net increase in wealth management fees is attributable to the overall fee increase for many of the accounts with assets under management and increased fees collected for tax return preparation. In addition, as a result of the financial crisis in the U.S. markets as well as foreign markets, wealth management clients transferred assets into Dreyfus money market funds, thus increasing the fees collected on those types of assets.
Service charges and fees on deposit accounts increased for 2008 compared to 2007. The increase is primarily attributable to an increase in service charges collected for DDA business and non-profit accounts due to a lower earnings credit rate in 2008 compared to 2007.
Building rental income decreased for 2008 compared to 2007. This was due to a decline in tenants at the 4930 North Pennsylvania Street location due to the Bank occupying more space.
Mortgage banking income decreased for 2008 compared to 2007. The decrease is due to a write down of the fair value of mortgage servicing rights (“MSRs”) of $715,087 in 2008 compared to $144,650 in 2007. Offsetting this decrease was an increase in the net gain on the sale of mortgage loans. A net gain of $498,934 was recorded in 2008 as compared to a net gain of $205,425 in 2007. Mortgage originations were in excess of $56 million with sales in excess of $40 million to the secondary market in 2008 as compared to mortgage originations in excess of $29 million with sales in excess of $15 million to the secondary market in 2007. When a mortgage loan is sold and the mortgage servicing rights (“MSR”) are retained, the MSR is recorded as an asset on the balance sheet. The value of MSRs is sensitive to changes in interest rates. In a declining interest rate environment, mortgage loan refinancings generally increase, causing actual and expected loan prepayments to increase, which decreases the value of existing MSRs. Conversely, as interest rates rise, mortgage loan refinancings generally decline, causing actual and expected loan prepayments to decrease, which increases the values of the MSRs.
Interchange income increased for 2008 compared to 2007. The increase is attributable to higher transaction volumes for debit and credit cards in 2008 as compared to 2007 and a reduction in cash back rewards expense for 2008 as compared to 2007.

Other income increased for 2008 compared to 2007. The increase is primarily due to an increase in letter of credit fees, application fees, Mastercard/Visa merchant fees, sweep fees for Dreyfus money market funds, as well as prepayment penalties and late fees collected. The increase is offset by a decrease in documentation fees, other miscellaneous income, and Bank Owned Life Insurance (“BOLI”) income.
2007 compared with 2006
Other operating income increased for 2007 compared to 2006. There are several factors that contribute to the overall increase.
Wealth Management fees increased for 2007 compared to 2006. The increase is attributable to the overall price appreciation in the stock and treasury markets, an increase in assets under management, an overall increase for many of the accounts with assets under management, and an increase in fees collected for estate administration and tax return preparation.
Services charges and fees on deposit accounts increased for 2007 compared to 2006. The increase is primarily attributable to an increase in service charges collected for DDA business accounts and overdraft and NSF fees.
Building rental income increased for 2007 compared to 2006. The increase is due to the Corporation purchasing the property at 4930 North Pennsylvania Street, where the Bank operates a banking center, in January 2007 and began recording rental income from other tenants.
Mortgage banking income increased for 2007 compared to 2006. Net gain on sale of mortgage loans increased for 2007 to $205,425 compared to $156,583 for 2006. During 2006 and most of 2007, long term interest rates remained steady and mortgage originations decreased resulting in decreased mortgage sales. During the later part of 2007, long term interest rates began to fall and mortgage originations began to increase. This drop in interest rates also gave the Bank an opportunity to sell some of its mortgage loans. During 2007, mortgage originations were in excess of $29 million with sales in excess of $15 million to the secondary market. During 2006, the Mortgage Division originated approximately $33 million in mortgage loans, while selling over $16 million to the secondary market.
On January 1, 2007, the Corporation adopted Financial Accounting Standards Board Statement No. 156, Accounting for Servicing of Financial Assets (FASB No.156), an amendment of FASB No. 140, and began to carry the MSRs at fair value, hence, the MSRs are no longer amortized and valuation reserve is no longer carried against the MSRs. During 2007, there was a write-down of the fair value of MSRs in the amount of $144,650. During 2006, the valuation reserve decreased $123,090 and $266,327 was recorded as amortization of MSRs for a net decrease to mortgage banking income of $143,237. As of December 31, 2006, a valuation reserve of $59,128 was recorded for mortgage servicing rights.
Interchange income decreased for 2007 compared to 2006. The decrease is due to the new cash back rewards program for credit cards introduced in late 2006. The decrease is partially offset by an increase in transaction volumes for debit and credit cards in 2007 as compared to 2006.
Other income increased for 2007 compared to 2006. The increase is primarily due to income recorded from the purchase of a Bank Owned Life Insurance Policy during the third quarter of 2006. Additionally, there was an increase in letter of credit fees, prepayment penalties, credit card merchant fees, and sweep fees for Dreyfus money market funds. The increase is partially offset by a decrease in loan documentation fees.

Other Operating Expenses
The following table details the components of other operating expenses (in 000’s):

	Year Ended				Year Ended
	December 31,		$	%	December 31,		$	%
	2008	2007	Change	Change	2007	2006	Change	Change
Salaries, wages and employee benefits	$19,172	$19,098	$74	0.4%	$19,098	$18,011	$1,087	6.0%
Occupancy	2,081	1,791	290	16.2%	1,791	1,735	$56	3.2%
Furniture and equipment	1,428	1,241	187	15.1%	1,241	1,182	$59	5.0%
Professional services	1,971	1,800	171	9.5%	1,800	1,447	$353	24.4%
Data processing	2,024	1,775	249	14.0%	1,775	1,678	$97	5.8%
Business development	1,527	1,292	235	18.2%	1,292	1,176	$116	9.8%
FDIC insurance	918	99	819	827.3%	99	97	$2	2.1%
Other	5,585	3,704	1,881	50.8%	3,704	3,269	$435	13.3%

Total other operating expenses	$34,706	$30,800	$3,906	12.7%	$30,800	$28,595	$2,205	7.7%

2008 compared with 2007
Other operating expenses increased for 2008 compared to 2007. There are several factors that contribute to the overall increase.
Salaries, wages and employee benefits increased for 2008 compared to 2007. The increase is the result of annual merit increases for many employees, increase costs relating to group medical benefits, and 401(k) contributions, as well as, additional salary expense and benefits associated with the increase in full-time equivalent employees to 241 in 2008 from 217 in 2007. This increase is partially offset by the effect of accounting for FASB Statement No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (FASB No. 91), and a decrease in expense relating to the performance bonus and the associated employer FICA tax on the performance bonus for 2008 compared to 2007 because no performance bonus was earned in 2008.
Occupancy expense increased for 2008 compared to 2007. The increase is due to increased real estate taxes and the purchase of land located at the Villages of West Clay in June 2007 and the purchase of the land at Cool Creek Village in March 2008. In addition, leasehold improvements expense and building rental expense increased due to the opening of a new lockbox processing center/disaster site in January 2008. Snow removal costs, electrical expense, janitorial and trash service, and building utilities were higher in 2008 compared to 2007. The increase is partially offset by a decrease in other miscellaneous expense and property repairs and maintenance in 2008.
Furniture and equipment expense increased for 2008 compared to 2007. The increase is due to an increase in depreciation expense for furniture, fixtures, and equipment, computer equipment, and maintenance contracts as a result of the January 2008 opening of the new banking center located at Cool Creek Village, the November 2008 opening of the new banking center located at Villages of West Clay, as well as the opening of the new lockbox processing center/disaster site in January 2008.
Professional services expense increased for 2008 compared to 2007. The increase is due to an increase in courier service, advertising agency fees, attorney fees, and design services. The increase is partially offset by a decrease in accounting fees and consulting fees.

Data processing expenses increased for 2008 compared to 2007. The increase is due to an increase in bill payment services, ATM/debit cards, credit cards, remote deposit capture, increased service bureau fees related to increased transaction activity by the Bank, and assistance with the fiduciary income tax preparation for Wealth Management accounts.
Business development expenses increased for 2008 compared to 2007. The increase is due to an increase in advertising, customer relations and entertainment, public relations, and grand opening expense. The increase is offset by a decrease in sales and product literature and direct mail campaign.
FDIC insurance increased for 2008 compared to 2007. During 2007, the FDIC began collecting deposit insurance premiums in arrears. In addition, the Corporation had only paid FICO insurance because it had received a one time credit from the FDIC in early 2007 and did not have to pay FDIC insurance premiums. The Corporation had only a small amount of the credit available for offset against the first quarter 2008 insurance premium.
Other expenses increased for 2008 compared to 2007 due to an increase in telephone expense, software maintenance, loan collection expense, postage, other real estate expense, ATM surcharges refunded, and correspondent bank charges. Also contributing to the increase was a non-recurring charge in the first quarter of $1,382,000 related to certain deposit accounts and a non-recurring charge in the second quarter of $94,000 related to certain wealth management accounts. The increase is partially offset by a decrease in office supplies, other miscellaneous expense and credit card losses.
2007 compared with 2006
Other operating expenses increased for 2007 compared to 2006. There are several factors that contribute to the overall increase.
Salaries, wages and employee benefits increased for 2007 compared to 2006. This increase is due to annual merit increases for many employees, group medical insurance, increased FICA expense due to the exercise of stock options by officers of the Bank and the cliff vesting of restricted stock of officers of the Bank, and 401(k) contributions. The increase is partially offset by the effect of accounting for FASB No. 91. There was an increase in the number of employees to 217 full time equivalents in 2007 from 212 full time equivalents in 2006.
Occupancy expense increased for 2007 compared to 2006. This increase is attributable to an increase in property repairs and maintenance at the Corporation’s main office building, real estate taxes, and depreciation expense associated with building and improvements. The increase is partially offset by a decrease in rent expense due to the purchase of the land and building at 4930 North Pennsylvania Street, where the Bank operates a banking center, in January 2007. In addition, the Bank purchased the land at the banking center located at 106th and Michigan Road in March 2007.
Furniture and equipment expense increased for 2007 compared to 2006. This increase is primarily due to an increase in maintenance contracts and depreciation associated with computer equipment. This increase is partially offset by a decrease in depreciation for furniture, fixture, and equipment.
Professional services expense increased for 2007 compared to 2006. The increase is primarily due to additional expense incurred for accounting fees relating to compliance with FDICIA regulations due the Bank having an asset size of over one billion dollars, and compliance with section 404 of the Sarbanes Oxley Act of 2002. In addition, attorney fees increased due to the purchase of real estate for new banking centers and delinquency in specific commercial and real estate loans, which management does not believe to be indicative of systematic problems with the loan portfolio. The increase is partially offset by a decrease in advertising agency fees and design service fees.

Data processing expenses increased for 2007 compared to 2006 primarily due to increased service bureau fees relating to increased transaction activity by the Bank, bill payment services, and assistance with the implementation of a new fiduciary income tax system.
Business development expenses increased for 2007 compared to 2006 due to an increase in advertising, sales and product literature, customer promotions and premium items and customer entertainment. The increase is partially offset by a decrease in public relations.
Other expenses increased for 2007 compared to 2006 due to software maintenance, other real estate expense, personal property taxes, correspondent bank charges, employment agency fees, comptroller of the currency assessment, check losses and credit card losses.
Tax (Benefit)/Expense
The Corporation applies a federal income tax rate of 34% and a state tax rate of 8.5% in the computation of tax expense. The provision for income taxes consisted of the following:

	2008	2007	2006

Current tax expense	$3,154,546	$4,181,281	$3,826,638
Deferred tax benefit	(1,912,957)	(325,232)	(325,702)

	$1,241,589	$3,856,049	$3,500,936

Effective tax rate	24.71%	32.83%	33.39%
Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.
The decrease in the effective tax rate for 2008 as compared to prior years is due to non-taxable income being a higher proportion of pre-tax income.

The components of the Corporation’s net deferred tax assets in the consolidated balance sheet as of December 31, are as follows:

	2008	2007
Deferred tax assets:
Allowance for loan losses	$5,024,733	$3,744,220
Equity based compensation	1,193,410	685,365
Accrued contingencies	391,113	—
Other	508,038	477,572

Total deferred tax assets	7,117,294	4,907,157
Deferred tax liabilities:
Mortgage servicing rights	(418,414)	(533,937)
Net unrealized gain or securities	(537,310)	(297,832)
Other	(412,703)	(3,798)

Total deferred tax liabilities	(1,368,427)	(835,567)

Net deferred tax assets	$5,748,867	$4,071,590

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
The Corporation has many sources of funds available, they include: overnight federal funds sold, investments available for sale, maturity of investments held for sale, deposits, Federal Home Loan Bank (“FHLB”) advances, and issuance of debt. Draws on the revolving line of credit provided the most significant funding source for the year ended December 31, 2008. Deposits were the most significant funding source for the years ended December 31, 2007, and 2006. Loans are the most significant use of funds for the years ended December 31, 2008, 2007, and 2006. In addition, the purchase of bank premises and equipment was a significant use of funds during 2008 and 2007. In 2008, the Corporation purchased land at 2714 East 146th Street in Cool Creek Village, which was previously leased, and land at 116th and Olio Road. In 2007, the Corporation purchased land at 106th and Michigan Road and 4930 North Pennsylvania Street, which was previously leased, as well as land in the Villages of West Clay.

The Corporation maintained a revolving credit agreement with Harris Trust and Savings Bank in the amount of $5,000,000 that would have matured September 30, 2007. On June 29, 2007, the Corporation entered into a $5,000,000 loan agreement with U.S. Bank to replace the revolving credit agreement with Harris Trust and Savings Bank. The loan agreement is used to provide additional liquidity support to the Bank, if needed. There were no borrowings under either agreement at December 31, 2007.
On September 5, 2008, and December 11, 2008, the Corporation drew $1,300,000 and $2,900,000, respectively, on the revolving loan agreement with U.S. Bank. Under the terms of the revolving loan agreement the Corporation pays prime minus 1.25% which equates to 2.00% on December 31, 2008. Interest payments are due quarterly. The revolving loan agreement contains various financial and non-financial covenants. One of these covenants requires the Bank to maintain a return on its assets of at least 0.60%. The Bank was in violation on this covenant as of December 31, 2008, as its return on assets was 0.51%. U.S. Bank agreed to waive the minimum return on assets covenant as of December 31, 2008. Going forward, U.S. Bank changed the covenant for return on assets from 0.60% to 0.40%. The covenant for total risk based capital to risk-weighted assets was changed from 10.00% to 10.25%. All other terms and conditions remain the same.
Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as available for sale, and maturing loans. Federal funds sold represent the Corporation’s primary source of immediate liquidity and were maintained at a level adequate to meet immediate needs. Federal funds sold averaged approximately $31,530,000, $52,466,000, and $46,721,000 for the years ended December 31, 2008, 2007, and 2006 respectively. Reverse repurchase agreements may serve as a source of liquidity, but are primarily used as collateral for customer balances in overnight repurchase agreements. Maturities in the Corporation’s loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.
The Corporation’s management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation’s liquidity position.
The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At December 31, 2008, the Corporation’s rate sensitive liabilities exceeded rate sensitive assets due within one year by $103,657,183. At December 31, 2007, the Corporation’s rate sensitive liabilities exceeded rate sensitive assets due within one year by $185,542,733.
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
All mortgage-related securities must pass the FFIEC stress test. This stress test determines if price volatility under a 200 basis point interest rate shock for each security exceeds a benchmark 30 year mortgage-backed security. If the security fails the test, it is considered high risk and the Bank will not purchase it. All mortgage-related securities purchased and included in the investment portfolio will be subject to the FFIEC test as of December 31 each year to determine if they have become high risk holdings. If a mortgage-related security becomes high risk, it will be evaluated by the Bank’s Investment Committee to determine if the security should be liquidated. At December 31, 2008, and 2007, the Bank did not hold any high risk mortgage-related securities.
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
The fully taxable equivalent (“FTE”) average yield on the Bank’s investment portfolio is as follows as of December 31,

	2008	2007	2006

U.S. Treasuries	3.59%	4.81%	4.33%
U.S. Government agencies	4.32%	4.25%	3.50%
Collateralized mortgage obligations	3.46%	3.50%	3.44%
Municipals	5.61%	5.79%	5.82%
Other securities	2.78%	4.91%	5.03%
With the exception of securities of the U.S. Government and U.S. Government agencies and corporations, the Corporation had no other securities with a book or market value greater than 10% of shareholders’ equity as of December 31, 2008, 2007, and 2006.

The following is a summary of available-for-sale securities and held-to-maturity securities:

	Available-for-Sale Securities
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
December 31, 2008
U.S. Treasury securities	$493,997	$5,203	$—	$499,200
U.S. Government-sponsored entities	55,109,406	1,368,595	—	56,478,001

	$55,603,403	$1,373,798	$—	$56,977,201

December 31, 2007
U.S. Treasury securities	$1,503,530	$10,100	$—	$1,513,630
U.S. Government-sponsored entities	60,000,000	889,799	138,400	60,751,399
Collateralized mortgage obligations	2,881	—	—	2,881

	$61,506,411	$899,899	$138,400	$62,267,910

December 31, 2006
U.S. Treasury securities	$1,495,336	$—	$981	$1,494,355
U.S. Government-sponsored entities	60,000,000	—	720,799	59,279,201
Collateralized mortgage obligations	16,659	7	—	16,666

	$61,511,995	$7	$721,780	$60,790,222

	Held-to-Maturity Securities
		Gross	Gross	Estimated
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gain	Loss	Value
December 31, 2008
Municipals	$56,873,446	$213,348	$799,408	$56,287,386
Collateralized mortgage obligations	8,825,025	11,364	146	8,836,243
Mortgage backed securities	17,693,370	45,330	66,325	17,672,375
Other securities	175,000	—	1	174,999

	$83,566,841	$270,042	$865,880	$82,971,003

December 31, 2007
Municipals	$46,256,605	$553,799	$11,623	$46,798,781
Collateralized mortgage obligations	20,534,718	—	209,170	20,325,548
Mortgage backed securities	4,764,589	—	53,400	4,711,189
Other securities	200,000	—	596	199,404

	$71,755,912	$553,799	$274,789	$72,034,922

December 31, 2006
Municipals	$46,247,490	$247,212	$211,345	$46,283,357
Collateralized mortgage obligations	33,718,838	—	727,254	32,991,584
Mortgage backed securities	6,005,905	—	225,112	5,780,793
Other securities	225,000	1,182	2,325	223,857

	$86,197,233	$248,394	$1,166,036	$85,279,591

The Corporation held 98 investment securities as of December 31, 2008, of which the amortized cost was greater than market value. Management does not believe any individual unrealized loss as of December 31, 2008, represents an other-than-temporary impairment. The Corporation has both the intent and ability to hold these securities for a time necessary to recover the amortized cost.
There were no unrealized losses for investments classified as available-for sale.

The unrealized losses for investments classified as held-to-maturity is attributable to changes in interest rates and individually were 11.6% or less of their respective amortized costs. The unrealized losses relate primarily to debt securities issued by various municipalities. The majority of these investment securities were purchased during 2005 and the first quarter of 2006 when rates were lower. The largest unrealized loss relates to one municipal that was purchased February 2006. As of December 31, 2008, all but three of the municipal debt securities were rated BBB or better (either as a result of insurance or the underlying rating on the bond). All interest payments are current for all municipal securities.
There are also unrealized losses related to the collateralized mortgage obligations and mortgage backed securities. These securities where purchased in 2004 and the first quarter of 2008, when rates were lower than December 31, 2008. All of the CMOs and MBSs are backed by the Federal Home Loan Mortgage Corporation (“FHLMC”). Given these investments are backed by a U.S. Government sponsored entity, we do not believe credit risk to be significant.
The following table shows the amortized cost, fair value, and weighted-average yield of investment securities at December 31, 2008, by contractual maturity. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call and/or prepay obligations prior to maturity. Collateralized mortgage obligations and mortgage backed securities are allocated based on the average life at December 31, 2008.

	Available-for-Sale Securities
					Weighted-
	Within	1 to 5	5 to 15		Average
	1 Year	Years	Years	Total	Yield

U.S. Treasury securities	$499,200	$—	$—	$499,200	2.10%
U.S. Government-sponsored entities	$51,240,501	$5,237,500	$—	$56,478,001	4.47%

Fair value	$51,739,701	$5,237,500	$—	$56,977,201

Weighted-average yield	4.60%	2.95%		4.45%

	Held-to-Maturity Securities
					Weighted-
	Within	1 to 5	5 to 15		Average
	1 Year	Years	Years	Total	Yield

Municipals	$2,563,864	$14,829,103	$39,480,479	$56,873,446	3.61%
Collateralized mortgage obligations	$8,825,025	$—	$—	$8,825,025	4.34%
Mortgage backed securities	$10,737,665	$6,890,699	$65,006	$17,693,370	3.54%
Other securities	$50,000	$125,000		$175,000	4.33%

Amortized cost	$22,176,554	$21,844,802	$39,545,485	$83,566,841

Weighted-average yield	3.65%	3.52%	3.82%	3.70%
Investment securities with a carrying value of approximately $51,000,000 and $59,000,000 at December 31, 2008, and 2007, respectively, were pledged as collateral for bankruptcy accounts to the U.S. Department of Justice, Treasury Tax and Loan, uninsured balances for Wealth Management clients and securities sold under agreements to repurchase.

As part of managing liquidity, the Corporation monitors its loan to deposit ratio on a daily basis. At December 31, 2008, the ratio was 93.6 percent and as of December 31, 2007, the ratio was 82.6 percent, which is within the Corporation’s acceptable range.
The following table shows the composition of the Bank’s loan portfolio as of the dates indicated (in 000’s):

	December 31,
	2008		2007		2006		2005		2004
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
TYPES OF LOANS
Commercial	$307,409	34.0%	$279,109	33.6%	$253,745	33.9%	$234,216	34.3%	$221,882	33.6%
Construction	83,904	9.3%	82,581	9.9%	57,083	7.7%	50,173	7.3%	37,119	5.7%
Commercial Mortgage	217,445	24.0%	175,027	21.1%	164,256	22.1%	156,108	22.8%	141,596	21.6%
Residential Mortgage	260,272	28.8%	243,015	29.3%	217,170	29.2%	196,045	28.6%	206,599	31.5%
Consumer	31,833	3.5%	47,550	5.7%	49,575	6.7%	45,188	6.6%	40,534	6.2%
Credit Cards	3,344	0.4%	3,046	0.4%	2,709	0.4%	2,737	0.4%	2,480	0.4%
Other	—	0.0%	—	0.0%	—	0.0%	20	0.0%	6,243	1.0%

Total — Gross	$904,207	100.0%	$830,328	100.0%	$744,538	100.0%	$684,487	100.0%	$656,453	100.0%

Allowance	(12,847)		(9,453)		(8,513)		(8,346)		(7,796)

Total — Net	$891,360		$820,875		$736,025		$676,141		$648,657

The following table shows the composition of the commercial loan category by industry type as of the dates indicated (in $000’s):

	December 31,
	2008		2007		2006		2005		2004
Type	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Agriculture, Foresty & Fishing	$369	0.1%	$307	0.1%	$355	0.1%	$1,136	0.5%	$258	0.1%
Mining	6,947	2.3%	5,136	1.8%	5,123	2.0%	2,574	1.1%	2,615	1.2%
Utilities	31	0.0%	28	0.0%	—	—	—	—	—	—
Construction	14,417	4.7%	10,885	3.9%	9,367	3.7%	9,527	4.1%	13,417	6.1%
Manufacturing	38,979	12.7%	43,067	15.4%	46,982	18.5%	37,988	16.2%	30,371	13.7%
Wholesale Trade	37,627	12.2%	40,889	14.6%	30,421	12.0%	30,850	13.2%	28,380	12.8%
Retail Trade	6,025	2.0%	7,257	2.6%	7,090	2.8%	4,330	1.9%	2,599	1.2%
Transportation	18,045	5.9%	16,635	6.0%	9,617	3.8%	7,793	3.3%	9,280	4.2%
Information	123	0.0%	140	0.0%	606	0.2%	945	0.4%	1,141	0.5%
Finance & Insurance	10,667	3.5%	6,866	2.5%	5,050	2.0%	3,845	1.6%	3,934	1.8%
Real Estate and Rental & Leasing	58,624	18.9%	44,657	16.0%	52,833	20.8%	47,627	20.2%	41,241	18.4%
Professional, Scientific & Technical Services	39,809	13.0%	37,345	13.4%	30,146	11.9%	31,565	13.5%	30,726	13.9%
Management of Companies & Enterprises	2,521	0.8%	2,652	1.0%	3,928	1.6%	1,576	0.7%	2,199	1.0%
Administrative and Support, Waste Management & Remediation Services	2,367	0.8%	2,428	0.9%	2,453	1.0%	1,476	0.6%	—	—
Educational Services	4,919	1.6%	4,270	1.5%	5,160	2.0%	4,384	1.9%	4,158	1.9%
Health Care & Social Assistance	32,063	10.4%	26,264	9.4%	25,160	9.9%	19,494	8.3%	20,548	9.3%
Arts, Entertainment & Recreation	3,013	1.0%	2,093	0.8%	1,678	0.7%	1,759	0.8%	5,333	2.4%
Accommodation & Food Services	3,627	1.2%	3,908	1.4%	6,777	2.7%	6,842	2.9%	6,956	3.1%
Other Services	27,236	8.9%	24,282	8.7%	10,999	4.3%	20,505	8.8%	18,726	8.4%

	$307,409	100.0%	$279,109	100.0%	$253,745	100.0%	$234,216	100.0%	$221,882	100.0%

The following table shows the composition of the Bank’s deposit portfolio as of the dates indicated (in 000’s):

	December 31,
	2008		2007		2006
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
TYPES OF DEPOSITS
Demand	$178,656	23.75%	$180,590	22.30%	$181,954	26.47%
MMDA/Savings	573,679	76.25%	629,342	77.70%	505,314	73.53%

Total Demand Deposits	752,335	100.00%	809,932	100.00%	687,268	100.00%

CDs < $100,000	63,590	29.77%	71,503	36.70%	67,582	35.98%
CDs > $100,000	131,425	61.52%	104,238	53.50%	103,782	55.26%
Individual Retirement Accounts	18,615	8.71%	19,089	9.80%	16,452	8.76%

Total Certificates of Deposit	213,630	100.00%	194,830	100.00%	187,816	100.00%

Total Deposits	$965,965		$1,004,762		$875,084

The following table illustrates the projected maturities and the repricing mechanisms of the major as set/liabilities categories of the Corporation as of December 31, 2008, based on certain assumptions. Prepayment rate assumptions have been made for the residential loans secured by real estate portfolio. Maturity and repricing dates for investments have been projected by applying the assumptions set forth below to contractual maturity and repricing dates. A 12% run off assumption is used for Demand Deposits.
Gap Repricing Schedule

	0 – 180	181 – 365	1 – 2	2 – 3	3 – 5	5 +	Non-interest
	days	days	years	years	years	years	Earning	Total

Interest Earning Assets:
Fed Funds/ Overnight Time	$671,050							$671,050
Reverse repurchase agreements	1,000,000							1,000,000
Investments	23,546,362	50,369,893	19,038,332	5,419,120	2,624,850	39,545,485		140,544,042
Federal reserve and FHLB stock	2,188,400					961,500		3,149,900
Loans
Commercial & Industrial
Fixed	22,317,250	6,832,025	11,349,090	14,996,406	21,187,980	6,518,320	67,890	83,268,961
Variable	218,655,113	156,649	217,475	1,685,449	64,605		3,361,188	224,140,479
Construction	61,777,690	3,536	7,445	200,062		775,523		62,764,256
Commercial Loans Secured by Real Estate
Fixed	15,775,555	7,322,099	25,997,916	22,818,097	34,494,964	23,440,450	1,260,363	131,109,444
Variable	72,524,514	237,999	4,754,639	5,260,024	1,733,661		1,824,347	86,335,184
Residential Loans Secured by Real Estate
Fixed	53,193,189	27,320,306	24,845,257	8,307,230	4,528,813	321,695	1,216,471	119,732,961
Variable	130,837,923	9,821,329	6,442,621	6,108,819	7,037,704	908,040	522,229	161,678,665
Other
Fixed	1,633,693	915,843	1,668,231	1,430,537	2,509,905	3,546	17,010	8,178,765
Variable	26,494,480						503,869	26,998,349

Total Interest Earning Assets	$630,615,219	$102,979,679	$94,321,006	$66,225,744	$74,182,482	$72,474,559	$8,773,367	$1,049,572,056

Non-Interest Earning Assets							68,212,386	68,212,386

Total Assets	$630,615,219	$102,979,679	$94,321,006	$66,225,744	$74,182,482	$72,474,559	$76,985,753	$1,117,784,442

Interest Bearing Liabilities:
Demand Deposits	$10,633,739	$10,042,034	$18,355,482	$16,270,022	$27,204,502	$95,951,602	$198,681	$178,656,062
Interest Bearing Demand	129,129,106							129,129,106
Savings Deposits	15,437,759							15,437,759
Money Market Accounts	429,111,782							429,111,782
Certificate of Deposits	38,714,681	23,353,147	7,086,813	2,713,008	3,478,433	1,471,112		76,817,194
Jumbo CDs	81,405,201	39,078,178	10,045,980	3,018,805	2,465,232	800,170		136,813,566
Repurchase Agreements	51,146,454							51,146,454
Revolving line of credit	4,200,000							4,200,000
Subordinated Debt	5,000,000							5,000,000
Company obligated mandatorily redeemable preferred capital securities of subsidiary trust holding solely the junior subordinated debentures of the parent company						13,918,000		13,918,000

Total Interest Bearing Liabilities	$764,778,722	$72,473,359	$35,488,275	$22,001,835	$33,148,167	$112,140,884	$198,681	$1,040,229,923

Non-Interest Bearing Liabilities							5,341,867	5,341,867

Equity							72,212,652	72,212,652

Total Liabilities & Shareholders’ Equity	$764,778,722	$72,473,359	$35,488,275	$22,001,835	$33,148,167	$112,140,884	$77,753,200	$1,117,784,442

Interest Sensitivy Gap per Period	$(134,163,503)	$30,506,320	$58,832,731	$44,223,909	$41,034,315	$(39,666,325)	$(767,447)

Cumulative Interest Sensitivity Gap	$(134,163,503)	$(103,657,183)	$(44,824,452)	$(600,543)	$40,433,772	$767,447	$0

Interest Sensitivity Gap as a Percentage of Earning Assets	-12.78%	2.91%	5.61%	4.21%	3.91%	-3.78%	-0.07%

Cumulative Sensitivity Gap as a Percentage of Earning Assets	-12.78%	-9.88%	-4.27%	-0.06%	3.85%	0.07%	0.00%
Of the $81,405,201 Jumbo CDs maturing in 0 — 180 days, $60,318,466 will mature in three months or less.

Contractual Obligations
The following table presents, as of December 31, 2008, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced notes to the Consolidated Financial Statements under Item 8 of this report.

Payments Due In
	Note	Less than One	One to Two	Three to
(In Thousands)	Reference	Year	Years	Five Years	Over FiveYears	Total
Deposits without a stated maturity(a)		$752,335	$—	$—	$—	$752,335
Consumer certificates of deposits (a)	10	182,551	22,865	5,944	2,271	213,631
Revolving line of credit(a)	11	4,200	—	—	—	4,200
Security repurchase agreements(a)	11	51,146	—	—	—	51,146
Long-term debt (a)	5,11	—	—	—	18,918	18,918
Operating leases	8	391	598	548	1,230	2,767

(a)	Excludes Interest
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
Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the valuation of the mortgage servicing asset, the valuation of investment securities, and the determination of the allowance for loan losses to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

Mortgage Servicing Assets
Mortgage servicing rights are recognized as separate assets when rights are acquired through the sale of mortgage loans. Capitalized mortgage servicing rights are reported in other assets. Through December 31, 2006, capitalized mortgage servicing rights were allocated as a portion of the cost of the loan based on relative fair values, and amortized and netted against mortgage banking income in proportion to, and over the period of, the estimated future servicing income of the underlying financial assets. Mortgage servicing rights were evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment was determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment was recorded in a valuation allowance.
On January 1, 2007, the Corporation adopted FASB Statement No. 156, Accounting for Servicing of Financial Assets (FASB No. 156), an amendment of FASB No. 140. FASB No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value. As permitted by FASB No. 156, the Corporation has elected to record mortgage servicing rights at fair value with subsequent changes in fair value reflected in earnings. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. The Corporation obtains fair value estimates from an independent third party and compares significant valuation model inputs to published industry data in order to validate the model assumptions and results.
Investment Securities Valuation
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
The Corporation obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Equity securities that do not have readily determinable fair values are carried at cost. Additionally, all securities are required to be written down to fair value when a decline in fair value is other than temporary; therefore, future changes in the fair value of securities could have a significant impact on the Corporation’s operating results. In determining whether a market value decline is other-than-temporary, management considers the reason for the decline, the extent of the decline and the duration of the decline.

Allowance for Loan Losses
The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance for loan losses.
The allowance for loan losses is an estimate based on management’s judgment by applying the principles of Statement of Financial Accounting Standards (SFAS) 5, Accounting for Contingencies, SFAS 114, Accounting by Creditors for Impairment of a Loan, and SFAS 118, Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures.
Within the allowance, there are specific and general loss components. The specific loss component is assessed for non-homogeneous loans that management believes to be impaired in accordance with SFAS 114. Loans are considered to be impaired when it is determined that the obligor will not pay all contractual principal and interest due. For loans determined to be impaired, the loan’s carrying value is compared to its fair value using one of the following fair value measurement techniques: present value of expected future cash flows, observable market price, or fair value of the associated collateral less costs to sell. An allowance is established when the fair value is lower than the carrying value of that loan. In addition to establishing allowance levels for specifically identified impaired loans, management determines an allowance for all other loans in the portfolio for which historical experience indicates that certain losses exist in accordance to SFAS 5. These loans are segregated by major product type and/or risk grade with an estimated loss ratio applied against each product type and/or risk grade. The loss ratio is generally based upon historic loss experience for each loan type as adjusted for certain environmental factors management believes to be relevant.
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
The following table shows the dollar amount of the allowance for loan losses using management’s estimate by loan category as of December 31, (in $000’s):

	2008	2007	2006	2005	2004
Commercial	$5,113	$3,422	$3,870	$4,204	$5,094
Construction	1,650	1,381	448	404	155
Commercial Mortgage	2,378	1,724	1,529	1,319	618
Residential Mortgage	3,332	2,445	2,165	1,758	1,108
Consumer	262	400	410	586	745
Credit Card	61	74	73	74	11
Other	51	7	18	1	65

Total	$12,847	$9,453	$8,513	$8,346	$7,796

Management considers the present allowance to be appropriate and adequate to cover losses inherent in the loan portfolio based on the current economic environment. However, future economic changes cannot be predicted. Deterioration in economic conditions could result in an increase in the risk characteristics of the loan portfolio and an increase in the provision for loan losses.
Loans are placed on non-accrual status when significant doubt exists as to the collectibility of principal and interest. Interest continues to legally accrue on these nonaccrual loans, but no income is recognized for financial statement purposes. Both principal and interest payments received on non-accrual loans are applied to the outstanding principal balance until the remaining balance is considered collectible, at which time interest income may be recognized when received.
The following table presents a summary of non-performing assets as of December 31, (in 000’s):

	2008		2007		2006		2005		2004
		% of		% of		% of		% of		% of
Non-Accrual Loans	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Commercial	$3,429	39.1%	$316	5.5%	$4,754	66.5%	$1,055	28.9%	$1,800	57.7%
Construction	—	0.0%	1,466	25.4%	—	0.0%	—	0.0%	—	0.0%
Commercial Mortgage	3,085	35.2%	2,025	35.2%	1,220	17.1%	629	17.2%	—	0.0%
Residential Mortgage	2,243	25.5%	1,851	32.1%	1,039	14.5%	1,777	48.8%	815	26.1%
Consumer	17	0.2%	104	1.8%	139	1.9%	187	5.1%	—	0.0%
Other	—	0.0%	—	0.0%	—	0.0%	—	0.0%	504	16.2%

Total	$8,774	100.0%	$5,762	100.0%	$7,152	100.0%	$3,648	100.0%	$3,119	100.0%

Loans 90 Days Past Due — Still Accruing	$4		$27		$33		$—		$73

Restructured due to troubled conditions of the borrower	$—		$—		$—		$—		$—

The following table presents a summary of non-performing loans as of December 31:

Loan Type	2008	2007	2006	2005	2004
Commercial
# of loans	30	7	10	15	14
Interest income recognized	$250,067	$85,210	$206,131	$57,110	$73,795
Additional interest income if loan had been accruing	$269,563	$189,405	$147,995	$165,475	$101,190

Commerical Construction
# of loans	—	1	—	—	—
Interest income recognized	$—	$105,230	$—	$—	$—
Additional interest income if loan had been accruing	$—	$10,389	$—	$—	$—

Consumer
# of loans	5	4	2	3	3
Interest income recognized	$914	$1,076	$—	$382	$20,155
Additional interest income if loan had been accruing	$1,216	$19,670	$21,276	$22,461	$36,531

Residential mortgage loans
# of loans	17	15	23	20	15
Interest income recognized	$73,342	$46,531	$12,059	$52,430	$8,737
Additional interest income if loan had been accruing	$72,441	$71,882	$80,425	$73,499	$68,942

Credit cards
# of loans	3	6	—	—	—
Interest income recognized	$218	$2,680	$—	$—	$—
Additional interest income if loan had been accruing	$24	$1,311	$—	$—	$—

Restructured loans	$—	$—	$—	$—	$—
Capital Resources
The Corporation maintained a revolving credit agreement with Harris Trust and Savings Bank in the amount of $5,000,000 that would have matured September 30, 2007. On June 29, 2007, the Corporation entered into a $5,000,000 loan agreement with U.S. Bank to replace the revolving credit agreement with Harris Trust and Savings Bank. The loan agreement is used to provide additional liquidity support to the Bank, if needed. There were no borrowings under either agreement at December 31, 2007.
On September 5, 2008, and December 11, 2008, the Corporation drew $1,300,000 and $2,900,000, respectively, on the revolving loan agreement with U.S. Bank. Under the terms of the revolving loan agreement the Corporation pays prime minus 1.25% which equates to 2.00% on December 31, 2008. Interest payments are due quarterly. The revolving loan agreement contains various financial and non-financial covenants. One of these covenants requires the Bank to maintain a return on its assets of at least 0.60%. The Bank was in violation on this covenant as of December 31, 2008, as its return on assets was 0.51%. U.S. Bank agreed to waive the minimum return on assets covenant as of December 31, 2008. Going forward, U.S. Bank changed the covenant for return on assets from 0.60% to 0.40%. The covenant for total risk based capital to risk-weighted assets was changed from 10.00% to 10.25%. All other terms and conditions remain the same.
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

The proceeds from the Subordinated Debenture Purchase Agreement with U.S. Bank were used to pay in full the Subordinated Term Loan Agreement with Harris Trust and Savings Bank in the amount of $5,000,000. Under the terms of the Subordinated Purchase Agreement, the Bank pays three-month LIBOR plus 1.20% which equates to 2.70% on December 31, 2008. Interest payments are due quarterly.
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
The Bank has incurred indebtedness pursuant to FHLB advances as follows:

2008			2007			2006
Amount	Rate	Maturity	Amount	Rate	Maturity	Amount	Rate	Maturity
			$3,000,000	5.55%	10/02/2008	$8,000,000	4.19%	07/24/2007
						3,000,000	5.57%	08/13/2007
						3,000,000	5.55%	10/02/2008

$—			$3,000,000			$14,000,000

There were no FHLB advances outstanding as of December 31, 2008. During 2008, the maximum amount outstanding at any month-end during the year for FHLB Advances was $23,000,000. The Bank may add indebtedness of this nature in the future if determined to be in the best interest of the Bank.
Security repurchase agreements are short-term borrowings that generally mature within one to three days from the transaction date. At December 31, 2008, and 2007 the weighted average interest rate on these borrowings was 0.88% and 3.83%, respectively. During 2008, the maximum amount outstanding at any month-end during the year was $66,000,155. Due to the fact that security repurchase agreements are a sweep product used by our corporate clients, there is not a large volatility in the average balances, because of the core deposit base. Balances in excess of this core deposit base are generally invested in overnight Federal Funds sold. Thus, liquidity is not materially affected.
Capital for the Bank is above well-capitalized regulatory requirements at December 31, 2008. Pertinent capital ratios for the Bank as of December 31, 2008 are as follows:

		Well	Adequately
	Actual	Capitalized	Capitalized
Tier 1 risk-based capital ratio	8.8%	6.0%	4.0%
Total risk-based capital ratio	10.5%	10.0%	8.0%
Leverage ratio	7.5%	5.0%	4.0%

Dividends from the Bank to the Corporation may not exceed the net undivided profits of the Bank (included in consolidated retained earnings) for the current calendar year and the two previous calendar years without prior approval of the OCC. In addition, Federal banking laws limit the amount of loans the Bank may make to the Corporation, subject to certain collateral requirements. No loans were made during 2008 or 2007 by the Bank to the Corporation. A dividend of $1,315,000 and $1,300,000 was declared and made during 2008 and 2007, respectively by the Bank to the Corporation.
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
On July 17, 2008, the Board of Directors authorized an increase of $200,000 to Program One, and a decrease of $200,000 to Program Two.
On September 18, 2008, the Board of Directors of the Corporation voted to merge Program One and Program Two stock repurchase programs of the Corporation. In addition, the Board of Directors authorized the allocation of an additional $500,000 to the merged stock repurchase program. Under the resulting stock repurchase program, the Corporation may repurchase its shares in individually negotiated transactions from time to time as shares become available. The Corporation will fund purchases under the repurchase program from available working capital. The stock repurchase program does not require the Corporation to acquire any specific number of shares and may be modified, suspended, extended or terminated by the Corporation at any time without prior notice. The repurchase program would have terminated on December 31, 2008, but was terminated by the Board of Directors of the Corporation on November 20, 2008.
On November 20, 2008, the Board of adopted a new three-year stock repurchase program for directors and employees. Under the new stock repurchase program, the Corporation may repurchase shares in individually negotiated transactions from time to time as such shares become available and spend up to $8 million to repurchase such shares over the three-year term. Subject to the $8 million limitation, the Corporation intends to purchase shares recently acquired by the selling shareholder pursuant to the exercise of stock options or the vesting of restricted stock, and limit its acquisition of shares which were not recently acquired by the selling shareholder pursuant to the exercise of stock options or the vesting of shares of restricted stock to no more than 10,000 shares per year. Under the new repurchase plan, the Corporation purchased 6,041 shares during 2008 and as of December 31, 2008, $7,769,354 is still available under the new repurchase plan. The stock repurchase program does not require the Corporation to acquire any specific number of shares and may be modified, suspended, extended or terminated by the Corporation at any time without prior notice. The repurchase program will terminate on December 31, 2011, unless earlier suspended or discontinued by the Corporation.

The amount and timing of shares repurchased under the repurchase program, as well as the specific price, will be determined by management after considering market conditions, company performance and other factors.
Recent Accounting Pronouncements and Developments
Note 3 to the Consolidated Financial Statements under Item 8 discusses new accounting policies adopted by the Corporation during 2008 and the expected impact of accounting policies. Note 3 also discusses recently issued or proposed new accounting policies but not yet required to be adopted and the impact of the accounting policies if known. To the extent the adoption of new accounting standards materially affects financial conditions; results of operations, or liquidity, the impacts if known are discussed in the applicable section(s) of notes to consolidated financial statements.
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

Interest rate risk is monitored through earnings simulation modeling. The earnings simulation model projects changes in net interest income caused by the effect of changes in interest rates. The model requires management to make assumptions about how the balance sheet is likely to behave through time in different interest rate environments. Loan and deposit balances remain static and maturities reprice at the current market rate. The investment portfolio maturities and prepayments are assumed to be reinvested in similar instruments. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds. Non-maturity deposit pricing is modeled on historical patterns. The Corporation performs a 200 basis point upward and downward interest rate shock to determine whether there would be an adverse impact on its annual net income and that it is within the established policy limits. At December 31, 2008, a downward interest rate shock scenario was not performed due to the low level of current interest rates. The earnings simulation model as of December 31, 2008, projects an approximate increase of 4.0% in net income in a 200 basis point upward interest rate shock. As of December 31, 2007, the earnings simulation model projected an approximate increase of 0.20% in net income in a 200 basis point downward interest rate shock and an approximate decrease of 2.30% in net income in a 200 basis point upward interest rate shock. The upward and downward change is well within the policy limits established by the ALCO policy for the period ending December 31, 2008, and 2007, respectively.
During 2008, the interest rate position of the Corporation was liability sensitive, meaning net income should decrease as rates rise and increase as rates fall. Due to the mix and timing of the repricing of the Corporation’s assets and liabilities, interest income is not materially impacted whether rates increase or decrease in a 200 basis point interest rate shock. See further discussion on interest rate sensitivity on page 36.

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
Management assessed the system of internal control over financial reporting as of December 31, 2008, in relation to criteria for adequate internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2008, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control — Integrated Framework.” Crowe Horwath LLP, independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting.

/s/ Morris L. Maurer	/s/ Debra L. Ross

Morris L. Maurer	Debra L. Ross
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
The National Bank of Indianapolis Corporation
Indianapolis, Indiana
We have audited the accompanying consolidated balance sheet of The National Bank of Indianapolis Corporation as of December 31, 2008, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2008. We also have audited The National Bank of Indianapolis Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The National Bank of Indianapolis Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The National Bank of Indianapolis Corporation as of December 31, 2008, and the results of its operations and its cash flows for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion The National Bank of Indianapolis Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
/s/ Crowe Horwath LLP
Indianapolis, Indiana
February 16, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
The National Bank of Indianapolis Corporation
We have audited the accompanying consolidated balance sheet of The National Bank of Indianapolis Corporation (the Corporation) as of December 31, 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The National Bank of Indianapolis Corporation at December 31, 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, in 2006 the Corporation changed its method of accounting for stock options in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.
/s/ Ernst & Young LLP
Indianapolis, IN
March 7, 2008

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2008, and 2007

	2008	2007
ASSETS
Cash and due from banks	$29,819,411	$41,966,169
Reverse repurchase agreements	1,000,000	81,000,000
Federal funds sold	600,669	39,356,700

Cash and cash equivalents	31,420,080	162,322,869
Available-for-sale securities	56,977,201	62,267,910
Held-to-maturity securities (fair value of $82,971,003 and $72,034,922 at December 31, 2008, and 2007)	83,566,841	71,755,912

Total investment securities	140,544,042	134,023,822

Loans	904,207,064	830,328,325
Less allowance for loan losses	(12,847,276)	(9,452,715)

Net loans	891,359,788	820,875,610
Premises and equipment	22,818,339	17,416,132
Accrued interest receivable	4,855,561	5,465,584
Federal Reserve and FHLB stock	3,149,900	3,149,900
Other assets	23,636,732	19,855,140

Total assets	$1,117,784,442	$1,163,109,057

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing demand deposits	$178,656,062	$180,590,295
Interest bearing deposits	573,678,647	629,341,940
Time deposits over $100,000	136,813,566	109,901,689
Other time deposits	76,817,194	84,928,105

Total deposits	965,965,469	1,004,762,029
Security repurchase agreements	51,146,454	58,475,789
FHLB advances	—	3,000,000
Revolving line of credit	4,200,000	—
Subordinated debt	5,000,000	5,000,000
Junior subordinated debentures owed to unconsolidated subsidiary trust	13,918,000	13,918,000
Other liabilities	5,341,867	9,015,233

Total liabilites	1,045,571,790	1,094,171,051

Shareholders’ equity:
Common stock, no par value:
Authorized shares; 2008 and 2007 - 15,000,000 shares; Issued 2,778,311 in 2008 and 2,741,438 in 2007, including 484,130 and 415,103 shares of treasury stock	$14,655,303	$17,126,383
Additional paid-in capital	8,766,045	7,180,886
Retained earnings	47,954,815	44,170,868
Accumulated other comprehensive income	836,489	459,869

Total shareholders’ equity	72,212,652	68,938,006

Total liabilities and shareholders’ equity	$1,117,784,442	$1,163,109,057

See accompanying notes.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2008, 2007, and 2006

	2008	2007	2006
Interest income:
Interest and fees on loans	$48,987,577	$57,383,476	$52,723,884
Interest on investment securities taxable	4,488,666	6,777,040	4,908,529
Interest on investment securities nontaxable	2,047,549	1,816,759	1,781,552
Interest on federal funds sold	705,591	2,491,651	1,848,871
Interest on reverse repurchase agreements	148,383	410,757	112,375

	56,377,766	68,879,683	61,375,211
Interest expense:
Interest on deposits	17,979,023	30,847,099	24,542,555
Interest on security repurchase agreements	543,599	2,078,009	2,128,130
Interest on FHLB advances and overnight borrowings	193,473	463,016	1,027,733
Interest on other short-term debt	16,431	—	—
Interest on long-term debt	1,716,863	1,874,507	1,866,100

	20,449,389	35,262,631	29,564,518

Net Interest Income	35,928,377	33,617,052	31,810,693

Provision for loan losses	7,400,000	904,000	1,086,000

Net interest income after provision for loan losses	28,528,377	32,713,052	30,724,693

Other operating income:
Wealth management fees	5,047,569	4,546,795	3,715,964
Service charges and fees on deposit accounts	2,484,539	1,818,505	1,712,924
Rental income	574,960	596,753	451,473
Mortgage banking income	143,686	392,314	331,866
Interchange income	877,002	677,288	789,430
Other income	2,075,803	1,802,067	1,354,460

	11,203,559	9,833,722	8,356,117
Other operating expenses:
Salaries, wages and employee benefits	19,172,223	19,098,118	18,010,560
Occupancy	2,081,112	1,790,671	1,735,164
Furniture and equipment	1,428,235	1,240,816	1,181,583
Professional services	1,971,082	1,800,019	1,447,479
Data processing	2,024,210	1,775,273	1,678,083
Business development	1,526,467	1,292,463	1,176,403
FDIC insurance	918,051	98,632	96,500
Other	5,585,020	3,704,184	3,269,313

	34,706,400	30,800,176	28,595,085

Income before tax	5,025,536	11,746,598	10,485,725
Federal and state income tax	1,241,589	3,856,049	3,500,936

Net income	$3,783,947	$7,890,549	$6,984,789

Basic earnings per share	$1.64	$3.39	$3.03

Diluted earnings per share	$1.58	$3.27	$2.90

See accompanying notes.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2008, 2007, and 2006

					Accumulated
			Additional		Other
	Common	Unearned	Paid-In	Retained	Comprehensive
	Stock	Compensation	Capital	Earnings	Income (Loss)	Total

Balance at January 1, 2006	$19,549,673	$(357,507)	$4,341,410	$29,295,530	$(1,246,584)	$51,582,522

Comprehensive income:
Net income	—	—	—	6,984,789	—	6,984,789
Other comprehensive income:
Net unrealized gain on investments, net of tax of $319,077	—	—	—	—	486,470	486,470
Net unrealized gain on swap, net of tax of $148,976	—	—	—	—	227,131	227,131

Total comprehensive income						7,698,390
Income tax benefit from deferred stock compensation	—	—	559,260	—	—	559,260
Issuance of 61,768 shares of common stock under stock-based compensation plans	1,360,600	—	(250,750)	—	—	1,109,850
Repurchase of 42,989 shares of common stock	(1,936,368)	—	—	—	—	(1,936,368)
Stock based compensation earned	—	—	771,177	—	—	771,177
Adoption of FASB 123(R) reversal of (41,700) shares of unvested restricted common stock	(1,172,525)	357,507	815,018	—	—	—

Balance at December 31, 2006	17,801,380	—	6,236,115	36,280,319	(532,983)	59,784,831

Comprehensive income:
Net income	—	—	—	7,890,549	—	7,890,549
Other comprehensive income
Net unrealized gain on investments, net of tax of $587,524	—	—	—	—	895,748	895,748
Net unrealized gain on swap, net of tax of $63,691	—	—	—	—	97,104	97,104

Total comprehensive income						8,883,401

					Accumulated
			Additional		Other
	Common	Unearned	Paid-In	Retained	Comprehensive
	Stock	Compensation	Capital	Earnings	Income (Loss)	Total

Income tax benefit from deferred stock compensation	$—	$—	$551,616	$—	$—	$551,616
Issuance of 63,567 shares of common stock under stock-based compensation plans	1,719,406	—	(815,792)	—	—	903,614
Repurchase of 47,718 shares of common stock	(2,394,403)	—	—	—	—	(2,394,403)
Stock based compensation earned	—	—	1,208,947	—	—	1,208,947

Balance at December 31, 2007	17,126,383	—	7,180,886	44,170,868	459,869	68,938,006

Comprehensive income:
Net income	—	—	—	3,783,947	—	3,783,947
Other comprehensive income:
Net unrealized gain on investments, net of tax of $235,679	—	—	—	—	376,620	376,620

Total comprehensive income	—	—	—	—	—	4,160,567

Income tax benefit from deferred stock compensation	—	—	320,631	—	—	320,631
Issuance of 36,873 shares of common stock under stock-based compensation plans	1,031,087	—	(97,621)	—	—	933,466
Repurchase of 69,027 shares of common stock	(3,502,167)	—	—	—	—	(3,502,167)
Stock based compensation earned	—	—	1,362,149	—	—	1,362,149

Balance at December 31, 2008	$14,655,303	$—	$8,766,045	$47,954,815	$836,489	$72,212,652

See accompanying notes.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
Years Ended December 31, 2008, 2007, and 2006

	2008	2007	2006
Cash flows from operating activities
Net income	$3,783,947	$7,890,549	$6,984,789
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	7,400,000	904,000	1,086,000
Proceeds from sale of loans held for sale	40,594,396	15,188,351	16,233,576
Origination of loans held for sale	(38,523,700)	(15,003,351)	(13,734,219)
Depreciation and amortization	1,545,123	1,408,010	1,645,031
Market adjustment on mortgage servicing rights	715,087	144,650	(123,090)
Gain on sale of loans	(498,934)	(205,425)	(156,583)
Gain on disposal of premises and equipment	—	(1,260)	—
Net change in deferred income taxes	(1,912,957)	(325,232)	(325,702)
Net increase bank owned life insurance	(449,778)	(476,196)	(10,211,303)
Excess tax benefit from deferred stock compensation	(320,631)	(551,616)	(559,260)
Board stock compensation	99,799	99,709	99,786
Net accretion/amortization of discounts and premiums on investments	308,675	175,081	271,763
Compensation expense related to restricted stock and options	1,362,149	1,208,947	771,177
(Increase)/decrease in:
Accrued interest receivable	610,023	12,105	(875,644)
Other assets	(2,369,623)	(839,940)	(609,736)
Increase/(decrease) in Other liabilities	(3,352,735)	2,054,806	1,982,088

Net cash from operating activities	8,990,841	11,683,188	2,478,673

Cash flows from investing activities
Proceeds from maturities of investment securities held-to-maturity	16,376,886	14,284,373	8,375,465
Proceeds from maturities of investment securities available-for-sale	23,002,881	36,513,792	11,518,393
Purchases of investment securities held-to-maturity	(28,416,602)	(25,000)	(10,548,243)
Purchases of investment securities available-for-sale	(17,179,761)	(36,501,327)	(1,478,594)
Net increase in loans	(79,455,940)	(85,734,349)	(63,312,198)
Purchases of premises and equipment	(6,947,330)	(6,755,994)	(1,573,196)

Net cash from investing activities	(92,619,866)	(78,218,505)	(57,018,373)

Cash flows from financing activities
Net change in deposits	(38,796,560)	129,678,396	100,767,918
Net change in security repurchase agreements	(7,329,335)	(657,539)	5,576,926
Net change in FHLB advances	(3,000,000)	(11,000,000)	(10,000,000)
Net change in revolving line of credit	4,200,000	—	—
Proceeds from issuance of long-term debt	—	5,000,000	—
Repayment from issuance of long-term debt	—	(5,000,000)	—
Repurchase of stock	(3,502,167)	(2,394,403)	(1,936,368)
Income tax benefit from exercise of options	320,631	551,616	559,260
Proceeds from issuance of stock	833,667	803,905	1,010,064

Net cash from financing activities	(47,273,764)	116,981,975	95,977,800

Increase in cash and cash equivalents	(130,902,789)	50,446,658	41,438,100
Cash and cash equivalents at beginning of year	162,322,869	111,876,211	70,438,111

Cash and cash equivalents at end of year	$31,420,080	$162,322,869	$111,876,211

Interest paid	$21,050,459	$35,052,326	$28,639,659

Income taxes paid	$3,754,608	$2,668,571	$4,137,770

See accompanying notes.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 1 — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations and Principles of Consolidation: The National Bank of Indianapolis Corporation (the Corporation) was incorporated in the state of Indiana on January 29, 1993. The Corporation subsequently formed a de novo national bank, The National Bank of Indianapolis (the Bank), and a statutory trust, NBIN Statutory Trust I (the Trust). The Bank is a wholly owned subsidiary and commenced operations in December 1993. The Trust was formed in September 2000 as part of the issuance of trust preferred capital securities.
The Corporation and the Bank engage in a wide range of commercial, personal banking, and trust activities primarily in central Indiana. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area.
The Corporation has a full-service Wealth Management division, which offers trust, estate, retirement and money management services. Income from wealth management services is recognized when earned.
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
Cash Flows: Cash and cash equivalents consist of cash, interest-bearing deposits, and instruments with maturities of one month or less when purchased. Interest-bearing deposits are available on demand. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and federal funds purchased and repurchase agreements.
Investment Securities: Investments in debt securities are classified as held-to-maturity or available-for-sale. Management determines the appropriate classification of the securities at the time of purchase based on a policy approved by the Board of Directors.
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
Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.
Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and the Corporation’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 1 — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) Stock: The Bank is a member of FHLB Indianapolis. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB and FRB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.
Loans Held for Sale: The Corporation periodically sells residential mortgage loans it originates based on the overall loan demand of the Corporation and outstanding balances of the residential mortgage portfolio. Loans held for sale are carried at the lower of cost or market, determined on an aggregate basis. Gains from the sale of these loans into the secondary market are included in mortgage banking income. The determination of loans held for sale is based on the loan’s compliance with Federal National Mortgage Association (FNMA) underwriting standards.
Loans: Interest income on commercial, mortgage, and consumer loans is accrued on the principal amount of such loans outstanding and is recognized when earned. Loan origination fees and certain direct origination costs are deferred and recognized in interest income using the level-yield method without anticipating prepayments.
Loans are typically placed on non-accrual when they become past due ninety days or it is determined that the obligor will not pay all contractual principal and interest due. Unless there is a significant reason to the contrary, consumer loans are charged off when deemed uncollectible, but generally no later than when a loan is past due 150 days. Any accrued interest is charged against interest income. Interest continues to legally accrue on these non-accrual loans, but no income is recognized for financial statement purposes. Both principal and interest payments received on non-accrual loans are applied to the outstanding principal balance, until the remaining balance is considered collectible, at which time interest income may be recognized when received.
Allowance for Loan Losses: The allowance for loan losses is established though provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance for loan losses.
The allowance for loan losses is an estimate based on management’s judgment by applying the principles of Statement of Financial Accounting Standards (SFAS) 5, Accounting for Contingencies, SFAS 114, Accounting by Creditors for Impairment of a Loan, and SFAS 118, Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures.
Within the allowance, there are specific and general loss components. The specific loss component is assessed for non-homogeneous loans that management believes to be impaired in accordance with SFAS 114. Loans are considered to be impaired when it is determined that the obligor will not pay all contractual principal and interest due. For loans determined to be impaired, the loan’s carrying value is compared to its fair value using one of the following fair value measurement techniques: present value of expected future cash flows, observable market price, or fair value of the associated collateral less costs to sell. An allowance is established when the fair value is lower than the carrying value of that loan. In addition to establishing allowance levels for specifically identified impaired loans, management determines an allowance for all other loans in the portfolio for which historical experience indicates that certain losses exist in accordance to SFAS 5. These loans are segregated by major product type and/or risk grade with an estimated loss ratio applied against each product type and/or risk grade. The loss ratio is generally based upon historic loss experience for each loan type as adjusted for certain environmental factors management believes to be relevant.
It is the policy of the Corporation to promptly charge off any commercial loan, or portion thereof, which is deemed to be uncollectible. This includes, but is not limited to, any loan rated “Loss” by the regulatory authorities. Impaired commercial credits are considered on a case-by-case-basis.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 1 — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)
An assessment of the adequacy of the allowance is performed on a quarterly basis. Management believes the allowance for loan losses is maintained a level that is adequate to absorb probable losses inherent in the loan portfolio.
Mortgage Servicing Rights: Mortgage servicing rights are recognized as separate assets when rights are acquired through the sale of mortgage loans. Capitalized mortgage servicing rights are reported in other assets. Through December 31, 2006, capitalized mortgage servicing rights were allocated as a portion of the cost of the loan based on relative fair values, and amortized and netted against mortgage banking income in proportion to, and over the period of, the estimated future servicing income of the underlying financial assets. Mortgage servicing rights were evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment was determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment was recorded in a valuation allowance.
On January 1, 2007, the Corporation adopted FASB Statement No. 156, Accounting for Servicing of Financial Assets (FASB No. 156), an amendment of FASB No. 140. FASB No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value. As permitted by FASB No. 156, the Corporation has elected to record mortgage servicing rights at fair value with subsequent changes in fair value reflected in earnings. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. The Corporation obtains fair value estimates from an independent third party and compares significant valuation model inputs to published industry data in order to validate the model assumptions and results.
Servicing fee income which is reported on the income statement as Mortgage banking income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights was netted against loan servicing fee income for the year ended December 31, 2006. Servicing fees totaled $278,215, $268,623, and $266,327 for the years ended December 31, 2008, 2007, and 2006. Late fees and ancillary fees related to loan servicing are not material.
Transfer of Financial Assets: Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Corporation, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
Loan Commitments and Related Financial Instruments: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.
Derivative Instruments and Hedging Activities: During 2004, the Corporation entered into a three-year interest rate swap, which expired April 15, 2007. The interest rate swap was utilized to mitigate the risk of adverse interest rate movements on the value of future cash flows related to its investment in overnight Federal Funds sold. Pursuant to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (FASB No. 133), cash flow hedges are accounted for by recording the fair value of the derivative instrument on the consolidated balance sheets as either an asset or liability, with a corresponding offset recorded in other comprehensive income within shareholders’ equity, net of tax, to the extent the hedge was effective.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 1 — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)
Under the cash flow hedge accounting method, derivative gains and losses not effective in hedging the change in expected cash flows of the hedged item were recognized immediately in the consolidated income statements. At the hedge’s inception and quarterly thereafter, a formal assessment was performed to determine whether changes in cash flows of the derivative instrument had been highly effective in offsetting changes in the cash flows of the hedged item and whether they were expected to be highly effective in the future. If it was determined a derivative instrument had not been highly effective as a hedge, hedge accounting was discontinued. There were no outstanding derivative instruments as of December 31, 2008, and December 31, 2007.
Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation computed by the straight-line method over their useful lives or, for leasehold improvements, the shorter of the remaining lease term or useful life of the asset. Maintenance and repairs are charged to operating expense when incurred, while improvements that extend the useful life of the assets are capitalized and depreciated over the estimated remaining life.
Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.
Bank-Owned Life Insurance: The Corporation owns bank-owned life insurance (BOLI) on certain officers. Upon adoption of EITF 06-5, which is discussed further below, BOLI is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Prior to adoption of EITF 06-5, the Corporation recorded owned life insurance at its cash surrender value.
In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance){Issue}. This Issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the Issue requires disclosure when there are contractual restrictions on the Corporation’s ability to surrender a policy. The adoption of EITF 06-5 on January 1, 2007, had no impact on the Corporation’s financial condition or results of operation.
Changes in the cash surrender values are included in other income. At December 31, 2008, and 2007 income recorded from BOLI totaled $449,778 and $476,196, respectively.
Long-Term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.
Securities Purchased Under Resale Agreements and Securities Sold Under Repurchase Agreements: Securities purchased under resale agreements and securities sold under repurchase agreements are generally treated as collateralized financing transactions and are recorded at the amount at which the securities were acquired or sold plus accrued interest. Securities, generally U.S. government and Federal agency securities, pledged as collateral under these financing arrangements cannot be sold by the secured party. The fair value of collateral either received from or provided to a third party is monitored and additional collateral is obtained or requested to be returned as deemed appropriate.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 1 — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)
Comprehensive Income: Comprehensive income is defined as net income plus other comprehensive income, which, under existing accounting standards, includes unrealized gains and losses on available-for-sale debt securities and unrealized gains or losses on interest rate swaps utilized in an effective cash flow hedge program, net of deferred taxes. Comprehensive income is reported by the Corporation in the consolidated statements of shareholders’ equity.
Earnings Per Share: Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of shares of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income applicable to common shareholders by the sum of the weighted-average number of shares and the potentially dilutive shares that could be issued through stock award programs or convertible securities.
Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Based upon information presently available, we believe that the total amounts, if any, that will ultimately be paid arising from these claims and legal actions are reflected in the consolidated results of operations and financial position.
Fair Values of Financial Instruments: The fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment concerning several factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.
Stock-Based Compensation: On January 1, 2006, the Corporation adopted FASB Statement No. 123(R)’s, Share-Based Payment (FASB No. 123(R)), using the “modified prospective” transition method. FASB No. 123(R) requires that stock based compensation to employees be recognized as compensation cost in the income statement based on the fair value of the stock options on measurement date, which for the Corporation is the date of grant. The modified prospective method recognizes compensation costs beginning on January 1, 2006: (a) based on the requirements of FASB No. 123(R) for all share-based payments granted after that date and (b) based on the requirements of FASB Statement No. 123, Accounting for Stock-Based Compensation (FASB No. 123), for all awards granted to employees prior to that date that remain unvested prior to 2006.
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
New shares are issued upon share option exercise or restricted stock vesting.
Retirement Plans: Employee 401(k) expense is the amount of matching contributions.
Reportable Segments: The Corporation has determined that it has one reportable segment, banking services. The Bank provides a full range of deposit, credit, and money management services to its target markets, which are small to medium size businesses, affluent executive and professional individuals, and not-for-profit organizations in the Indianapolis Metropolitan Statistical Area of Indiana.
Income Taxes: The Corporation and the Bank file a consolidated federal income tax return. The provision for income taxes is based upon income in the financial statements, rather than amounts reported on the Corporation’s income tax return.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 1 — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)
Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.
The Corporation adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Corporation’s financial statements.
The Corporation recognizes interest and/or penalties related to income tax matters in income tax expense.
Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The allowance for loan losses, loan servicing rights, and fair values of financial instruments are particularly subject to change.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS
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
In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP 157-3 provides clarification of the application of FAS 157 in an inactive market. FSP 157-3 was effective for the Corporation’s financial statements as of September 30, 2008, and did not significantly impact the methods by which the Corporation determines fair value of its financial assets.
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
On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 was effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The impact of adoption was not material.
In December 2007, the SEC issued SAB No. 110, which expresses the views of the SEC regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), Share-Based Payment. The SEC concluded that a company could, under certain circumstances, continue to use the simplified method for share option grants after December 31, 2007. The Company does not use the simplified method for share options and therefore SAB No. 110 has no impact on the Company’s consolidated financial statements.
Effect of Newly Issued But Not Yet Effective Accounting Standards:
In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Corporation’s results of operations or financial position and will apply to any business combinations prospectively.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS (continued)
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. FAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Corporation does not expect the adoption of FAS No. 160 to have a significant impact on its results of operations or financial position.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. FAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. FAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard is not expected to have a material effect on the Corporation’s results of operations or financial position.
NOTE 3 — RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS
The Corporation is required to maintain average reserve balances with the Federal Reserve Bank or as cash on hand or on deposit with a correspondent bank. The required amount of reserve to be maintained at the Federal Reserve Bank was approximately $25,000 at December 31, 2008, and 2007.
NOTE 4 — JUNIOR SUBORDINATED DEBENTURES
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
In accordance with FIN 46(R), the Corporation does not consolidate the Trust in its financial statements. The junior subordinated debt obligation issued to the Trust of $13,918,000 is reflected in the Corporation’s consolidated balance sheets at December 31, 2008, and 2007. The junior subordinated debentures owed to the Trust and held by the Corporation qualify as Tier 1 capital for the Corporation under Federal Reserve Board guidelines.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 5 — INVESTMENT SECURITIES
The following is a summary of available-for-sale and held-to-maturity securities:

	Available-for-Sale Securities
		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
2008
U.S. Treasury securities	$499,200	$5,203	$—
U.S. Government-sponsored entities	56,478,001	1,368,595	—

Total	$56,977,201	$1,373,798	$—

	Available-for-Sale Securities
		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
2007
U.S. Treasury securities	$1,513,630	$10,100	$—
U.S. Government-sponsored entities	60,751,399	889,799	138,400
Collateralized mortgage obligations	2,881	—	—

Total	$62,267,910	$899,899	$138,400

	Held-to-Maturity Securities
		Gross	Gross	Estimated
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gain	Loss	Value
2008
Municipals	$56,873,446	$213,348	$799,408	$56,287,386
Collateralized mortgage obligations	8,825,025	11,364	146	8,836,243
Mortgage backed securities	17,693,370	45,330	66,325	17,672,375
Other securities	175,000	—	1	174,999

	$83,566,841	$270,042	$865,880	$82,971,003

2007
Municipals	$46,256,605	$553,799	$11,623	$46,798,781
Collateralized mortgage obligations	20,534,718	—	209,170	20,325,548
Mortgage backed securities	4,764,589	—	53,400	4,711,189
Other securities	200,000	—	596	199,404

	$71,755,912	$553,799	$274,789	$72,034,922

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 5 — INVESTMENT SECURITIES (continued)
The fair value of debt securities and carrying amount, if different, at year end 2008 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Held-to-Maturity		Available-for-Sale
	Carrying	Fair	Fair
	Amount	Value	Value

Due in one year or less	$475,000	$475,541	$21,099,000
Due from one to five years	14,829,325	14,964,828	35,878,201
Due from five to ten years	41,744,121	41,022,016	—
Due after ten years	—	—	—
Mortgage-backed	26,518,395	26,508,618	—

Total	$83,566,841	$82,971,003	$56,977,201

Securities with unrealized losses at year-end 2008 and 2007, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
2008
Collateralized mortgage obligations	$—	$—	$2,782,996	$146	$2,782,996	$146

Mortgage backed securities	14,034,717	66,325	—	—	14,034,717	66,325

Municipal bonds	7,980,836	21,137	33,280,640	778,271	41,261,476	799,408
Other securities	—	—	24,999	1	24,999	1

Total temporarily Impaired	$22,015,553	$87,462	$36,088,635	$778,418	$58,104,188	$865,880

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
2007
U.S. government- sponsored entities	$—	$—	$19,861,600	$138,400	19,861,600	$138,400
Collateralized mortgage obligations	—	—	25,036,737	262,570	25,036,737	262,570
Municipal bonds	—	—	2,812,330	11,623	2,812,330	11,623
Other securities	—	—	99,404	596	99,404	596

Total temporarily impaired	$—	$—	$47,810,071	$413,189	$47,810,071	$413,189

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 5 — INVESTMENT SECURITIES (continued)
The Corporation held 98 investment securities as of December 31, 2008, of which the amortized cost was greater than market value. Management does not believe any individual unrealized loss as of December 31, 2008, represents an other-than-temporary impairment. The Corporation has both the intent and ability to hold these securities for a time necessary to recover the amortized cost.
There were no unrealized losses for investments classified as available-for-sale.
The unrealized losses for investments classified as held-to-maturity is attributable to changes in interest rates and other market conditions, and individually were 11.6% or less of their respective amortized costs. The unrealized losses relate primarily to debt securities issued by various municipalities. The majority of these investment securities were purchased during 2005 and the first quarter of 2006 when rates were lower. The largest unrealized loss relates to one municipal that was purchased February 2006. As of December 31, 2008, all but three of the municipal debt securities were rated BBB or better (either as a result of insurance or the underlying rating on the bond). All interest payments are current for all municipal securities.
There are also unrealized losses related to the collateralized mortgage obligations and mortgage backed securities . These securities were purchased in 2004 and the first quarter of 2008, when rates were lower than December 31, 2008. All of the CMOs and MBSs are backed by the Federal Home Loan Mortgage Corporation (“FHLMC”). Given these investments are backed by a U.S. Government sponsored entity, we do not believe credit risk to be significant.
Investment securities with a carrying value of approximately $51,000,000 and $59,000,000 at December 31, 2008, and 2007, respectively, were pledged as collateral for bankruptcy accounts to the U.S. Department of Justice, Treasury Tax and Loan, uninsured balances for Wealth Management clients and securities sold under agreements to repurchase.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 6 — LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans, including net unamortized deferred fees and costs, consist of the following at December 31:

	2008	2007

Residential loans secured by real estate	$344,175,882	$325,596,434
Commercial loans secured by real estate	217,444,628	175,027,267
Other commercial and industrial loans	307,409,440	279,109,370
Consumer loans	35,177,114	50,595,254

Total loans	904,207,064	830,328,325
Less allowance for loan losses	(12,847,276)	(9,452,715)

Total loans, net	$891,359,788	$820,875,610

As of December 31, 2008, and December 31, 2007, loans held for sale totaled $969,000 and $2,073,000, respectively, and are included in the totals above.
There were no loans pledged as collateral for FHLB advances as of December 31, 2008. The amount of loans pledged as collateral for FHLB advances as of December 31, 2007, was $4,350,000.
Activity in the allowance for loan losses was as follows:

	2008	2007	2006

Beginning balance	$9,452,715	$8,513,098	$8,346,390
Loan charge offs	(4,392,659)	(882,665)	(1,485,241)
Recoveries	387,220	918,282	565,949
Provision for loan losses	7,400,000	904,000	1,086,000

Ending balance	$12,847,276	$9,452,715	$8,513,098

Loans are considered to be impaired when it is determined that the obligor will not pay all contractual principal and interest when due. The table below provides information on impaired loans at December 31, 2008, and December 31, 2007.

	2008	2007	2006

Year-end balance of impaired loans	$8,777,123	$5,789,182	$7,185,421
Related allowance on impaired loans	$1,688,670	$1,066,158	$450,320
Impaired loans with related allowance	$3,440,340	$3,358,431	$1,986,437
Impaired loans without an allowance	$5,336,783	$2,430,751	$5,198,984
Average balance of impaired loans	$7,708,000	$5,386,000	$3,723,000
Accrued interest recorded during impairment	$529	$—	$—
Cash basis interest income recognized	$—	$—	$—
At December 31, 2008, and 2007, there were approximately $3,754 and $27,188, respectively, of loans greater than 90 days past due and still accruing interest. The total amount of non-accrual loans as of December 31, 2008, was $8,773,367 as compared to $5,761,994 at December 31, 2007.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 7 — PREMISES AND EQUIPMENT
Premises and equipment consist of the following at December 31:

	2008	2007

Land and improvements	$8,892,761	$5,886,875
Building and improvements	12,480,059	9,477,149
Construction-in-progress	68,476	1,544,149
Leasehold improvements	2,257,619	1,680,353
Furniture and equipment	12,338,790	10,535,796

	36,037,705	29,124,322
Less accumulated depreciation and amortization	(13,219,366)	(11,708,190)

Net premises and equipment	$22,818,339	$17,416,132

Depreciation expense was $1,545,123, $1,408,010, and $1,645,031 for 2008, 2007, and 2006, respectively.
Certain Corporation facilities and equipment are leased under various operating leases. Rental expense under these leases was $306,605, $256,924, and $359,839 for 2008, 2007, and 2006, respectively.
Future minimum rental commitments under non-cancelable leases are:

2009	$390,905
2010	326,761
2011	271,851
2012	271,973
2013	275,778
Thereafter	1,229,953

$2,767,221

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 8 — MORTGAGE BANKING ACTIVITIES
The unpaid principal balances of mortgage loans serviced for others were $125,353,294 and $104,170,970 at December 31, 2008, and 2007, respectively.
Custodial escrow balances maintained in connection with serviced loans were $1,244,021 and $383,086 at year-end 2008, and 2007, respectively.
The following table includes activity for mortgage servicing rights:

	2008	2007	2006

Balance at January 1	$1,347,987	$1,326,603	$1,482,554
Plus additions	436,904	166,034	169,504
Less amortization	—	—	(266,327)
Market adjustments	(715,087)	(144,650)	—

Balance at December 31	1,069,804	1,347,987	1,385,731
Less valuation allowance	—	—	(59,128)

Balance, net	$1,069,804	$1,347,987	$1,326,603

Mortgage servicing rights are carried at fair value at December 31, 2008, and 2007. Fair value at year-end 2008 was determined using discount rates ranging from 11.0% to 17.0%, prepayment speeds ranging from 11.0% to 29.7%, depending on the stratification of the specific right, and a weighted average default rate of 4.14%. Fair value at year-end 2007 was determined using discount rates ranging from 9.0% to 10.1%, prepayment speeds ranging from 8.2% to 17.5%, depending on the stratification of the specific right, and a weighted average default rate of 2.50%.
NOTE 9 — DEPOSITS
Scheduled maturities of time deposits for the next five years are as follows:

2009	$182,551,207
2010	17,132,793
2011	5,731,813
2012	2,125,077
2013	3,818,588

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 10 — OTHER BORROWINGS
Security repurchase agreements are short-term borrowings that generally mature within one to three days from the transaction date. At maturity, the securities underlying the agreements are returned to the Corporation. Information concerning securities sold under agreements to repurchase is summarized as follows:

	2008	2007	2006

Average daily balance during the year	$57,113,798	$54,326,359	$53,683,409
Average interest rate during the year	0.88%	3.83%	3.96%
Maximum month-end balance during the year	$66,000,155	$65,969,393	$75,951,957
Weighted average interest rate at year-end	0.15%	3.04%	4.08%
There were no FHLB advances outstanding as of December 31, 2008. A schedule of the FHLB advances as of December 31, 2007, is as follows:

December 31, 2007
Amount	Rate	Maturity
$3,000,000	5.55%	10/2/2008

$3,000,000

All of the FHLB advances had a fixed interest rate and required monthly interest payments. The principal balances for each of the advances were due at maturity, and included a prepayment penalty. The advances were collateralized by a pledge covering certain of the Corporation’s mortgage loans totaling $88,057,046 and $85,781,437 at December 31, 2008, and 2007. Based on this collateral and the Corporation’s holdings of FHLB stock, the Corporation is eligible to borrow up to $58,704,697 and $56,159,612 at December 31, 2008, and 2007.
The Corporation maintained a revolving credit agreement with Harris Trust and Savings Bank in the amount of $5,000,000 that would have matured September 30, 2007. On June 29, 2007, the Corporation entered into a $5,000,000 loan agreement with U.S. Bank, which matured on June 27, 2008, to replace the revolving credit agreement with Harris Trust and Savings Bank. The revolving loan agreement with U.S. Bank was renewed and will mature June 27, 2009. The loan agreement is used to provide additional liquidity support to the Corporation, if needed. There were no borrowings under either agreement at December 31, 2007.
On September 5, 2008, and December 11, 2008, the Corporation drew $1,300,000 and $2,900,000, respectively, on the revolving loan agreement with U.S. Bank. Under the terms of the revolving loan agreement, the Corporation pays prime minus 1.25% which equates to 2.00% on December 31, 2008. Interest payments are due quarterly.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 10 — OTHER BORROWINGS (continued)
The revolving loan agreement contains various financial and non-financial covenants. One of these covenants requires the Bank to maintain a return on assets of at least 0.60%. The Bank was in violation of this covenant as of December 31, 2008, as its return on assets was 0.51%. U.S. Bank agreed to waive the minimum return on assets covenant as of December 31, 2008. Going forward, U.S. Bank changed the covenant for return on assets from 0.60% to 0.40%. The covenant for total risk based capital to risk-weighted assets was changed from 10.00% to 10.25%. All other terms and conditions remain the same.
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
Under the terms of the Subordinated Purchase Agreement, the Bank pays three-month LIBOR plus 1.20% which equates to 2.70% on December 31, 2008. Interest payments are due quarterly.
NOTE 11 — EQUITY-BASED COMPENSATION
The Board of Directors and the shareholders of the Corporation adopted stock option plans for directors and key employees at the initial formation of the Bank in 1993. The Board of Directors authorized 130,000 shares in 1993, 90,000 shares in 1996, 150,000 shares in 1999, and an additional 120,000 during 2002 to be reserved for issuance under the Corporation’s stock option plan. Options awarded under these plans will all vest during December 2009. In May 2003, the director stock option plan was dissolved, and in June 2005, the key employee stock option plan was dissolved; however, all of the options in these plans remain exercisable for a period of ten years from the date of issuance, subject to the terms and conditions of the plans.
A summary of the activity in the 1993 Stock Option Plan for 2008 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at beginning of year	183,663	$24.26
Exercised	29,500	$22.61

Outstanding at end of year	154,163	$24.58		$2,096,570

Exercisable at end of year	150,900	$24.37	2.3	$2,084,562

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 11 — EQUITY-BASED COMPENSATION (continued)
Information related to the stock option plan during each year follows:

	2008	2007	2006

Intrinsic value of options exercised	$805,937	$801,122	$1,233,560
Cash received from option exercises	$667,100	$497,713	$729,890
Tax benefit realized from option exercises	$301,740	$304,393	$481,824
The table presented below is a summary of the Corporation’s nonvested stock options under this plan and the changes during the year ended December 31, 2008:

		Weighted Average
		Grant Date Fair
2008	Options	Value

Nonvested options at beginning of year	8,063	$11.15
Vested	4,800	$10.45

Nonvested options at end of year	3,263	$12.19

As of December 31, 2008, there was $7,631 of total unrecognized compensation cost related to nonvested, share-based compensation arrangements granted under the key employee stock option plan which is expected to be recognized over a weighted-average period of one year. The compensation cost that was recognized during 2008, 2007, and 2006 was $9,970, $88,849, $191,327, respectively.
1993 Restricted Stock Plan: The Board of Directors also approved a restricted stock plan in 1993. Shares reserved by the Corporation for the restricted stock plan include 50,000 shares in 1993, 20,000 shares in 1996, 40,000 in 1999, and an additional 55,000 shares in 2002. Starting January 1, 2006, compensation expense for the fair value of the restricted stock granted is earned over the vesting period and recorded to additional paid-in capital (APIC). When the restricted stock vests, then the fair value of the stock at the date of grant is recorded as an issuance of common stock and removed from APIC. In June 2005, the restricted stock plan was dissolved, and no additional restricted stock will be issued from this plan.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 11 — EQUITY-BASED COMPENSATION (continued)
The table presented below is a summary of the Corporation’s nonvested restricted stock awards under this plan and the changes during the year ended December 31, 2008:

		Weighted Average
	Restricted	Grant Date Fair
2008	Stock	Value

Nonvested awards at beginning of year	3,500	$31.85
Vested	2,100	$30.08

Nonvested awards at end of year	1,400	$34.50

Information related to the restricted stock plan during each year follows:

	2008	2007	2006

Intrinsic value of shares vested	$111,475	$1,421,295	$475,100
Tax benefit realized from shares vested	$18,891	$247,223	$77,436
As of December 31, 2008, there was $9,246 of total unrecognized compensation costs related to nonvested, share-based compensation arrangements granted under this plan which is expected to be recognized over the weighted-average period of one year. The recognized compensation costs related to this plan during 2008, 2007, and 2006 were $12,180, $96,637, and $220,020, respectively.
2005 Equity Incentive Plan: During 2005, the Board of Directors and the shareholders of the Corporation adopted The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan. The maximum number of shares to be delivered upon exercise of all options and restricted stock awarded under the plan will not exceed 333,000 shares.
Stock Options Issued: During 2008, the Corporation’s Compensation Committee granted 4,900 options with a five year cliff vest. The options have a weighted-average fair value of $18.56 determined using Black-Scholes option pricing model.
During 2007, the Corporation’s Compensation Committee granted 12,500 options with a five year cliff vest. The options have a weighted-fair value of $20.12 determined using Black-Scholes option pricing model. The weighted-average exercise price of the options was $49.78.
During 2006, the Corporation’s Compensation Committee granted 178,800 options with a five year cliff vest. The options have a weighted-average fair value of $17.89 determined using Black-Scholes option pricing model. The weighted-average exercise price of the options was $43.38

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 11 — EQUITY-BASED COMPENSATION (continued)
A summary of option activity in the 2005 Equity Incentive Plan for 2008 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at beginning of year	188,500	$43.80
Granted	4,900	$52.01
Exercised	—	—
Forfeited or expired	4,000	$43.38

Outstanding at end of year	189,400	$44.03	7.5	$—

Exercisable at end of year	2,800	$43.38	7.4	$—
Information related to the stock option plan during each year follows:

	2008	2007	2006

Intrinsic value of options exercised	$—	$—	$—
Cash received from option exercises	—	—	—
Tax benefit realized from option exercises	—	—	—
Weighted average fair value of options granted	$18.56	$20.12	$17.89
The table presented below is a summary of the Corporation’s nonvested stock options under this plan and the changes during the year ended December 31, 2008:

		Weighted Average
		Grant Date Fair
2008	Options	Value

Nonvested options at beginning of year	185,700	$18.04
Granted	4,900	$18.56
Cancelled	(4,000)	$17.89

Nonvested options at end of year	186,600	$18.05

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 11 — EQUITY-BASED COMPENSATION (continued)
As of December 31, 2008, there was $1,687,941 of total unrecognized compensation costs related to nonvested options granted under the 2005 Equity Incentive Plan which is expected to be recognized over the weighted-average period of 2.5 years. The compensation cost that was recognized during 2008, 2007, and 2006 was $673,772, $697,153, $359,830, respectively.
The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: a dividend yield; volatility factor of the expected market price of the Corporation’s common stock; an expected life of the options of ten years; and the risk-free interest rate
The following is a summary of the weighted-average assumptions used in the Black-Scholes pricing model:

Year	Dividend Yield	Volatility Factor	Risk-Free Rate

2008	—	7.6484%	4.37%
2007	—	3.9242%	5.18%
2006	—	4.9623%	5.32%
The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Expected stock price volatility is based on historical volatilities of the Corporations’ common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant.
Restricted Stock Issued:
The table presented below is a summary of the Corporation’s nonvested restricted stock awards under the 2005 plan and the changes during the year ended December 31, 2008:

		Weighted Average
	Restricted	Grant Date Fair
2008	Stock	Value

Nonvested restricted stock at beginning of year	65,725	$49.78
Granted	6,275	$52.77
Forfeited or expired	(900)	$49.78

Nonvested restricted stock at end of year	71,100	$50.04

The total fair value of the shares related to this plan that vested during 2008, 2007, and 2006 was $0, respectively, as the restricted stock grants were granted with a five year cliff vest.
As of December 31, 2008, there was $2,565,608 of total unrecognized compensation costs related to nonvested restricted stock awards granted under this plan which is expected to be recognized over the weighted-average period of 3.6 years. The recognized compensation costs related to this plan during 2008, 2007, and 2006 was $666,227, $326,308, and $0, respectively.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 12 — EMPLOYEE BENEFIT PROGRAM
The Corporation sponsors The National Bank of Indianapolis Corporation 401(k) Savings Plan (the “401(k) Plan”) for the benefit of substantially all of the employees of the Corporation and its subsidiaries. All employees of the Corporation and its subsidiaries become participants in the 401(k) Plan after attaining age 18. The Corporation amended the plan January 1, 2006, with additional amendments in 2007 and 2008.
The Corporation expensed approximately $594,210, $504,943, and $464,000 for employee-matching contributions to the plan during 2008, 2007, and 2006, respectively. The Board of Directors of the Corporation may, in its discretion, make an additional matching contribution to the 401(k) Plan in such amount as the Board of Directors may determine. In addition, the Corporation may fund all, or any part of, its matching contributions with shares of its stock. The Corporation also may, in its discretion, make a profit-sharing contribution to the 401(k) Plan. No additional matching contributions or profit-sharing contributions have been made to the plan during 2008, 2007, or 2006.
An employee who has an interest in a qualified retirement plan with a former employer may transfer the eligible portion of that benefit into a rollover account in the 401(k) Plan. The participant may request that the trustee invests up to 25% of the fair market value for the 2008 plan year and 50% of the fair market value for the 2007 plan year of the participant’s rollover contribution to a maximum of $200,000 (valued as of the effective date of the contribution to the 401(k) Plan) in whole and fractional shares of the common stock to the Corporation.
NOTE 13 — REGULATORY CAPITAL MATTERS
Dividends from the Bank to the Corporation may not exceed the undivided profits of the Bank for the current year (included in consolidated retained earnings) combined with the retained undivided profits for the previous two years without prior approval of a federal regulatory agency. In addition, federal banking laws limit the amount of loans the Bank may make to the Corporation, subject to certain collateral requirements. No loans were made during 2008 or 2007 by the Bank to the Corporation. The Bank declared and paid a $1,315,000 and $1,300,000 dividend to the Corporation during 2008 and 2007, respectively.
Banks and bank holding companies are subject to regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can initiate regulatory action. Management believes as of December 31, 2008, the Corporation and Bank meet all capital adequacy requirements to which it is subject.
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of total qualifying capital to total adjusted asset (as defined). Management believes, as of December 31, 2008, and 2007, that the Bank meets all capital adequacy requirements to which it is subject.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 13 — REGULATORY CAPITAL MATTERS (continued)
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of December 31, 2008, and 2007, the most recent notification from the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.
Actual and required capital amounts and ratios are presented below at year end.

					To Be Well
			Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio

2008
Total Capital to risk weighted assets
Consolidated	$101,925,882	10.6%	$76,934,391	8.0%	N/A
Bank	101,116,506	10.5%	76,773,867	8.0%	95,967,333	10.0%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	84,894,682	8.8%	38,467,196	4.0%	N/A
Bank	84,110,079	8.8%	38,386,933	4.0%	57,580,400	6.0%
Tier 1 (Core) Capital to average assets
Consolidated	84,894,682	7.5%	45,068,870	4.0%	N/A
Bank	84,110,079	7.5%	45,073,183	4.0%	56,341,479	5.0%

					To Be Well
			Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio

2007
Total Capital to risk weighted assets
Consolidated	$96,408,053	10.8%	$71,365,445	8.0%	N/A
Bank	94,155,153	10.6%	71,250,392	8.0%	89,062,990	10.0%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	81,955,338	9.2%	35,682,723	4.0%	N/A
Bank	79,702,438	9.0%	35,625,196	4.0%	53,437,794	6.0%
Tier 1 (Core) Capital to average assets
Consolidated	81,955,338	7.2%	45,859,425	4.0%	N/A
Bank	79,702,438	7.0%	45,865,062	4.0%	57,331,327	5.0%

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 14 — RELATED PARTIES
Certain directors, executive officers, and principal shareholders of the Corporation, including their families and companies in which they are principal owners, are loan customers of, and have other transactions with, the Corporation or its subsidiary in the ordinary course of business. The aggregate dollar amount of these loans was approximately $13,002,805 and $6,576,567 on December 31, 2008, and 2007, respectively. The amounts do not include loans made in the ordinary course of business to companies in which officers or directors of the Corporation are either officers or directors, but are not principal owners, of such companies. During 2008, new loans to these parties amounted to $6,038,124, draws amounted to $34,083,218, repayments amounted to $33,695,104. There were no changes in the composition of related parties.
NOTE 15 — INCOME TAXES
The Corporation applies a federal income tax rate of 34% and a state tax rate of 8.5% in the computation of tax expense or benefit. The provision for income taxes consisted of the following:

	2008	2007	2006

Current tax expense	$3,154,546	$4,181,281	$3,826,638
Deferred tax (benefit) expense	(1,912,957)	(325,232)	(325,702)

	$1,241,589	$3,856,049	$3,500,936

The statutory tax rate reconciliation is as follows:

	2008	2007	2006

Income before provision for income tax	$5,025,536	$11,746,598	$10,485,725

Tax expense at federal statutory rate	$1,708,682	$3,993,843	$3,565,147

Increase (decrease) in taxes resulting from:
State income taxes	203,249	603,148	531,825
Tax-exempt interest	(684,975)	(558,033)	(522,521)
Other	14,633	(182,909)	(73,515)

	$1,241,589	$3,856,049	$3,500,936

Effective tax rate	24.71%	32.83%	33.39%

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 15 — INCOME TAXES (continued)
The components of the Corporation’s net deferred tax assets in the consolidated balance sheets as of December 31 are as follows:

	2008	2007
Deferred tax assets:
Allowance for loan losses	$5,024,733	$3,744,220
Equity based compensation	1,193,410	685,365
Accrued contingencies	391,113	—
Other	508,038	477,572

Total deferred tax assets	7,117,294	4,907,157

Deferred tax liability:
Mortgage servicing rights	(418,414)	(533,937)
Net unrealized gain on securities	(537,310)	(297,832)
Other	(412,703)	(3,798)

Total deferred tax liabilities	(1,368,427)	(835,567)

Net deferred tax assets	$5,748,867	$4,071,590

Unrecognized Tax Benefits
The Corporation had no unrecognized tax benefits as of January 1, 2008, and did not recognize any increase in unrecognized benefits during 2008 relative to any tax positions taken in 2008. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Corporation’s policy to record such accruals in its income tax expense; no such accruals exist as of December 31, 2008. The Corporation and its subsidiary file a consolidated U.S. federal income tax return, which is subject to examination for all years after 2004.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 16 — COMMITMENTS AND CONTINGENCIES
Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.
The contractual amount of financial instruments with off-balance sheet risk were as follows:

	2008	2007

Unused commercial credit lines	$231,794,720	$225,519,668
Unused revolving home equity and credit card lines	98,924,604	93,315,941
Standby letters of credit	24,224,588	17,039,672
Demand deposit account lines of credit	2,917,254	2,394,328

	$357,861,166	$338,269,609

The majority of commitments to fund loans are variable rate. The demand deposit account lines of credit are a fixed rate at 18% with no maturity.
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
December 31, 2008 and 2007
NOTE 17 — FAIR VALUE
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
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2008 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities	$56,977,201	$—	$56,977,201	$—
Mortgage servicing rights	1,069,804	—	1,069,804	—

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 17 — FAIR VALUE (continued)
Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at December 31, 2008 Using:
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$4,521,782	$—	$—	$4,521,782
The following represent impairment charges recognized during the period:
Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $6,206,697, with a valuation allowance of $1,684,915 at December 31, 2008. Impaired loans resulted in additional provision for loan losses of $4,627,950 for the year.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 17 — FAIR VALUE (continued)
FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments (FASB No. 107), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.
The estimated fair values of the Corporation’s financial instruments at December 31 are as follows:

	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets
Cash and due from banks	$29,819,411	$29,819,411	$41,966,169	$41,966,169
Federal funds sold	600,669	600,669	39,356,700	39,356,700
Reverse repurchase agreements	1,000,000	1,000,000	81,000,000	81,000,000
Investment securities available-for-sale	56,977,201	56,997,201	62,267,910	62,267,910
Investment securities held-to-maturity	83,566,841	82,971,003	71,755,912	72,034,922
Net loans	891,359,788	904,042,575	820,875,610	828,271,948
Federal Reserve and FHLB stock	3,149,900	N/A	3,149,900	N/A
Accrued interest receivable	4,855,561	4,855,561	5,465,584	5,465,584

Liabilities
Deposits	965,965,469	967,071,375	1,004,762,029	1,003,773,371
Security repurchase agreements	51,146,454	51,146,454	58,475,789	58,475,789
FHLB advances	—	—	3,000,000	3,029,585
Revolving line of credit		4,200,000	4,200,000	—
Subordinated debt	5,000,000	4,997,279	5,000,000	5,416,762
Junior subordinated debentures	13,918,000	9,962,014	13,918,000	16,156,710
Accrued interest payable	2,222,051	2,222,051	2,823,121	2,823,121
The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments not recorded at fair value:
Carrying amount is the estimated fair value for cash and short-term investments, interest bearing deposits, accrued interest receivable and payable, demand deposits, borrowings under repurchase agreements, variable rate loans or deposits that reprice frequently and fully. Fair values for available-for-sale investment securities are determined as previously described. Fair values for held-to-maturity investment securities are determined in the same manner. For fixed rate loans or deposits or for variable rate loans or deposits with infrequent pricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. The fair value of FHLB advances are based upon discounted cash flows using rates for similar advances with the same maturities. The fair value of the subordinated debt and junior subordinated debentures are based upon discounted cash flows using rates for similar securities with the same maturities. The fair value of off-balance-sheet items is not considered material.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 18 — ACCUMULATED OTHER COMPREHENSIVE INCOME
The following is a summary of activity in accumulated other comprehensive income:

	2008	2007	2006
Accumulated unrealized gain (loss) on securities available-for-sale at January 1, net of tax	$459,869	$(435,879)	$(922,349)
Net unrealized gain for period	612,299	1,483,272	805,547
Tax expense	(235,679)	(587,524)	(319,077)

Ending other comprehensive gain (loss) at December 31, net of tax	$836,489	$459,869	$(435,879)

Accumulated unrealized loss on swap at January 1, net of tax	$—	$(97,104)	$(324,235)
Net unrealized gain for period	—	160,795	376,107
Tax expense	—	(63,691)	(148,976)

Ending other comprehensive loss at December 31, net of tax	$—	$—	$(97,104)

Accumulated other comprehensive income (loss) at January 1, net of tax	$459,869	$(532,983)	$(1,246,584)
Other comprehensive gain, net of tax	376,620	992,852	713,601

Accumulated other comprehensive income (loss) at December 31, net of tax	$836,489	$459,869	$(532,983)

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 19 — EARNINGS PER SHARE
A computation of earnings per share follows:

	2008	2007	2006

Basic EPS Calculation
Basic average shares outstanding	2,311,022	2,327,878	2,301,983

Net income	$3,783,947	$7,890,549	$6,984,789

Basic earnings per common share	$1.64	$3.39	$3.03

Diluted EPS Calculation
Average shares outstanding	2,311,022	2,327,878	2,301,983
Nonvested restricted stock	15,239	12,574	25,903
Net effect of the assumed exercise of stock options	65,046	69,833	78,098

Diluted average shares	2,391,307	2,410,285	2,405,984

Net income	$3,783,947	$7,890,549	$6,984,789

Diluted earnings per common share	$1.58	$3.27	$2.90

NOTE 20 — PARENT COMPANY FINANCIAL STATEMENTS
The condensed financial statements of the Corporation, prepared on a parent company unconsolidated basis, are presented as follows:
Balance Sheets

	December 31
	2008	2007
Assets
Cash	$3,801,149	$1,524,928
Investment in subsidiary	85,053,548	80,297,106
Other assets	2,274,283	1,744,169

Total assets	$91,128,980	$83,566,203

Liabilities and shareholders’ equity
Other liabilities	$798,328	$710,197
Revolving line of credit	4,200,000	—
Junior subordinated debentures owed to unconsolidated subsidiary trust	13,918,000	13,918,000

Total liabilities	18,916,328	14,628,197

Shareholders’ equity	72,212,652	68,938,006

Total liabilities and shareholders’ equity	$91,128,980	$83,566,203

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 20 — PARENT COMPANY FINANCIAL STATEMENTS (continued)
Statements of Income

	Year Ended December 31
	2008	2007	2006

Interest income	$6,640	$34,691	$42,953
Interest expense	1,491,739	1,481,523	1,487,982

Net interest income	(1,485,099)	(1,446,832)	(1,445,029)

Other income	44,308	44,308	44,308
Dividend income from subsidiary	1,315,000	1,300,000	1,300,000
Other operating expenses:
Compensation expense related to restricted stock and options	1,362,150	1,208,947	771,177
Other expenses	321,012	345,906	317,559

Total other operating expenses	1,683,162	1,554,853	1,088,736

Net loss before tax benefit and equity in undistributed net income of subsidiary	(1,808,953)	(1,657,377)	(1,189,457)
Tax benefit	1,213,078	1,161,227	974,934

Net loss before equity in undistributed net income of subsidiary	(595,875)	(496,150)	(214,523)

Equity in undistributed net income of subsidiary	4,379,822	8,386,699	7,199,312

Net income	$3,783,947	$7,890,549	$6,984,789

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 20 — PARENT COMPANY FINANCIAL STATEMENTS (continued)
Statements of Cash Flows

	Year Ended December 31
	2008	2007	2006
Operating activities
Net income	$3,783,947	$7,890,549	$6,984,789
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed net income of subsidiary	(4,379,822)	(8,386,699)	(7,199,312)
Board Stock compensation	99,799	99,709	99,786
Excess tax benefit from deferred compensation	(320,631)	(551,616)	(559,260)
Compensation expense related to restricted stock and options	1,362,149	1,208,947	771,177
Net increase in deferred income tax asset	(499,306)	(147,971)	(184,276)
Decrease in other assets	(30,808)	(30,809)	(30,808)
Increase in other liabilities	408,762	773,121	322,139

Net cash provided (used) by operating activities	424,090	855,231	204,235

Investing activities
Net cash provided by investing activities	—	—	—

Financing activities
Proceeds from issuance of stock	833,667	803,905	1,010,064
Repurchase of stock	(3,502,167)	(2,394,403)	(1,936,368)
Net change in revolving line of credit	4,200,000	—	—
Income tax benefit from exercise of options (FASB No. 123 (R))	320,631	551,616	559,260

Net cash provided in financing activities	1,852,131	(1,038,882)	(367,044)

Increase (decrease) in cash and cash equivalents	2,276,221	(183,651)	(162,809)
Cash and cash equivalents at beginning of year	1,524,928	1,708,579	1,871,388

Cash and cash equivalents at end of year	$3,801,149	$1,524,928	$1,708,579

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 21 — QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2008, and 2007:

	March 31	June 30	September 30	December 31
2008
Interest income	$15,688,736	$13,913,246	$13,788,177	$12,987,607
Interest expense	6,699,677	4,793,681	4,555,885	4,400,146

Net interest income	8,989,059	9,119,565	9,232,292	8,587,461

Provision for loan losses	1,075,000	2,100,000	1,800,000	2,425,000
Other operating income	2,413,245	3,047,865	2,926,458	2,815,991
Other operating expense	9,747,423	8,353,327	7,917,577	8,688,073

Net income before tax	579,881	1,714,103	2,441,173	290,379
Federal and state income tax	33,455	504,574	798,203	(94,643)

Net income after tax	$546,426	$1,209,529	$1,642,970	$385,022

Basic earnings per share	$0.24	$0.52	$0.71	$0.17
Diluted earnings per share	$0.23	$0.50	$0.69	$0.16

	March 31	June 30	September 30	December 31
2007
Interest income	$16,352,337	$17,427,517	$17,597,131	$17,502,698
Interest expense	8,380,403	9,137,701	9,075,944	8,668,583

Net interest income	7,971,934	8,289,816	8,521,187	8,834,115

Provision for loan losses	225,000	225,000	79,000	375,000
Other operating income	2,180,974	2,628,106	2,473,580	2,742,665
Other operating expense	7,317,051	7,408,397	8,098,670	8,167,661

Net income before tax	2,610,857	3,284,525	2,817,097	3,034,119
Federal and state income tax	842,097	1,070,309	941,143	1,002,500

Net income after tax	$1,768,760	$2,214,216	$1,875,954	$2,031,619

Basic earnings per share	$0.76	$0.95	$0.80	$0.88
Diluted earnings per share	$0.73	$0.92	$0.78	$0.84

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
Management’s Report on Internal Control Over Financial Reporting. Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting which is set forth on page 54 and is incorporated herein by reference, management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2008, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2008, its system of internal control over financial reporting met those criteria and is effective.
Attestation Report of the Independent Registered Public Accounting Firm. The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2008 has been audited by Crowe Horwath, LLP, an independent registered public accounting firm, as stated in its report, which is set forth on page 55 and is incorporated herein by reference.
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
Item 9B. Other Information
Not Applicable.

PART III
Items 10. 11, 12, 13 and 14
In accordance with the provisions of General Instruction G to Form 10-K, the information required for the required disclosures under Items 10, 11, 12, 13 and 14 are not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2008 fiscal year, which Proxy Statement will contain such information. The information required by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to such Proxy Statement.

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

10.07*
Schedule of Named Executive Officers Compensation Arrangements, filed as Exhibit 10.07 to the Corporation’s Form 8-K dated May 18, 2006 is incorporated by reference, as amended by the Corporation’s Form 8-K filed January 9, 2009

10.08*	The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10.01 to the Corporation’s Form 8-K dated June 22, 2005 is incorporated by reference

10.09*
Form of Restricted Stock Award Agreement for The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10.02 to the Corporation’s Form 8-K dated June 22, 2005 is incorporated by reference

10.10*
Form of Stock Option Award Agreement for The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10.03 to the Corporation’s Form 8-K dated June 22, 2005, is incorporated by reference

10.11*
Employment Agreement dated December 15, 2005 between Morris L. Maurer and the Corporation, filed as Exhibit 10.06 to the Corporation’s Form 8-K dated December 21, 2005, and as amended by Exhibit 10.06 to the Corporation’s Form 8-K dated November 26, 2008, is incorporated by reference

10.12*
Employment Agreement dated December 15, 2005 between Philip B. Roby and the Corporation, filed as Exhibit 10.07 to the Corporation’s Form 8-K dated December 21, 2005, and as amended by Exhibit 10.07 to the Corporation’s Form 8-K dated November 26, 2008, is incorporated by reference

10.13*
The National Bank of Indianapolis Corporation Executive’s Deferred Compensation Plan, filed as Exhibit 10.08 to the Corporation’s Form 8-K dated December 21, 2005, and as amended by Exhibit 10.08 to the Corporation’s Form 8-K dated November 26, 2008, is incorporated by reference

10.14*
The National Bank of Indianapolis Corporation 401(K) Savings Plan (as amended and restated generally effective January 1, 2006), filed as Exhibit 10.14 to the Corporation’s Form 10-K dated December 31, 2005 is incorporated by reference

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

(Registrant)	The National Bank of Indianapolis Corporation

By (Signature and Title)	/s/ Morris L. Maurer	March 13, 2009

	Morris L. Maurer, President (Principal Executive Officer)	Date
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title)	/s/ Morris L. Maurer	March 13, 2009

	Morris L. Maurer, President (Principal Executive Officer)	Date

By (Signature and Title)	/s/ Philip B. Roby	March 13, 2009

	Philip B. Roby, Executive Vice President	Date

By (Signature and Title)	/s/ Debra L. Ross	March 13, 2009

	Debra L. Ross, Senior Vice President (Principal Financial and Accounting Officer)	Date

By (Signature and Title)	/s/ Michael S. Maurer	March 13, 2009

	Michael S. Maurer, Chairman of the Board	Date

By (Signature and Title)	/s/ Kathryn G. Betley	March 13, 2009

	Kathryn G. Betley, Director	Date

By (Signature and Title)	/s/ David R. Frick	March 13, 2009

	David R. Frick, Director	Date

By (Signature and Title)	/s/ Andre B. Lacy	March 13, 2009

	Andre B. Lacy, Director	Date

By (Signature and Title)	/s/ William S. Oesterle	March 13, 2009

	William S. Oesterle, Director	Date

By (Signature and Title)	/s/ Todd H. Stuart	March 13, 2009

	Todd H. Stuart, Director	Date

By (Signature and Title)	/s/ John T. Thompson	March 13, 2009

	John T. Thompson, Director	Date

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

10.07*
Schedule of Named Executive Officers Compensation Arrangements, filed as Exhibit 10.07 to the Corporation’s Form 8-K dated May 18, 2006 is incorporated by reference, as amended by the Corporation’s Form 8-K filed January 9, 2009

10.08*	The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10.01 to the Corporation’s Form 8-K dated June 22, 2005 is incorporated by reference

10.09*
Form of Restricted Stock Award Agreement for The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10.02 to the Corporation’s Form 8-K dated June 22, 2005 is incorporated by reference

10.10*
Form of Stock Option Award Agreement for The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10.03 to the Corporation’s Form 8-K dated June 22, 2005 is incorporated by reference

10.11*
Employment Agreement dated December 15, 2005 between Morris L. Maurer and the Corporation, filed as Exhibit 10.06 to the Corporation’s Form 8-K dated December 21, 2005, and as amended by Exhibit 10.06 to the Corporation’s Form 8-K dated November 26, 2008, is incorporated by reference

10.12*
Employment Agreement dated December 15, 2005 between Philip B. Roby and the Corporation, filed as Exhibit 10.07 to the Corporation’s Form 8-K dated December 21, 2005, and as amended by Exhibit 10.07 to the Corporation’s Form 8-K dated November 26, 2008, is incorporated by reference

10.13*
The National Bank of Indianapolis Corporation Executive’s Deferred Compensation Plan, filed as Exhibit 10.08 to the Corporation’s Form 8-K dated December 21, 2005, and as amended by Exhibit 10.08 to the Corporation’s Form 8-K dated November 26, 2008, is incorporated by reference

10.14*
The National Bank of Indianapolis Corporation 401(K) Savings Plan (as amended and restated generally effective January 1, 2006), filed as Exhibit 10.14 to the Corporation’s Form 10-K dated December 31, 2005 is incorporated by reference

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