Form 10-K/A
period 2008-12-31
NATIONAL BANK OF INDIANAPOLIS CORP
filed 2009-03-23
CIK 912382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $79,604,662. The number of shares of the registrant’s Common Stock outstanding March 13, 2009, was 2,294,376.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the Registrant’s definitive proxy statement to be filed in connection with the annual meeting of shareholders to be held on June 18, 2009.

EXPLANATORY NOTE
The National Bank of Indianapolis Corporation (the “Registrant”) is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, that was originally filed with the Securities and Exchange Commission on March 13, 2009, (the “Original Filing”). This Amendment No. 1 is being filed solely to amend the cover page of the Original Filing to correct the number of shares of the Registrant’s common stock outstanding on March 13, 2009. No other changes have been made to the Original Filing. This Amendment No. 1 does not amend or update any other information set forth in the Original Filing, and the Registrant has not updated disclosures contained therein to reflect any events subsequent to the filing of the Original Filing. This Amendment No. 1 consists solely of the amended cover page, this explanatory note, the signature page and the certifications required to be filed as exhibits hereto.
Item 15. Exhibits, Financial Statement Schedules

(a)(3)	The following exhibits are filed as part of this report on Form 10-K/A:

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) The National Bank of Indianapolis Corporation

By (Signature and Title)	/s/ Morris L. Maurer	March 23, 2009
	Morris L. Maurer, President (Principal Executive Officer)	Date

EXHIBIT INDEX
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended