Form 10-Q
period 2009-03-31
NATIONAL BANK OF INDIANAPOLIS CORP
filed 2009-05-08
CIK 912382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at May 8 , 2009
[Common Stock, no par value per share]	2,298,556

The National Bank of Indianapolis Corporation
Report on Form 10-Q
for Quarter Ended
March 31, 2009

Part I — Financial Information
Item 1. Financial Statements
The National Bank of Indianapolis Corporation
Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents
Cash and due from banks	$121,432,608	$29,819,411
Reverse repurchase agreements	1,000,000	1,000,000
Federal funds sold	1,926,351	600,669

Total cash and cash equivalents	124,358,959	31,420,080

Investment securities
Available-for-sale securities	56,974,230	56,977,201
Held-to-maturity securities (Fair value of $79,431,732 March 31, 2009 and $82,971,003 December 31, 2008)	78,151,308	83,566,841

Total investment securities	135,125,538	140,544,042

Loans	883,653,689	904,207,064
Less: Allowance for loan losses	(12,471,236)	(12,847,276)

Net loans	871,182,453	891,359,788
Premises and equipment	23,041,836	22,818,339
Accrued interest	4,120,565	4,855,561
Federal Reserve and FHLB stock	3,149,900	3,149,900
Other assets	25,812,184	23,636,732

Total assets	$1,186,791,435	$1,117,784,442

Liabilities and shareholders’ equity
Deposits:
Noninterest-bearing demand deposits	$181,744,641	$178,656,062
Money market and savings deposits	633,472,365	573,678,647
Time deposits over $100,000	131,591,399	136,813,566
Other time deposits	77,496,031	76,817,194

Total deposits	1,024,304,436	965,965,469
Other short term borrowings	59,932,121	51,146,454
Revolving line of credit	4,200,000	4,200,000
Subordinated debt	5,000,000	5,000,000
Junior subordinated debentures owed to unconsolidated subsidiary trust	13,918,000	13,918,000
Other liabilities	6,627,584	5,341,867

Total liabilities	1,113,982,141	1,045,571,790

Shareholders’ equity:
Common stock, no par value:
Authorized shares 2009 and 2008 — 15,000,000 shares; issued 2,802,911 in 2009 and 2,778,311 in 2008, including 508,535 in 2009 and 484,130 in 2008 shares of treasury stock	14,228,810	14,655,303
Additional paid in capital	9,239,853	8,766,045
Retained earnings	48,799,832	47,954,815
Accumulated other comprehensive income	540,799	836,489

Total shareholders’ equity	72,809,294	72,212,652

Total liabilities and shareholders’ equity	$1,186,791,435	$1,117,784,442

Note:
The balance sheet at December 31, 2008, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation
Consolidated Statements of Income
(Unaudited)

	Three months ended
	March 31,
	2009	2008

Interest income:
Interest and fees on loans	$10,244,836	$13,256,334
Interest on investment securities taxable	895,268	1,455,591
Interest on investment securities nontaxable	523,036	468,310
Interest on federal funds sold	2,326	378,920
Interest on reverse repurchase agreements	25	129,581

Total interest income	11,665,491	15,688,736

Interest expense:
Interest on deposits	2,703,328	5,922,196
Interest on short term borrowings	30,409	290,080
Interest on FHLB advances	—	42,088
Interest on short term debt	21,000	—
Interest on long term debt	402,543	445,313

Total interest expense	3,157,280	6,699,677

Net interest income	8,508,211	8,989,059

Provision for loan losses	1,250,000	1,075,000

Net interest income after provision for loan losses	7,258,211	7,914,059

Other operating income:
Wealth management fees	1,085,496	1,178,909
Rental income	106,218	142,974
Service charges and fees on deposit accounts	768,004	532,302
Mortgage banking income (loss)	301,709	(93,996)
Interchange income	210,435	186,794
Other	531,016	466,262

Total other operating income	3,002,878	2,413,245

Other operating expenses:
Salaries, wages and employee benefits	5,353,769	5,024,003
Occupancy	591,016	526,161
Furniture and equipment	345,017	351,505
Professional services	505,044	434,872
Data processing	567,574	505,642
Business development	408,729	393,375
FDIC Insurance	354,899	135,719
Other	1,084,020	2,376,146

Total other operating expenses	9,210,068	9,747,423

Net income before tax	1,051,021	579,881
Federal and state income tax	206,004	33,455

Net income after tax	$845,017	$546,426

Basic earnings per share	$0.37	$0.24

Diluted earnings per share	$0.36	$0.23

See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31,
	2009	2008
Operating Activities
Net Income	$845,017	$546,426
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	1,250,000	1,075,000
Proceeds from sale of loans	18,203,695	6,912,746
Origination of loans held for sale	(17,234,695)	(4,425,050)
Depreciation and amortization	391,822	381,559
Market adjustment on mortgage servicing rights	210,278	275,538
Gain on sale of loans	(431,553)	(113,510)
Net change in deferred income taxes	20,842	(236,235)
Net increase in bank owned life insurance	(105,552)	(112,471)
Excess tax benefit from deferred stock compensation	(172,125)	(52,081)
Net accretion of discounts and amortization of premiums on investments	53,468	64,513
Compensation expense related to restricted stock and options	301,683	291,657
(Increase) decrease in:
Accrued interest receivable	734,996	808,182
Other assets	(2,111,089)	710,550
Increase (decrease) in:
Other liabilities	1,457,842	(1,860,859)

Net cash from operating activities	3,414,629	4,265,965

Investing Activities
Proceeds from maturities of investment securities held to maturity	5,378,530	3,483,499
Proceeds from maturities of investment securities available for sale	—	501,959
Purchases of investment securities held to maturity	—	(28,391,602)
Purchases of investment securities available for sale	(499,115)	(6,189,647)
Net (increase) decrease in loans	18,389,888	(12,202,424)
Purchases of bank premises and equipment	(615,319)	(3,047,470)

Net cash provided (used) from investing activities	22,653,984	(45,845,685)

Financing Activities
Net increase (decrease) in deposits	58,338,967	(16,235,361)
Net increase in short term borrowings	8,785,667	7,524,366
Income tax benefit from deferred stock compensation (FASB 123(R))	172,125	52,081
Proceeds from issuance of stock	471,000	46,000
Repurchase of stock	(897,493)	(473,181)

Net cash provided (used) from financing activities	66,870,266	(9,086,095)

Increase (decrease) in cash and cash equivalents	92,938,879	(50,665,815)

Cash and cash equivalents at beginning of year	31,420,080	162,322,869

Cash and cash equivalents at end of period	$124,358,959	$111,657,054

Interest paid	$3,620,279	$7,302,625

Income taxes paid	$—	$562,187

See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation
Consolidated Statement of Shareholders’ Equity
(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid In	Retained	Comprehensive
	Stock	Capital	Earnings	Income	TOTAL
Balance at December 31, 2007	$17,126,383	$7,180,886	$44,170,868	$459,869	$68,938,006

Comprehensive income:
Net income	—	—	546,426	—	546,426
Other comprehensive income
Net unrealized gain on investments, net of tax of $368,976	—	—	—	562,547	562,547

Total comprehensive income	—	—	—	—	1,108,973

Income tax benefit from deferred stock compensation	—	52,081	—	—	52,081
Issuance of stock 4,200 shares of common stock under stock-based compensation plans	87,300	(41,300)			46,000
Repurchase of stock 8,793 shares of common stock	(473,181)	—	—	—	(473,181)
Stock based compensation earned	—	291,657	—	—	291,657

Balance at March 31, 2008	$16,740,502	$7,483,324	$44,717,294	$1,022,416	$69,963,536

Balance at December 31, 2008	$14,655,303	$8,766,045	$47,954,815	$836,489	$72,212,652

Comprehensive income:
Net income	—	—	845,017	—	845,017
Other comprehensive income
Net unrealized loss on investments, net of tax of $189,931	—	—	—	(295,690)	(295,690)

Total comprehensive income					549,327

Income tax benefit from deferred stock compensation	—	172,125	—	—	172,125
Issuance of 24,600 shares of common stock under stock-based compensation plans	471,000	—	—	—	471,000
Repurchase of 24,405 shares of common stock	(897,493)	—	—	—	(897,493)
Stock based compensation earned	—	301,683	—	—	301,683

Balance at March 31, 2009	$14,228,810	$9,239,853	$48,799,832	$540,799	$72,809,294

See notes to consolidated financial statements.

The National Bank of Indianapolis
Corporation
Notes to Consolidated Financial Statements
March 31, 2009
Note 1: Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of The National Bank of Indianapolis Corporation (“Corporation”) and its wholly-owned subsidiary, The National Bank of Indianapolis (“Bank”). All intercompany transactions between the Corporation and its subsidiary have been properly eliminated. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s Form 10-K for the year ended December 31, 2008.
Note 2: Investment Securities
The securities available-for-sale and held-to-maturity are summarized as follows:

	Available-for-Sale Securities
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

March 31, 2009
U.S. Treasury securities	$995,718	$3,040	$79	$998,679
U.S. Government agencies	55,090,335	885,216	—	55,975,551

	$56,086,053	$888,256	$79	$56,974,230

December 31, 2008
U.S. Treasury securities	$493,997	$5,203	$—	$499,200
U.S. Government agencies	55,109,406	1,368,595	—	56,478,001

	$55,603,403	$1,373,798	$—	$56,977,201

	Held-to-Maturity Securities
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

March 31, 2009
Municipals	$56,858,118	$1,363,320	$220,518	$58,000,920
Collateralized mortgage obligations	5,161,541	12,306	366	$5,173,481
Mortgage backed securities	15,956,649	125,683	—	$16,082,332
Other securities	175,000	—	1	$174,999

	$78,151,308	$1,501,309	$220,885	$79,431,732

December 31, 2008
Municipals	$56,873,446	$213,348	$799,408	$56,287,386
Collateralized mortgage obligations	8,825,025	11,364	146	8,836,243
Mortgage backed securities	17,693,370	45,330	66,325	17,672,375
Other securities	175,000	—	1	174,999

	$83,566,841	$270,042	$865,880	$82,971,003

As of March 31, 2009, the Corporation held 24 investments of which the amortized cost was greater than market value.
There is one U.S. Treasury Bill that is classified as available-for-sale with an unrealized loss that is 0.02% of its amortized cost. It was purchased on March 19, 2009. Since this is backed by the full faith and credit of the U.S. Government, we do not believe there is any credit risk.
The unrealized losses for investments classified as held-to-maturity are attributable to changes in interest rates and/or credit environment and individually were 7.8% or less of their respective amortized costs. The unrealized losses relate primarily to securities issued by various municipalities. The majority of these investment securities were purchased during 2005 and first quarter of 2006 when rates were lower. The largest unrealized loss relates to one municipal that was purchased February 2006. The credit rating of the individual municipalities is assessed monthly. As of March 31, 2009, all of the municipal debt securities were investment grade. All interest payments are current for all municipal securities.
There is also an unrealized loss related to a collateralized mortgage obligation backed by the Federal Home Loan Mortgage Corporation (“FHLMC”). This security was purchased in January 2004 when rates were lower than at March 31, 2009. Given this investment is backed by a U.S. Government sponsored entity, we do not believe credit risk to be significant.

The fair value of debt securities and carrying amount, if different, at March 31, 2009, by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities are shown separately.

	Held-to-Maturity		Available-for-Sale
	Carrying	Fair	Fair
	Amount	Value	Value
Due in one year or less	$2,647,712	$2,708,458	$21,386,680
Due from one to five years	13,381,080	13,687,381	35,587,550
Due from five to ten years	38,527,512	39,327,507	—
Due after ten years	7,638,355	7,626,054	—
Mortgage-backed	15,956,649	16,082,332	—

Total	$78,151,308	$79,431,732	$56,974,230

Investment securities with a carrying value of approximately $48,000,000 at March 31, 2009, and $51,000,000 at December 31, 2008, were pledged as collateral for Treasury Tax and Loan, Wealth Management Accounts, and securities sold under agreements to repurchase.
Note 3: Loans
Loans, including net unamortized deferred fees and costs, consist of the following:

	March 31, 2009	December 31, 2008

Residential loans secured by real estate	$246,709,328	$260,354,333
Commercial loans secured by real estate	215,549,549	217,444,628
Construction loans	82,474,528	83,821,549
Other commercial and industrial loans	309,461,000	307,409,440
Consumer loans	29,459,284	35,177,114

Total loans	883,653,689	904,207,064
Less allowance for loan losses	(12,471,236)	(12,847,276)

Total loans, net	$871,182,453	$891,359,788

The Corporation periodically sells residential mortgage loans it originates based on the overall loan demand of the Corporation and outstanding balances of the residential mortgage portfolio. As of March 31, 2009, and December 31, 2008, loans held for sale totaled $1,529,550 and $969,000, respectively, and are included in the totals above.
There were no loans pledged as collateral for FHLB advances as of March 31, 2009, and December 31, 2008.

Activity in the allowance for loan losses was as follows:

	Three months ended
	March 31,
	2009	2008

Beginning balance	$12,847,276	$9,452,715
Loan charge offs	(1,670,276)	(1,095,961)
Recoveries	44,236	81,043
Provision for loan losses	1,250,000	1,075,000

Ending balance	$12,471,236	$9,512,797

Note 4: Subordinated Term Loan Agreement
On June 29, 2007, the Bank entered into a Subordinated Debenture Purchase Agreement with U.S. Bank in the amount of $5,000,000, which will mature on June 28, 2017. Under the terms of the Subordinated Debenture Purchase Agreement, the Bank pays 3-month LIBOR plus 1.2% which equated to 2.45% at March 31, 2009. Interest payments are due quarterly.
Note 5: Trust Preferred Securities
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
In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46(R) (As Amended), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, (FIN 46(R)), the Corporation does not consolidate the Trust in its financial statements. The junior subordinated debt obligation issued to the Trust of $13,918,000 is reflected in the Corporation’s consolidated balance sheets at March 31, 2009 and December 31, 2008. The junior subordinated debentures owed to the Trust and held by the Corporation qualify as Tier 1 capital for the Corporation under Federal Reserve Board guidelines.
Interest payments made on the junior subordinated debentures are reported as a component of interest expense on long-term debt.

Note 6: Stock Based Compensation
During the first quarter of 2009, nine officers of the Corporation exercised options to purchase 24,600 common shares in aggregate. The weighted average exercise price was $19.15 and the weighted average fair market value of the stock was $37.04.
Due to the exercise of these options and the vesting of restricted stock for the three months ended March 31, 2009, the Corporation will receive a deduction for tax purposes for the difference between the fair value of the stock at the date of grant and the date of exercise. In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share Based Payment” (FASB No. 123(R)), the Corporation has recorded the income tax benefit of $172,125 as additional paid in capital for the three months ended March 31, 2009.
Note 7: Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
	March 31,
	2009	2008

Basic average shares outstanding	2,295,073	2,323,112

Net income	$845,017	$546,427

Basic net income per common share	$0.37	$0.24

Diluted
Average shares outstanding	2,295,073	2,323,112
Nonvested restricted stock	4,614	11,592
Net effect of the assumed exercise of stock options	33,247	70,374

Diluted average shares	2,332,934	2,405,078

Net income	$845,017	$546,427

Diluted net income per common share	$0.36	$0.23

Note 8: Comprehensive Income
The following is a summary of activity in accumulated other comprehensive income:

	Three months ended
	March 31,
	2009	2008

Accumulated other comprehensive income beginning of period, net of tax	$836,489	$459,869
Net unrealized gain (loss) for period	(485,621)	931,523
Tax effect	189,931	(368,976)

Accumulated other comprehensive income at end of period, net of tax	$540,799	$1,022,416

Note 9: Commitments and Contingencies
Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used and the total commitment amounts do not necessarily represent future cash-flow requirements.
Stand by letter of credit agreements are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party.
Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at origination of the commitment.
The contractual amount of financial instruments with off-balance sheet risk was as follows:

	March 31, 2009	December 31, 2008

Unused commercial credit lines	$224,382,120	$231,794,720
Unused revolving home equity and credit card lines	98,658,000	98,924,604
Standby letters of credit	24,638,105	24,224,588
Demand deposit account lines of credit	2,458,045	2,917,254

	$350,136,270	$357,861,166

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

Note 10: Adoption of New Accounting Standards
In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption was prohibited. The adoption of this standard did not have a material effect on the Corporation’s results of operations or financial position and will apply to any business combinations prospectively.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. FAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption was prohibited. The adoption of FAS No. 160 did not have a significant impact on the Corporation’s results of operations or financial position.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. FAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. FAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard did not have a material effect on the Corporation’s results of operations or financial position.
In April 2009, the FASB issued Staff Position (FSP) 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FASB Staff Position (FSP) provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This issue is effective for reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Early adoption has been deemed unnecessary and the impact of adoption is not expected to be material.
FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009. As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 is not expected to affect the Corporation’s statements of income and condition.

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Company’s interim period ending on June 30, 2009. Management is currently evaluating the effect that the provisions of FSP FAS 115-2 and FAS 124-2 may have on the Corporation’s statements of income and condition.
Note 11: Fair Value
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
The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at Reporting Date Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:

Available for sale securities	$56,974,230	$—	$56,974,230	$—
Mortgage servicing rights	1,051,496	—	1,051,496	—

	December 31, 2008
Assets:

Available for sale securities	$56,977,201	$—	56,977,201	$—
Mortgage servicing rights	1,069,804	—	1,069,804	—
Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at Reporting Date Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$4,778,694			$4,778,694

Impaired loans had a carrying amount of $6,167,566 with a valuation allowance of $1,388,602 resulting in an additional provision for loan losses of $1,099,456 for the period.

	December 31, 2008
Assets:
Impaired loans	$4,521,782	$—	$—	$4,521,782
Impaired loans had a carrying amount of $6,206,697, with a valuation allowance of $1,684,915 at December 31, 2008. Impaired loans resulted in additional provision for loan losses of $4,627,950 for the year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Corporation Overview
The National Bank of Indianapolis Corporation (the “Corporation”) is a one-bank holding company formed in 1993 which owns all of the outstanding stock of The National Bank of Indianapolis (the “Bank”). The Bank, a national banking association, was formed in 1993 and is headquartered in Indianapolis, Indiana. The primary business activity of the Corporation is providing financial services through the Bank’s eleven banking offices in Marion, Johnson, and Hamilton County, Indiana.
The primary source of the Corporation’s revenue is net interest income from loans and deposits and fees from financial services provided to customers. Overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace tend to influence business volumes.
The Corporation recorded net income of $845,017 or $0.36 per diluted share for the three month period ending March 31, 2009, compared to $546,426 or $0.23 per diluted share for the three month period ending March 31, 2008.
The risks and challenges that management believes will be important for the remainder of 2009 are price competition for loans and deposits by new market entrants as well as established competitors, marketplace credit effects, continued spread compression if the Bank is unable to lower deposit rates due to competition, a continued slowdown in the local economy, the financial crisis in the U.S. market as well as foreign markets, and increased/special assessments imposed by the FDIC.
The Corporation has determined that it has one reportable segment, banking services. The Bank provides a full range of deposit, credit, and money management services to its target markets, which are small to medium size businesses, affluent executive and professional individuals, and not-for-profit organizations in the Indianapolis Metropolitan Statistical Area of Indiana.
Forward-Looking Information
This section contains forward-looking statements. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, the Corporation’s ability to execute its business plans; changes in general economic and financial market conditions; changes in interest rates; changes in competitive conditions; continuing consolidation in the financial services industry; new litigation or changes in existing litigation; losses, customer bankruptcy, claims and assessments; changes in banking regulations or other regulatory or legislative requirements that impact the Corporation’s business; and changes in accounting policies and procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements is available in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

The Corporation obtains fair values from a third party on a monthly basis in order to adjust the securities to fair value. Equity securities that do not have readily determinable fair values are carried at cost. Additionally, all securities are required to be written down to fair value when a decline in fair value is other than temporary; therefore, future changes in the fair value of securities could have a significant impact on the Corporation’s operating results. In determining whether a market value decline is other-than-temporary, management considers the reason for the decline, the extent of the decline and the duration of the decline.
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

Results of Operations
Net Interest Income
The Corporation’s results of operations depend primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. The Corporation had net interest income of $8,508,211 for the three months ended March 31, 2009, compared to net interest income of $8,989,059 for the three months ended March 31, 2008. The decrease in net interest income is primarily the result of an overall decrease in the net interest margin. The net interest margin was 3.16% and 3.29% at March 31, 2009 and 2008, respectively. The net interest margin decreased due to a decrease in the contribution of non-interest bearing funds from 0.48% to 0.23% for the three months ended March 31, 2009 and 2008, respectively. The net interest spread increased due to an increase in and better mix of earning assets.
The following table details average balances, interest income/expense average rates/yields for the Bank’s earning assets and interest bearing liabilities at the dates indicated (in 000’s):

	Three months ended March 31,
	2009			2008
		Interest	Average		Interest	Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Assets:
Federal Funds	$7,395	$2	0.11%	$46,531	$379	3.26%
Reverse Repurchase Agreements	1,000	0	0.01%	12,319	129	4.19%
Non Taxable Investment Securities	56,868	523	3.68%	48,520	468	3.86%
Taxable Investments Securities and Overnight Time	119,452	895	3.00%	157,782	1,456	3.69%
Loans (gross)	892,389	10,245	4.59%	827,914	13,257	6.41%

Total earning assets	$1,077,104	$11,665	4.33%	$1,093,066	$15,689	5.74%
Non-earning assets	78,336			61,652

Total assets	$1,155,440			$1,154,718

Liabilities:
Interest bearing DDA	$142,636	$171	0.48%	$113,071	$363	1.28%
Savings	466,142	1,048	0.90%	529,607	3,412	2.58%
CD’s under $100,000	63,900	467	2.92%	70,528	794	4.50%
CD’s over $100,000	136,064	877	2.58%	99,429	1,139	4.58%
Individual Retirement Accounts	18,558	140	3.02%	19,023	215	4.52%
Other short term borrowings	52,888	30	0.23%	60,648	290	1.91%
FHLB Advances	—	—	—	3,000	42	5.60%
Revolving Line of Credit	4,200	21	2.00%	—	—	—
Subordinated Debt	5,000	34	2.72%	5,000	76	6.08%
Long Term Debt	13,918	369	10.60%	13,918	369	10.60%

Total Interest Bearing Liabilities	$903,306	$3,157	1.40%	$914,224	$6,700	2.93%
Non-Interest Bearing Liabilities	172,586			163,595
Other Liabilities	7,062			7,175

Total Liabilities	$1,082,954			$1,084,994
Equity	72,486			69,724

Total Liabilities & Equity	$1,155,440			$1,154,718

Recap:
Interest Income		$11,665	4.33%		$15,689	5.74%
Interest Expense		3,157	1.40%		6,700	2.93%

Net Interest Income/Spread		$8,508	2.93%		$8,989	2.81%

Contribution of Non-Interest Bearing Funds			0.23%			0.48%

Net Interest Margin			3.16%			3.29%

NOTE:
Average balances are computed using daily actual balances. The average loan balance includes non-accrual loans and the interest recognized prior to becoming non-accrual is reflected in the interest income for loans. Interest income on loans includes loan fees net of loan costs, of $(147,830) and $(174,784), for the three months ending March 31, 2009 and 2008, respectively.

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
The provision for loan losses was $1,250,000 and $1,075,000, for the three months ended March 31, 2009 and 2008, respectively. The increase in the provision for loan losses for the months ended March 31, 2009, compared to the three months ended March 31, 2008, is due to increased charge offs and a higher level of special mention and classified loans as compared to the same period in 2008 due to the overall decline in the economy and the decline in real estate values. These charge offs relate to specific commercial loans and residential mortgage loans. Management does not believe that these charge offs are indicative of systematic problems within the loan portfolio.
Based on management’s risk assessment and evaluation of the probable losses of the loan portfolio, management believes that the current allowance for loan losses is adequate to provide for probable losses in the loan portfolio.
The following table sets forth activity in the allowance for loan losses:

	Three months ended
	March 31,
	2009	2008
Beginning of Period	$12,847,276	$9,452,715
Provision for loan losses	1,250,000	1,075,000

Loans charged to the reserve
Commercial	1,603,842	430,383
Commercial Real Estate	—	555,898
Residential Mortgage	58,048	49,308
Consumer	8,386	53,806
Credit Cards	—	6,566

	1,670,276	1,095,961

Recoveries
Commercial	10,728	73,929
Residential Mortgage	4,358	4,314
Consumer	150	300
Credit Cards	29,000	2,500

	44,236	81,043

End of Period	$12,471,236	$9,512,797

Allowance as a % of Loans	1.41%	1.13%

Loans are considered to be impaired when it is determined that the obligor will not pay all contractual principal and interest when due. The table below provides information on impaired loans at March 31, 2009, December 31, 2008, and March 31, 2008, respectively.

	March 31,	December 31,	March 31,
	2009	2008	2008

Balance of impaired loans	$10,630,569	$8,777,123	$6,346,763
Related allowance on impaired loans	1,427,377	1,688,670	973,727
Impaired loans with related allowance	6,206,341	6,210,452	2,561,757
Impaired loans without an allowance	4,424,228	2,566,671	3,785,006
Average balance of impaired loans	10,364,000	7,708,000	6,132,000
Accrued interest recorded during impairment	622	529	2,431
Cash basis interest income recognized	—	—	—
A loan is considered delinquent when a payment has not been made more than 30 days past its contractual due date. Loans past due over 30 days totaled $8,769,145 or 1.00% of total loans at March 31, 2009, compared to $8,797,923 or 1.05% of total loans at March 31, 2008.
At March 31, 2009 and 2008, there was approximately $38,775 and $31,430, respectively, of loans greater than 90 days past due and still accruing interest. The total amount of nonaccrual loans as of March 31, 2009, was $10,591,796, compared to $6,315,333 at March 31, 2008.
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
There were no loans pledged as collateral for FHLB advances as of March 31, 2009. The amount of loans pledged as collateral for FHLB advances as of March 31, 2008, was $4,350,000.
Other Operating Income
The following table details the components of other operating income:

	Three months ended
	March 31,		$	%
	2009	2008	Change	Change

Wealth management	$1,085,496	$1,178,909	$(93,413)	-7.9%
Rental income	106,218	142,974	(36,756)	-25.7%
Service charges and fees on deposit accounts	768,004	532,302	235,702	44.3%
Mortgage banking income (loss)	301,709	(93,996)	395,705	-421.0%
Interchange income	210,435	186,794	23,641	12.7%
Other	531,016	466,262	64,754	13.9%

Total operating income	$3,002,878	$2,413,245	$589,633	24.4%

Total other operating income for the three months ended March 31, 2009, increased as compared to the three months ended March 31, 2008.

Wealth management fees decreased for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. The decrease in wealth management income is attributable to the overall decline in the stock and treasury markets. As a result of the financial crisis in the U.S. markets, as well as foreign markets, wealth management clients transferred assets into Dreyfus money market funds, thus increasing the fees collected on those types of assets and partially offsetting the decrease in wealth management income.
Rental income decreased for the three months ended March 31, 2009, compared to the three months ended March 31, 2008. This was due to the bank occupying more space at the 4930 North Pennsylvania Street and 107 North Pennsylvania Street locations thus reducing the space available for tenants.
Service charges and fees on deposit accounts increased for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. The increase is primarily attributable to an increase in service charges collected for DDA business and non-profit accounts due to a lower earnings credit rate for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. The increase is partially offset by a decrease in overdraft and NSF fees for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008.
Mortgage banking income increased for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. The increase was primarily attributable to an increase in the gain on mortgage loan sales. Gain on mortgage loan sales were $431,553 and $113,510 for the three months ended March 31, 2009 and 2008, respectively. Additionally, the write down of the fair value of mortgage servicing rights (“MSRs”) decreased for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. During the three months ended March 31, 2009, the Corporation recorded a write down of MSRs of $210,278 as compared to a write down of $275,538 for the three months ended March 31, 2008.
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
Interchange income increased for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. The increase is attributable to higher transaction volumes for debit cards and credit cards during the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. The increase is partially offset by an increase in cash back rewards expense.
Other income increased for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. The increase is primarily due to an increase in letter of credit fees, Mastercard/Visa merchant fees, sweep fees for Dreyfus money market funds, as well as late fees collected. The increase is partially offset by a decrease in documentation fees and prepayment penalties collected.

Other Operating Expenses
The following table details the components of other operating expense:

	Three months ended
	March 31,		$	%
	2009	2008	Change	Change

Salaries, wages and employee benefits	$5,353,769	$5,024,003	$329,766	6.6%
Occupancy	591,016	526,161	64,855	12.3%
Furniture and equipment	345,017	351,505	(6,488)	-1.8%
Professional services	505,044	434,872	70,172	16.1%
Data processing	567,574	505,642	61,932	12.2%
Business development	408,729	393,375	15,354	3.9%
FDIC insurance	354,899	135,719	219,180	161.5%
Other	1,084,020	2,376,146	(1,292,126)	-54.4%

Total other operating expenses	$9,210,068	$9,747,423	$(537,355)	-5.5%

Total other operating expenses for the three months ended March 31, 2009, decreased as compared to the three months ended March 31, 2008.
Salaries, wages, and employee benefits increased for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. The increase is the result of increased salary expense, group medical and dental benefits, and employer FICA expense due to an increase in full-time equivalent employees of 23 from 229 at March 31, 2008, compared to 252 at March 31, 2009. In addition, many employees receive their annual merit raises in the first quarter of each year. The increase is partially offset by a decrease in expense relating to the performance bonus and the associated employer FICA tax on the performance bonus, a decrease in training expense, and a decrease in the company 401K match.
Occupancy expense increased for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. The increase is due to an increase in building rental expense for the lockbox processing center/disaster site, building and improvements expense due to the opening of the banking center located at the Villages of West Clay in November 2008, real estate tax expense, and utilities. The increase is partially offset by a decrease in building repairs and maintenance and cleaning supplies.
Furniture and equipment expense decreased for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. The decrease is due to a decrease in depreciation for furniture, fixture, and equipment due to older assets being fully depreciated and a decrease in furniture, fixture, and equipment repair expense. This decrease is partially offset by an increase in maintenance contracts and depreciation expense associated with computer equipment for the new banking center at Villages of West Clay.
Professional services expense increased for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. The increase is due to an increase in attorney fees and is partially offset by a decrease in accounting fees.

Data processing expenses increased for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. The increase is due to an increase in bill payment services, remote deposit capture, ATM/debit cards, credit cards, and increased service bureau fees related to increased activity by the Bank. The increase is partially offset by a decrease in fiduciary income tax preparation for Wealth Management accounts.
Business development expenses increased for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. The increase is due to an increase in public relations and advertising. The increase is partially offset by a decrease in customer relations and customer entertainment.
FDIC insurance increased for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. The increase in 2009 is due to an overall increase in the assessment by the FDIC effective January 1, 2009. Insurance assessments range from 0.12% to 0.50% of total deposits for the first quarter 2009 assessment period only. The first quarter 2009 final assessment rate will not be finalized by the FDIC until the end of June 2009. All expense recorded is an estimate of the actual assessment rate. Effective April 1, 2009, insurance assessments will range from 0.07% to 0.78%, depending on an institution’s risk classification, as well as its unsecured debt, secured liability and brokered deposits.
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
Other expenses decreased for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. During three months ended March 31, 2008, the Corporation had a non-recurring charge of $1,382,000 related to certain deposit accounts. The decrease is partially offset by an increase OREO expense, loan collection expense, credit and debit card reissuance expense, and association fees for the Villages of West Clay banking center.

Federal and State Income Tax
The statutory rate reconciliation is as follows:

	Three months ended
	March 31,
	2009	2008

Net income before federal and state income tax	$1,051,021	$579,881

Tax expense at federal statutory rate	$357,347	$197,160

Increase (decrease) in taxes resulting from:
State income tax	33,202	37,142
Tax exempt interest	(173,176)	(159,468)
Other	(11,369)	(41,379)

Total income tax	$206,004	$33,455

Effective tax rate	19.6%	5.8%

Financial Condition
Total assets increased $69,006,993 from $1,117,784,442 at December 31, 2008, to $1,186,791,435 at March 31, 2009. The increase is the result of an increase of $91,613,197 in cash and due from banks from $29,819,411 at December 31, 2008, to $121,432,608 at March 31, 2009. The increase is the result of a decrease in loans of $20,553,375 from $904,207,064 at December 31, 2008, to $883,653,689 at March 31, 2009. The decrease in loans is due to the sale of $18,203,695 of mortgage loans due to lower interest rates and payoffs in the consumer loan portfolio. Also contributing to the increase in cash and due from banks is an increase of $58,338,967 in deposits from $965,965,469 at December 31, 2008, to $1,024,304,436 at March 31, 2009. The increase in deposits is due to new deposit relationships as well funds coming from Dreyfus sweep accounts into deposits.
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
The Corporation has many sources of funds available, they include: due from federal reserve bank, overnight federal funds sold, investments available for sale, maturity of investments held for sale, deposits, Federal Home Loan Bank (“FHLB”) advances, and issuance of debt. Deposits were the most significant funding source and loans were the most significant use of funds during the three months ended March 31, 2009. During the three months ended March 31, 2008, security repurchase agreements were the most significant funding source and the purchase of investment securities were the most significant use of funds.

On June 29, 2007, the Corporation entered into a $5,000,000 loan agreement with U.S. Bank, which matured on June 27, 2008. The revolving loan agreement with U.S. Bank was renewed and will mature June 27, 2009. The loan agreement is used to provide additional liquidity support to the Corporation, if needed. There were no borrowings under this agreement at March 31, 2008.
On September 5, 2008, and December 11, 2008, the Corporation drew $1,300,000 and $2,900,000, respectively, on the revolving loan agreement with U.S. Bank. Under the terms of the revolving loan agreement, the Corporation pays prime minus 1.25% which equates to 2.00% at March 31, 2009. Interest payments are due quarterly.
The revolving loan agreement contains various financial and non-financial covenants. One of these covenants requires that the Bank’s non-performing loans to tangible capital ratio be maintained at below 15%. The Bank was in violation of this covenant as of March 31, 2009, as the ratio was 15.93%. The Corporation is in discussions with U.S. Bank regarding this covenant violation. At this time, U.S. Bank has not indicated an intention to exercise any of its remedies available under the credit facility as a result of the Corporation’s covenant violation. The remedies available to U.S. Bank are: make the note immediately due and payable; termination of the obligation to extend further credit; and/or invoke default interest rate of 3% over current interest rate. Management does not believe the impact of any of these remedies would have a material impact on the Corporation’s results of operation or financial position.
Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as available for sale, and maturing loans. Due from the federal reserve represented the Corporation’s primary source of immediate liquidity and averaged $36,000,000 for the three months ended March 31, 2009. The Corporation believes the balance was maintained at a level adequate to meet immediate needs. During the three months ended March 31, 2008, federal funds sold was the Corporation’s primary source of immediate liquidity and averaged $47,000,000 for the three months ended March 31, 2008. Reverse repurchase agreements may serve as a source of liquidity, but are primarily used as collateral for customer balances in overnight repurchase agreements. Maturities in the Corporation’s loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.
The Corporation’s management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation’s liquidity position.
The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At March 31, 2009, the Corporation’s rate sensitive liabilities exceeded rate sensitive assets due within one year by $91,235,000.
As part of managing liquidity, the Corporation monitors its loan to deposit ratio on a daily basis. At March 31, 2009, the ratio was 86.3%.

The Corporation experienced an increase in cash and cash equivalents, another primary source of liquidity, of $92,938,879 during the three months ended March 31, 2009. The increase is primarily due to a net increase in deposits and a decrease in loans. Deposit growth provided net cash of $58,338,967. Lending activities provided net cash of $18,389,888.
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
On June 29, 2007, the Corporation entered into a $5,000,000 loan agreement with U.S. Bank, which matured on June 27, 2008. The revolving loan agreement with U.S. Bank was renewed and will mature June 27, 2009. The loan agreement is used to provide additional liquidity support to the Corporation, if needed. There were no borrowings under this agreement at March 31, 2008.
On September 5, 2008, and December 11, 2008, the Corporation drew $1,300,000 and $2,900,000, respectively, on the revolving loan agreement with U.S. Bank. Under the terms of the revolving loan agreement, the Corporation pays prime minus 1.25% which equates to 2.00% at March 31, 2009. Interest payments are due quarterly.
The revolving loan agreement contains various financial and non-financial covenants. One of these covenants requires that the Bank’s non-performing loans to tangible capital ratio be maintained at below 15%. The Bank was in violation of this covenant as of March 31, 2009, as the ratio was 15.93%. The Corporation is in discussions with U.S. Bank regarding this covenant violation. At this time, U.S. Bank has not indicated an intention to exercise any of its remedies available under the credit facility as a result of the Corporation’s covenant violation. The remedies available to U.S. Bank are: make the note immediately due and payable; termination of the obligation to extend further credit; and/or invoke default interest rate of 3% over current interest rate. Management does not believe the impact of any of these remedies would have a material impact on the Corporation’s results of operation or financial position.
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
On June 29, 2007, the Bank entered into a Subordinated Debenture Purchase Agreement with U.S. Bank in the amount of $5,000,000, which will mature on June 28, 2017. Under the terms of the Subordinated Debenture Purchase Agreement, the Bank pays three-month LIBOR plus 1.20% which equates to 2.45% on March 31, 2009. Interest payments are due quarterly.

The Bank has incurred indebtedness pursuant to FHLB advances as follows:

March 31,
2009			2008
Amount	Rate	Maturity	Amount	Rate	Maturity
			$3,000,000	5.55%	10/2/2008

—			$3,000,000

The Bank may add indebtedness of this nature in the future if determined to be in the best interest of the Bank.
Capital for the Bank is at or above the well capitalized regulatory requirements at March 31, 2009. Pertinent capital ratios for the Bank as of March 31, 2009, are as follows:

		Well	Adequately
	Actual	Capitalized	Capitalized
Tier 1 risk-based capital ratio	9.0%	6.0%	4.0%
Total risk-based capital ratio	10.8%	10.0%	8.0%
Leverage ratio	7.4%	5.0%	4.0%
Dividends from the Bank to the Corporation may not exceed the net undivided profits of the Bank (included in consolidated retained earnings) for the current calendar year and the two previous calendar years without prior approval from the Office of the Comptroller of the Currency. In addition, Federal banking laws limit the amount of loans the Bank may make to the Corporation, subject to certain collateral requirements. No loans were made from the Bank to the Corporation during the three months ended March 31, 2009, or 2008. The Bank declared and made a $350,000 and $325,000 dividend to the Corporation during the three months ended March 31, 2009 and 2008, respectively.
On November 20, 2008, the Board of adopted a new three-year stock repurchase program for directors and employees. Under the new stock repurchase program, the Corporation may repurchase shares in individually negotiated transactions from time to time as such shares become available and spend up to $8 million to repurchase such shares over the three-year term. Subject to the $8 million limitation, the Corporation intends to purchase shares recently acquired by the selling shareholder pursuant to the exercise of stock options or the vesting of restricted stock, and limit its acquisition of shares which were not recently acquired by the selling shareholder pursuant to the exercise of stock options or the vesting of shares of restricted stock to no more than 10,000 shares per year. Under the new repurchase plan, the Corporation purchased 24,405 shares during 2009 and as of March 31, 2009, $6,871,861 is still available under the new repurchase plan. The stock repurchase program does not require the Corporation to acquire any specific number of shares and may be modified, suspended, extended or terminated by the Corporation at any time without prior notice. The repurchase program will terminate on December 31, 2011, unless earlier suspended or discontinued by the Corporation.
Recent Accounting Pronouncements and Developments
Note 10 to the Consolidated Financial Statements under Item 1 discusses new accounting policies adopted by the Corporation during 2009 and the expected impact of the adoption of these accounting policies.

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
At March 31, 2009, the interest rate risk position of the Corporation was liability sensitive, meaning net income should decrease as rates rise and increase as rates fall. Due to the mix and timing of the repricing of the Corporation’s assets and liabilities, changes in interest income, if rates increase in a 200 basis point interest rate shock, are within established policy limits. A 200 basis point downward shock to interest rates was not performed due to the low level of current interest rates.
See further discussion liquidity and interest rate sensitivity on pages 23 — 25 of this report.
There have been no material changes in the quantitative analysis used by the Corporation since filing the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, (the “2008 Form 10-K”); for further discussion of the quantitative analysis used by the Corporation refer to page 52 of the 2008 Form 10-K filed with the U.S. Securities and Exchange Commission on March 13, 2009.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2009, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures as of March 31, 2009, were effective in ensuring information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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

Item 1A. Risk Factors
There have been no material changes in our risk factors from that disclosed in our 2008 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	On Janauary 6, 2009, the Corporation sold a total of 10,000 shares of common stock for proceeds of $190,000 to one officer of the Corporation pursuant to the exercise of stock options by the officer.

On Janauary 21, 2009, the Corporation sold a total of 600 shares of common stock for proceeds of $12,000 to one officer of the Corporation pursuant to the exercise of stock options by the officer.

On Janauary 28, 2009, the Corporation sold a total of 2,000 shares of common stock for proceeds of $38,000 to one officer of the Corporation pursuant to the exercise of stock options by the officer.

On February 4, 2009, the Corporation sold a total of 1,000 shares of common stock for proceeds of $19,000 to one officer of the Corporation pursuant to the exercise of stock options by the officer.

On March 4, 2009, the Corporation sold a total of 1,500 shares of common stock for proceeds of $30,000 to one officer of the Corporation pursuant to the exercise of stock options by the officer.

On March 6, 2009, the Corporation sold a total of 2,000 shares of common stock for proceeds of $38,000 to one officer of the Corporation pursuant to the exercise of stock options by the officer.

On March 12, 2009, the Corporation sold a total of 6,000 shares of common stock for proceeds of $114,000 to two officers of the Corporation pursuant to the exercise of stock options by the officers.

On March 17, 2009, the Corporation sold a total of 1,500 shares of common stock for proceeds of $30,000 to one officer of the Corporation pursuant to the exercise of stock options by the officer.

All of these shares were sold in private placements pursuant to Section 4(2) and 3(a)(11) of the Securities Act of 1933.

(b)	Not applicable.

(c)
On November 20, 2008, the Board of adopted a new three-year stock repurchase program for directors and employees. Under the new stock repurchase program, the Corporation may repurchase shares in individually negotiated transactions from time to time as such shares become available and spend up to $8 million to repurchase such shares over the three-year term. Subject to the $8 million limitation, the Corporation intends to purchase shares recently acquired by the selling shareholder pursuant to the exercise of stock options or the vesting of restricted stock, and limit its acquisition of shares which were not recently acquired by the selling shareholder pursuant to the exercise of stock options or the vesting of shares of restricted stock to no more than 10,000 shares per year. Under the new repurchase plan, the Corporation purchased 24,405 shares during 2009 and as of March 31, 2009, $6,871,861 is still available under the new repurchase plan. The stock repurchase program does not require the Corporation to acquire any specific number of shares and may be modified, suspended, extended or terminated by the Corporation at any time without prior notice. The repurchase program will terminate on December 31, 2011, unless earlier suspended or discontinued by the Corporation.

The following table sets forth the issuer repurchases of equity securities that are registered by the Corporation pursuant to Section 12 of the Securities Exchange Act of 1934 during the first quarter of 2009:

					Maximum
				Total Number	Number (or
				of Shares	Approximate
				Purchased as	Dollar Value) of
	Total Number			Part of	Shares that May
	of Shares			Publicly	Yet Be
	Purchased			Announced	Purchased Under
	during 1st	Average Price		Plans of	the Plans or
Period	Quarter 2009	Paid per Share		Programs**	Programs

January 1 – January 31, 2009	12,252	$37.16		12,252	$7,314,038

February 1 – February 28, 2009	1,000	$35.65		1,000	$7,278,388

March 1 – March 31, 2009	11,153	$36.45		11,153	$6,871,861

Total	24,405		*	24,405

*	The weighted average price per share for the period January 2009 through March 2009 was $36.77.

**	All shares repurchased by the Corporation during 2009 were completed pursuant to the new repurchase program.
Item 3. Defaults Upon Senior Securities — Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders — Not applicable.
Item 5. Other Information — Not applicable.

Item 6. Exhibits

3.01
Articles of Incorporation of the Corporation, filed as Exhibit 3(i) to the Corporations’s Form 10-QSB as of September 30, 1995, are incorporated by reference and Articles of Amendment filed as Exhibit 3(i) to the Form 10-K for the fiscal year ended December 31, 2001.

3.02		Bylaws of the Corporation, filed as Exhibit 3(ii) to the Corporation’s Form 10-Q as of September 30, 1996 are incorporated by reference.

10.01	*	1993 Key Employees’ Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(a) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference.

10.02	*	1993 Directors’ Stock Option Plan of the Corporation, as amended, filed as Exhibit 10 (b) to the Corporation’s Form 10-Q as of June 30, 2001, is incorporated by reference.

10.03	*	1993 Restricted Stock Plan of the Corporation, as amended, filed an Exhibit 10(c) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference.

10.04	*	Form of agreement under the 1993 Key Employees Stock Option Plan, filed as Exhibit 10(d) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference.

10.05	*	Form of agreement under the 1993 Restricted Stock Plan, filed as Exhibit 10(e) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference.

10.06	*	Schedule of Directors Compensation Arrangements, filed as Exhibit 10(f) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference.

10.07	*
Schedule of Named Executive Officers Compensation Arrangements, filed as Exhibit 10.07 to the Corporation’s Form 8-K dated May 18, 2006, is incorporated by reference, as amended by the Corporation’s Form 8-K filed January 9, 2009.

10.08	*	The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10.01 to the Corporation’s Form 8-K dated June 22, 2005, is incorporated by reference.

10.09	*
Form of Restricted Stock Award Agreement for The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10.02 to the Corporation’s Form 8-K dated June 22, 2005, is incorporated by reference.

10.10	*
Form of Stock Option Award Agreement for The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10.03 to the Corporation’s Form 8-K dated June 22, 2005, is incorporated by reference.

10.11	*
Employment Agreement dated December 15, 2005 between Morris L. Maurer and the Corporation, filed as Exhibit 10.06 to the Corporation’s Form 8-K dated December 21, 2005, and as amended by Exhibit 10.06 to the Corporation’s Form 8-K dated November 26, 2008, is incorporated by reference.

10.13	*
The National Bank of Indianapolis Corporation Executive’s Deferred Compensation Plan, filed as Exhibit 10.08 to the Corporation’s Form 8-K dated December 21, 2005, and as amended by Exhibit 10.08 to the Corporation’s Form 8-K dated November 26, 2008, is incorporated by reference.

10.14	*
The National Bank of Indianapolis Corporation 401(k) Savings Plan (as amended and restated generally effective January 1, 2006), filed as Exhibit 10.14 to the Corporation’s Form 10-K dated December 31, 2005, is incorporated by reference.

31.1		Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1		Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2		Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2009

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

3.02		Bylaws of the Corporation, filed as Exhibit 3(ii) to the Corporation’s Form 10-Q as of September 30, 1996, are incorporated by reference.

10.01	*	1993 Key Employees’ Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(a) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference.

10.02	*	1993 Directors’ Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(b) to the Corporation’s Form 10-Q as of June 30, 2001, is incorporated by reference.

10.03	*	1993 Restricted Stock Plan of the Corporation, as amended, filed as Exhibit 10(c) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference.

10.04	*	Form of agreement under the 1993 Key Employees Stock Option Plan, filed as Exhibit 10(d) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference.

10.05	*	Form of agreement under the 1993 Restricted Stock Plan, filed as Exhibit 10(e) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference.

10.06	*	Schedule of Directors Compensation Arrangements, filed as Exhibit 10(f) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference.

10.07	*
Schedule of Named Executive Officers Compensation Arrangements, filed as Exhibit 10.07 to the Corporation’s Form 8-K dated May 18, 2006, is incorporated by reference, as amended by the Corporation’s Form 8-K filed January 9, 2009.

10.08	*	The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10.01 to the Corporation’s Form 8-K dated June 22, 2005, is incorporated by reference.

10.09	*
Form of Restricted Stock Award Agreement for The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10.02 to the Corporation’s Form 8-K dated June 22, 2005, is incorporated by reference.

10.10	*
Form of Stock Option Award Agreement for The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10.03 to the Corporation’s Form 8-K dated June 22, 2005, is incorporated by reference.

10.11	*
Employment Agreement dated December 15, 2005 between Morris L. Maurer and the Corporation, filed as Exhibit 10.06 to the Corporation’s Form 8-K dated December 21, 2005, and as amended by Exhibit 10.06 to the Corporation’s Form 8-K dated November 26, 2008, is incorporated by reference.

10.13	*
The National Bank of Indianapolis Corporation Executive’s Deferred Compensation Plan, filed as Exhibit 10.08 to the Corporation’s Form 8-K dated December 21, 2005, and as amended by Exhibit 10.08 to the Corporation’s Form 8-K dated November 26, 2008, is incorporated by reference.

10.14	*
The National Bank of Indianapolis Corporation 401(k) Savings Plan (as amended and restated generally effective January 1, 2006), filed as Exhibit 10.14 to the Corporation’s Form 10-K dated December 31, 2005, is incorporated by reference.

31.1		Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1		Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2		Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.