Form 10-Q
period 2009-06-30
NATIONAL BANK OF INDIANAPOLIS CORP
filed 2009-08-07
CIK 912382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at August 7, 2009

[Common Stock, no par value per share]	2,306,267

The National Bank of Indianapolis Corporation
Report on Form 10-Q
for Quarter Ended
June 30, 2009

Part I — Financial Information
Item 1. Financial Statements
The National Bank of Indianapolis Corporation
Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)	(Note)
	(Dollars in thousands)
Assets
Cash and cash equivalents
Cash and due from banks	$118,901	$29,819
Reverse repurchase agreements	1,000	1,000
Federal funds sold	371	601

Total cash and cash equivalents	120,272	31,420

Investment securities
Available-for-sale securities	61,633	56,977
Held-to-maturity securities (Fair value of $72,713 June 30, 2009 and $82,971 December 31, 2008)	72,419	83,567

Total investment securities	134,052	140,544

Loans	904,843	904,207
Less: Allowance for loan losses	(14,077)	(12,847)

Net loans	890,766	891,360
Premises and equipment	23,145	22,818
Deferred tax asset	6,881	5,749
Accrued interest	4,654	4,855
Federal Reserve and FHLB stock	3,150	3,150
Other real estate/repossessions	4,454	3,418
Other assets	15,484	14,470

Total assets	$1,202,858	$1,117,784

Liabilities and shareholders’ equity
Deposits:
Noninterest-bearing demand deposits	$196,847	$178,656
Money market and savings deposits	621,231	573,679
Time deposits over $100,000	132,957	136,814
Other time deposits	76,359	76,817

Total deposits	1,027,394	965,966
Borrowings under repurchase agreements	70,890	51,146
Revolving Line of Credit	4,200	4,200
Subordinated debt	5,000	5,000
Junior subordinated debentures owed to unconsolidated subsidiary trust	13,918	13,918
Other liabilities	8,422	5,342

Total liabilities	1,129,824	1,045,572

Shareholders’ equity:
Preferred stock, no par value — authorized 5,000,000 shares	—	—
Common stock, no par value — authorized 15,000,000 shares issued 2,833,011 shares at June 30, 2009 and 2,778,311 shares at December 31, 2008	34,198	33,136
Treasury stock, at cost; 529,314 shares at June 30, 2009 and 484,130 shares at December 31, 2008	(20,194)	(18,481)
Additional paid in capital	9,866	8,766
Retained earnings	48,879	47,955
Accumulated other comprehensive income	285	836

Total shareholders’ equity	73,034	72,212

Total liabilities and shareholders’ equity	$1,202,858	$1,117,784

Note: The balance sheet at December 31, 2008, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation
Consolidated Statements of Income
(Unaudited)

	Three months ended
	June 30,
	2009	2008
	(Dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$10,431	$12,084
Interest on investment securities taxable	842	1,162
Interest on investment securities nontaxable	521	527
Interest on federal funds sold	1	127
Interest on reverse repurchase agreements	—	13

Total interest income	11,795	13,913

Interest expense:
Interest on deposits	2,359	4,205
Interest on other short term borrowings	55	105
Interest on FHLB advances	—	65
Interest on short term debt	21	—
Interest on long term debt	399	419

Total interest expense	2,834	4,794

Net interest income	8,961	9,119

Provision for loan losses	2,650	2,100

Net interest income after provision for loan losses	6,311	7,019

Other operating income:
Wealth management fees	1,336	1,435
Rental income	79	149
Service charges and fees on deposit accounts	756	610
Mortgage banking income	647	1
Interchange income	243	218
Other	508	635

Total other operating income	3,569	3,048

Other operating expenses:
Salaries, wages and employee benefits	5,403	4,846
Occupancy	641	516
Furniture and equipment	355	354
Professional services	427	539
Data processing	566	524
Business development	417	352
FDIC insurance	942	147
Non performing assets	264	39
Other	1,045	1,036

Total other operating expenses	10,060	8,353

Net income (loss) before tax	(180)	1,714
Federal and state income tax (benefit)	(259)	505

Net income after tax	$79	$1,209

Basic earnings per share	$0.03	$0.52

Diluted earnings per share	$0.03	$0.50

See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation
Consolidated Statements of Income
(Unaudited)

	Six months ended
	June 30,
	2009	2008
	(Dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$20,676	$25,340
Interest on investment securities taxable	1,737	2,618
Interest on investment securities nontaxable	1,044	995
Interest on federal funds sold	3	506
Interest on reverse repurchase agreements	—	143

Total interest income	23,460	29,602

Interest expense:
Interest on deposits	5,062	10,127
Interest on other short term borrowings	85	395
Interest on FHLB advances	—	107
Interest on short term debt	42	—
Interest on long term debt	802	864

Total interest expense	5,991	11,493

Net interest income	17,469	18,109

Provision for loan losses	3,900	3,175

Net interest income after provision for loan losses	13,569	14,934

Other operating income:

Wealth management fees	2,421	2,614
Rental income	185	292
Service charges and fees on deposit accounts	1,524	1,142
Mortgage banking income (loss)	949	(93)
Interchange income	453	405
Other	1,040	1,101

Total other operating income	6,572	5,461

Other operating expenses:
Salaries, wages and employee benefits	10,757	9,870
Occupancy	1,232	1,042
Furniture and equipment	700	706
Professional services	932	974
Data processing	1,133	1,030
Business development	826	745
FDIC insurance	1,297	283
Non performing assets	285	44
Other	2,108	3,407

Total other operating expenses	19,270	18,101

Net income before tax	871	2,294
Federal and state income tax (benefit)	(53)	538

Net income after tax	$924	$1,756

Basic earnings per share	$0.40	$0.76

Diluted earnings per share	$0.40	$0.73

See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	June 30,
	2009	2008
	(Dollars in thousands)
Operating Activities
Net Income	$924	$1,756
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	3,900	3,175
Proceeds from sale of loans	40,107	12,174
Origination of loans held for sale	(39,138)	(10,057)
Depreciation and amortization	770	769
Market adjustment on mortgage servicing rights	141	407
Gain on sale of loans	(927)	(179)
Net increase in deferred income taxes	(778)	(776)
Net increase in bank owned life insurance	(211)	(226)
Excess tax benefit from deferred stock compensation	(400)	(128)
Net accretion of discounts and amortization of premiums on investments	110	153
Compensation expense related to restricted stock and options	705	590
(Increase) decrease in:
Accrued interest receivable	201	432
Other assets	(1,979)	(1,481)
Increase (decrease) in:
Other liabilities	3,480	(901)

Net cash provided by operating activities	6,905	5,708

Investing Activities
Proceeds from maturities of investment securities held to maturity	11,077	8,307
Proceeds from maturities of investment securities available for sale	10,000	21,003
Purchases of investment securities held to maturity	—	(28,392)
Purchases of investment securities available for sale	(15,601)	(16,689)
Net increase in loans	(3,348)	(24,026)
Purchases of bank premises and equipment	(1,097)	(5,027)

Net cash provided (used) by investing activities	1,031	(44,824)

Financing Activities
Net increase (decrease) in deposits	61,428	(59,015)
Net increase in short term borrowings	19,744	752
Income tax benefit from deferred stock compensation (FASB 123(R))	400	128
Proceeds from issuance of stock	1,057	317
Repurchase of stock	(1,713)	(1,549)

Net cash provided (used) by financing activities	80,916	(59,367)

Increase (decrease) in cash and cash equivalents	88,852	(98,483)

Cash and cash equivalents at beginning of year	31,420	162,323

Cash and cash equivalents at end of period	$120,272	$63,840

Interest paid	$5,851	$11,862

Income taxes paid	$26	$1,024

See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation
Consolidated Statement of Shareholders’ Equity
(Unaudited)

					Accumulated
			Additional		Other
	Common	Treasury	Paid In	Retained	Comprehensive
(Dollars in thousands)	Stock	Stock	Capital	Earnings	Income	TOTAL
Balance at December 31, 2007	$32,105	$(14,979)	$7,181	$44,171	$460	$68,938

Comprehensive income:
Net income	—	—	—	1,756	—	1,756
Other comprehensive income
Net unrealized gain on investments, net of tax of $36	—	—	—	—	55	55

Total comprehensive income	—	—	—	—	—	1,811

Income tax benefit from deferred stock compensation	—	—	128	—	—	128
Issuance of stock 13,331 shares of common stock under stock-based compensation plans	358	—	(41)			317
Repurchase of stock 29,753 shares of common stock	—	(1,549)	—	—	—	(1,549)
Stock based compensation earned	—	—	590	—	—	590

Balance at June 30, 2008	$32,463	$(16,528)	$7,858	$45,927	$515	$70,235

Balance at December 31, 2008	$33,136	$(18,481)	$8,766	$47,955	$836	$72,212

Comprehensive income:
Net income	—	—	—	924	—	924
Other comprehensive income
Net unrealized loss on investments, net of tax of $355	—	—	—	—	(551)	(551)

Total comprehensive income						373

Income tax benefit from deferred stock compensation	—	—	400	—	—	400
Issuance of 54,700 shares of common stock under stock-based compensation plans	1,062	—	(5)	—	—	1,057
Repurchase of 45,184 shares of common stock	—	(1,713)	—	—	—	(1,713)
Stock based compensation earned	—	—	705	—	—	705

Balance at June 30, 2009	$34,198	$(20,194)	$9,866	$48,879	$285	$73,034

See notes to consolidated financial statements.

The National Bank of Indianapolis
Corporation
Notes to Consolidated Financial Statements
June 30, 2009
Note 1: Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of The National Bank of Indianapolis Corporation (“Corporation”) and its wholly-owned subsidiary, The National Bank of Indianapolis (“Bank”). All intercompany transactions between the Corporation and its subsidiary have been properly eliminated. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s Form 10-K for the year ended December 31, 2008.
Note 2: Investment Securities
The securities available-for-sale and held-to-maturity are summarized as follows:

	Available-for-Sale Securities
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gain	Loss	Value
June 30, 2009
U.S. Treasury securities	$999	$1	$—	$1,000
U.S. Government agencies	60,166	524	57	60,633

	$61,165	$525	$57	$61,633

December 31, 2008
U.S. Treasury securities	$494	$5	$—	$499
U.S. Government agencies	55,109	1,369	—	56,478

	$55,603	$1,374	$—	$56,977

	Held-to-Maturity Securities
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gain	Loss	Value
June 30, 2009
Municipals	$56,513	$564	$451	$56,626
Collateralized mortgage obligations	2,246	10	—	$2,256
Mortgage backed securities	13,485	171	—	$13,656
Other securities	175	—	—	$175

	$72,419	$745	$451	$72,713

December 31, 2008
Municipals	$56,874	$213	$800	$56,287
Collateralized mortgage obligations	8,825	12	—	8,837
Mortgage backed securities	17,693	45	66	17,672
Other securities	175	—	—	175

	$83,567	$270	$866	$82,971

The fair value of debt securities and carrying amount, if different, at June 30, 2009, by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities are shown separately.

	Held to Maturity		Available for Sale
	Carrying	Fair	Amortized	Fair
	Amount	Value	Cost	Value
	(Dollars in thousands)
Due in one year or less	$4,937	$4,983	$26,070	$26,384
Due from one to five years	11,775	11,965	35,095	35,249
Due from five to ten years	38,678	38,557	—	—
Due after ten years	3,544	3,552	—	—
Mortgage-backed	13,485	13,656	—	—

Total	$72,419	$72,713	$61,165	$61,633

Securities with unrealized losses at June 30, 2009, and December 31, 2008, aggregated by investment category and length of time that individuals securities have been in a continuous unrealized loss position are as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
June 30, 2009
U.S. Government agencies	$9,996	$57	$—	$—	$9,996	$57
Municipal bonds	—	—	18,821	451	18,821	451

Total temporarily impaired	$9,996	$57	$18,821	$451	$28,817	$508

December 31, 2008
Collateralized mortgage obligations	$—	$—	$2,783	$—	$2,783	$—
Mortgage backed securities	14,035	66	—	—	14,035	66
Municipal bonds	7,981	21	33,281	778	41,261	800
Other securities	—	—	25	—	25	—

Total temporarily impaired	$22,016	$87	$36,089	$778	$58,104	$866

As of June 30, 2009, the Corporation held 47 investments in which the amortized cost was greater than market value.
The unrealized loss for investments classified as available-for-sale is attributable to changes in interest rates and individually is 0.57% or less of its respective amortized costs. The unrealized loss relates to one security issued by the Federal Home Loan Mortgage Corporation (“FHLMC”). Given this investment is backed by the U.S. Government and its agencies, there is no credit risk.
The unrealized losses for investments classified as held-to-maturity are attributable to changes in interest rates and/or economic environment and individually were 10.12% or less of their respective amortized costs. The unrealized losses relate primarily to securities issued by various municipalities. The majority of these investment securities were purchased during 2005 and first quarter of 2006 when rates were lower. The largest unrealized loss relates to one municipal that was purchased February 2006. The credit rating of the individual municipalities is assessed monthly. As of June 30, 2009, all but three of the municipal debt securities were rated BBB or better (as a result of insurance or the underlying rating on the bond). The three municipal debt securities have no underlying rating. Credit reviews of the municipalities have been conducted. As a result, we have determined that all of our non-rated debt securities would be rated a “pass” asset and thus classified as an investment grade security. All interest payments are current for all municipal securities and management expects all to be collected in accordance with contractual terms.

There were no sales of securities in the six month period ending June 30, 2009 and 2008.
Investment securities with a carrying value of approximately $72 million and $51 million were pledged as collateral for Treasury Tax and Loan, Wealth Management Accounts, and securities sold under agreements to repurchase at June 30, 2009, and December 31, 2008, respectively.
Note 3: Loans
Loans, including net unamortized deferred fees and costs, consist of the following:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Residential loans secured by real estate	$255,134	$260,354
Commercial loans secured by real estate	234,653	217,445
Construction loans	77,042	83,822
Other commercial and industrial loans	306,993	307,409
Consumer loans	31,021	35,177

Total loans	904,843	904,207
Less allowance for loan losses	(14,077)	(12,847)

Total loans, net	$890,766	$891,360

The Corporation periodically sells residential mortgage loans it originates based on the overall loan demand of the Corporation and outstanding balances of the residential mortgage portfolio. As of June 30, 2009, and December 31, 2008, loans held for sale totaled $3.3 million and $969 thousand, respectively, and are included in the totals above.
There were no loans pledged as collateral for FHLB advances as of June 30, 2009, and December 31, 2008.
Activity in the allowance for loan losses was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Beginning balance	$12,471	$9,513	$12,847	$9,453
Loan charge offs	(1,061)	(1,154)	(2,732)	(2,250)
Recoveries	17	123	62	204
Provision for loan losses	2,650	2,100	3,900	3,175

Ending balance	$14,077	$10,582	$14,077	$10,582

Note 4: Subordinated Term Loan Agreement/Revolving Line of Credit
On June 29, 2007, the Bank entered into a Subordinated Debenture Purchase Agreement with U.S. Bank in the amount of $5 million, which will mature on June 28, 2017. Under the terms of the Subordinated Debenture Purchase Agreement, the Bank pays 3-month LIBOR plus 1.2% which equated to 1.83% at June 30, 2009. Interest payments are due quarterly.
On June 29, 2007, the Corporation entered into a $5 million loan agreement with U.S. Bank, which matured on June 27, 2009, and was renewed and will mature August 31, 2009. The loan agreement is used to provide additional liquidity support to the Corporation, if needed. There were no borrowings under this agreement at June 30, 2008.
On September 5, 2008, and December 11, 2008, the Corporation drew $1.3 million and $2.9 million, respectively, on the revolving loan agreement with U.S. Bank. Under the terms of the revolving loan agreement, the Corporation pays prime minus 1.25% which equates to 2.00% at June 30, 2009. Interest payments are due quarterly.
The revolving loan agreement contains various financial and non-financial covenants. One of these covenants requires that the Bank’s non-performing loans to tangible capital ratio be maintained at below 15.0%. The Bank was in violation of this covenant as of June 30, 2009, as the ratio was 15.5%. The Corporation is in discussions with U.S. Bank regarding this covenant violation. At this time, U.S. Bank has not indicated an intention to exercise any of its remedies available under the credit facility as a result of the Corporation’s covenant violation. The remedies available to U.S. Bank are: make the note immediately due and payable; termination of the obligation to extend further credit; and/or invoke default interest rate of 3% over current interest rate. Management does not believe the impact of any of these remedies would have a material impact on the Corporation’s results of operation or financial position.
Note 5: Trust Preferred Securities
In September 2000, the Corporation established the NBIN Statutory Trust I (“Trust”), a Connecticut statutory business trust, which subsequently issued $13.5 million of company obligated mandatorily redeemable capital securities and $418 thousand of common securities. The proceeds from the issuance of both the capital and common securities were used by the Trust to purchase from the Corporation $13.9 million fixed rate junior subordinated debentures. The capital securities and debentures mature September 7, 2030, or upon earlier redemption as provided by the Indenture. The Corporation has the right to redeem the capital securities, in whole or in part, but in all cases, in a principal amount with integral multiples of a thousand dollars on any March 7 or September 7 on or after September 7, 2010, at a premium, declining ratably to par on September 7, 2020. The capital securities and the debentures have a fixed interest rate of 10.60%, and are guaranteed by the Bank. The subordinated debentures are the sole assets of the Trust. The net proceeds received by the Corporation from the sale of capital securities were used for general corporate purposes. The indenture, dated September 7, 2000, requires compliance with certain non-financial covenants.
In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46(R) (As Amended), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, (FIN 46(R)), the Corporation does not consolidate the Trust in its financial statements. The junior subordinated debt obligation issued to the Trust of $13.9 million is reflected in the Corporation’s consolidated balance sheets at June 30, 2009, and December 31, 2008. The junior subordinated debentures owed to the Trust and held by the Corporation qualify as Tier 1 capital for the Corporation under Federal Reserve Board guidelines.

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
During the second quarter of 2009, two directors and nine officers of the Corporation exercised options to purchase 30,100 common shares in aggregate. The weighted average exercise price was $19.47 and the weighted average fair market value of the stock was $38.82.
Due to the exercise of these options and the vesting of restricted stock for the six months ended June 30, 2009, the Corporation will receive a deduction for tax purposes for the difference between the fair value of the stock at the date of grant and the date of exercise. In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share Based Payment” (FASB No. 123(R)), the Corporation has recorded the income tax benefit of $400 thousand as additional paid in capital for the six months ended June 30, 2009.
Note 7: Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Basic average shares outstanding	2,298	2,318	2,297	2,320

Net income	$79	$1,209	$924	$1,756

Basic net income per common share	$0.03	$0.52	$0.40	$0.76

Diluted
Average shares outstanding	2,298	2,318	2,297	2,321
Nonvested restricted stock	12	13	9	13
Net effect of the assumed exercise of stock options	30	66	32	68

Diluted average shares	2,340	2,397	2,338	2,402

Net income	$79	$1,209	$924	$1,756

Diluted net income per common share	$0.03	$0.50	$0.40	$0.73

For the three and six month period ending June 30, 2009, options to purchase 191 thousand and 189 thousand shares respectively, and 64 thousand and 35 thousand restricted shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.
For the three and six month period ending June 30, 2008, there were no antidilutive options or restricted stock.
Note 8: Comprehensive Income
The following is a summary of activity in accumulated other comprehensive income:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Accumulated other comprehensive income beginning of period, net of tax	$541	$1,022	$836	$460
Net unrealized gain (loss) for period	(421)	(840)	(906)	91
Tax effect	165	333	355	(36)

Accumulated other comprehensive income at end of period, net of tax	$285	$515	$285	$515

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

The contractual amount of financial instruments with off-balance sheet risk was as follows:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Unused commercial credit lines	$226,519	$231,795
Unused revolving home equity and credit card lines	97,800	98,925
Standby letters of credit	25,719	24,224
Demand deposit account lines of credit	2,483	2,917

	$352,521	$357,861

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
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities	$61,633	$—	$61,633	$—
Mortgage servicing rights	1,356	—	1,356	—

	December 31, 2008
Assets:
Available for sale securities	$56,977	$—	$56,977	$—
Mortgage servicing rights	1,070	—	1,070	—
Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$7,544	$—	$—	$7,544

	December 31, 2008
Assets:
Impaired loans	$4,522	$—	$—	$4,522

Impaired loans had a carrying amount of $8.9 million, with a valuation allowance of $1.4 million, resulting in an additional provision for loan losses of $1.9 million for the six month period ending June 30, 2009.
Impaired loans had a carrying amount of $6.2 million, with a valuation allowance of $1.7 million, resulting in an additional provision for loan losses of $4.6 million for the twelve month period ending December 31, 2008.
Other real estate is carried at lower of cost or fair value and was written down to a fair value of $4.4 million resulting in a charge of $108 thousand to earnings for the six month period ending June 30, 2009.
Other real estate is carried at lower of cost or fair value and was written down to a fair value of $3.4 million resulting in a charge of $76 thousand to earnings for the twelve month period ending December 31, 2008.
The estimated fair value of the Corporation’s financial instruments is as follows:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Assets
Cash and due from banks	$118,901	$118,901	$29,819	$29,819
Federal funds sold	371	371	601	601
Reverse repurchase agreements	1,000	1,000	1,000	1,000
Investment securities available-for-sale	61,633	61,633	56,977	56,977
Investment securities held-to-maturity	72,419	72,713	83,567	82,971
Net loans	890,766	895,927	891,360	904,043
Federal Reserve and FHLB stock	3,150	N/A	3,150	N/A
Accrued interest receivable	4,654	4,654	4,855	4,855

Liabilities
Deposits	1,027,394	1,027,845	965,966	967,071
Borrowings under repurchase agreements	70,890	70,890	51,146	51,146
Revolving line of credit	4,200	4,200	4,200	4,200
Subordinated debt	5,000	4,999	5,000	4,997
Junior subordinated debentures	13,918	10,031	13,918	9,962
Accrued interest payable	1,899	1,899	2,222	2,222
The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments not recorded at fair value:
Carrying amount is the estimated fair value for cash and short-term investments, interest bearing deposits, accrued interest receivable and payable, demand deposits, borrowings under repurchase agreements, variable rate loans or deposits that reprice frequently and fully. Fair values for available-for-sale investment securities are determined as previously described. Fair values for held-to-maturity investment securities are determined in the same manner. For fixed rate loans or deposits or for variable rate loans or deposits with infrequent pricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. It was not practicable to determine the fair value of Federal Reserve or FHLB stock due to restrictions placed on its transferability. The fair value of the revolving line of credit, subordinated debt and junior subordinated debentures are based upon discounted cash flows using rates for similar securities with the same maturities. The fair value of off-balance-sheet items is not considered material.

Note 11: Adoption of New Accounting Standards
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
In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“FAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. FAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption was prohibited. The adoption of FAS No. 160 did not have a material impact on the Corporation’s results of operations or financial position.
In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FAS No. 133”. FAS No. 161 amends and expands the disclosure requirements of FAS No. 133 for derivative instruments and hedging activities. FAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Upon adoption, the Corporation included the required disclosures, as applicable.
In April 2009, the FASB issued Staff Position (FSP) 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FASB Staff Position (FSP) provides additional guidance for estimating fair value in accordance with FAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This issue is effective for reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this standard did not have a material effect on the Corporation’s results of operations or financial position.
FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009. As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods. The Corporation included the required disclosures, as applicable.

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
In May 2009, the FASB issued FAS No. 165, “Subsequent Events”. FAS No. 165 establishes the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and the circumstances under which an entity shall recognize events or transactions that occur after the balance sheet date. FAS No. 165 also requires disclosure of the date through which subsequent events have been evaluated. The new standard becomes effective for interim and annual periods ending after June 15, 2009. The Corporation adopted this standard for the interim reporting period ending June 30, 2009. The adoption of this statement did not have a material impact on the Corporation’s consolidated financial position or results of operations. These financial statements consider events that occurred through August 7, 2009, the date the financial statements were issued.
In June 2009, the FASB issued FAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principals — a replacement of FAS No. 162”. FAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The FASB Accounting Standards Codification TM will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards and all the contents in the Codification will carry the same level of authority. Following this Statement, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. The adoption of this standard will not have a material effect on the Corporation’s results of operations or financial position.
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

The Corporation recorded net income of $79 thousand or $0.03 per diluted share for the three month period ending June 30, 2009, compared to $1.2 million or $0.50 per diluted share for the three month period ending June 30, 2008.
The Corporation recorded net income of $924 thousand or $0.40 per diluted share for the six month period ending June 30, 2009, as compared to $1.8 million or $0.73 per diluted share for the six month period ending June 30, 2008. Net income is down for the three and six month period ending June 30, 2009, as compared to the three and six month period ending June 30, 2008, primarily due to the increase in the provision for loan losses and an increase in the FDIC insurance assessments.
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
Mortgage Servicing Assets
Mortgage servicing rights are recognized as separate assets when rights are acquired through the sale of mortgage loans. Capitalized mortgage servicing rights are reported in other assets. On January 1, 2007, the Corporation adopted FASB Statement No. 156, Accounting for Servicing of Financial Assets (FASB No. 156), an amendment of FASB No. 140. FASB No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value. As permitted by ASB No. 156, the Corporation has elected to record mortgage servicing rights at fair value with subsequent changes in fair value reflected in earnings. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. The Corporation obtains fair value estimates from an independent third party and compares significant valuation model inputs to published industry data in order to validate the model assumptions and results.
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
The Corporation obtains fair values from a third party on a monthly basis in order to adjust the securities to fair value. Equity securities that do not have readily determinable fair values are carried at cost. Additionally, all securities are required to be written down to fair value when a decline in fair value is other than temporary; therefore, future changes in the fair value of securities could have a significant impact on the Corporation’s operating results. In determining whether a market value decline is other- than-temporary, management considers the reason for the decline, the extent of the decline and the duration of the decline.

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
Results of Operations
Net Interest Income
The Corporation’s results of operations depend primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. The Corporation had net interest income fully taxable equivalent (“FTE”) of $18.0 million for the six month period ending June 30, 2009, compared to net interest income FTE of $18.6 million for the six month period ending June 30, 2008. The decrease in net interest income FTE is primarily the result of an overall decrease in the net interest margin FTE. The net interest margin FTE was 3.30% and 3.47% for the six month period ending June 30, 2009 and 2008, respectively. The net interest margin FTE decreased due to a decrease in the contribution of non-interest bearing funds from 0.43% to 0.21% for the six month period ending June 30, 2008 and 2009, respectively. This decrease was partially offset by an increase in the net interest spread FTE. The net interest spread FTE increased 0.05% from 3.04% for the six month period ending June 30, 2008, compared to 3.09% for the six month period ending June 30, 2009. The net interest spread FTE increased due to a larger decline in the cost of interest bearing liabilities than the decline in the yield on earning assets period over period.

Results of Operations
Net Interest Income
The Corporation’s results of operations depend primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. The Corporation had net interest income fully taxable equivalent (“FTE”) of $18.0 million for the six month period ending June 30, 2009, compared to net interest income FTE of $18.6 million for the six month period ending June 30, 2008. The decrease in net interest income FTE is primarily the result of an overall decrease in the net interest margin FTE. The net interest margin FTE was 3.30% and 3.47% for the six month period ending June 30, 2009 and 2008, respectively. The net interest margin FTE decreased due to a decrease in the contribution of non-interest bearing funds from 0.43% to 0.21% for the six month period ending June 30, 2008 and 2009, respectively. This decrease was partially offset by an increase in the net interest spread FTE. The net interest spread FTE increased 0.05% from 3.04% for the six month period ending June 30, 2008, compared to 3.09% for the six month period ending June 30, 2009. The net interest spread FTE increased due to a larger decline in the cost of interest bearing liabilities than the decline in the yield on earning assets period over period.
The following table details average balances, interest income/expense average rates/yields for the Bank’s earning assets and interest bearing liabilities at the dates indicated:

	Six months ended June 30,
	2009			2008
	(Dollars in thousands)
		Interest	Average		Interest	Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Assets:
Federal Funds Sold	$4,310	$3	0.14%	$35,625	$506	2.84%
Reverse Repurchase Agreements	1,000	0	0.01%	7,429	143	3.84%
Non Taxable Investment Securities — FTE	56,749	1,595	5.62%	52,989	1,484	5.60%
Taxable Investments Securities and Interest Bearing Due from Banks	141,450	1,737	2.46%	139,417	2,618	3.76%
Loans (gross)	888,835	20,676	4.65%	835,374	25,340	6.07%

Total earning assets — FTE	$1,092,344	$24,011	4.40%	$1,070,834	$30,091	5.62%
Non-earning assets	83,028			61,757

Total assets	$1,175,372			$1,132,591

Liabilities:
Interest bearing DDA	$147,669	$320	0.43%	$114,665	$659	1.15%
Savings	468,309	1,898	0.81%	510,636	5,563	2.18%
CD’s under $100,000	63,653	900	2.83%	68,616	1,455	4.24%
CD’s over $100,000	130,354	1,666	2.56%	95,814	2,050	4.28%
Individual Retirement Accounts	18,838	278	2.95%	18,966	400	4.22%
Other short term borrowings	63,583	85	0.27%	59,137	395	1.33%
FHLB Advances	—	—	—	3,346	107	6.40%
Revolving Line of Credit	4,200	42	2.00%	—	—	—
Subordinated Debt	5,000	64	2.56%	5,000	126	5.04%
Long Term Debt	13,918	738	10.60%	13,918	738	10.60%

Total Interest Bearing Liabilities	$915,524	$5,991	1.31%	$890,098	$11,493	2.58%
Non-Interest Bearing Liabilities	178,885			164,938
Other Liabilities	7,485			7,450

Total Liabilities	$1,101,894			$1,062,486
Equity	73,478			70,105

Total Liabilities & Equity	$1,175,372			$1,132,591

Recap:
Interest Income — FTE		$24,011	4.40%		$30,091	5.62%
Interest Expense		5,991	1.31%		11,493	2.58%

Net Interest Income/Spread — FTE		$18,020	3.09%		$18,598	3.04%

Contribution of Non-Interest Bearing Funds			0.21%			0.43%

Net Interest Margin — FTE			3.30%			3.47%

Notes to the average balance and interest rate tables:
•	Average balances are computed using daily actual balances.
•	The average loan balance includes non-accrual loans and the interest recognized prior to becoming non-accrual is reflected in the interest income for loans.
•	Interest income on loans includes loan fees net of loan costs, of $(318) thousand and $(322) thousand, for the six month period ending June 30, 2009 and 2008, respectively.
•
Net interest income, the most significant component of the Bank’s earnings is total interest income less total interest expense. The level of net interest income is determined by the mix and volume of interest earning assets, interest bearing deposits and borrowed funds, and changes in interest rates.

•	Net interest spread is the difference between the fully taxable equivalent rate earned on interest earning assets less the rate expensed on interest bearing liabilities.
•
Net interest margin represents net interest income on a fully taxable equivalent basis as a percentage of average interest earning assets. Net interest margin is affected by both the interest rate spread and the level of non-interest bearing sources of funds, primarily consisting of demand deposits and shareholders’ equity.

•
Interest income on a fully taxable equivalent basis includes the additional amount of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income. Interest income on municipal securities and loans have been calculated on a fully taxable equivalent basis using a federal and state income tax blended rate of 40%. The appropriate tax equivalent adjustments to interest income were $551 thousand and $489 thousand, respectively, for the six month period ending June 30, 2009 and 2008.

•
Management believes the disclosure of the fully taxable equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in the Corporation’s results of operations. Other financial institutions commonly present net interest income on a fully taxable equivalent basis. This adjustment is considered helpful in the comparison of one financial institution’s net interest income to that of another institution, as each will have a different proportion of tax-exempt interest from their earning asset portfolios.

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

The provision for loan losses was $2.7 million and $2.1 million, for the three month period ending June 30, 2009, and 2008, respectively. The provision for loan losses was $3.9 million for the six month period ending June 30, 2009, compared to a provision for loan losses of $3.2 million for the six month period ending June 30, 2008. The increase in the provision for loan losses for the three and six month period ending June 30, 2009, compared to the three and six month period ending June 30, 2008, is due to loan growth and a higher level of special mention and classified loans as compared to the same period in 2008 due to the overall decline in the economy and the decline in real estate values. In addition, net charge offs increased during the six month period ending June 30, 2009, compared to the six month period ending June 30, 2008. These charge offs relate to specific commercial, construction, and residential mortgage loans. Management does not believe that these charge offs are indicative of systematic problems within the loan portfolio.
Based on management’s risk assessment and evaluation of the probable losses of the loan portfolio, management believes that the current allowance for loan losses is adequate to provide for probable losses in the loan portfolio.
The following table sets forth activity in the allowance for loan losses:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Beginning of Period	$12,471	$9,513	$12,847	$9,453
Provision for loan losses	2,650	2,100	3,900	3,175
Chargeoffs
Commercial	212	490	1,816	920
Commercial Real Estate	—	—	—	556
Residential Mortgage	130	636	189	685
Consumer	1	—	9	5
Credit Cards	64	28	64	35
Construction	654	—	654	49

	1,061	1,154	2,732	2,250
Recoveries
Commercial	7	100	18	174
Residential Mortgage	7	21	11	25
Credit Cards	3	2	33	5

	17	123	62	204

End of Period	$14,077	$10,582	$14,077	$10,582

Allowance as a % of Loans	1.56%	1.24%	1.56%	1.24%

Loans are considered to be impaired when it is determined that the obligor will not pay all contractual principal and interest when due.
The table below provides information on impaired loans:

	June 30,	December 31,	June 30,
	2009	2008	2008
	(Dollars in thousands)
Balance of impaired loans	$11,567	$8,777	$8,366
Related allowance on impaired loans	1,380	1,689	1,664
Impaired loans with a specific allowance	7,340	6,210	3,632
Impaired loans without a specific allowance	4,227	2,567	4,734
Average balance of impaired loans	10,767	7,708	7,406
Accrued interest recorded during impairment	—	1	3
Cash basis interest income recognized	—	—	—
A loan is considered delinquent when a payment has not been made more than 30 days past its contractual due date. Loans past due over 30 days totaled $11.3 million or 1.25% of total loans at June 30, 2009, compared to $7.9 million or 0.92% of total loans at June 30, 2008.
Loans greater than 90 days past due and still accruing interest at June 30, 2009 and 2008 totaled approximately $13 thousand and $61 thousand, respectively. The total amount of nonaccrual loans was $11.6 million at June 30, 2009, compared to $8.3 million at June 30, 2008.
It is the policy of the Corporation to review each prospective credit in order to determine the appropriateness and, when required, the adequacy of security or collateral necessary when making a loan. The type of collateral when required will vary from liquid assets to real estate. The Corporation seeks to assure access to collateral in the event of default through adherence to state lending laws and the Corporation’s credit monitoring procedures.

Other Operating Income
The following table details the components of other operating income:

	Three months ended
	June 30,		$	%
	2009	2008	Change	Change
	(Dollars in thousands)
Wealth management fees	$1,336	$1,435	$(99)	-6.9%
Rental income	79	149	(70)	-47.0%
Service charges and fees on deposit accounts	756	610	146	23.9%
Mortgage banking income	647	1	646	64600.0%
Interchange income	243	218	25	11.5%
Other	508	635	(127)	-20.0%

Total operating income	$3,569	$3,048	$521	17.1%

	Six months ended
	June 30,		$	%
	2009	2008	Change	Change
	(Dollars in thousands)
Wealth management fees	$2,421	$2,614	$(193)	-7.4%
Rental income	185	292	(107)	-36.6%
Service charges and fees on deposit accounts	1,524	1,142	382	33.5%
Mortgage banking income (loss)	949	(93)	1,042	-1120.4%
Interchange income	453	405	48	11.9%
Other	1,040	1,101	(61)	-5.5%

Total operating income	$6,572	$5,461	$1,111	20.3%

Total other operating income for the three and six month period ending June 30, 2009, increased as compared to the three and six month period ending June 30, 2008.
Wealth management fees decreased for the three and six month period ending June 30, 2009, as compared to the three and six month period ending June 30, 2008. The decrease is attributable to the overall decline in the stock and treasury markets. Partially offsetting the decrease for the three and six month period ending June 30, 2009, as compared to the three and six month period ending June 30, 2008, is an increase in tax return preparation fees and fees collected on Dreyfus money market funds. Wealth Management clients have transferred assets into Dreyfus money market funds as a result of the financial crisis in the U.S. and foreign markets.
Rental income decreased for the three and six month period ending June 30, 2009, as compared to the three and six month period ending June 30, 2008. This was due to the bank occupying more space at the 4930 North Pennsylvania Street and 107 North Pennsylvania Street locations thus reducing the space available for tenants.
Service charges and fees on deposit accounts increased for the three and six month period ending June 30, 2009, as compared to the three and six month period ending June 30, 2008. The increase is primarily attributable to an increase in service charges collected for DDA business and non-profit accounts due to a lower earnings credit rate for the three and six month period ending June 30, 2009, as compared to the three and six month period ending June 30, 2008. The increase is partially offset by a decrease in overdraft and NSF fees for the three and six month period ending June 30, 2009, as compared to the three and six month period ending June 30, 2008.

Mortgage banking income increased for the three and six month period ending June 30, 2009, as compared to the three and six month period ending June 30, 2008. The increase was primarily attributable to an increase in the gain on mortgage loan sales. The gain on mortgage loan sales was $495 thousand and $66 thousand for the three month period ending June 30, 2009 and 2008, and $927 thousand and $179 thousand for the six month period ending June 30, 2009 and 2008, respectively. Additionally, the write down of the fair value of mortgage servicing rights (“MSRs”) decreased for the three and six month period ending June 30, 2009, as compared to the three and six month period ending June 30, 2008. The Corporation recorded a write up of MSRs of $69 thousand for the three month period ending June 30, 2009, as compared to a write down of $131 thousand for the three month period ending June 30, 2008. The Corporation recorded a write down of MSRs of $141 thousand for the six month period ending June 30, 2009, as compared to a write down of $407 thousand for the six month period ending June 30, 2008.
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
Interchange income increased for the three and six month period ending June 30, 2009, as compared to the three and six month period ending June 30, 2008. The increase is attributable to higher transaction volumes for debit cards and credit cards during the three and six month period ending June 30, 2009, as compared to the three and six month period ending June 30, 2008. The increase is partially offset by an increase in cash back rewards expense.
Other income decreased for the three and six month period ending June 30, 2009, as compared to the three and six month period ending June 30, 2008. The decrease is primarily due to a decrease in prepayment penalties collected, bank owned life insurance income, and documentation fees. The decrease is partially offset by an increase in sweep fees for Dreyfus money market funds, application fees, and income collected for a swap fee. Letter of credit fees decreased for the three month period ending June 30, 2009, as compared to the three month period ending June 30, 2008. Mastercard/Visa merchant fees and letter of credit fees increased for the six month period ending June 30, 2009, as compared to the six month period ending June 30, 2008.

Other Operating Expenses
The following table details the components of other operating expense:

	Three months ended
	June 30,		$	%
	2009	2008	Change	Change
	(Dollars in thousands)
Salaries, wages and employee benefits	$5,403	$4,846	$557	11.5%
Occupancy	641	516	125	24.2%
Furniture and equipment	355	354	1	0.3%
Professional services	427	539	(112)	-20.8%
Data processing	566	524	42	8.0%
Business development	417	352	65	18.5%
FDIC insurance	942	147	795	540.8%
Non performing assets	264	39	225	576.9%
Other	1,045	1,036	9	0.9%

Total other operating expenses	$10,060	$8,353	$1,707	20.4%

	Six months ended
	June 30,		$	%
	2009	2008	Change	Change
	(Dollars in thousands)
Salaries, wages and employee benefits	$10,757	$9,870	$887	9.0%
Occupancy	1,232	1,042	190	18.2%
Furniture and equipment	700	706	(6)	-0.8%
Professional services	932	974	(42)	-4.3%
Data processing	1,133	1,030	103	10.0%
Business development	826	745	81	10.9%
FDIC insurance	1,297	283	1,014	358.3%
Non performing assets	285	44	241	547.7%
Other	2,108	3,407	(1,299)	-38.1%

Total other operating expenses	$19,270	$18,101	$1,169	6.5%

Total other operating expenses for the three and six month period ending June 30, 2009, increased as compared to the three and six month period ending June 30, 2008.
Salaries, wages, and employee benefits increased for the three and six month period ending June 30, 2009, as compared to the three and six month period ending June 30, 2008. The increase is the result of increased salary expense, group medical and dental benefits, 401(k) employer match contributions, and employer FICA expense due to an increase in full-time equivalent employees of 16 from 236 at June 30, 2008, compared to 252 at June 30, 2009, and the exercise of stock options by officers of the Corporation. In addition, many employees receive their annual merit raises in the first quarter of each year. The increase is partially offset by a decrease in expense relating to the performance bonus and the associated employer FICA tax on the performance bonus.

Occupancy expense increased for the three and six month period ending June 30, 2009, as compared to the three and six month period ending June 30, 2008. The increase is due to an increase in building rental expense for the lockbox processing center/disaster site, building and improvements expense due to the opening of the banking center located at the Villages of West Clay in November 2008, real estate tax expense, and utilities. The increase is partially offset by a decrease in building repairs and maintenance.
Furniture and equipment expense increased for the three month period ending June 30, 2009, as compared to the three month period ending June 30, 2008. The increase is due to an increase in maintenance contracts for copiers and printers and depreciation expense associated with computer equipment for the new banking center at Villages of West Clay. This increase is partially offset by a decrease in depreciation for furniture, fixture, and equipment due to older assets being fully depreciated. Furniture and equipment expense decreased for the six month period ending June 30, 2009, as compared to the six month period ending June 30, 2008. This decrease is due to a decrease in depreciation for furniture, fixture, and equipment due to older assets being fully depreciated and a decrease in furniture, fixture, and equipment repair expense. This decrease is partially offset by an increase in maintenance contracts for copiers and printers and depreciation expense associated with computer equipment for the new banking center at Villages of West Clay.
Professional services expense decreased for the three month and six month period ending June 30, 2009, as compared to the three and six month period ending June 30, 2008. The decrease is due to a decrease in courier service and consulting fees. The decrease is partially offset by an increase in advertising agency fees. Attorney fees decreased for the three month period ending June 30, 2009, as compared to the three month period ending June 30, 2008. Attorney fees increased for the six month period ending June 30, 2009, as compared to the six month period ending June 30, 2008, due to an increase in loan review matters.
Data processing expenses increased for the three and six month period ending June 30, 2009, as compared to the three and six month period ending June 30, 2008. The increase is due to an increase in bill payment services, remote deposit capture, ATM/debit cards, credit cards, and increased service bureau fees related to increased activity by the Bank. The increase is partially offset by a decrease in fiduciary income tax preparation for Wealth Management accounts for the six month period ending June 30, 2009, as compared to June 30, 2008.
Business development expenses increased for the three and six month period ending June 30, 2009, as compared to the three and six month period ending June 30, 2008. The increase is due to an increase in public relations, customer entertainment, and advertising. The increase is partially offset by a decrease in customer promotions and grand opening expense.
FDIC insurance expense increased for the three and six month period ending June 30, 2009, as compared to the three and six month period ending June 30, 2008. The increase for the three and six month period ending June 30, 2009, as compared to the three and six month period ending June 30, 2008, is due to an overall increase in the assessment by the FDIC effective January 1, 2009, as well as a special assessment calculated as of June 30, 2009, payable September 30, 2009, in the amount of approximately $557 thousand. This amount is in addition to the regular quarterly risk-based assessment. The special assessment represents 5 basis points of total assets less tier 1 capital. Effective April 1, 2009, insurance assessments will range from 0.07% to 0.78%, depending on an institution’s risk classification, as well as its unsecured debt, secured liability and brokered deposits. All expense recorded is an estimate of the actual assessment rate.

Nonperforming assets expenses increased for the three and six month period ending June 30, 2009, as compared to the three and six month period ending June 30, 2008. This increase is due to an increase in expense related to other real estate owned by the Corporation, such as real estate taxes, lawn maintenance, and appraisal fees as well as the write down of the carrying value of real estate owned.
Other expenses increased for the three month period ending June 30, 2009, as compared to the three month period ending June 30, 2008. During the three month period ending June 30, 2009, the Corporation recorded a loss of $40 thousand as a result of the Heartland Payment Systems credit card software compromise, a charge of $50 thousand related to certain deposit accounts and an increase in office supplies, as compared to the three month period ending June 30, 2008. The increase is partially offset by decrease in stationery and printing, loan collection expense, personal property taxes, and a charge related to certain Wealth Management accounts for the three month period ending June 30, 2009, as compared to the three month period ending June 30, 2008. Other expenses decreased for the six month period ending June 30, 2009, as compared to the six month period ending June 30, 2008. During the six month period ending June 30, 2008, the Corporation had a charge of $1.4 million related to certain deposit accounts and a charge of $94 thousand related to certain Wealth Management accounts. In addition, personal property taxes and stationery and printing decreased for the six month period ending June 30, 2009, as compared to the six month period ending June 30, 2008.
Federal and State Income Tax
The statutory rate reconciliation is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Net income (loss) before federal and state income tax	$(180)	$1,714	$871	$2,294

Tax expense at federal statutory rate	(61)	583	296	780

Increase (decrease) in taxes resulting from:
State income tax	(27)	39	6	76
Tax exempt interest	(173)	(168)	(346)	(328)
Other	2	51	(9)	10

Total income tax (benefit)	$(259)	$505	$(53)	$538

Financial Condition
Total assets increased $85.1 million from $1.1 billion at December 31, 2008, to $1.2 billion at June 30, 2009. The increase is the result of an increase of $89.1 million in cash and due from banks from $29.8 million at December 31, 2008, to $118.9 million at June 30, 2009. Contributing to the increase in cash and due from banks is an increase of $61.4 million in deposits from $966.0 million at December 31, 2008, to $1,027.4 million at June 30, 2009. The increase in deposits is due to new deposit relationships as well as funds coming from Dreyfus sweep accounts into deposits.

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
The Corporation has many sources of funds available, they include: due from federal reserve bank, overnight federal funds sold, investments available for sale, maturity of investments held for sale, deposits, Federal Home Loan Bank (“FHLB”) advances, and issuance of debt. Deposits were the most significant funding source and purchases of investment securities available for sale were the most significant use of funds during the six month period ending June 30, 2009. During the six month period ending June 30, 2008, proceeds from maturities of investment securities were the most significant funding source and deposits were the most significant use of funds.
Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as available for sale, and maturing loans. Due from the Federal Reserve represented the Corporation’s primary source of immediate liquidity and averaged $60 million for the six month period ending June 30, 2009. The Corporation believes the balance was maintained at a level adequate to meet immediate needs. During the six month period ending June 30, 2008, federal funds sold was the Corporation’s primary source of immediate liquidity and averaged $36 million for the six month period ending June 30, 2008. Reverse repurchase agreements may serve as a source of liquidity, but are primarily used as collateral for customer balances in overnight repurchase agreements. Maturities in the Corporation’s loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.
The Corporation’s management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation’s liquidity position.
The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At June 30, 2009, the Corporation’s rate sensitive liabilities exceeded rate sensitive assets due within one year by $72.2 million.
As part of managing liquidity, the Corporation monitors its loan to deposit ratio on a daily basis. At June 30, 2009, the ratio was 88.1%.
The Corporation experienced an increase in cash and cash equivalents, another primary source of liquidity, of $88.9 million during the six month period ending June 30, 2009. The increase is primarily due to a net increase in deposits and a net increase in other short term borrowings. Deposit growth provided net cash of $61.4 million and proceeds from short term borrowings provided cash of $19.7 million. Lending activities used cash of $3.3 million and purchases of investment securities used cash of $15.6 million.

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
In September 2000, the Corporation established the Trust, a Connecticut statutory business trust, which subsequently issued $13.5 million of company obligated mandatorily redeemable capital securities and $418 thousand of common securities. The proceeds from the issuance of both the capital and common securities were used by the Trust to purchase from the Corporation $13.9 million fixed rate junior subordinated debentures. The capital securities and debentures mature September 7, 2030, or upon earlier redemption as provided by the Indenture. The Corporation has the right to redeem the capital securities, in whole or in part, but in all cases, in a principal amount with integral multiples a thousand dollars on any March 7 or September 7 on or after September 7, 2010, at a premium, declining ratably to par on September 7, 2020. The capital securities and the debentures have a fixed interest rate of 10.60% and are guaranteed by the Bank. The subordinated debentures are the sole assets of the Trust. The net proceeds received by the Corporation from the sale of capital securities were used for general corporate purposes. The indenture, dated September 7, 2000, requires compliance with certain non-financial covenants.
On June 29, 2007, the Corporation entered into a $5 million loan agreement with U.S. Bank, which matured on June 27, 2009, and was renewed and will mature August 31, 2009. The loan agreement is used to provide additional liquidity support to the Corporation, if needed. There were no borrowings under this agreement at June 30, 2008.
On September 5, 2008, and December 11, 2008, the Corporation drew $1.3 million and $2.9 million, respectively, on the revolving loan agreement with U.S. Bank. Under the terms of the revolving loan agreement, the Corporation pays prime minus 1.25% which equates to 2.00% at June 30, 2009. Interest payments are due quarterly.
The revolving loan agreement contains various financial and non-financial covenants. One of these covenants requires that the Bank’s non-performing loans to tangible capital ratio be maintained at below 15.0%. The Bank was in violation of this covenant as of June 30, 2009, as the ratio was 15.5%. The Corporation is in discussions with U.S. Bank regarding this covenant violation. At this time, U.S. Bank has not indicated an intention to exercise any of its remedies available under the credit facility as a result of the Corporation’s covenant violation. The remedies available to U.S. Bank are: make the note immediately due and payable; termination of the obligation to extend further credit; and/or invoke default interest rate of 3% over current interest rate. Management does not believe the impact of any of these remedies would have a material impact on the Corporation’s results of operation or financial position.
On June 29, 2007, the Bank entered into a Subordinated Debenture Purchase Agreement with U.S. Bank in the amount of $5 million, which will mature on June 28, 2017. Under the terms of the Subordinated

Debenture Purchase Agreement, the Bank pays three-month LIBOR plus 1.20% which equates to 1.83% on June 30, 2009. Interest payments are due quarterly.
The Bank has incurred indebtedness pursuant to FHLB advances as follows:

June 30,
2009			2008
Amount	Rate	Maturity	Amount	Rate	Maturity
(Dollars in thousands)
$—	—	—	$3,000	5.55%	10/2/2008

$—			$3,000

The Bank may add indebtedness of this nature in the future if determined to be in the best interest of the Bank.
Capital for the Bank is at or above the well capitalized regulatory requirements at June 30, 2009. Pertinent capital ratios for the Bank as of June 30, 2009, are as follows:

		Well	Adequately
	Actual	Capitalized	Capitalized
Tier 1 risk-based capital ratio	8.9%	6.0%	4.0%
Total risk-based capital ratio	10.7%	10.0%	8.0%
Leverage ratio	7.2%	5.0%	4.0%
Dividends from the Bank to the Corporation may not exceed the net undivided profits of the Bank (included in consolidated retained earnings) for the current calendar year and the two previous calendar years without prior approval from the Office of the Comptroller of the Currency. In addition, Federal banking laws limit the amount of loans the Bank may make to the Corporation, subject to certain collateral requirements. No loans were made from the Bank to the Corporation during the six month period ending June 30, 2009, or 2008. The Bank declared and made a $695 thousand and $650 thousand dividend to the Corporation during the six month period ending June 30, 2009 and 2008, respectively.
On November 20, 2008, the Board of Directors adopted a new three-year stock repurchase program for directors and employees. Under the new stock repurchase program, the Corporation may repurchase shares in individually negotiated transactions from time to time as such shares become available and spend up to $8 million to repurchase such shares over the three-year term. Subject to the $8 million limitation, the Corporation intends to purchase shares recently acquired by the selling shareholder pursuant to the exercise of stock options or the vesting of restricted stock, and limit its acquisition of shares which were not recently acquired by the selling shareholder pursuant to the exercise of stock options or the vesting of shares of restricted stock to no more than 10,000 shares per year. Under the new repurchase plan, the Corporation purchased 45,185 shares during the six month period ending June 30, 2009, and $6.1 million is still available under the new repurchase plan as of June 30, 2009. The stock repurchase program does not require the Corporation to acquire any specific number of shares and may be modified, suspended, extended or terminated by the Corporation at any time without prior notice. The repurchase program will terminate on December 31, 2011, unless earlier suspended or discontinued by the Corporation.

Recent Accounting Pronouncements and Developments
Note 11 to the Consolidated Financial Statements under Item 1 discusses new accounting policies adopted by the Corporation during 2009 and the expected impact of the adoption of the new accounting policies.

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
At June 30, 2009, the interest rate risk position of the Corporation was liability sensitive, meaning net income should decrease as rates rise and increase as rates fall. Due to the mix and timing of the repricing of the Corporation’s assets and liabilities, changes in interest income, if rates increase in a 200 basis point interest rate shock, are within established policy limits. A 200 basis point downward shock to interest rates was not performed due to the low level of current interest rates.
See further discussion liquidity and interest rate sensitivity on pages 29 — 30 of this report.
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
Evaluation of Disclosure Controls and Procedures
The Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2009, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures as of June 30, 2009, were effective in ensuring information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our 2008 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	On April 8, 2009, the Corporation sold a total of 2,000 shares of common stock for proceeds of $38,000 to one officer of the Corporation pursuant to the exercise of stock options by the officer.
On April 27, 2009, the Corporation sold a total of 2,000 shares of common stock for proceeds of $38,000 to one officer of the Corporation pursuant to the exercise of stock options by the officer.
On May 4, 2009, the Corporation sold a total of 1,600 shares of common stock for proceeds of $44,400 to one officer of the Corporation pursuant to the exercise of stock options by the officer.
On June 8, 2009, the Corporation sold a total of 2,000 shares of common stock for proceeds of $38,000 to one director of the Corporation pursuant to the exercise of stock options by the director.
On June 10, 2009, the Corporation sold a total of 20,500 shares of common stock for proceeds of $389,500 to six officers of the Corporation pursuant to the exercise of stock options by the officers.
On June 17, 2009, the Corporation sold a total of 2,000 shares of common stock for proceeds of $38,000 to one director of the Corporation pursuant to the exercise of stock options by the director.
All of these shares were sold in private placements pursuant to Section 4(2) and 3(a)(11) of the Securities Act of 1933.
(b)	Not applicable.
(c)
On November 20, 2008, the Board of adopted a new three-year stock repurchase program for directors and employees. Under the new stock repurchase program, the Corporation may repurchase shares in individually negotiated transactions from time to time as such shares become available and spend up to $8 million to repurchase such shares over the three-year term. Subject to the $8 million limitation, the Corporation intends to purchase shares recently acquired by the selling shareholder pursuant to the exercise of stock options or the vesting of restricted stock, and limit its acquisition of shares which were not recently acquired by the selling shareholder pursuant to the exercise of stock options or the vesting of shares of restricted stock to no more than 10,000 shares per year. Under the new repurchase plan, the Corporation purchased 45,185 shares during during the six month period ending June 30, 2009 and has $6 million available under the new repurchase plan as of June 30, 2009. The stock repurchase program does not require the Corporation to acquire any specific number of shares and may be modified, suspended, extended or terminated by the Corporation at any time without prior notice. The repurchase program will terminate on December 31, 2011, unless earlier suspended or discontinued by the Corporation.

The following table sets forth the issuer repurchases of equity securities that are registered by the Corporation pursuant to Section 12 of the Securities Exchange Act of 1934 during the second quarter of 2009:

					Maximum
				Total Number	Number (or
				of Shares	Approximate
				Purchased as	Dollar Value)
	Total Number			Part of	of Shares that
	of Shares			Publicly	May Yet Be
	Purchased	Average		Announced	Purchased
	during 2nd	Price Paid		Plans of	Under the Plans
Period	Quarter 2009	per Share		Programs**	or Programs
April 1 – April 30, 2009	1,420	$35.97		1,420	$6,820,784

May 1 – May 31, 2009	—	$—		—	$6,820,784

June 1 – June 30, 2009	19,360	$39.46		19,360	$6,056,854

Total	20,780		*	20,780

*	The weighted average price per share for the period April 2009 through June 2009 was $39.22.

**	All shares repurchased by the Corporation during 2009 were completed pursuant to the new repurchase program.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
(a)
On June 18, 2009, at 3:00 p.m. at the Corporation’s offices at 107 North Pennsylvania Street, Indianapolis, Indiana, the annual meeting of shareholders was held. Two items were presented for consideration of the shareholders.

(b)
The first item was the election of Kathryn G. Betley, David R. Frick, Philip B. Roby, and John T. Thompson to the Board of Directors to serve for a term of three years and until their successors are duly elected and qualified. The vote tabulation for the election of Ms. Betley was 1,438,490 “for” and 89 shares “withheld”; Mr. Frick was 1,438,490 “for” and 89 shares “withheld”; Mr. Roby was 1,438,545 “for” and 35 shares “withheld”; Mr. Thompson was 1,438,490 “for” and 89 shares “withheld”. The following director’s terms continued after the meeting: Mr. Andre B. Lacy; Mr. Michael S. Maurer; Mr. Morris L. Maurer; Mr. William S. Oesterle, and Mr. Todd H. Stuart.

(c)
The second item was the ratification of Crowe Horwath LLP as the Corporation’s independent registered public accounting firm. This matter was approved by a vote of 1,435,911 shares “for”, 165 shares “against”, and 2,503 shares “abstained”.

(d)	Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits
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

Date: August 7, 2009 THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
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