Form 10-Q
period 2009-09-30
NATIONAL BANK OF INDIANAPOLIS CORP
filed 2009-11-06
CIK 912382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at November 6 , 2009

[Common Stock, no par value per share]	2,306,267

The National Bank of Indianapolis Corporation
Report on Form 10-Q
for Quarter Ended
September 30, 2009

Part I — Financial Information
Item 1. Financial Statements
The National Bank of Indianapolis Corporation
Consolidated Balance Sheets
(Unaudited)

	September 30, 2009	December 31, 2008
	(Unaudited)	(Note)
	(Dollars in thousands)
Assets
Cash and cash equivalents
Cash and due from banks	$149,661	$29,819
Reverse repurchase agreements	1,000	1,000
Federal funds sold	1,857	601

Total cash and cash equivalents	152,518	31,420

Investment securities
Available-for-sale securities	62,635	56,977
Held-to-maturity securities (Fair value of $101,492 at September 30, 2009, and $82,971 at December 31, 2008)	99,043	83,567

Total investment securities	161,678	140,544

Loans	881,808	904,207
Less: Allowance for loan losses	(16,886)	(12,847)

Net loans	864,922	891,360
Premises and equipment	23,501	22,818
Deferred tax asset	8,249	5,749
Accrued interest	4,414	4,855
Federal Reserve and FHLB stock	3,150	3,150
Other assets	22,257	17,888

Total assets	$1,240,689	$1,117,784

Liabilities and shareholders’ equity
Deposits:
Noninterest-bearing demand deposits	$224,841	$178,656
Money market and savings deposits	639,722	573,679
Time deposits over $100,000	137,836	136,814
Other time deposits	78,786	76,817

Total deposits	1,081,185	965,966
Other short term borrowings	54,609	51,146
Revolving line of credit	4,200	4,200
Subordinated debt	5,000	5,000
Junior subordinated debentures owed to unconsolidated subsidiary trust	13,918	13,918
Other liabilities	8,629	5,342

Total liabilities	1,167,541	1,045,572

Shareholders’ equity:
Preferred stock, no par value — authorized 5,000,000 shares	—	—
Common stock, no par value — authorized 15,000,000 shares issued 2,835,582 shares at September 30, 2009, and 2,778,311 shares at December 31, 2008	34,298	33,136
Treasury stock, at cost; 529,314 shares at September 30, 2009, and 484,130 shares at December 31, 2008	(20,194)	(18,481)
Additional paid in capital	10,288	8,766
Retained earnings	48,671	47,955
Accumulated other comprehensive income	85	836

Total shareholders’ equity	73,148	72,212

Total liabilities and shareholders’ equity	$1,240,689	$1,117,784

Note: The balance sheet at December 31, 2008, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation
Consolidated Statements of Income
(Unaudited)

	Three months ended
	September 30,
	2009	2008
	(Dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$10,866	$12,149
Interest on investment securities taxable	806	970
Interest on investment securities nontaxable	513	527
Interest on federal funds sold	—	138
Interest on reverse repurchase agreements	—	4

Total interest income	12,185	13,788

Interest expense:
Interest on deposits	2,300	3,999
Interest on other short term borrowings	49	84
Interest on FHLB advances and overnight borrowings	—	50
Interest on short term debt	22	3
Interest on long term debt	392	420

Total interest expense	2,763	4,556

Net interest income	9,422	9,232

Provision for loan losses	3,955	1,800

Net interest income after provision for loan losses	5,467	7,432

Other operating income:
Wealth management fees	1,226	1,207
Rental income	66	143
Service charges and fees on deposit accounts	792	622
Mortgage banking income	188	220
Interchange income	268	236
Other	451	498

Total other operating income	2,991	2,926

Other operating expenses:
Salaries, wages and employee benefits	5,102	4,340
Occupancy	631	512
Furniture and equipment	331	352
Professional services	472	525
Data processing	521	492
Business development	448	430
FDIC Insurance	411	155
Non performing assets	135	14
Other	1,077	1,097

Total other operating expenses	9,128	7,917

Net income (loss) before tax	(670)	2,441
Federal and state income tax (benefit)	(462)	798

Net income (loss) after tax	$(208)	$1,643

Basic earnings per share	$(0.09)	$0.71

Diluted earnings per share	$(0.09)	$0.69

See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation
Consolidated Statements of Income
(Unaudited)

	Nine months ended
	September 30,
	2009	2008
	(Dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$31,542	$37,489
Interest on investment securities taxable	2,543	3,588
Interest on investment securities nontaxable	1,557	1,522
Interest on federal funds sold	3	644
Interest on reverse repurchase agreements	—	147

Total interest income	35,645	43,390

Interest expense:
Interest on deposits	7,362	14,126
Interest on other short term borrowings	134	479
Interest on FHLB advances and overnight borrowings	—	157
Interest on short term debt	64	3
Interest on long term debt	1,194	1,284

Total interest expense	8,754	16,049

Net interest income	26,891	27,341

Provision for loan losses	7,855	4,975

Net interest income after provision for loan losses	19,036	22,366

Other operating income:
Wealth management fees	3,647	3,821
Rental income	251	435
Service charges and fees on deposit accounts	2,316	1,764
Mortgage banking income	1,137	127
Interchange income	721	641
Other	1,491	1,599

Total other operating income	9,563	8,387

Other operating expenses:
Salaries, wages and employee benefits	15,859	14,210
Occupancy	1,863	1,554
Furniture and equipment	1,031	1,058
Professional services	1,404	1,499
Data processing	1,654	1,522
Business development	1,274	1,175
FDIC Insurance	1,708	438
Non performing assets	420	58
Other	3,185	4,504

Total other operating expenses	28,398	26,018

Net income before tax	201	4,735
Federal and state income tax (benefit)	(515)	1,336

Net income after tax	$716	$3,399

Basic earnings per share	$0.31	$1.47

Diluted earnings per share	$0.31	$1.42

See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30,
	2009	2008
	(Dollars in thousands)
Operating Activities
Net Income	$716	$3,399
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	7,855	4,975
Proceeds from sale of loans	57,752	24,537
Origination of loans held for sale	(56,783)	(23,086)
Depreciation and amortization	1,146	1,151
Fair value adjustment on mortgage servicing rights	347	410
Gain on sale of loans	(1,230)	(333)
Net increase in deferred income taxes	(2,019)	(1,280)
Net increase in bank owned life insurance	(308)	(338)
Excess tax benefit from deferred stock compensation	(399)	(227)
Stock compensation	100	100
Net accretion of discounts and amortization of premiums on investments	190	166
Compensation expense related to restricted stock and options	1,128	891
(Increase) decrease in:
Accrued interest receivable	441	627
Other assets	(4,407)	(2,633)
Increase (decrease) in:
Other liabilities	3,686	(1,399)

Net cash provided by operating activities	8,215	6,960

Investing Activities
Proceeds from maturities of investment securities held to maturity	15,855	12,106
Proceeds from maturities of investment securities available for sale	51,000	21,503
Purchases of investment securities held to maturity	(31,426)	(28,392)
Purchases of investment securities available for sale	(57,986)	(17,180)
Net (increase) decrease in loans	18,844	(46,464)
Purchases of bank premises and equipment	(1,829)	(5,941)

Net cash used by investing activities	(5,542)	(64,368)

Financing Activities
Net increase (decrease) in deposits	115,219	(68,404)
Net increase in short term borrowings	3,463	656
Net change in FHLB borrowings	—	20,000
Net change in revolving line of credit	—	1,300
Income tax benefit from deferred stock compensation (ASC 718)	399	227
Proceeds from issuance of stock	1,057	591
Repurchase of stock	(1,713)	(2,910)

Net cash provided (used) by financing activities	118,425	(48,540)

Increase (decrease) in cash and cash equivalents	121,098	(105,948)

Cash and cash equivalents at beginning of year	31,420	162,323

Cash and cash equivalents at end of period	$152,518	$56,375

Interest paid	$9,100	$17,012

Income taxes paid	$78	$2,308

See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation
Consolidated Statement of Shareholders’ Equity
(Unaudited)

					Accumulated
			Additional		Other
	Common	Treasury	Paid In	Retained	Comprehensive
(Dollars in thousands)	Stock	Stock	Capital	Earnings	Income	TOTAL
Balance at December 31, 2007	$32,105	$(14,979)	$7,181	$44,171	$460	$68,938

Comprehensive income:
Net income	—	—	—	3,399	—	3,399
Other comprehensive income
Net unrealized loss on investments, net of tax of $50	—	—	—	—	(76)	(76)

Total comprehensive income	—	—	—	—	—	3,323

Income tax benefit from deferred stock compensation	—	—	227	—	—	227
Issuance of stock 26,473 shares of common stock under stock-based compensation plans	782	—	(91)			691
Repurchase of stock 56,086 shares of common stock	—	(2,910)	—	—	—	(2,910)
Stock based compensation earned	—	—	891	—	—	891

Balance at September 30, 2008	$32,887	$(17,889)	$8,208	$47,570	$384	$71,160

Balance at December 31, 2008	$33,136	$(18,481)	$8,766	$47,955	$836	$72,212

Comprehensive income:
Net income	—	—	—	716	—	716
Other comprehensive income
Net unrealized loss on investments, net of tax of $482	—	—	—	—	(751)	(751)

Total comprehensive income						(35)

Income tax benefit from deferred stock compensation	—	—	399	—	—	399
Issuance of 57,271 shares of common stock under stock-based compensation plans	1,162	—	(5)	—	—	1,157
Repurchase of 45,184 shares of common stock	—	(1,713)	—	—	—	(1,713)
Stock based compensation earned	—	—	1,128	—	—	1,128

Balance at September 30, 2009	$34,298	$(20,194)	$10,288	$48,671	$85	$73,148

See notes to consolidated financial statements.

The National Bank of Indianapolis
Corporation
Notes to Consolidated Financial Statements
September 30, 2009
Note 1: Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of The National Bank of Indianapolis Corporation (“Corporation”) and its wholly-owned subsidiary, The National Bank of Indianapolis (“Bank”). All intercompany transactions between the Corporation and its subsidiary have been properly eliminated. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s Form 10-K for the year ended December 31, 2008.
Note 2: Investment Securities
The securities available-for-sale and held-to-maturity are summarized as follows:

	Available-for-Sale Securities
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gain	Loss	Value
September 30, 2009
U.S. Treasury securities	$508	$—	$—	$508
U.S. Government agencies	61,986	161	20	$62,127

	$62,494	$161	$20	$62,635

December 31, 2008
U.S. Treasury securities	$494	$5	$—	$499
U.S. Government agencies	55,109	1,369	—	56,478

	$55,603	$1,374	$—	$56,977

	Held-to-Maturity Securities
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gain	Loss	Value
September 30, 2009
Municipals	$55,397	$2,225	$23	$57,599
Collateralized mortgage obligations	32,024	103	10	$32,117
Mortgage backed securities	11,447	154	—	$11,601
Other securities	175	—	—	$175

	$99,043	$2,482	$33	$101,492

December 31, 2008
Municipals	$56,874	$213	$800	$56,287
Collateralized mortgage obligations	8,825	12	—	8,837
Mortgage backed securities	17,693	45	66	17,672
Other securities	175	—	—	175

	$83,567	$270	$866	$82,971

The fair value of debt securities and carrying amount, if different, at September 30, 2009, by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities are shown separately.

	Held to Maturity		Available for Sale
	Carrying	Fair	Amortized	Fair
	Amount	Value	Cost	Value
	(Dollars in thousands)
Due in one year or less	$7,350	$7,448	$10,593	$10,681
Due from one to five years	10,059	10,377	51,901	51,954
Due from five to ten years	37,972	39,746	—	—
Due after ten years	191	203	—	—
CMO/Mortgage-backed	43,471	43,718	—	—

Total	$99,043	$101,492	$62,494	$62,635

Securities with unrealized losses at September 30, 2009, and December 31, 2008, aggregated by investment category and length of time that individuals securities have been in a continuous unrealized loss position are as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
September 30, 2009
U.S. Government agencies	$17,176	$20	$—	$—	$17,176	$20
U.S. Treasury securities	508	—			508	—
Collateralized mortgage obligations	5,776	10	—	—	5,776	10
Municipal bonds	—	—	1,438	23	1,438	23
Other securities	—	—	25	—	25	—

Total temporarily impaired	$23,460	$30	$1,463	$23	$24,923	$53

December 31, 2008
Collateralized mortgage obligations	$—	$—	$2,783	$—	$2,783	$—
Mortgage backed securities	14,035	66	—	—	14,035	66
Municipal bonds	7,981	21	33,281	778	41,261	800
Other securities	—	—	25	—	25	—

Total temporarily impaired	$22,016	$87	$36,089	$778	$58,104	$866

As of September 30, 2009, the Corporation held 12 investments in which the amortized cost was greater than fair value.

The unrealized loss for investments classified as available-for-sale is attributable to changes in interest rates and individually is 0.27% or less of its respective amortized cost. The unrealized loss relates to one security issued by the Federal Home Loan Bank (“FHLB”). Given this investment is backed by the U.S. Government and its agencies, there is no credit risk.
The unrealized losses for investments classified as held-to-maturity are attributable to changes in interest rates and/or economic environment and individually were 4.03% or less of their respective amortized costs. The unrealized losses relate primarily to securities issued by various municipalities. The majority of these investment securities were purchased during 2005 and first quarter of 2006 when rates were lower. The largest unrealized loss relates to one municipal that was purchased February 2006. The credit rating of the individual municipalities is assessed monthly. As of September 30, 2009, all but five of the municipal debt securities were rated BBB or better (as a result of insurance or the underlying rating on the bond). The five municipal debt securities have no underlying rating. Credit reviews of the municipalities have been conducted. As a result, we have determined that all of our non-rated debt securities would be rated a “pass” asset and thus classified as an investment grade security. All interest payments are current for all municipal securities and management expects all to be collected in accordance with contractual terms.
There were no sales of securities during the nine month period ending September 30, 2009 and 2008.
Investment securities with a carrying value of approximately $60 million and $51 million were pledged as collateral for Wealth Management accounts and securities sold under agreements to repurchase at September 30, 2009, and December 31, 2008, respectively.
Note 3: Loans
Loans, including net unamortized deferred fees and costs, consist of the following:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Residential loans secured by real estate	$252,961	$260,354
Commercial loans secured by real estate	235,381	217,445
Construction loans	79,441	83,822
Other commercial and industrial loans	284,360	307,409
Consumer loans	29,665	35,177

Total loans	881,808	904,207
Less allowance for loan losses	(16,886)	(12,847)

Total loans, net	$864,922	$891,360

The Corporation periodically sells residential mortgage loans it originates based on the overall loan demand of the Corporation and outstanding balances of the residential mortgage portfolio. As of September 30, 2009, and December 31, 2008, loans held for sale totaled $315 thousand and $969 thousand, respectively, and are included in the totals above.
There were no loans pledged as collateral for FHLB advances as of September 30, 2009, and December 31, 2008.

Activity in the allowance for loan losses was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Beginning balance	$14,077	$10,582	$12,847	$9,453
Loan charge offs	(1,171)	(687)	(3,903)	(2,937)
Recoveries	25	173	87	377
Provision for loan losses	3,955	1,800	7,855	4,975

Ending balance	$16,886	$11,868	$16,886	$11,868

Note 4: Mortgage Banking Activities
The unpaid principal balances of mortgage loans serviced for others were $149.2 million and $125.4 million at September 30, 2009, and December 31, 2008, respectively.
Custodial escrow balances maintained in connection with serviced loans were $1.7 million and $1.2 million at September 30, 2009, and December 31, 2008, respectively.
The following table includes activity for mortgage servicing rights:

	Nine months ended	Twelve months ended
	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Balance at January 1	$1,070	$1,348
Plus additions	$608	$437
Fair value adjustments	$(347)	$(715)

Net ending balance	$1,331	$1,070

Mortgage servicing rights are carried at fair value at September 30, 2009, and December 31, 2008. Fair value at September 30, 2009, was determined using discount rates ranging from 11.0% to 17.0%, prepayment speeds ranging from 11.9% to 26.8%, depending on the stratification of the specific right, and a weighted average default rate of 0.38%. Fair value at December 31, 2008, was determined using discount rates ranging from 11.0% to 17.0%, prepayment speeds ranging from 11.0% to 29.7%, depending on the stratification of the specific right, and a weighted average default rate of 0.54%.
Note 5: Subordinated Term Loan Agreement/Revolving Line of Credit
On June 29, 2007, the Bank entered into a Subordinated Debenture Purchase Agreement with U.S. Bank in the amount of $5.0 million, which will mature on June 28, 2017. Under the terms of the Subordinated Debenture Purchase Agreement, the Bank pays 3-month LIBOR plus 1.20% which equated to 1.51% at September 30, 2009. Interest payments are due quarterly.
On June 29, 2007, the Corporation entered into a $5.0 million loan agreement with U.S. Bank, which matured on June 27, 2009, and was renewed and matured on August 31, 2009. The loan agreement was used to provide additional liquidity support to the Corporation, if needed. On September 5, 2008, and December 11, 2008, the Corporation drew $1.3 million and $2.9 million, respectively, on the revolving loan agreement with U.S. Bank.

On August 31, 2009, U.S. Bank renewed the revolving loan agreement which will mature on August 31, 2010. As part of the renewal of the revolving loan agreement, U.S. Bank reduced the revolving loan amount from $5.0 million to $2.0 million. Of the $4.2 million outstanding, $3.0 million was moved to a separate one-year term facility with principal payments of $62.5 thousand and interest payments due quarterly. Under the terms of the one-year term facility, the Corporation paid prime plus 1.25% which equates to 4.50% at September 30, 2009.
Under the terms of the revolving loan agreement, the Corporation paid prime minus 1.25% which equates to 2.00% through August 31, 2009 and interest payments were due quarterly. Beginning September 1, 2009, the Corporation paid prime plus 1.25% which equates to 4.50% at September 30, 2009. In addition, beginning October 1, 2009, U.S. Bank will assess a 0.25% fee on the unused portion of the revolving line of credit.
The revolving loan agreement contains various financial and non-financial covenants. One of these covenants requires the Bank to maintain a return on assets of at least 0.30%. The Bank was in violation of this covenant as of September 30, 2009, as its return on assets was 0.27%. At this time, U.S. Bank has not indicated an intention to exercise any of its remedies available under the credit facility as a result of the Corporation’s covenant violation. The remedies available to U.S. Bank are: make the note immediately due and payable; termination of the obligation to extend further credit; and/or invoke default interest rate of 3.0% over current interest rate. Management does not believe the impact of any of these remedies would have a material impact on the Corporation’s results of operation or financial position.
Note 6: Trust Preferred Securities
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
In accordance with accounting standards, the Corporation does not consolidate the Trust in its financial statements. The junior subordinated debt obligation issued to the Trust of $13.9 million is reflected in the Corporation’s consolidated balance sheets at September 30, 2009, and December 31, 2008. The junior subordinated debentures owed to the Trust and held by the Corporation qualify as Tier 1 capital for the Corporation under Federal Reserve Board guidelines.
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
During the third quarter of 2009 no directors or officers of the Corporation exercised options to purchase common shares.
Due to the exercise of these options and the vesting of restricted stock for the nine months ended September 30, 2009, the Corporation will receive a deduction for tax purposes for the difference between the fair value of the stock at the date of grant and the date of exercise. In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718, guidance on Stock Compensation, the Corporation has recorded the income tax benefit of $399 thousand as additional paid in capital for the nine months ended September 30, 2009.
Note 8: Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands, except per share amounts)

Basic average shares outstanding (in thousands)	2,306	2,306	2,300	2,316

Net income	$(208)	$1,643	$716	$3,399

Basic net income per common share	$(0.09)	$0.71	$0.31	$1.47

Diluted
Average shares outstanding	2,306	2,306	2,300	2,316
Nonvested restricted stock	26	17	12	14
Net effect of the assumed exercise of stock options	25	64	30	67

Diluted average shares	2,357	2,387	2,342	2,397

Net income	$(208)	$1,643	$716	$3,399

Diluted net income per common share	$(0.09)	$0.69	$0.31	$1.42

For the three and nine month period ending September 30, 2009, options to purchase 192 thousand and 190 thousand shares respectively, and 4 thousand and 47 thousand restricted shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.
For the three and nine month period ending September 30, 2008, there were no antidilutive options or restricted stock.

Note 9: Comprehensive Income
The following is a summary of activity in accumulated other comprehensive income:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Accumulated other comprehensive income beginning of period, net of tax	$285	$515	$836	$460
Net unrealized gain (loss) for period	(327)	(218)	(1,233)	(126)
Tax effect	127	87	482	50

Accumulated other comprehensive income at end of period, net of tax	$85	$384	$85	$384

Note 10: Commitments and Contingencies
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
The contractual amount of financial instruments with off-balance sheet risk was as follows:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Unused commercial credit lines	$213,783	$231,795
Unused revolving home equity and credit card lines	99,971	98,925
Standby letters of credit	23,397	24,224
Demand deposit account lines of credit	2,492	2,917

	$339,643	$357,861

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
Note 11: Fair Value
FASB ASC 820, Fair Value, establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
FASB ASC 820 describes three levels of inputs that may be used to measure fair value:
Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
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
Mortgage servicing rights are carried at fair value as permitted by FASB ASC 860, Transfers and Servicing. The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. The Corporation is able to compare the valuation model inputs and results to widely available published industry data for reasonableness.
The fair value of impaired loans with specific allocations of the allowance for loan losses and other real estate is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities	$62,635	$—	$62,635	$—
Mortgage servicing rights	1,331	—	1,331	—

	December 31, 2008
Assets:
Available for sale securities	$56,977	$—	$56,977	$—
Mortgage servicing rights	1,070	—	1,070	—
A detailed break down of the fair value for the available-for-sale investment securities is provided in Note 2 Investment Securities.
Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$7,861	$—	$—	$7,861
Other real estate	6,521	—	—	6,521

	December 31, 2008
Assets:
Impaired loans	$4,522	$—	$—	$4,522
Other real estate	3,414	—	—	3,414
Impaired loans had a carrying amount of $14.0 million, with a valuation allowance of $6.1 million, resulting in an additional provision for loan losses of $7.6 million for the nine month period ending September 30, 2009.
Impaired loans had a carrying amount of $6.2 million, with a valuation allowance of $1.7 million, resulting in an additional provision for loan losses of $4.6 million for the twelve month period ending December 31, 2008.
Other real estate is carried at lower of cost or fair value and was written down to a fair value of $6.5 million resulting in a charge of $157 thousand to earnings for the nine month period ending September 30, 2009.
Other real estate is carried at lower of cost or fair value and was written down to a fair value of $3.4 million resulting in a charge of $76 thousand to earnings for the twelve month period ending December 31, 2008.

The estimated fair value of the Corporation’s financial instruments is as follows:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Assets
Cash and due from banks	$149,661	$149,661	$29,819	$29,819
Federal funds sold	1,857	1,857	601	601
Reverse repurchase agreements	1,000	1,000	1,000	1,000
Investment securities available-for-sale	62,635	62,635	56,977	56,977
Investment securities held-to-maturity	99,043	101,492	83,567	82,971
Net loans	864,922	864,488	891,360	904,043
Federal Reserve and FHLB stock	3,150	N/A	3,150	N/A
Accrued interest receivable	4,414	4,414	4,855	4,855

Liabilities
Deposits	1,081,185	1,083,551	965,966	967,071
Security repurchase agreements	54,609	54,609	51,146	51,146
Revolving line of credit	4,200	4,200	4,200	4,200
Subordinated debt	5,000	5,000	5,000	4,997
Junior subordinated debentures	13,918	10,067	13,918	9,962
Accrued interest payable	1,876	1,876	2,222	2,222
The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments not recorded at fair value:
Carrying amount is the estimated fair value for cash and short-term investments, interest bearing deposits, accrued interest receivable and payable, demand deposits, borrowings under repurchase agreements, variable rate loans or deposits that reprice frequently and fully. Fair values for available-for-sale and held-to-maturity investment securities are determined as previously described. For fixed rate loans or deposits or for variable rate loans or deposits with infrequent pricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. It was not practicable to determine the fair value of Federal Reserve or FHLB stock due to restrictions placed on its transferability. The fair value of the revolving line of credit, subordinated debt and junior subordinated debentures are based upon discounted cash flows using rates for similar securities with the same maturities. The fair value of off-balance-sheet items is not considered material.
Note 12: Adoption of New Accounting Standards
FASB ASC 805 - In December 2007, the FASB issued an update to FASB ASC 805, Business Combinations, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. This update is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption was prohibited. The adoption of this standard did not have a material effect on the Corporation’s results of operations or financial position and will apply to any business combinations prospectively.
FASB ASC 810 - In December 2007, the FASB issued an update to FASB ASC 810, Consolidation, related to the guidance on accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. This update is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption was prohibited. The adoption of this standard did not have a material impact on the Corporation’s results of operations or financial position.

FASB ASC 815 - In March 2008, the FASB issued an update to FASB ASC 815, Derivatives and Hedging, related to the guidance on qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. This update is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Upon adoption, the Corporation included the required disclosures, as applicable.
FASB ASC 820 - In April 2009, the FASB issued an update to FASB ASC 820, Fair Value Measurements and Disclosures, related to guidance on providing additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This update also includes guidance on identifying circumstances that indicate a transaction is not orderly. This issue is effective for reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this standard did not have a material effect on the Corporation’s results of operations or financial position.
FASB ASC 825 - In April 2009, the FASB ASC 825, Financial Instruments, was updated to require disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The update to FASB ASC 825 is effective for the Corporation’s interim period ending on June 30, 2009. The updates to FASB ASC 825 amend only the disclosure requirements about fair value of financial instruments in interim periods. The Corporation included the required disclosures, as applicable.
FASB ASC 320 - In April 2009, the FASB ASC 320, Investments — Debt and Equity, amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This update does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The updates to FASB ASC 320 were effective for the Corporation’s interim period ending on June 30, 2009. The adoption of this standard did not have a material effect on the Corporation’s results of operations or financial position.
FASB ASC 855 - In May 2009, the FASB issued FASB ASC 855, Subsequent Events. FASB ASC 855 establishes the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and the circumstances under which an entity shall recognize events or transactions that occur after the balance sheet date. FASB ASC 855 also requires disclosure of the date through which subsequent events have been evaluated. The new standard becomes effective for interim and annual periods ending after June 15, 2009. The Corporation adopted this standard for the interim reporting period ending June 30, 2009. The adoption of this statement did not have a material impact on the Corporation’s consolidated financial position or results of operations. These financial statements consider events that occurred through November 6, 2009, the date the financial statements were issued.

FASB ASC 105 - In June 2009, the FASB issued an update to FASB ASC 105, Generally Accepted Accounting Principles. The update is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The FASB Accounting Standards Codification became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards and all the contents in the Codification carries the same level of authority. Following this Statement, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. The adoption of this standard did not have a material effect on the Corporation’s results of operations or financial position.
FASB ASC 860 - In June 2009, the FASB issued new guidance impacting FASB ASC 860, Transfers and Servicing. The new guidance amends ASC 860 and removes the concept of a qualifying special-purpose entity and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The new standard will become effective for the Corporation on January 1, 2010. The Corporation is currently evaluating the impact of adopting the new standard on the consolidated financial statements.
FASB ASC 810-10 - In June 2009, the FASB issued new guidance impacting FASB ASC 810-10, Consolidation (Statement No. 167 — Amendments to FASB Interpretation No. 46(R)). The new guidance amends tests for variable interest entities to determine whether a variable interest entity must be consolidated. FASB ASC 810-10 requires an entity to perform an analysis to determine whether an entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. This standard requires ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity and enhanced disclosures that provide more transparent information about an entity’s involvement with a variable interest entity. The new guidance will become effective for the Corporation on January 1, 2010 and the Corporation is currently evaluating the impact of adopting the standard on the consolidated financial statements.
FASB ASC 820-05 - In August 2009, the FASB issued new guidance impacting FASB ASC 820, Fair Value Measurements and Disclosures. The update is effective for the first reporting period including interim periods after the issuance. The update reduces potential ambiguity in financial reporting when measuring the fair value of liabilities by providing clarification for circumstances in which a quoted price in an active market for the identical liability is not available. A reporting entity is required to measure fair value using one or more of the following techniques: A valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as an asset. Another valuation technique consistent with the principals of FASB ASC 820 would be an income approach such as present value technique or a market approach based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The adoption of this standard did not have a material effect on the Corporation’s results of operations or financial position.

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
The Corporation recorded a net loss of $208 thousand or ($0.09) per diluted share for the three month period ending September 30, 2009, compared to net income of $1.6 million or $0.69 per diluted share for the three month period ending September 30, 2008.
The Corporation recorded net income of $716 thousand or $0.31 per diluted share for the nine month period ending September 30, 2009, as compared to $3.4 million or $1.42 per diluted share for the nine month period ending September 30, 2008. Net income decreased for the three and nine month periods ending September 30, 2009, as compared to the three and nine month periods ending September 30, 2008, primarily due to an increase in the provision for loan losses, expense related to non-performing assets, salaries and benefits, occupancy, and an increase in the FDIC insurance assessments.
The risks and challenges that management believes will be important for the remainder of 2009 are price competition for loans and deposits by competitors, marketplace credit effects, continued spread compression, a continued slowdown in the local economy that could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans, and the lingering effects from the financial crisis in the U.S. and foreign markets.
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
Mortgage Servicing Assets
Mortgage servicing rights are recognized as separate assets when rights are acquired through the sale of mortgage loans. Capitalized mortgage servicing rights are reported in other assets. On January 1, 2007, as permitted by FASB ASC 860, the Corporation elected to record mortgage servicing rights at fair value with subsequent changes in fair value reflected in earnings. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. The Corporation obtains fair value estimates from an independent third party and compares significant valuation model inputs to published industry data in order to validate the model assumptions and results.

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
The Corporation obtains fair values from a third party on a monthly basis in order to adjust the securities to fair value. Equity securities that do not have readily determinable fair values are carried at cost. Additionally, all securities are required to be written down to fair value when a decline in fair value is other than temporary; therefore, future changes in the fair value of securities could have a significant impact on the Corporation’s operating results. In determining whether a market value decline is other-than-temporary, management considers the reason for the decline, the extent of the decline and the duration of the decline, as well as, whether the Corporation has the intent to sell the security or more likely than not will be required to sell the security before an anticipated recover in fair value.
Allowance for Loan Losses
The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance for loan losses.
The allowance for loan losses is an estimate based on management’s judgment by applying the guidance of FASB ASC 450 and FASB ASC 310.
Within the allowance, there are specific and general loss components. The specific loss component is assessed for non-homogeneous loans that management believes to be impaired in accordance with FASB ASC 310. Loans are considered to be impaired when it is determined that the obligor will not pay all contractual principal and interest due. For loans determined to be impaired, the loan’s carrying value is compared to its fair value using one of the following fair value measurement techniques: present value of expected future cash flows, observable market price, or fair value of the associated collateral less costs to sell. An allowance is established when the fair value is lower than the carrying value of that loan. In addition to establishing allowance levels for specifically identified impaired loans, management determines an allowance for all other loans in the portfolio for which historical experience indicates that certain losses exist in accordance to FASB ASC 450. These loans are segregated by major product type and/or risk grade with an estimated loss ratio applied against each product type and/or risk grade. The loss ratio is generally based upon historic loss experience for each loan type as adjusted for certain environmental factors management believes to be relevant.

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
Results of Operations
Net Interest Income
The Corporation’s results of operations depend primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. The Corporation had net interest income fully taxable equivalent (“FTE”) of $27.7 million for the nine month period ending September 30, 2009, compared to net interest income FTE of $28.1 million for the nine month period ending September 30, 2008. The decrease in net interest income FTE is due to an increase in earning assets of $41,708 at a lower average yield period over period offset by an increase of interest-bearing liabilities of $42,399 at a lower average rate period over period. The net interest spread FTE increased 0.02% from 3.12% for the nine month period ending September 30, 2008, compared to 3.14% for the nine month period ending September 30, 2009. The net interest spread FTE increased due to a larger decline in the cost of interest bearing liabilities than the decline in the yield on earning assets period over period. The decrease in the contribution of non-interest bearing funds from 0.41% to 0.21% for the nine month period ending September 30, 2008 and 2009, respectively, caused an overall decrease to the net interest margin FTE from 3.53% to 3.35% for the nine month period ending September 30, 2008 and 2009, respectively.

The following table details average balances, interest income/expense average rates/yields for the Corporation’s earning assets and interest bearing liabilities at the dates indicated:

	Nine months ended September 30,
	2009			2008
	(Dollars in thousands)
		Interest	Average		Interest	Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Assets:
Interest bearing due from banks	$72,611	$137	0.25%	$21,874	$489	2.98%
Reverse Repurchase Agreements	1,000	0	0.01%	5,270	147	3.72%
Federal Funds	3,050	3	0.13%	33,078	644	2.60%
Non Taxable Investment Securities — FTE	56,352	2,367	5.60%	54,484	2,264	5.54%
Taxable Investments Securities	81,008	2,406	3.96%	101,958	3,099	4.05%
Loans (gross)	888,237	31,542	4.73%	843,886	37,489	5.92%

Total earning assets — FTE	$1,102,258	$36,455	4.41%	$1,060,550	$44,132	5.55%
Non-earning assets	83,444			62,274

Total assets	$1,185,702			$1,122,824

Liabilities:
Interest bearing DDA	$152,103	$468	0.41%	$115,523	$947	1.09%
Savings	468,835	2,712	0.77%	503,523	7,718	2.04%
CD’s under $100,000	63,759	1,308	2.74%	67,020	2,024	4.03%
CD’s over $100,000	129,878	2,455	2.52%	95,698	2,871	4.00%
Individual Retirement Accounts	19,418	419	2.88%	18,757	566	4.02%
Other short term borrowings	65,307	134	0.27%	56,643	479	1.13%
FHLB Advances	—	—	—	3,814	157	5.49%
Revolving Line of Credit	4,200	64	2.03%	123	3	3.25%
Subordinated Debt	5,000	88	2.35%	5,000	178	4.75%
Long Term Debt	13,918	1,106	10.60%	13,918	1,106	10.60%

Total Interest Bearing Liabilities	$922,418	$8,754	1.27%	$880,019	$16,049	2.43%
Non-Interest Bearing Liabilities	182,092			164,536
Other Liabilities	8,002			7,871

Total Liabilities	$1,112,512			$1,052,426
Equity	73,190			70,398

Total Liabilities & Equity	$1,185,702			$1,122,824

Recap:
Interest Income — FTE		$36,455	4.41%		$44,132	5.55%
Interest Expense		8,754	1.27%		16,049	2.43%

Net Interest Income/Spread — FTE		$27,701	3.14%		$28,083	3.12%

Contribution of Non-Interest Bearing Funds			0.21%			0.41%

Net Interest Margin — FTE			3.35%			3.53%

Notes to the average balance and interest rate tables:
•	Average balances are computed using daily actual balances.
•	The average loan balance includes non-accrual loans and the interest recognized prior to becoming non-accrual is reflected in the interest income for loans.
•	Interest income on loans includes loan fees net of loan costs, of $(482) thousand and $(533) thousand, for the nine month period ending September 30, 2009 and 2008, respectively.
•
Net interest income on a fully taxable equivalent basis, the most significant component of the Corporation’s earnings is total interest income on a fully taxable equivalent basis less total interest expense. The level of net interest income on a fully taxable equivalent basis is determined by the mix and volume of interest earning assets, interest bearing deposits and borrowed funds, and changes in interest rates.

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

•
Interest income on a fully taxable equivalent basis includes the additional amount of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income. Interest income on municipal securities has been calculated on a fully taxable equivalent basis using a federal and state income tax blended rate of 40%. The appropriate tax equivalent adjustments to interest income were $810 thousand and $742 thousand, respectively, for the nine month period ending September 30, 2009 and 2008.

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

The provision for loan losses was $4.0 million and $1.8 million, for the three month period ending September 30, 2009 and 2008, respectively. The provision for loan losses was $7.9 million for the nine month period ending September 30, 2009, compared to a provision for loan losses of $5.0 million for the nine month period ending September 30, 2008. The increase in the provision for loan losses for the nine month period ending September 30, 2009, compared to the nine month period ending September 30, 2008, is due to a higher level of special mention and classified loans as compared to the same period in 2008 due to the overall decline in the economy and the decline in real estate values. In addition, net charge offs increased during the nine month period ending September 30, 2009, compared to the nine month period ending September 30, 2008. These charge offs relate to specific commercial and construction loans. Management does not believe that these charge offs are indicative of systematic problems within the loan portfolio.
Based on management’s risk assessment and evaluation of the probable losses of the loan portfolio, management believes that the current allowance for loan losses is adequate to provide for probable losses in the loan portfolio.
The following table sets forth activity in the allowance for loan losses:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Beginning of Period	$14,077	$10,582	$12,847	$9,453
Provision for loan losses	3,955	1,800	7,855	4,975
Chargeoffs
Commercial	683	329	2,499	1,249
Commercial Real Estate	—	64	—	620
Residential Mortgage	476	193	665	878
Consumer	5	59	15	64
Credit Cards	7	42	70	77
Construction	—	—	654	49

	1,171	687	3,903	2,937

Recoveries
Commercial	22	11	40	185
Residential Mortgage	3	146	15	171
Credit Cards	—	16	32	21

	25	173	87	377

End of Period	$16,886	$11,868	$16,886	$11,868

Allowance as a % of Loans	2.06%	1.36%	2.06%	1.36%
Loans are considered to be impaired when it is determined that the obligor will not pay all contractual principal and interest when due.

The table below provides information on impaired loans:

	September 30,	December 31,	September 30,
	2009	2008	2008
	(Dollars in thousands)
Balance of impaired loans	$18,500	$8,777	$9,263
Related allowance on impaired loans	6,093	1,689	2,258
Impaired loans with related allowance	13,954	6,210	4,597
Impaired loans without an allowance	4,546	2,567	4,666
Average balance of impaired loans	11,054	7,708	7,404
Accrued interest recorded during impairment	1	1	3
Cash basis interest income recognized	—	—	—
A loan is considered delinquent when a payment has not been made more than 30 days past its contractual due date. Loans past due over 30 days totaled $12 million or 1.36% of total loans at September 30, 2009, compared to $8.9 million or 1.01% of total loans at September 30, 2008.
Loans greater than 90 days past due and still accruing interest at September 30, 2009 and 2008, totaled approximately $15 thousand and $37 thousand, respectively. The total amount of nonaccrual loans was $13.3 million at September 30, 2009, compared to $9.2 million at September 30, 2008.
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
Other Operating Income
The following table details the components of other operating income:

	Three months ended
	September 30,		$	%
	2009	2008	Change	Change
	(Dollars in thousands)
Wealth management fees	$1,226	$1,207	$19	1.6%
Rental income	66	143	(77)	-53.8%
Service charges and fees on deposit accounts	792	622	170	27.3%
Mortgage banking income	188	220	(32)	-14.5%
Interchange income	268	236	32	13.6%
Other	451	498	(47)	-9.4%

Total operating income	$2,991	$2,926	$65	2.2%

	Nine months ended
	September 30,		$	%
	2009	2008	Change	Change
	(Dollars in thousands)
Wealth management fees	$3,647	$3,821	$(174)	-4.6%
Rental income	251	435	(184)	-42.3%
Service charges and fees on deposit accounts	2,316	1,764	552	31.3%
Mortgage banking income	1,137	127	1,010	795.3%
Interchange income	721	641	80	12.5%
Other	1,491	1,599	(108)	-6.8%

Total operating income	$9,563	$8,387	$1,176	14.0%

Total other operating income for the three and nine month periods ending September 30, 2009, increased as compared to the three and nine month period ending September 30, 2008.
Wealth management fees increased for the three month period ending September 30, 2009, as compared to the three month period ending September 30, 2008. The increase in wealth management fees is attributable to an increase in estate administration fees as well as an increase in the stock market.
Wealth management fees decreased for the nine month period ending September 30, 2009, as compared to the nine month period ending September 30, 2008. The decrease is attributable to the overall decline in the stock and treasury markets. Partially offsetting the decrease for the nine month period ending September 30, 2009, as compared to the nine month period ending September 30, 2008, is an increase in estate administration fees and increased fees collected for tax return preparation.
Rental income decreased for the three and nine month periods ending September 30, 2009, as compared to the three and nine month periods ending September 30, 2008. This was due to the bank occupying more space at the 4930 North Pennsylvania Street and 107 North Pennsylvania Street locations thus reducing the space available for tenants.
Service charges and fees on deposit accounts increased for the three and nine month periods ending September 30, 2009, as compared to the three and nine month periods ending September 30, 2008. The increase is primarily attributable to an increase in service charges collected for DDA business and non-profit accounts due to a lower earnings credit rate for the three and nine month periods ending September 30, 2009, as compared to the three and nine month periods ending September 30, 2008. The increase is partially offset by a decrease in overdraft and NSF fees for the three and nine month periods ending September 30, 2009, as compared to the three and nine month periods ending September 30, 2008.
Mortgage banking income decreased for the three month period ending September 30, 2009, as compared to the three month period ending September 30, 2008. The decrease for the three month period ending September 30, 2009, as compared to the three month period ending September 30, 2008, is due to a write down of the fair value of mortgage servicing rights (“MSRs”) of $206 thousand for the three month period ending September 30, 2009, as compared to a write down of $3 thousand for the three month period ending September 30, 2008. Offsetting this decrease was an increase in the net gain on the sale of mortgage loans. A net gain of $303 thousand was recorded for the three month period ending September 30, 2009, as compared to a net gain of $154 thousand for the three month period ending September 30, 2008.

Mortgage banking income increased for the nine month period ending September 30, 2009, as compared to the nine month period ending September 30, 2008. The increase was primarily attributable to an increase in the gain on mortgage loan sales. The gain on mortgage loan sales was $1.2 million and $333 thousand for the nine month period ending September 30, 2009 and 2008, respectively. Additionally, the write down of the fair value of MSRs decreased for the nine month period ending September 30, 2009, as compared to the nine month period ending September 30, 2008. The Corporation recorded a write down of MSRs of $347 thousand for the nine month period ending September 30, 2009, as compared to a write down of $410 thousand for the nine month period ending September 30, 2008.
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
Interchange income increased for the three and nine month periods ending September 30, 2009, as compared to the three and nine month periods ending September 30, 2008. The increase is attributable to higher transaction volumes for debit cards and credit cards during the three and nine months period ending September 30, 2009, as compared to the three and nine month periods ending September 30, 2008.
Other income decreased for the three month period ending September 30, 2009, as compared to the three month period ending September 30, 2008. The decrease is primarily due to a decrease in prepayment penalties collected, bank owned life insurance income, documentation fees, and Dreyfus money market funds sweep fees. The decrease is partially offset by an increase in application fees.
Other income decreased for the nine month period ending September 30, 2009, as compared to the nine month period ending September 30, 2008. The decrease is primarily due to a decrease in prepayment penalties collected, bank owned life insurance income, and documentation fees. The decrease is partially offset by an increase in Dreyfus money market funds sweep fees, application fees, and income collected for a swap fee.

Other Operating Expenses
The following table details the components of other operating expense:

	Three months ended
	September 30,		$	%
	2009	2008	Change	Change
	(Dollars in thousands)
Salaries, wages and employee benefits	$5,102	$4,340	$762	17.6%
Occupancy	631	512	119	23.2%
Furniture and equipment	331	352	(21)	-6.0%
Professional services	472	525	(53)	-10.1%
Data processing	521	492	29	5.9%
Business development	448	430	18	4.2%
FDIC Insurance	411	155	256	165.2%
Non performing assets	135	14	121	864.3%
Other	1,077	1,097	(20)	-1.8%

Total other operating expenses	$9,128	$7,917	$1,211	15.3%

	Nine months ended
	September 30,		$	%
	2009	2008	Change	Change
	(Dollars in thousands)
Salaries, wages and employee benefits	$15,859	$14,210	$1,649	11.6%
Occupancy	1,863	1,554	309	19.9%
Furniture and equipment	1,031	1,058	(27)	-2.6%
Professional services	1,404	1,499	(95)	-6.3%
Data processing	1,654	1,522	132	8.7%
Business development	1,274	1,175	99	8.4%
FDIC Insurance	1,708	438	1,270	290.0%
Non performing assets	420	58	362	624.1%
Other	3,185	4,504	(1,319)	-29.3%

Total other operating expenses	$28,398	$26,018	$2,380	9.1%

Total other operating expenses for the three and nine month periods ending September 30, 2009, increased as compared to the three and nine month periods ending September 30, 2008.
Salaries, wages, and employee benefits increased for the three and nine month periods ending September 30, 2009, as compared to the three and nine month periods ending September 30, 2008. The increase is the result of increased salary expense, group medical and dental benefits, and deferred compensation. Salary expense and employer FICA expense increased due to an increase in full-time equivalent employees of 14 from 239 at September 30, 2008, compared to 253 at September 30, 2009. In addition, many employees receive their annual merit raises in the first quarter of each year. Group medical and dental benefits increased due to the increase in employees as well as due to higher costs in 2009. Deferred compensation increased due to the issuance of restricted stock during the second quarter of 2009.
Occupancy expense increased for the three month period ending September 30, 2009, as compared to the three month period ending September 30, 2008. The increase is due to an increase in building rental expense for the lockbox processing center/disaster site, building and improvements depreciation expense due to the opening of the banking center located at the Villages of West Clay in November 2008, real estate tax expense, lawn maintenance, and utilities.

Occupancy expense increased for the nine month period ending September 30, 2009, as compared to the nine month period ending September 30, 2008. The increase is due to an increase in building rental expense for the lockbox processing center/disaster site, building and improvements depreciation expense due to the opening of the banking center located at the Villages of West Clay in November 2008, real estate tax expense, lawn maintenance, and utilities. The increase is partially offset by a decrease in building repairs and maintenance.
Furniture and equipment expense decreased for the three month period ending September 30, 2009, as compared to the three month period ending September 30, 2008. This decrease is due to a decrease in depreciation for furniture, fixture, and equipment due to older assets being fully depreciated and furniture, fixture, and equipment purchased for less than $500 being expensed. This decrease is partially offset by an increase in depreciation expense associated with computer equipment for the new banking center at Villages of West Clay.
Furniture and equipment expense decreased for the nine month period ending September 30, 2009, as compared to the nine month period ending September 30, 2008. This decrease is due to a decrease in depreciation for furniture, fixture, and equipment due to older assets being fully depreciated. This decrease is partially offset by an increase in depreciation expense associated with computer equipment for the new banking center at Villages of West Clay and an increase in maintenance contracts for copiers and printers.
Professional services expense decreased for the three month period ending September 30, 2009, as compared to the three month period ending September 30, 2008. The decrease is due to a decrease in courier service, consulting fees, and attorney fees. The decrease is partially offset by an increase in design services.
Professional services expense decreased for the nine month period ending September 30, 2009, as compared to the nine month period ending September 30, 2008. The decrease is due to a decrease in courier service, consulting fees, attorney fees, and accounting fees. The decrease is partially offset by an increase in advertising agency fees and design services.
Data processing expenses increased for the three month period ending September 30, 2009, as compared to the three month period ending September 30, 2008. The increase is due to an increase in bill payment services, ATM/debit cards, credit cards, and increased service bureau fees related to increased activity by the Bank. The increase is partially offset by a decrease in fiduciary income tax preparation for Wealth Management accounts.
Data processing expenses increased for the nine month period ending September 30, 2009, as compared to the nine month period ending September 30, 2008. The increase is due to an increase in bill payment services, ATM/debit cards, credit cards, remote deposit capture fees, and increased service bureau fees related to increased activity by the Bank. The increase is partially offset by a decrease in fiduciary income tax preparation for Wealth Management accounts and mutual fund expense due to an overall decline in market values.
Business development expenses increased for the three and nine month periods ending September 30, 2009, as compared to the three and nine month periods ending September 30, 2008. The increase is due to an increase in public relations, customer entertainment, advertising, and sales and product literature. The increase is partially offset by a decrease in customer relations and grand opening expense.

FDIC insurance expense increased for the three month period ending September 30, 2009, as compared to the three month period ending September 30, 2008. The increase is due to an overall increase in the assessment by the FDIC effective January 1, 2009.
FDIC insurance expense increased for the nine month period ending September 30, 2009, as compared to the nine month period ending September 30, 2008. The increase is due to an overall increase in the assessment by the FDIC effective January 1, 2009, as well as a special assessment of $557 thousand expensed as of June 30, 2009, and paid on September 30, 2009.
Effective April 1, 2009, insurance assessments range from 0.07% to 0.78%, depending on an institution’s risk classification, as well as its unsecured debt, secured liability and brokered deposits. All expense recorded is an estimate of the actual assessment rate.
Nonperforming assets expenses increased for the three and nine month periods ending September 30, 2009, as compared to the three and nine month periods ending September 30, 2008. This increase is due to an increase in expense related to other real estate owned by the Corporation, such as real estate taxes, lawn maintenance, and appraisal fees as well as the write down of the carrying value of real estate owned.
Other expenses decreased for the three month period ending September 30, 2009, as compared to the three period ending September 30, 2008. This is due to a decrease in expense related to office supplies, stationery and printing, and personal property taxes. This decrease is partially offset by an increase in telephone service and employment agency fees.
Other expenses decreased for the nine month period ending September 30, 2009, as compared to the nine month period ending September 30, 2008. During the nine month period ending September 30, 2008, the Corporation had a charge of $1.4 million related to certain deposit accounts and a charge of $94 thousand related to certain Wealth Management accounts. Also contributing to the decrease is lower expense related to office supplies, stationery and printing, and personal property taxes. The overall decrease is partially offset by an increase in telephone service, employment agency fees, and a loss of $40 thousand as a result of the Heartland Payment Systems credit card software compromise and a charge of $50 thousand related to certain deposit accounts.

Federal and State Income Tax
The statutory rate reconciliation is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Net income (loss) before federal and state income tax	$(670)	$2,441	$201	$4,735

Tax expense (benefit) at federal statutory rate	(227)	830	69	1,610

Increase (decrease) in taxes resulting from:
State income tax	(61)	105	(55)	181
Tax exempt interest	(185)	(177)	(531)	(505)
Other	11	40	2	50

Total income tax (benefit)	$(462)	$798	$(515)	$1,336

Financial Condition
Total assets increased $122.9 million from $1.1 billion at December 31, 2008, to $1.2 billion at September 30, 2009. The increase is the result of an increase of $119.8 million in cash and due from banks from $29.8 million at December 31, 2008, to $149.7 million at September 30, 2009. Contributing to the increase in cash and due from banks is an increase of $115.2 million in deposits from $966.0 million at December 31, 2008, to $1,081.2 million at September 30, 2009. The increase in deposits is due to new deposit relationships, funds coming from Dreyfus sweep accounts, and funds flowing back into the Bank that left last year during the overall financial crisis in the U.S.
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
The Corporation has many sources of funds available, they include: due from federal reserve bank, overnight federal funds sold, investments available for sale, maturity of investments held for sale, deposits, Federal Home Loan Bank (“FHLB”) advances, and issuance of debt. Deposits were the most significant funding source and purchases of investment securities were the most significant use of funds during the nine month period ending September 30, 2009. During the nine month period ending September 30, 2008, proceeds from maturities of investment securities were the most significant funding source and deposits were the most significant use of funds.
Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as available for sale, and maturing loans. Due from the Federal Reserve represented the Corporation’s primary source of immediate liquidity and averaged $72 million for the nine month period ending September 30, 2009. The Corporation believes the balance was maintained at a level adequate to meet immediate needs. During the nine month period ending September 30, 2008, federal funds sold was the Corporation’s primary source of immediate liquidity and averaged $33 million for the nine month period ending September 30, 2008. Reverse repurchase agreements may serve as a source of liquidity, but are primarily used as collateral for customer balances in overnight repurchase agreements. Maturities in the Corporation’s loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

The Corporation’s management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation’s liquidity position.
The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At September 30, 2009, the Corporation’s rate sensitive liabilities exceeded rate sensitive assets due within one year by $93.0 million.
As part of managing liquidity, the Corporation monitors its loan to deposit ratio on a daily basis. At September 30, 2009, the ratio was 81.6%.
The Corporation experienced an increase in cash and cash equivalents, another primary source of liquidity, of $121.1 million during the nine month period ending September 30, 2009. The increase is primarily due to a net increase in deposits. Deposit growth provided net cash of $115.2 million, proceeds from the maturity of investment securities provided cash of $66.9 million and lending activities provided cash of $18.8 million. Purchases of investment securities used cash of $89.4 million.
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
In September 2000, the Corporation established the Trust, a Connecticut statutory business trust, which subsequently issued $13.5 million of company obligated mandatorily redeemable capital securities and $418 thousand of common securities. The proceeds from the issuance of both the capital and common securities were used by the Trust to purchase from the Corporation’s $13.9 million fixed rate junior subordinated debentures. The capital securities and debentures mature September 7, 2030, or upon earlier redemption as provided by the Indenture. The Corporation has the right to redeem the capital securities, in whole or in part, but in all cases, in a principal amount with integral multiples a thousand dollars on any March 7 or September 7 on or after September 7, 2010, at a premium, declining ratably to par on September 7, 2020. The capital securities and the debentures have a fixed interest rate of 10.60% and are guaranteed by the Bank. The subordinated debentures are the sole assets of the Trust. The net proceeds received by the Corporation from the sale of capital securities were used for general corporate purposes. The indenture, dated September 7, 2000, requires compliance with certain non-financial covenants.

On June 29, 2007, the Bank entered into a Subordinated Debenture Purchase Agreement with U.S. Bank in the amount of $5.0 million, which will mature on June 28, 2017. Under the terms of the Subordinated Debenture Purchase Agreement, the Bank pays 3-month LIBOR plus 1.20% which equated to 1.51% at September 30, 2009. Interest payments are due quarterly.
On June 29, 2007, the Corporation entered into a $5.0 million loan agreement with U.S. Bank, which matured on June 27, 2009, and was renewed and matured on August 31, 2009. The loan agreement was used to provide additional liquidity support to the Corporation, if needed. On September 5, 2008, and December 11, 2008, the Corporation drew $1.3 million and $2.9 million, respectively, on the revolving loan agreement with U.S. Bank.
On August 31, 2009, U.S. Bank renewed the revolving loan agreement which will mature on August 31, 2010. As part of the renewal of the revolving loan agreement, U.S. Bank reduced the revolving loan amount from $5.0 million to $2.0 million. Of the $4.2 million outstanding, $3.0 million was moved to a separate one-year term facility with principal payments of $62.5 thousand and interest payments due quarterly. Under the terms of the one-year term facility, the Corporation paid prime plus 1.25% which equates to 4.50% at September 30, 2009.
Under the terms of the revolving loan agreement, the Corporation paid prime minus 1.25% which equates to 2.00% through August 31, 2009 and interest payments were due quarterly. Beginning September 1, 2009, the Corporation paid prime plus 1.25% which equates to 4.50% at September 30, 2009. In addition, beginning October 1, 2009, U.S. Bank will assess a 0.25% fee on the unused portion of the revolving line of credit.
The revolving loan agreement contains various financial and non-financial covenants. One of these covenants requires the Bank to maintain a return on assets of at least 0.30%. The Bank was in violation of this covenant as of September 30, 2009, as its return on assets was 0.27%. At this time, U.S. Bank has not indicated an intention to exercise any of its remedies available under the credit facility as a result of the Corporation’s covenant violation. The remedies available to U.S. Bank are: make the note immediately due and payable; termination of the obligation to extend further credit; and/or invoke default interest rate of 3.0% over current interest rate. Management does not believe the impact of any of these remedies would have a material impact on the Corporation’s results of operation or financial position.
There were no FHLB advances outstanding as of September 30, 2009. A schedule of the FHLB advances as of September 30, 2008, is as follows:

September 30, 2008
Amount	Rate	Maturity

$3,000	5.55%	10/2/2008
$20,000	2.26%	12/22/2008

$23,000

The Bank may add indebtedness of this nature in the future if determined to be in the best interest of the Bank.

Capital for the Bank is at or above the well capitalized regulatory requirements at September 30, 2009. Pertinent capital ratios for the Bank as of September 30, 2009, are as follows:

		Well	Adequately
	Actual	Capitalized	Capitalized
Tier 1 risk-based capital ratio	9.1%	6.0%	4.0%
Total risk-based capital ratio	10.9%	10.0%	8.0%
Leverage ratio	7.1%	5.0%	4.0%
Dividends from the Bank to the Corporation may not exceed the net undivided profits of the Bank (included in consolidated retained earnings) for the current calendar year and the two previous calendar years without prior approval from the Office of the Comptroller of the Currency. In addition, Federal banking laws limit the amount of loans the Bank may make to the Corporation, subject to certain collateral requirements. No loans were made from the Bank to the Corporation during the nine month period ending September 30, 2009 or 2008. The Bank declared and made a $1.0 million and $975 thousand dividend to the Corporation during the nine month period ending September 30, 2009 and 2008, respectively.
On November 20, 2008, the Board of Directors adopted a new three-year stock repurchase program for directors and employees. Under the new stock repurchase program, the Corporation may repurchase shares in individually negotiated transactions from time to time as such shares become available and spend up to $8 million to repurchase such shares over the three-year term. Subject to the $8 million limitation, the Corporation intends to purchase shares recently acquired by the selling shareholder pursuant to the exercise of stock options or the vesting of restricted stock, and limit its acquisition of shares which were not recently acquired by the selling shareholder pursuant to the exercise of stock options or the vesting of shares of restricted stock to no more than 10,000 shares per year. Under the new repurchase plan, the Corporation purchased 45,185 shares during the nine month period ending September 30, 2009, and $6.1 million is still available under the new repurchase plan as of September 30, 2009. The stock repurchase program does not require the Corporation to acquire any specific number of shares and may be modified, suspended, extended or terminated by the Corporation at any time without prior notice. The repurchase program will terminate on December 31, 2011, unless earlier suspended or discontinued by the Corporation.
Recent Accounting Pronouncements and Developments
Note 11 to the Consolidated Financial Statements under Item 1 discuss new accounting policies adopted by the Corporation during 2009 and the expected impact of the adoption of the new accounting policies.
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
At September 30, 2009, the interest rate risk position of the Corporation was liability sensitive, meaning net income should decrease as rates rise and increase as rates fall. Due to the mix and timing of the repricing of the Corporation’s assets and liabilities, changes in interest income, if rates increase in a 200 basis point interest rate shock, are within established policy limits. A 200 basis point downward shock to interest rates was not performed due to the low level of current interest rates.
See further discussion liquidity and interest rate sensitivity on pages 31-32 of this report.
There have been no material changes in the quantitative analysis used by the Corporation since filing the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, (the “2008 Form 10-K”); for further discussion of the quantitative analysis used by the Corporation refer to page 52 of the 2008 Form 10-K filed with the U.S. Securities and Exchange Commission on March 13, 2009.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2009, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures as of September 30, 2009, were effective in ensuring information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our 2008 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.
(b)	Not applicable.
(c)
On November 20, 2008, the Board of adopted a new three-year stock repurchase program for directors and employees. Under the new stock repurchase program, the Corporation may repurchase shares in individually negotiated transactions from time to time as such shares become available and spend up to $8 million to repurchase such shares over the three-year term. Subject to the $8 million limitation, the Corporation intends to purchase shares recently acquired by the selling shareholder pursuant to the exercise of stock options or the vesting of restricted stock, and limit its acquisition of shares which were not recently acquired by the selling shareholder pursuant to the exercise of stock options or the vesting of shares of restricted stock to no more than 10,000 shares per year. Under the new repurchase plan, the Corporation purchased 45,185 shares during the nine month period ending September 30, 2009, and has $6.1 million available under the new repurchase plan as of September 30, 2009. The stock repurchase program does not require the Corporation to acquire any specific number of shares and may be modified, suspended, extended or terminated by the Corporation at any time without prior notice. The repurchase program will terminate on December 31, 2011, unless earlier suspended or discontinued by the Corporation.

There were no issuer repurchases of equity securities that were registered by the Corporation pursuant to Section 12 of the Securities Exchange Act of 1934 during the third quarter of 2009.

All shares repurchased by the Corporation during 2009 were completed pursuant to the new repurchase program.
Item 3. Defaults on Senior Securities
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

3.02		Bylaws of the Corporation, filed as Exhibit 3(ii) to the Corporation’s Form 8-K filed July 30, 2009 are incorporated by reference.

10.01	*	1993 Key Employees’ Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(a) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference.

10.02	*	1993 Directors’ Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(b) to the Corporation’s Form 10-Q as of June 30, 2001, is incorporated by reference.

10.03	*	1993 Restricted Stock Plan of the Corporation, as amended, filed as Exhibit 10(c) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference.

10.04	*	Form of agreement under the 1993 Key Employees Stock Option Plan, filed as Exhibit 10(d) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference.

10.05	*	Form of agreement under the 1993 Restricted Stock Plan, filed as Exhibit 10(e) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference.

10.06	*	Schedule of Directors Compensation Arrangements, filed as Exhibit 10(f) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference.

10.07	*
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

Date: November 6, 2009 THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
/s/ Debra L. Ross
Debra L. Ross
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

3.01
Articles of Incorporation of the Corporation, filed as Exhibit 3(i) to the Corporation’s Form 10-QSB as of September 30, 1995, are incorporated by reference and Articles of Amendment filed as Exhibit 3(i) to the Form 10-K for the fiscal year ended December 31, 2001.

3.02		Bylaws of the Corporation, filed as Exhibit 3(ii) to the Corporation’s Form 8 — K filed July 30, 2009 are incorporated by reference.

10.01	*	1993 Key Employees’ Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(a) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference.

10.02	*	1993 Directors’ Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(b) to the Corporation’s Form 10-Q as of June 30, 2001, is incorporated by reference.

10.03	*	1993 Restricted Stock Plan of the Corporation, as amended, filed as Exhibit 10(c) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference.

10.04	*	Form of agreement under the 1993 Key Employees Stock Option Plan, filed as Exhibit 10(d) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference.

10.05	*	Form of agreement under the 1993 Restricted Stock Plan, filed as Exhibit 10(e) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference.

10.06	*	Schedule of Directors Compensation Arrangements, filed as Exhibit 10(f) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference.

10.07	*
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