Form 10-K
period 2009-12-31
NATIONAL BANK OF INDIANAPOLIS CORP
filed 2010-03-12
CIK 912382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered Pursuant to Section 12(g) of the Act: Common Stock
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2009, was approximately $59,882,284. The number of shares of the registrant’s Common Stock outstanding March 12, 2010 was 2,307,327.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the Registrant’s definitive proxy statement to be filed in connection with the annual meeting of shareholders to be held on June 17, 2010.

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
The Bank opened for business to the public on December 20, 1993. The Bank’s deposits are insured by the FDIC. The Bank currently conducts its business through twelve offices, including its downtown headquarters located at 107 North Pennsylvania Street in Indianapolis, and its neighborhood bank offices located at:
•	8451 Ditch Road in northwestern Marion County;
•	6807 East 82nd Street in northeastern Marion County;
•	Chamber of Commerce Building on North Meridian Street;
•	One America Office Complex in downtown Indianapolis;
•	4930 North Pennsylvania Street in northern Marion County;
•	650 East Carmel Drive in Hamilton County;
•	10590 North Michigan Road in Hamilton County;
•	1689 West Smith Valley Road in Johnson County;
•	2714 East 146th Street in Hamilton County;
•	2410 Harleston Street in Hamilton County; and
•	11701 Olio Road in Hamilton County.
The Bank provides a full range of deposit, credit, and money management services to its targeted market, which is small to medium size businesses, affluent executive and professional individuals, and not-for-profit organizations. The Bank has full trust powers.
Management initially sought to position the Bank to capitalize on the customer disruption, dissatisfaction, and turn-over which it believed had resulted from the acquisition of the three largest commercial banks located in Indianapolis by out-of-state holding companies. Management is now focused on serving the local markets with an organization which is not owned by an out-of-state company and whose decisions are made locally. On December 31, 2009, the Corporation had consolidated total assets of $1.2 billion and total deposits of $1.1 billion.
Management believes that the key ingredients in the growth of the Bank have been a well-executed business plan, an experienced Board of Directors and management team and a seasoned group of bank employees. The basic strategy of the Bank continues to emphasize the delivery of highly personalized services to the target client base with an emphasis on quick response and financial expertise.

Business Plan Overview. The business plan of the Bank is based on being a strong, locally owned bank providing superior service to a defined group of customers, which are primarily corporations with annual sales under $100 million, executives, professionals, and not-for-profit organizations. The Bank provides highly personalized banking services with an emphasis on knowledge of the particular financial needs and objectives of its clients and quick response to customer requests. Because the management of the Bank is located in Indianapolis, all credit and related decisions are made locally, thereby facilitating prompt response. The Bank emphasizes both highly personalized service at the customer’s convenience and non-traditional delivery services that do not require customers to frequent the Bank. This personal contact has become a trademark of the Bank and a key means of differentiating the Bank from other financial service providers.
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
The Market. The Bank derives a substantial proportion of its business from the Indianapolis, Indiana Metropolitan Statistical Area (“Indianapolis MSA”).
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

Employees. The Corporation and the Bank have 270 employees, of which 261 are full-time equivalent employees. The Bank has employed persons with substantial experience in the Indianapolis MSA banking market. The average banking experience level for all Bank employees is in excess of 15 years.
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
Commercial loans typically entail a thorough analysis of the borrower and its management, occasional review of its industry, current and projected financial condition and other factors. Credit analysis involves cash flow analysis, collateral, the type of loan, loan maturity, terms and conditions, and various loan-to-value ratios as they relate to loan policy. The Bank typically requires commercial borrowers to have annual financial statements prepared by independent accountants and may require such financial statements to be audited or reviewed by accountants. The Bank generally requires appraisals or evaluations in connection with loans secured by real estate. Such appraisals or evaluations are usually obtained prior to the time funds are advanced. The Bank also often requires personal guarantees from principals involved with closely-held corporate borrowers.
Generally, the Bank requires loan applications or personal financial statements from its personal borrowers on loans that the Bank originates. Loan officers or credit analysts complete a debt to income analysis, an analysis of the borrower’s liquidity, and an analysis of collateral, if appropriate, that should meet established standards of lending policy.
The Bank maintains a comprehensive loan policy that establishes guidelines with respect to all categories of lending. In addition, loan policy sets forth lending authority for each loan officer. The Loan Committee of the Bank reviews all loans in excess of $500 thousand. Any loan in excess of a lending officer’s lending authority, up to $2 million, must receive the approval of the Chief Executive Officer (“CEO”), Chief Lending Officer (“CLO”), Chief Credit Officer, Commercial Lending Manager, or Chief Client Officer. Loans in excess of $2 million but less than $6 million must be approved by the Loan Committee prior to the Bank making such loan. The Board of Directors Loan Policy Committee is not usually required to approve loans unless they are above $6 million. Commercial loans are assigned a numerical rating based on creditworthiness and are monitored for improvement or deterioration. Consumer loans are monitored by delinquency trends. The consumer portfolios are assigned an average weighted risk grade based on specific risk characteristics. Loans are made primarily in the Bank’s designated market area.
REGULATION AND SUPERVISION
Both the Corporation and the Bank operate in highly regulated environments and are subject to supervision and regulation by several governmental regulatory agencies, including the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Office of the Comptroller of the Currency (“OCC”), and the Federal Deposit Insurance Corporation (the “FDIC”). The laws and regulations established by these agencies are generally intended to protect depositors, not shareholders. Changes in applicable laws, regulations, governmental policies, income tax laws and accounting principles may have a material effect on our business and prospects. The following summary is qualified by reference to the statutory and regulatory provisions discussed.

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

Certain regulatory capital ratios for the Corporation as of December 31, 2009, are shown below:

Tier 1 Capital to Risk-Weighted Assets	9.3%
Total Risk Based Capital to Risk-Weighted Assets	11.1%
Tier 1 Leverage Ratio	6.8%
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
Source of Strength. In accordance with Federal Reserve policy, the Corporation is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Corporation might not otherwise do so.
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
Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. Under the regulations of the FDIC, as presently in effect, insurance assessments range from 0.07% to 0.78%, depending on an institution’s risk classification, as well as its unsecured debt, secured liability and brokered deposits.

Deposits in the Bank are insured by the FDIC up to a maximum amount, which is generally $250 thousand (in effect until December 31, 2013) per depositor subject to aggregation rules. The Bank is also subject to assessment for the Financial Corporation (“FICO”) to service the interest on its bond obligations. The amount assessed on individual institutions, including the Bank, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. Increases in deposit insurance premiums or changes in risk classification will increase the Bank’s cost of funds, and it may not be able to pass these costs on to its customers. On December 30, 2009, the Bank paid, along with the regular quarterly risk-based deposit insurance for the third quarter of 2009, a prepaid assessment for the fourth quarter of 2009, and for the three years beginning in 2010 and ending in 2012 in the amount of $6 million.
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
Certain actual regulatory capital ratios under the OCC’s risk-based capital guidelines for the Bank at December 31, 2009, are shown below:

Tier 1 Capital to Risk-Weighted Assets	9.2%
Total Risk-Based Capital to Risk-Weighted Assets	10.9%
Tier 1 Leverage Ratio	6.7%
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
The Bank is also subject to the “prompt corrective action” regulations, which implement a capital-based regulatory scheme designed to promote early intervention for troubled banks. This framework contains five categories of compliance with regulatory capital requirements, including “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. As of December 31, 2009, the Bank was qualified as “well capitalized.” It should be noted that a bank’s capital category is determined solely for the purpose of applying the “prompt corrective action” regulations and that the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decrease, as it moves downward through the capital categories. Bank holding companies controlling financial institutions can be required to boost the institutions’ capital and to partially guarantee the institutions’ performance.
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
In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. The EESA authorizes Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (“TARP”). The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. As part of TARP, Treasury has allocated $250 billion towards the Capital Purchase Program. Under the Capital Purchase Program, Treasury will purchase debt or equity securities from participating institutions. Participants in the Capital Purchase Program are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications. The Corporation elected not to participate in this program. EESA also increased FDIC deposit insurance on most accounts from $100 thousand to $250 thousand. This increase is in place until the end of 2013.
Following a systemic risk determination, on October 14, 2008, the FDIC established a Temporary Liquidity Guarantee Program (“TLGP”). The TLGP includes the Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage, for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts. As originally enacted, the TAGP expired on December 31, 2009, and banks participating in the TAGP paid a 10 basis points fee (annualized) on the balance of each covered account in excess of $250 thousand.
On October 1, 2009, the FDIC extended the TAGP for six months until June 30, 2010. Any insured depository institution that was participating in the TAGP program as of October 1, 2009, was permitted to continue in the TAGP during the extension period. The annual assessment rate that applies to participating institutions during the extension period is either 15 basis points, 20 basis points or 25 basis points, depending on the “Risk Category” assigned to the institution under the FDIC’s risk-based premium system. Any institution participating in the TAGP program as of October 1, 2009, that desired to opt out of the TAGP extension was required to submit its opt-out election to the FDIC on or before November 2, 2009. The Corporation elected to participate in the TAGP through June 30, 2010.
The TLGP also includes the Debt Guarantee Program (“DGP”), under which the FDIC guaranteed certain senior unsecured debt of FDIC-insured institutions and their holding companies issued on or after October 14, 2008, and not later than June 30, 2009. The guarantee is effective through the earlier of the maturity date or June 30, 2012. The DGP coverage limit is generally 125% of the entity’s eligible debt outstanding on September 30, 2008, and scheduled to mature on or before June 30, 2009, or, for certain insured institutions, 2% of their total liabilities as of September 30, 2008. Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012. The DGP is in effect for all eligible entities, unless the entity opted out on or before December 5, 2008. The Corporation did not opt out of the DGP, although it does not have any eligible debt and therefore will not pay any premium associated with the DGP.

On February 17, 2009, President Barack Obama signed the American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs. In addition, ARRA imposes new executive compensation and corporate governance limits on current and future participants in the Treasury’s Capital Purchase Program (“CPP”), which are in addition to those previously announced by Treasury. The new limits remain in place until the participant has redeemed the preferred stock sold to Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to Treasury’s consultation with the recipient’s appropriate federal regulator. On June 10, 2009, Treasury released an interim final rule, effective June 15, 2009, that provided guidance on the compensation and governance standards for participants in the CPP, and promulgated regulations to implement the restrictions and standards set forth in ARRA. Among other things, Treasury’s final rule and ARRA significantly expanded the executive compensation restrictions previously imposed by EESA.
On May 20, 2009, the Helping Families Save Their Homes Act of 2009, which extended the temporary increase in the standard maximum deposit insurance amount provided by the FDIC to $250 thousand per depositor through December 31, 2013, was signed into law. This extension of the temporary $250 thousand coverage limit (pursuant to EESA) became effective immediately upon the President’s signature. The legislation provides that the standard maximum deposit insurance amount provided by the FDIC will return to $100 thousand on January 1, 2014.
On October 22, 2009, the Federal Reserve issued a comprehensive proposal on incentive compensation policies (the “Incentive Compensation Proposal”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. This guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk-management, control and governance processes. The Incentive Compensation Proposal, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon three primary principles: (i) balanced risk-taking incentives, (ii) compatibility with effective controls and risk management, and (iii) strong corporate governance. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. In addition, under the Incentive Compensation Proposal, the Federal Reserve in appropriate circumstances may take enforcement action against a banking organization.
On January 14, 2010, the current administration announced a proposal to impose a fee (the “Financial Crisis Responsibility Fee”) on those financial institutions that benefited from recent actions taken by the U.S. government to stabilize the financial system. If implemented as initially proposed, the Financial Crisis Responsibility Fee will be applied to firms with over $50 billion in consolidated assets, and, therefore, by its terms would not apply to the Corporation. The Financial Crisis Responsibility Fee would be collected by the Internal Revenue Service and would be approximately fifteen basis points, or 0.15%, of an amount calculated by subtracting a covered institution’s Tier 1 capital and FDIC-assessed deposits (and/or an adjustment for insurance liabilities covered by state guarantee funds) from such institution’s total assets. The Financial Crisis Responsibility Fee, if implemented as proposed by the current administration, would go into effect on June 30, 2010, and remain in place for at least ten years. The U.S. Treasury would be asked to report after five years on the effectiveness of the Financial Crisis Responsibility Fee as well as its progress in repaying projected losses to the U.S. government as a result of TARP. If losses to the U.S. government as a result of TARP have not been recouped after ten years, the Financial Crisis Responsibility Fee would remain in place until such losses have been recovered.

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
Effect of Governmental Monetary Policies. The Corporation’s earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.
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
There can be no assurance that actions of the U.S. government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets will achieve the intended effect
In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, President Bush signed EESA into law. Pursuant to EESA, the Treasury has the authority to utilize up to $700 billion to purchase distressed assets from financial institutions or infuse capital into financial institutions for the purpose of stabilizing the financial markets. The Treasury announced the Capital Purchase Program under EESA pursuant to which it has purchased and will continue to purchase senior preferred stock in participating financial institutions such as the Corporation. There can be no assurance, however, as to the actual impact that EESA, including the Capital Purchase Program and the Treasury’s Troubled Asset Repurchase Program, will have on the financial markets or on us. The failure of these programs to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

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
We may be required to pay significantly higher Federal Deposit Insurance Corporation (FDIC) premiums in the future
Recent insured institution failures, as well as deterioration in banking and economic conditions, have significantly increased FDIC loss provisions, resulting in a decline in the designated reserve ratio to historical lows. The FDIC expects a higher rate of insured institution failures in the next few years compared to recent years; thus, the reserve ratio may continue to decline. In addition, EESA temporarily increased the limit on FDIC coverage to $250 thousand through December 31, 2013.
Additionally, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The prepaid assessments for these periods were collected on December 30, 2009, along with the regular quarterly risk-based deposit insurance assessment for the third quarter of 2009. This prepayment does not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system during the prepayment period or thereafter. As a result, we may also be required to pay significantly higher FDIC insurance assessments premiums in the future.
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

The Corporation is subject to interest rate risk
Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest earning assets such as loans and securities and interest expense paid on interest bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits and (ii) the fair value of our financial assets and liabilities. Currently, we are in a liability-sensitive position. Therefore, if interest rates increase, the rates paid on deposits and other borrowings will increase at a faster rate than the interest rates received on loans and other investments, resulting in a decline in our net interest margin. If this happens, earnings could be adversely affected. In addition, due to the current low interest rate environment, if interest rates further decrease, our liabilities will reprice downward more quickly than our assets. Because deposit pricing cannot become significantly lower than current levels, our net interest margin could decline in that case as well and earnings could be adversely affected.
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
The Corporation’s allowance for loan losses may be insufficient
The Corporation maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s best estimate of probable incurred losses that are inherent within the existing portfolio of loans. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Corporation to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Corporation’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Corporation’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, the Corporation will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Corporation’s financial condition and results of operations.

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
The Corporation’s ability to compete successfully depends on a number of factors, including, among other things:
•	The ability to develop, maintain and build upon long-term customer relationships based on top quality service, and safe, sound assets;
•	The ability to expand the Corporation’s market position;
•	The scope, relevance and pricing of products and services offered to meet customer needs and demands;
•	The rate at which the Corporation introduces new products and services relative to its competitors;
•	Customer satisfaction with the Corporation’s level of service; and
•	Industry and general economic trends.
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
The geographic concentration of our markets makes our business highly susceptible to local economic conditions
Unlike larger banking organizations that are more geographically diversified, our operations are currently concentrated in three counties located in central Indiana. As a result of this geographic concentration, our financial results depend largely upon economic conditions in these market areas. Deterioration in economic conditions in our market could result in one or more of the following:
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
The Bank opened its first neighborhood bank office in February 1995 at 84th and Ditch Road. The Bank also opened a neighborhood bank office at 82nd and Bash Road on the northeast side of Indianapolis in December 1995. The Bank owns the land and the premises for both of these offices. In March 1996, the Bank opened an office in the Chamber of Commerce building at 320 N. Meridian Street in the downtown Indianapolis area. The Bank leases the premises at this banking office. In March 1998, the Bank opened an office at 4930 North Pennsylvania Street and leased the premises at this banking office until January 2, 2007, when the Bank purchased the property. In June 1999, the Bank opened an office in the One America Office Complex located at One American Square in the downtown Indianapolis area. The Bank leases the premises at this banking office. In September 2000, the Bank opened an office at 650 East Carmel Drive in Carmel. This office is located in Hamilton County, which is north of Indianapolis. The Bank leases the premises at this banking office. In October 2001, the Bank opened an office at 1675 West Smith Valley Road in Greenwood, which was leased. During 2005, the Bank upgraded the Greenwood Bank Office to a full-size, freestanding building located at 1689 West Smith Valley Road. The Bank owns the land and the premises for this office. In January 2005, the Bank opened an office located at 106th and Michigan Road. The Bank owns the premises for this office and leased the land on which the building is constructed. In March 2007, the Bank purchased the property at this location. In January 2008, the Bank opened an office at 2714 East 146th Street in Cool Creek Village, which is located in Hamilton County. The Bank owns the premises for this office and leased the land until it was purchased in March 2008. In June 2007, the Bank purchased land in the Villages of West Clay, located in Hamilton County and opened this location in November 2008. The Bank owns the premises for this office. In June 2008, the Bank purchased land at 116th and Olio Road, located in Hamilton County and opened this location in December 2009. The Bank owns the premises for this office. The Bank has installed four remote ATMs at the following locations: Indianapolis City Market, Parkwood Crossing, Meridian Mark II Office Complex, and Angie’s List. These remote ATMs provide additional banking convenience for the customers of the Bank and generate an additional source of fee income for the Bank.
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
Item 4. Submission of Matters to a Vote of Security Holders
None.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Shares of the common stock of the Corporation are not traded on any national or regional exchange or in the over-the-counter market. Accordingly, there is no established market for the common stock. There are occasional trades as a result of private negotiations which do not always involve a broker or a dealer. The table below lists the high and low prices per share, of which management is aware, during 2009 and 2008.

	Price per Share
	High		Low
Quarter	2009	2008	2009	2008
First Quarter	$50.00	$53.93	$35.65	$52.22
Second Quarter	$39.67	$51.80	$35.97	$50.92
Third Quarter	$39.90	$52.29	$38.97	$51.12
Fourth Quarter	$40.00	$52.36	$36.74	$38.18
There may have been other trades at other prices of which management is not aware. Management does not have knowledge of the price paid in all transactions and has not verified the accuracy of those prices that have been reported to it. Because of the lack of an established market for the common shares of the Corporation, these prices would not necessarily reflect the prices at which the shares would trade in an active market.
The Corporation had 675 shareholders on record as of March 12, 2010.
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

During the fourth quarter of 2009, the Corporation sold common stock pursuant to the exercise of stock options to employees in the aggregate of 3,400 shares for $88 thousand. As previously reported in the Corporation’s prior filings with the Securities and Exchange Commission, the Corporation sold no shares pursuant to the exercise by employees and directors of stock options during the third quarter of 2009, an aggregate of 30,100 shares for $586 thousand during the second quarter of 2009, and an aggregate of 24,600 shares for $471 thousand during the first quarter of 2009. All of these shares were sold in private placements pursuant to Section 4(2) of the Securities Act of 1933.
On November 20, 2008, the Board of Directors adopted a new three-year stock repurchase program for directors and employees. Under the new stock repurchase program, the Corporation may repurchase shares in individually negotiated transactions from time to time as such shares become available and spend up to $8 million to repurchase such shares over the three-year term. Subject to the $8 million limitation, the Corporation intends to purchase shares recently acquired by the selling shareholder pursuant to the exercise of stock options or the vesting of restricted stock, and limit its acquisition of shares which were not recently acquired by the selling shareholder pursuant to the exercise of stock options or the vesting of shares of restricted stock to no more than 10,000 shares per year. Under the new repurchase plan, the Corporation purchased 5,514 shares during 2009 and as of December 31, 2009, approximately $5.9 million is still available under the new repurchase plan. The stock repurchase program does not require the Corporation to acquire any specific number of shares and may be modified, suspended, extended or terminated by the Corporation at any time without prior notice. The repurchase program will terminate on December 31, 2011, unless earlier suspended or discontinued by the Corporation.
During 2009, the Corporation repurchased in the aggregate, 49,074 shares for an aggregate cost of approximately $2 million. The following table sets forth the issuer repurchases of equity securities that are registered by the Corporation pursuant to Section 12 of the Securities Exchange Act of 1934 during the fourth quarter of 2009 under new repurchase program:

				Maximum Number
				(or Approximate
				Dollar Value) of
			Total Number of	Shares that May Yet
			Shares Purchased as	Be Purchased Under
			Part of Publicly	the Plans or
	Total Number of	Average Price Paid	Announced Plans or	Programs (dollars in
Period	Shares Purchased	per Share	Programs**	thousands)
10/01/09 – 10/31/09	2,000	$39.66	2,000	$5,977
11/01/09 – 11/30/09	1,400	$39.02	1,400	$5,923
12/01/09 – 12/31/09	490	$36.74	490	$5,905

Total	3,890	*	3,890

*	The weighted average price per share under the new repurchase program for the period October 2009 through December 2009 was $39.06.

**	All shares repurchased by the Corporation during the fourth quarter 2009 were completed pursuant to the new repurchase program.

Item 6. Selected Financial Data
The following table sets forth certain consolidated information concerning the Corporation for the periods and dates indicated and should be read in connection with, and is qualified in its entirety by, the detailed information and consolidated financial statements and related notes set forth in the Corporation’s audited financial statements included elsewhere herein for the years ended December 31, ($ in 000’s), except per share data:

	2009	2008	2007	2006	2005
Consolidated Operating Data:
Interest income	$47,531	$56,377	$68,880	$61,375	$50,847
Interest expense	11,313	20,449	35,263	29,565	20,906
Net interest income	36,218	35,928	33,617	31,811	29,941
Provision for loan losses	11,905	7,400	904	1,086	2,085
Net interest income after provision for loan losses	24,313	28,528	32,713	30,725	27,856
Other operating income	12,903	11,204	9,834	8,356	7,461
Other operating expenses	38,354	34,706	30,800	28,595	25,176
Income (loss) before taxes	(1,138)	5,026	11,747	10,486	10,141
Federal and state income tax (benefit)	(1,250)	1,242	3,856	3,501	3,911
Net income	112	3,784	7,891	6,985	6,230

Consolidated Balance Sheet Data (at end of period):
Total assets	$1,233,630	$1,117,784	$1,163,109	$1,034,432	$928,462
Total investment securities (including stock in Federal Banks)	165,368	143,694	137,174	150,137	157,471
Total loans	864,722	904,207	830,328	744,538	684,488
Allowance for loan losses	(13,716)	(12,847)	(9,453)	(8,513)	(8,346)
Deposits	1,052,065	965,966	1,004,762	875,084	774,316
Shareholders’ equity	73,031	72,212	68,938	59,785	51,583
Weighted basic average shares outstanding	2,302	2,311	2,328	2,302	2,299

Per Share Data:
Diluted net income per common share (1)	$0.05	$1.58	$3.27	$2.90	$2.61
Cash dividends declared	0	0	0	0	0
Book value (2)	31.65	31.48	29.63	25.88	22.11

Other Statistics and Operating Data:
Return on average assets	0.0%	0.3%	0.7%	0.7%	0.7%
Return on average equity	0.2%	5.3%	12.3%	12.7%	12.8%
Net interest margin (3)	3.2%	3.4%	3.3%	3.4%	3.3%
Average loans to average deposits	85.5%	88.5%	82.3%	85.9%	85.5%
Allowance for loan losses to loans at end of period	1.6%	1.4%	1.1%	1.1%	1.2%
Allowance for loan losses to non-performing loans	90.8%	146.4%	164.1%	119.0%	228.8%
Non-performing loans to loans at end of period	1.7%	1.0%	0.7%	1.0%	0.5%
Net charge-offs to average loans	1.2%	0.5%	0.0%	0.1%	0.2%
Number of offices	12	11	9	9	9
Number of full and part-time employees	270	252	228	221	211
Number of Shareholders of Record	679	681	676	639	601

Capital Ratios:
Average shareholders’ equity to average assets	6.1%	6.3%	5.9%	5.7%	5.2%
Equity to assets	5.9%	6.5%	5.9%	5.8%	5.6%
Total risk-based capital ratio (Bank only)	10.9%	10.5%	10.6%	10.7%	10.9%

(1)	Based upon weighted average shares outstanding during the period.

(2)	Based on Common Stock outstanding at the end of the period.

(3)	Net interest income as a percentage of average interest-earning assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Corporation relates to the years ended December 31, 2009, 2008, and 2007 and should be read in conjunction with the Corporation’s Consolidated Financial Statements and Notes thereto included elsewhere herein.
Overview
The primary source of the Bank’s revenue is net interest income from loans and deposits and fees from financial services provided to customers. Overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace tend to influence business volumes.
The Corporation monitors the impact of changes in interest rates on its net interest income through its Asset/Liability Committee (“ALCO”) Policy. One of the primary goals of asset/liability management is to maximize net interest income and the net value of future cash flows within authorized risk limits. At December 31, 2009, the interest rate risk position of the Corporation was liability sensitive. Maintaining a liability sensitive interest rate risk position means that net income should decrease as rates rise and increase as rates fall.
In addition to net interest income, net income is affected by other non-interest income, other non-interest expense and the provision for loan losses. Other non-interest income increased for the year ended December 31, 2009, as compared to year ended December 31, 2008. The increase is primarily due to mortgage banking income. The increase in mortgage banking income was the result of an increase in gains recorded on mortgage loan sales for the year ended December 31, 2009, as compared to the year ended December 31, 2008. In addition to the increase in mortgage banking income, service charges and fees on deposit accounts increased for the year ended December 31, 2009, as compared to the year ended December 31, 2008. The increase is attributable to an increase in service charges collected for DDA business and non profit accounts due to a lower earnings credit rate for the year ended December 31, 2009, as compared to the year ended December 31, 2008. Other non-interest expense increased for the year ended December 31, 2009, as compared to the year ended December 31, 2008. The increase is due to an increase in FDIC insurance premiums paid during 2009 as compared to 2008 and non-performing asset expense for the year ended December 31, 2009, as compared to the year ended December 31, 2008. The increase is partially offset by a decrease in other expense for the year ended December 31, 2009, as compared to December 31, 2008. The decrease in other expense is due to non-recurring charges relating to certain deposit accounts during 2008. The provision for loan losses increased for the year ended December 31, 2009, as compared to December 31, 2008. The increase is due to an increase in charge offs and a high level of special mention and classified loans due to the overall decline in the economy and the decline in real estate values. Management performs an evaluation as to the amounts required to maintain an allowance adequate to provide for probable incurred losses inherent in the loan portfolio. The level of this allowance is dependent upon the total amount of past due and non-performing loans, general economic conditions and management’s assessment of probable incurred losses based upon internal credit evaluations of loan portfolios and particular loans. Typically, improved economic strength generally will translate into better credit quality in the banking industry. Management believes that the allowance for loan losses is adequate to absorb credit losses inherent in the loan portfolio as of December 31, 2009.

The risks and challenges that management believes will be important during 2010 are price competition for loans and deposits by competitors, marketplace credit effects, continued spread compression, a continued slowdown in the local economy that could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans, and the lingering effects from the financial crisis in the U.S. market and foreign markets.
Results of Operations
Year ended December 31, 2009, Compared to the Year Ended December 31, 2008, and the Year Ended December 31, 2008, Compared to the Year Ended December 31, 2007.
The Corporation’s results of operations depend primarily on the level of its net interest income, its provision for loan losses, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread.
2009 compared with 2008
The Corporation had net income of $112 thousand for 2009 compared to net income of $3.8 million for 2008. The decrease in net income is due to an increase in: the provision for loan losses, non performing asset expense, FDIC insurance expense, and salary, wages, and employee benefits. These increases in expenses were partially offset by a decrease in other operating expense and an increase in mortgage banking income .
The Bank experienced an increase in total assets in 2009 compared with 2008. Total assets increased $116 million or 10% to $1,234 million in 2009 from $1,118 million in 2008. The increase is primarily due to: an increase in cash and cash equivalents of $121 million or 390% to $152 million in 2009 from $31 million in 2008, an increase in investments of $21 million or 15% to $162 million in 2009 from $141 million in 2008, and an increase in other real estate owned and repossessions of $5 million or 167% to $8 million in 2009 from $3 million in 2008. The increase is partially offset by a decrease in loans of $39 million or 4% to $865 million in 2009 from $904 million in 2008.
2008 compared with 2007
The Corporation had net income of $3.8 million for 2008 compared to net income of $7.9 million for 2007. The decrease in net income is due to a non-recurring charge in the first quarter of 2008 related to certain deposit accounts and increases in: the provision for loan losses, FDIC insurance expense, occupancy, and furniture, fixtures, and equipment expense related to the opening of a new lockbox/disaster site and new banking center at 2714 East 146th Street in January 2008. These increases in expenses were partially offset by an increase in net interest income period over period and an increase in other operating income.
The Bank experienced a decrease in total assets in 2008 compared with 2007. Total assets decreased $45 million or 4% to $1,118 million in 2008 from $1,163 million in 2007. The decrease is primarily due to: a decrease in cash and cash equivalents of $131 million or 81% to $31 million in 2008 from $162 million in 2007, an increase in loans of $74 million or 9% to $904 million in 2008 from $830 million in 2007, an increase in investments of $7 million or 5% to $141 million in 2008 from $134 million in 2007, and an increase in other real estate owned and repossessions of $3 million or 826% to $3.4 million in 2008 from $363 thousand in 2007.

Net Interest Income
The following table details the components of net interest income for the years ended December 31, ($ in 000’s):

	2009	2008	$ Change	% Change	2008	2007	$ Change	% Change
Interest income:
Interest and fees on loans	$42,217	$48,988	$(6,771)	-13.8%	$48,988	$57,383	$(8,395)	-14.6%
Interest on investment securities taxable	3,242	4,489	(1,247)	-27.8%	4,489	6,777	(2,288)	-33.8%
Interest on investment securities nontaxable	2,068	2,047	21	1.0%	2,047	1,817	230	12.7%
Interest on federal funds sold	4	705	(701)	-99.4%	705	2,492	(1,787)	-71.7%
Interest on reverse repurchase agreements	—	148	(148)	-100.0%	148	411	(263)	-64.0%

Total interest income	$47,531	$56,377	$(8,846)	-15.7%	$56,377	$68,880	$(12,503)	-18.2%

Interest expense:
Interest on deposits	$9,427	$17,979	$(8,552)	-47.6%	$17,979	$30,847	$(12,868)	-41.7%
Interest on other short term borrowings	182	544	(362)	-66.5%	544	2,078	(1,534)	-73.8%
Interest on FHLB advances and overnight borrowings	—	193	(193)	-100.0%	193	463	(270)	-58.3%
Interest on short-term debt	121	16	105	656.3%	16	—	16	100.0%
Interest on long-term debt	1,583	1,717	(134)	-7.8%	1,717	1,875	(158)	-8.4%

Total interest expense	$11,313	$20,449	$(9,136)	-44.7%	$20,449	$35,263	$(14,814)	-42.0%

Net interest income	$36,218	$35,928	$290	0.8%	$35,928	$33,617	$2,311	6.9%

2009 compared with 2008
Total average earning assets increased for 2009 as compared to 2008. The increase is primarily attributable to an increase in the average balance in interest bearing due from banks and an increase in average loans. Interest income decreased for 2009 as compared to 2008. The decrease is due to an overall lower interest rate environment in 2009 as compared to 2008 as a result of significant interest rate decreases by the Federal Reserve in 2008. Over the course of 2008, the prime interest rate decreased by 400 basis points to 3.25% from 7.25%.
Total average interest bearing liabilities increased for 2009 as compared to 2008. The increase is due primarily to an increase in average interest bearing demand deposits and average certificates of deposits. Interest expense decreased due to lower interest rates paid on interest bearing liabilities.
The increase in net interest income was a result of an increase in the net interest spread during 2009 as compared to 2008. The increase in the net interest spread was the result of a larger decline in the cost of interest bearing liabilities than the decline in the yield on earning assets during 2009 compared to 2008. The decrease in the contribution of non-interest bearing funds to 0.20% from 0.40% for the year ended December 31, 2009, as compared to December 31, 2008, caused an overall decrease in the net interest margin FTE to 3.32% from 3.47% for the year ended December 31, 2009, as compared to December 31, 2008.

2008 compared with 2007
Total average earning assets increased for 2008 as compared to 2007. The increase is primarily attributable to an increase in average loan growth. Interest income decreased for 2008 as compared to 2007. The decrease is due to an overall lower interest rate environment in 2008 as compared to 2007 as a result of significant interest rate decreases by the Federal Reserve in 2008. Over the course of 2008, the prime interest rate decreased by 400 basis points to 3.25% from 7.25% in 2007.
Total interest bearing liabilities increased for 2008 compared to 2007. The increase is due primarily to an increase in interest bearing demand deposits and savings/money market deposits. Interest expense decreased due to lower interest rates paid on interest bearing liabilities.
The increase in net interest income was a result of an increase in the net interest spread during 2008 as compared to 2007. The increase in the net interest spread was the result of a better mix of earning assets during 2008 compared to 2007.

The following table details average balances, interest income / expense and average rates / yields for the Bank’s earning assets and interest bearing liabilities for the years ended December 31, ($ in 000’s):

	2009			2008			2007
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Rate/	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield	Balance	Expense	Yield
Assets:
Interest bearing due from banks	$91,295	$231	0.25%	$20,645	$509	2.47%	$61,200	$2,999	4.90%
Reverse repurchase agreements	1,000	—	0.01%	4,197	148	3.53%	8,701	411	4.72%
Federal funds	2,646	4	0.15%	31,530	705	2.24%	52,466	2,492	4.75%
Non taxable investment securities — FTE	56,070	3,140	5.60%	55,178	3,046	5.52%	46,252	2,640	5.71%
Taxable investments securities	88,855	3,011	3.39%	98,585	3,980	4.04%	93,757	3,778	4.03%
Loans (gross)	883,721	42,217	4.78%	855,313	48,988	5.73%	768,271	57,383	7.47%

Total earning assets — FTE	$1,123,587	$48,603	4.33%	$1,065,448	$57,376	5.39%	$1,030,647	$69,703	6.76%
Non-earning assets	83,573			63,335			57,065

Total assets	$1,207,160			$1,128,783			$1,087,712

Liabilities:
Interest bearing DDA	$160,233	$600	0.37%	$116,999	$1,206	1.03%	$97,908	$1,632	1.67%
Savings	472,181	3,448	0.73%	495,956	9,698	1.96%	481,295	19,589	4.07%
CD’s under $100	63,609	1,665	2.62%	66,256	2,547	3.84%	71,087	3,378	4.75%
CD’s over $100	129,325	3,160	2.44%	101,008	3,806	3.77%	107,030	5,415	5.06%
Individual retirement accounts	19,980	554	2.77%	18,737	722	3.85%	17,618	833	4.73%
Repurchase agreements and other secured short term borrowings	68,742	182	0.26%	57,125	544	0.95%	54,326	2,078	3.83%
FHLB advances	—	—	—	7,336	193	2.63%	9,318	463	4.97%
Short-term debt	4,200	121	2.88%	586	16	2.73%	—	—	—
Subordinated debt	5,000	108	2.16%	5,000	242	4.84%	5,000	393	7.86%
Long term debt	13,918	1,475	10.60%	13,918	1,475	10.60%	13,918	1,482	10.65%

Total interest bearing liabilities	$937,188	$11,313	1.21%	$882,921	$20,449	2.32%	$857,500	$35,263	4.11%
Non-interest bearing liabilities	188,594			167,121			158,882
Other liabilities	8,034			7,921			7,141

Total liabilities	$1,133,816			$1,057,963			$1,023,523
Equity	73,344			70,820			64,189

Total liabilities & equity	$1,207,160			$1,128,783			$1,087,712

Recap:
Interest income — FTE		$48,603	4.33%		$57,376	5.39%		$69,703	6.76%
Interest expense		11,313	1.21%		20,449	2.32%		35,263	4.11%

Net interest income/spread — FTE		$37,290	3.12%		$36,927	3.07%		$34,440	2.65%

Contribution of non-interest bearing funds			0.20%			0.40%			0.69%

Net interest margin — FTE			3.32%			3.47%			3.34%

Notes to the average balance and interest rate tables:
•	Average balances are computed using daily actual balances.
•	The average loan balance includes non-accrual loans and the interest recognized prior to becoming non-accrual is reflected in the interest income for loans.
•	Interest income on loans includes loan fees net of loan costs, of $(645) thousand, $(714) thousand, and $153 thousand, for the years ended December 31, 2009, 2008, and 2007, respectively.
•
Net interest income on a fully taxable equivalent basis, the most significant component of the Corporation’s earnings, is total interest income on a fully taxable equivalent basis less total interest expense. The level of net interest income on a fully taxable equivalent basis is determined by the mix and volume of interest earning assets, interest bearing deposits and borrowed funds, and changes in interest rates.

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

•
Interest income on a fully taxable equivalent basis includes the additional amount of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income. Interest income on municipal securities has been calculated on a fully taxable equivalent basis using a federal and state income tax blended rate of 40%. The appropriate tax equivalent adjustments to interest income were $1.1 million, $999 thousand, and $823 thousand, for the years ended December 31, 2009, 2008, and 2007, respectively.

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
Net Interest Income Changes Due to Volume and Rates ($ in 000’s):

	2009 Changes from 2008			2008 Changes from 2007
	Net	Due to	Due to	Net	Due to	Due to
	Change	Rate	Volume	Change	Rate	Volume
Interest earning assets:
Interest bearing due from banks	$(278)	$(781)	$503	$(2,490)	$(1,067)	$(1,423)
Reverse repurchase agreements	$(148)	$—	$(148)	$(263)	$(86)	$(177)
Federal funds	$(701)	$(354)	$(347)	$(1,787)	$(1,019)	$(768)
Non taxable investment securities — FTE	$94	$44	$50	$406	$(89)	$495
Taxable investment securities	$(969)	$(600)	$(369)	$202	$7	$195
Loans (gross)	$(6,771)	$(8,353)	$1,582	$(8,395)	$(14,401)	$6,006

TOTAL	(8,773)	(10,044)	1,271	(12,327)	(16,655)	4,328

Interest bearing liabilities:
Interest bearing DDA	$(606)	$(947)	$341	$(426)	$(703)	$277
Savings deposits	$(6,250)	$(5,806)	$(444)	$(9,891)	$(10,471)	$580
CDs under $100	$(882)	$(784)	$(98)	$(831)	$(613)	$(218)
CDs over $100	$(646)	$(1,547)	$901	$(1,609)	$(1,318)	$(291)
Individual retirement accounts	$(168)	$(213)	$45	$(111)	$(161)	$50
Repurchase agreements and other short-term secured borrowings	$(362)	$(455)	$93	$(1,534)	$(1,636)	$102
FHLB advances	$(193)	$—	$(193)	$(270)	$(186)	$(84)
Short-term debt	$105	$1	$104	$16	$—	$16
Subordinated debt	$(134)	$(134)	$—	$(151)	$(151)	$—
Long term debt	$—	$—	$—	$(7)	$(7)	$—

TOTAL	$(9,136)	$(9,885)	$749	$(14,814)	$(15,246)	$432

Net change in net interest income	$363	$(159)	$522	$2,487	$(1,409)	$3,896

Provision for Loan Losses
The amount charged to the provision for loan losses by the Bank is based on management’s evaluation as to the amounts required to maintain an allowance adequate to provide for probable incurred losses inherent in the loan portfolio. The level of this allowance is dependent upon the total amount of past due and non-performing loans, general economic conditions and management’s assessment of probable incurred losses based upon internal credit evaluations of loan portfolios and particular loans. Loans are principally to borrowers in central Indiana. The following table details the components of loan loss reserve as of December 31, ($ in 000’s):

	2009	2008	2007	2006	2005
Beginning of Period	$12,847	$9,453	$8,513	$8,346	$7,796
Provision for loan losses	11,905	7,400	904	1,086	2,085

Chargeoffs
Commercial	2,603	1,697	228	1,094	1,318
Commercial Real Estate	6,150	1,126	—	191	—
Residential Mortgage	864	1,360	600	121	447
Consumer	21	64	50	51	5
Credit Cards	84	97	4	28	50
Construction	1,710	49	—	—	—

	11,432	4,393	882	1,485	1,820

Recoveries
Commercial	343	187	814	412	259
Residential Mortgage	20	174	67	154	26
Consumer	—	1	6	—	—
Credit Cards	33	25	31	—	—

	396	387	918	566	285

End of Period	$13,716	$12,847	$9,453	$8,513	$8,346

Allowance as a % of Loans	1.59%	1.42%	1.14%	1.14%	1.22%
2009 compared with 2008
The provision for loan losses was $11.9 million for 2009 compared to $7.4 million for 2008. The increase in the provision for loan losses for 2009 as compared to 2008 is due to increased charge offs and a higher level of special mention and classified loans as compared to the same period in 2008 due to the overall decline in the economy and the sharp decline in real estate values. These chargeoffs relate to specific commercial loans, commercial real estate loans, and construction loans. Management does not believe that these chargeoffs are indicative of systematic problems with the loan portfolio. Based on management’s risk assessment and evaluation of the probable incurred losses of the loan portfolio, management believes that the current allowance for loan losses is adequate to provide for probable incurred losses in the loan portfolio.
2008 compared with 2007
The provision for loan losses was $7.4 million for 2008 compared to $904 thousand for 2007. The increase in the provision for loan losses for 2008 as compared to 2007 is due to loan growth, increased charge offs, and a higher level of special mention and classified loans as compared to the same period in 2007 due to the overall decline in the economy and the sharp decline in real estate values. These chargeoffs relate to specific commercial loans, commercial real estate loans, and residential mortgage loans. Management does not believe that these chargeoffs are indicative of systematic problems with the loan portfolio. Based on management’s risk assessment and evaluation of the probable incurred losses of the loan portfolio, management believes that the current allowance for loan losses is adequate to provide for probable incurred losses in the loan portfolio.

Other Operating Income
The following table details the components of other operating income for the years ended December 31, ($ in 000’s):

	2009	2008	$ Change	% Change	2008	2007	$ Change	% Change
Wealth management fees	$4,917	$5,048	$(131)	-2.6%	$5,048	$4,547	$501	11.0%
Service charges and fees on deposit accounts	3,113	2,484	629	25.3%	2,484	1,818	$666	36.6%
Rental income	321	575	(254)	-44.2%	575	597	$(22)	-3.7%
Mortgage banking income	1,576	62	1,514	2,441.9%	62	329	$(267)	-81.2%
Interchange income	1,007	877	130	14.8%	877	678	$199	29.4%
Other income	1,969	2,158	(189)	-8.8%	2,158	1,865	$293	15.7%

Total other operating income	$12,903	$11,204	$1,699	15.2%	$11,204	$9,834	$1,370	13.9%

2009 compared with 2008
Other operating income increased for 2009 compared to 2008. There are several factors that contribute to the overall increase.
Wealth Management fees decreased for 2009 compared to 2008. The decrease is attributable to the overall decline in the stock market. Partially offsetting the decrease is an increase in estate administration fees and fees collected for tax return preparation.
Service charges and fees on deposit accounts increased for 2009 compared to 2008. The increase is primarily attributable to an increase in service charges collected for DDA business and non-profit accounts due to a lower earnings credit rate in 2009 compared to 2008. The increase is partially offset by a decrease in overdraft and NSF fees.
Building rental income decreased for 2009 compared to 2008. This was due to the bank occupying more space at the 4930 North Pennsylvania Street and 107 North Pennsylvania Street locations thus reducing the space available for tenants.
A net gain on mortgage loan sales of $1.6 million was recorded in 2009 as compared to a net gain of $499 thousand in 2008. Mortgage loan originations were in excess of $96.0 million with sales in excess of $70.9 million to the secondary market in 2009. Additionally, the write down of the fair value of mortgage servicing rights (“MSRs”) decreased for 2009 as compared to 2008. The Corporation recorded a write down of $334 thousand for 2009 as compared to a write down of $715 thousand for 2008.
When a mortgage loan is sold and the MSRs are retained, the MSRs are recorded as an asset on the balance sheet. The value of the MSRs is sensitive to changes in interest rates. In a declining interest rate environment, mortgage loan refinancings generally increase, causing actual and expected loan prepayments to increase, which decreases the value of existing MSR’s. Conversely, as interest rates rise, mortgage loan refinancings generally decline, causing actual and expected loan prepayments to decrease, which increases the value of the MSRs.

Interchange income increased for 2009 compared to 2008. The increase is attributable to higher transaction volumes for debit cards and credit cards in 2009 compared to 2008.
Other income decreased for 2009 compared to 2008. The decrease is primarily due to a decrease in prepayment penalties collected, bank owned life insurance income, documentation fees, and Dreyfus money market funds sweep fees. The decrease is partially offset by an increase for income collected for a participation fee.
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
Mortgage banking income decreased for 2008 compared to 2007. The decrease is due to a write down of the fair value of MSRs of $715 thousand in 2008 compared to $145 thousand in 2007. Offsetting this decrease was an increase in the net gain on the sale of mortgage loans. A net gain of $499 thousand was recorded in 2008 as compared to a net gain of $205 thousand in 2007. Mortgage originations were in excess of $56.0 million with sales in excess of $40.6 million to the secondary market in 2008 as compared to mortgage originations in excess of $29.0 million with sales in excess of $15.2 million to the secondary market in 2007. When a mortgage loan is sold and the MSRs are retained, the MSR is recorded as an asset on the balance sheet. The value of MSRs is sensitive to changes in interest rates. In a declining interest rate environment, mortgage loan refinancings generally increase, causing actual and expected loan prepayments to increase, which decreases the value of existing MSRs. Conversely, as interest rates rise, mortgage loan refinancings generally decline, causing actual and expected loan prepayments to decrease, which increases the values of the MSRs.
Interchange income increased for 2008 compared to 2007. The increase is attributable to higher transaction volumes for debit and credit cards in 2008 as compared to 2007 and a reduction in cash back rewards expense for 2008 as compared to 2007.
Other income increased for 2008 compared to 2007. The increase is primarily due to an increase in letter of credit fees, application fees, credit card merchant fees, sweep fees for Dreyfus money market funds, as well as prepayment penalties and late fees collected. The increase is offset by a decrease in documentation fees, other miscellaneous income, and Bank Owned Life Insurance (“BOLI”) income.

Other Operating Expenses
The following table details the components of other operating expenses for the years ended December 31, ($ in 000’s):

	2009	2008	$ Change	% Change	2008	2007	$ Change	% Change
Salaries, wages and employee benefits	$21,332	$19,172	$2,160	11.3%	$19,172	$19,098	$74	0.4%
Occupancy	2,441	2,081	360	17.3%	2,081	1,791	$290	16.2%
Furniture and equipment	1,359	1,428	(69)	-4.8%	1,428	1,241	$187	15.1%
Professional services	1,873	1,971	(98)	-5.0%	1,971	1,800	$171	9.5%
Data processing	2,752	2,514	238	9.5%	2,514	2,200	$314	14.3%
Business development	1,531	1,526	5	0.3%	1,526	1,292	$234	18.1%
FDIC insurance	2,142	918	1,224	133.3%	918	99	$819	827.3%
Non performing assets	1,383	149	1,234	828.2%	149	109	$40	36.7%
Other	3,541	4,947	(1,406)	-28.4%	4,947	3,170	$1,777	56.1%

Total other operating expenses	$38,354	$34,706	$3,648	10.5%	$34,706	$30,800	$3,906	12.7%

2009 compared with 2008
Other operating expenses increased for 2009 compared to 2008. There are several factors that contribute to the overall increase.
Salaries, wages and employee benefits increased for 2009 compared to 2008. The increase is the result of increased salary expense and group medical and dental benefits. Salary expense, which includes restricted stock expense, increased due to an increase in full-time equivalent employees of 20 from 241 in 2008 to 261 in 2009. Also contributing to the increase was additional restricted stock expense due to grants to officers of the Bank during the second quarter of 2009. Group medical and dental benefits increased due to the increase in employees as well as due to higher costs in 2009.
Occupancy expense increased for 2009 compared to 2008. The increase is due to an increase in building rental expense for the lockbox processing center/disaster site, building and improvements depreciation expense due to the opening of the banking center located at 2410 Harleston Street in November 2008, real estate tax expense, lawn maintenance, janitorial and trash expense, and utilities.
Furniture and equipment expense decreased for 2009 compared to 2008. This decrease is due to a decrease in furniture, fixture, and equipment purchased and expensed for $500 and depreciation for furniture, fixture, and equipment due to older assets being fully depreciated. This decrease is partially offset by an increase in depreciation expense associated with computer equipment for the new banking center at 2410 Harleston Street.
Professional services expense decreased for 2009 compared to 2008. The decrease is due to a decrease in courier service, accounting fees, advertising agency fees, and consulting fees. The decrease is partially offset by an increase in design services.
Data processing expenses increased for 2009 compared to 2008. The increase is due to an increase in bill payment services, ATM/debit cards, credit cards, remote deposit capture fees, and increased service bureau fees related to increased transaction activity by the Bank. The increase is partially offset by a decrease in fiduciary income tax preparation for wealth management accounts and mutual fund expense due to an overall decline in market values.

Business development expenses increased for 2009 compared to 2008. The increase is due to an increase in advertising, customer entertainment, sales and product literature, public relations, and direct mail campaign. The increase is partially offset by a decrease in customer relations, customer promotion and premium items, and grand opening expense.
FDIC insurance increased for 2009 compared to 2008. The increase is due to an overall increase in the assessment by the FDIC effective January 1, 2009, as well as a special assessment of $557 thousand paid by the Corporation during 2009. Effective April 1, 2009, insurance assessments range from 0.07% to 0.78%, depending on the institution’s risk classifications, as well as its unsecured debt, secured liability and brokered deposits.
Non performing assets expenses increased for 2009 compared to 2008. This is due to an increase in expense related to other real estate owned by the Corporation, such as real estate taxes, lawn maintenance, and appraisal fees as well as the write down of the carrying value of real estate owned.
Other expenses decreased for 2009 compared to 2008. During 2008, a non-recurring charge of $1.4 million related to certain deposit accounts and a charge of $94 thousand related to certain wealth management accounts was recorded. Also contributing to the decrease is lower expense related to conferences and conventions, personal property taxes, and charitable contributions. The overall decrease is partially offset by a loss of $40 thousand as a result of the Heartland Payment Systems credit card software compromise and a charge of $50 thousand related to certain deposit accounts.
2008 compared with 2007
Other operating expenses increased for 2008 compared to 2007. There are several factors that contribute to the overall increase.
Salaries, wages and employee benefits increased for 2008 compared to 2007. The increase is the result of annual merit increases for many employees, increased costs relating to group medical benefits, and 401(k) contributions, as well as, additional salary expense and benefits associated with the increase in full-time equivalent employees to 241 in 2008 from 217 in 2007. This increase is partially offset by the effect of accounting for direct loan origination costs and a decrease in expense relating to the performance bonus and the associated employer FICA tax on the performance bonus for 2008 compared to 2007 because no performance bonus was earned in 2008.
Occupancy expense increased for 2008 compared to 2007. The increase is due to increased real estate taxes and the purchase of land located at the 2410 Harleston Street in June 2007 and the purchase of the land at 2714 East 146th Street in March 2008. In addition, leasehold improvements expense and building rental expense increased due to the opening of a new lockbox processing center/disaster site in January 2008. Snow removal costs, electrical expense, janitorial and trash service, and building utilities were higher in 2008 compared to 2007. The increase is partially offset by a decrease in other miscellaneous expense and property repairs and maintenance in 2008.
Furniture and equipment expense increased for 2008 compared to 2007. The increase is due to an increase in depreciation expense for furniture, fixtures, and equipment, computer equipment, and maintenance contracts as a result of the January 2008 opening of the new banking center located at 2714 East 146th Street, the November 2008 opening of the new banking center located at 2410 Harleston Street, as well as the opening of the new lockbox processing center/disaster site in January 2008.

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
Non performing assets expenses increased for 2008 compared to 2007. This is due to an increase in expense related to other real estate owned by the Corporation, such as real estate taxes, lawn maintenance, and appraisal fees. The increase is partially offset by a gain on sale of repossessions.
Other expenses increased for 2008 compared to 2007 due to an increase in telephone expense, postage, ATM surcharges refunded, and correspondent bank charges. Also contributing to the increase was a non-recurring charge in the first quarter of $1.4 million related to certain deposit accounts and a non-recurring charge in the second quarter of $94 thousand related to certain wealth management accounts. The increase is partially offset by a decrease in office supplies, other miscellaneous expense and credit card losses.
Tax (Benefit)/Expense
The Corporation applies a federal income tax rate of 34% and a state tax rate of 8.5% in the computation of tax expense. The provision for income taxes consisted of the following for the years ended December 31, ($ in 000’s):

	2009	2008	2007

Current tax (benefit) expense	$(405)	$3,155	$4,181
Deferred tax (benefit) expense	(845)	1,913	(325)

	$(1,250)	$1,242	$3,856

The statutory tax rate reconciliation is as follows for the years ended December 31, ($ in 000’s):

	2009	2008	2007

Income (loss) before provision for income tax	$(1,138)	$5,026	$11,747

Tax expense (benefit) at federal statutory rate	$(387)	$1,709	$3,994

Increase (decrease) in taxes resulting from:
State income taxes	(92)	203	603
Tax-exempt interest	(716)	(685)	(558)
Other	(55)	15	(183)

	$(1,250)	$1,242	$3,856

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
The components of the Corporation’s net deferred tax assets in the consolidated balance sheet as of December 31, are as follows ($ in 000’s):

	2009	2008
Deferred tax assets:
Allowance for loan losses	$5,364	$5,025
Equity based compensation	1,841	1,193
Accrued contingencies	391	391
Other	693	508

Total deferred tax assets	8,289	7,117
Deferred tax liabilities:
Mortgage servicing rights	(570)	(418)
Net unrealized gain on securities	—	(537)
Other	(586)	(413)

Total deferred tax liabilities	(1,156)	(1,368)

Net deferred tax assets	$7,133	$5,749

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

Liquidity and Interest Rate Sensitivity
The Corporation must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Maintaining an adequate liquidity position is accomplished through the management of the liquid assets — those which can be converted into cash — and access to additional sources of funds. The Corporation must monitor its liquidity ratios as established by ALCO. In addition, the Corporation has established a contingency funding plan to address liquidity needs in the event of depressed economic conditions. The liquidity position is continually monitored and reviewed by ALCO.
The Corporation has many sources of funds available, they include: cash and due from Federal Reserve, overnight federal funds sold, investments available for sale, maturity of investments held for sale, deposits, Federal Home Loan Bank (“FHLB”) advances, and issuance of debt. During 2009, deposits were the most significant source of funds while purchases of investment securities were the most significant use of funds. During 2008, issuance of short-term debt provided the most significant funding source while loans were the most significant use of funds. During 2007, deposits were the most significant source of funding while loans were the most significant use of funds.
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
On August 31, 2009, U.S. Bank renewed the revolving loan agreement which will mature on August 31, 2010. As part of the renewal of the revolving loan agreement, U.S. Bank reduced the revolving loan amount from $5 million to $2 million. Of the $4.1 million outstanding, $3 million was moved to a separate one-year term facility with principal payments of $62 thousand and interest payments due quarterly. Under the terms of the one-year facility, the Corporation pays prime plus 1.25% which equated to 4.50% at December 31, 2009.
Under the terms of the revolving loan agreement, the Corporation paid prime minus 1.25% which equated to 2.00% through August 31, 2009, and interest payments were due quarterly. Beginning September 1, 2009, the Corporation pays prime plus 1.25% which equated to 4.50% at December 31, 2009, and interest payments are due quarterly. In addition, beginning October 1, 2009, U.S. Bank assessed a 0.25% fee on the unused portion of the revolving line of credit.
The loan agreements contain various financial and non-financial covenants. The Bank was in violation of the following covenants as of December 31, 2009.

Covenants	U.S. Bank Policy	Actual
Non-performing assets to total loans	< 2.65%	2.70%
Return on assets	not < 0.30%	0.19%
Loan loss reserve to non-performing loans	not ≤ 100%	90.80%

At this time, U.S. Bank has not indicated an intention to exercise any of its remedies available under the credit facility as a result of the Corporation’s covenant violation. The remedies available to U.S. Bank are: make the note immediately due and payable; termination of the obligation to extend further credit; and/or invoke default interest of 3.0% over current interest rate. Management does not believe the impact of any of these remedies would have a material impact on the Corporation’s results of operation or financial position and is currently discussing a waiver for these covenant violations with U.S. Bank.
Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as available for sale, and maturing loans. Due from the Federal Reserve represented the Corporation’s primary source of immediate liquidity and averaged approximately $91 million for the year ended December 31, 2009. During the years ended December 31, 2008 and 2007, respectively, federal funds sold represented the Corporation’s primary source of immediate liquidity and averaged approximately $31.5 million and $52.4 million. The Corporation believes these balances are maintained at a level adequate to meet immediate needs. Reverse repurchase agreements may serve as a source of liquidity, but are primarily used as collateral for customer balances in overnight repurchase agreements. Maturities in the Corporation’s loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.
The Corporation’s management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation’s liquidity position.
The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At December 31, 2009, the Corporation’s rate sensitive liabilities exceeded rate sensitive assets due within one year by $60.8 million. At December 31, 2008, the Corporation’s rate sensitive liabilities exceeded rate sensitive assets due within one year by $103.7 million.
The purpose of the Bank’s Investment Committee is to manage and balance interest rate risk of the investment portfolio, to provide a readily available source of liquidity to cover deposit runoff and loan growth, and to provide a portfolio of safe, secure assets of high quality that generate a supplemental source of income in concert with the overall asset/liability policies and strategies of the Bank.
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
All mortgage-related securities must pass the FFIEC stress test. This stress test determines if price volatility under a 200 basis point interest rate shock for each security exceeds a benchmark 30 year mortgage-backed security. If the security fails the test, it is considered high risk and the Bank will not purchase it. All mortgage-related securities purchased and included in the investment portfolio will be subject to the FFIEC test as of December 31 each year to determine if they have become high risk holdings. If a mortgage-related security becomes high risk, it will be evaluated by the Bank’s Investment Committee to determine if the security should be liquidated. At December 31, 2009, and 2008, the Bank did not hold any high risk mortgage-related securities.

The Bank’s investment portfolio also consists of bank-qualified municipal securities. Municipal securities purchased are limited to the first four (4) investment grades of the rating agencies. The grade is reviewed each December 31 to verify that the grade has not deteriorated below the first four (4) investment grades. The Bank may purchase non-rated general obligation municipals, but the credit strength of the municipality must be evaluated by the Bank’s Credit Department. Generally, municipal securities from each issuer will be limited to $2 million, never to exceed 10% of the Bank’s tier 1 capital and will not have a stated final maturity date of greater than fifteen (15) years.
The fully taxable equivalent (“FTE”) average yield on the Bank’s investment portfolio is as follows for the years ended December 31,

	2009	2008	2007

U.S. Treasuries	1.09%	3.59%	4.81%
U.S. Government agencies	3.42%	4.32%	4.25%
Collateralized mortgage obligations	3.28%	3.46%	3.50%
Municipals	5.60%	5.52%	5.71%
Other securities	0.39%	2.78%	4.91%
With the exception of securities of the U.S. Government and U.S. Government agencies and corporations, the Corporation had no other securities with a book or market value greater than 10% of shareholders’ equity as of December 31, 2009, 2008, and 2007.

The following is a summary of available-for-sale securities and held-to-maturity securities as of December 31, ($ in 000’s):

	Available-for-Sale Securities
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
2009
U.S. Treasury securities	$506	$—	$—	$506
U.S. Government agencies	66,795	97	102	66,790

	$67,301	$97	$102	$67,296

2008
U.S. Treasury securities	$494	$5	$—	$499
U.S. Government agencies	55,109	1,369	—	56,478

	$55,603	$1,374	—	$56,977

2007
U.S. Treasury securities	$1,504	$10	$—	$1,514
U.S. Government agencies	60,000	889	138	60,751
Collateralized mortgage obligations	3	—	—	3

	$61,507	$899	$138	$62,268

	Held-to-Maturity Securities
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
2009
Municipals	$54,913	$1,805	$47	$56,671
Collateralized mortgage obligations, residential	30,124	29	232	29,921
Mortgage backed securities, residential	9,735	111	—	9,846
Other securities	150	—	—	150

	$94,922	$1,945	$279	$96,588

2008
Municipals	$56,874	$213	$800	$56,287
Collateralized mortgage obligations, residential	8,825	12	—	8,837
Mortgage backed securities, residential	17,693	45	66	17,672
Other securities	175	—	—	175

	$83,567	$270	$866	$82,971

2007
Municipals	$46,257	$554	$12	$46,799
Collateralized mortgage obligations, residential	20,535	—	209	20,326
Mortgage backed securities, residential	4,764	—	53	4,711
Other securities	200	—	1	199

	$71,756	$554	$275	$72,035

The Corporation held 21 investment securities as of December 31, 2009, of which the amortized cost was greater than fair value. Management does not believe any individual unrealized loss as of December 31, 2009, represents an other than temporary impairment. The Corporation does not intend to sell these securities and it is not more likely than not that the Corporation will be required to sell these securities prior to their anticipated recovery to amortized cost.

The unrealized losses for investments classified as available-for-sale are attributable to changes in interest rates and individually are 0.87% or less of the respective amortized costs. The largest unrealized loss relates to one security issued by the Federal Home Loan Bank (“FHLB’). Given this investment is backed by the U.S. Government and its agencies, there is no credit risk.
The unrealized losses for investments classified as held-to-maturity are attributable to changes in interest rates and/or economic environment and individually were 5.0% or less of their respective amortized costs. The unrealized losses relate primarily to residential collateralized mortgage obligations and securities issued by various municipalities. The residential collateralized mortgage obligations were purchased in September 2009. Prepayments increased due to a decline in long-term interest rates from the time of the investment purchases and December 31, 2009, which affects the fair value of residential collateralized mortgage obligations. All residential collateralized mortgage obligations are backed by the U.S. Government and its agencies and represent no credit risk. The majority of securities issued by various municipalities that have an unrealized loss were purchased during 2005 and first quarter of 2006 when rates were lower. The largest unrealized loss relates to one municipal that was purchased February 2006. The credit rating of the individual municipalities is assessed monthly. As of December 31, 2009, all but five of the municipal debt securities were rated BBB or better (as a result of insurance of the underlying rating on the bond). These five municipal debt securities have no underlying rating. Credit reviews of the municipalities have been conducted. As a result, we have determined that all of our non-rated debt securities would be a rated a “pass” asset and thus classified as an investment grade security. All interest payments are current for all municipal securities and management expects all to be collected in accordance with contractual terms.
The following table ($ in 000’s) shows the carrying value and weighted-average yield of investment securities at December 31, 2009, by contractual maturity. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call and/or prepay obligations prior to maturity. Collateralized mortgage obligations and mortgage backed securities are allocated based on the average life at December 31, 2009.

	Available-for-Sale Securities
					Weighted-
	Within	1 to 5	5 to 15		Average
	1 Year	Years	Years	Total	Yield

U.S. Treasury securities	$506	$—	$—	$506	0.38%
U.S. Government agencies	28,868	37,922	—	66,790	1.62%

Fair value	$29,374	$37,922	$—	$67,296

Weighted-average yield	1.64%	1.59%		1.61%

	Held-to-Maturity Securities
					Weighted-
	Within	1 to 5	5 to 15		Average
	1 Year	Years	Years	Total	Yield

Muncipals — FTE	$9,675	$12,891	$32,347	$54,913	5.72%
Collateralized mortgage obligations, residential	6,697	17,656	5,771	30,124	3.89%
Mortgage backed securities, residential	7,801	1,934	—	9,735	3.71%
Other securities	25	125	—	150	4.27%

Amortized cost	$24,198	$32,606	$38,118	$94,922

Weighted-average yield — FTE	4.51%	4.53%	5.54%	4.93%

Investment securities with a carrying value of approximately $83 million and $51 million at December 31, 2009, and 2008, respectively, were pledged as collateral for Wealth Management accounts and securities sold under agreements to repurchase.
As part of managing liquidity, the Corporation monitors its loan to deposit ratio on a daily basis. At December 31, 2009, the ratio was 82.2 percent and as of December 31, 2008, the ratio was 93.6 percent, which is within the Corporation’s acceptable range.
The following table shows the composition of the Bank’s loan portfolio as of December 31, ($ in 000’s):

	2009		2008		2007		2006		2005
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
TYPES OF LOANS
Commercial	$273,117	31.6%	$307,409	34.0%	$279,109	33.6%	$253,745	33.9%	$234,216	34.3%
Construction	75,615	8.7%	83,822	9.3%	82,581	9.9%	57,083	7.7%	50,173	7.3%
Commercial Mortgage	232,841	26.9%	217,445	24.0%	175,027	21.1%	164,256	22.1%	156,108	22.8%
Residential Mortgage	254,722	29.5%	260,354	28.8%	243,015	29.3%	217,170	29.2%	196,045	28.6%
Consumer	24,488	2.8%	31,833	3.5%	47,550	5.7%	49,575	6.7%	45,188	6.6%
Credit Cards	3,939	0.5%	3,344	0.4%	3,046	0.4%	2,709	0.4%	2,737	0.4%

Other	—	0.0%	—	0.0%	—	0.0%	—	0.0%	20	0.0%

Total — Gross	$864,722	100.0%	$904,207	100.0%	$830,328	100.0%	$744,538	100.0%	$684,487	100.0%

Allowance	(13,716)		(12,847)		(9,453)		(8,513)		(8,346)

Total — Net	$851,006		$891,360		$820,875		$736,025		$676,141

The following table shows the composition of the commercial loan category by industry type as of December 31, ($ in $000’s):

	2009		2008		2007		2006		2005
Type	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Agriculture, Foresty & Fishing	$355	0.1%	$369	0.1%	$307	0.1%	$355	0.1%	$1,136	0.5%
Mining	5,162	1.9%	6,947	2.3%	5,136	1.8%	5,123	2.0%	2,574	1.1%
Utilities	27	0.0%	31	0.0%	28	0.0%	—	0.0%	—	0.0%
Construction	7,593	2.8%	14,417	4.7%	10,885	3.9%	9,367	3.7%	9,527	4.1%
Manufacturing	41,814	15.3%	38,979	12.7%	43,067	15.4%	46,982	18.5%	37,988	16.2%
Wholesale Trade	38,428	14.1%	37,627	12.2%	40,889	14.6%	30,421	12.0%	30,850	13.2%
Retail Trade	6,391	2.3%	6,025	2.0%	7,257	2.6%	7,090	2.8%	4,330	1.9%
Transportation	17,479	6.4%	18,045	5.9%	16,635	6.0%	9,617	3.8%	7,793	3.3%
Information	737	0.3%	123	0.0%	140	0.0%	606	0.2%	945	0.4%
Finance & Insurance	10,952	4.0%	10,667	3.5%	6,866	2.5%	5,050	2.0%	3,845	1.6%
Real Estate and Rental & Leasing	50,336	18.5%	58,624	18.9%	44,657	16.0%	52,833	20.8%	47,627	20.2%
Professional, Scientific & Technical Services	31,217	11.4%	39,809	13.0%	37,345	13.4%	30,146	11.9%	31,565	13.5%
Management of Companies & Enterprises	1,803	0.7%	2,521	0.8%	2,652	1.0%	3,928	1.6%	1,576	0.7%
Administrative and Support, Waste Management & Remediation Services	1,857	0.7%	2,367	0.8%	2,428	0.9%	2,453	1.0%	1,476	0.6%
Educational Services	3,359	1.2%	4,919	1.6%	4,270	1.5%	5,160	2.0%	4,384	1.9%
Health Care & Social Assistance	29,278	10.7%	32,063	10.4%	26,264	9.4%	25,160	9.9%	19,494	8.3%
Arts, Entertainment & Recreation	2,704	1.0%	3,013	1.0%	2,093	0.8%	1,678	0.7%	1,759	0.8%
Accommodation & Food Services	3,059	1.1%	3,627	1.2%	3,908	1.4%	6,777	2.7%	6,842	2.9%
Other Services	20,566	7.5%	27,236	8.9%	24,282	8.7%	10,999	4.3%	20,505	8.8%

	$273,117	100.0%	$307,409	100.0%	$279,109	100.0%	$253,745	100.0%	$234,216	100.0%

The following table shows the composition of the Bank’s deposit portfolio as of December 31, ($ in 000’s):

	2009		2008		2007
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
TYPES OF DEPOSITS
Demand	$192,705	22.86%	$178,656	23.75%	$180,590	22.30%
MMDA/Savings	650,353	77.14%	573,679	76.25%	629,342	77.70%

Total Demand Deposits	843,058	100.00%	752,335	100.00%	809,932	100.00%

CDs < $100,000	62,769	30.03%	63,590	29.77%	71,503	36.70%
CDs > $100,000	124,085	59.37%	131,426	61.52%	104,238	53.50%
Individual Retirement Accounts	22,153	10.60%	18,615	8.71%	19,089	9.80%

Total Certificates of Deposit	209,007	100.00%	213,631	100.00%	194,830	100.00%

Total Deposits	$1,052,065		$965,966		$1,004,762

The following table ($ in 000’s) illustrates the projected maturities and the repricing mechanisms of the major asset/liabilities categories of the Corporation as of December 31, 2009, based on certain assumptions. Prepayment rate assumptions have been made for the residential loans secured by real estate portfolio. Maturity and repricing dates for investments have been projected by applying the assumptions set forth below to contractual maturity and repricing dates. A 12% run off assumption is used for Demand Deposits.

	0 – 180	181 – 365	1 – 2	2 – 3	3 – 5	5 +	Non-interest
	days	days	years	years	years	years	Earning	Total

Interest Earning Assets:
Cash and due from banks	$149,375	—	—	—	—	—	—	$149,375
Reverse repurchase agreements	1,000							1,000
Federal funds sold	1,242							1,242
Investments	19,360	34,212	23,052	32,695	14,781	38,118	—	162,218
Federal reserve and FHLB stock	2,188	—	—	—	—	962	—	3,150
Loans
Commercial & Industrial
Fixed	16,952	5,562	16,167	9,648	10,703	4,858	734	64,624
Variable	204,488	212	489	336	25	—	2,943	208,493
Construction	53,769	4	154	—	775	—	2,305	57,007
Commercial Loans Secured by Real Estate
Fixed	7,840	15,205	19,571	16,689	27,293	17,343	716	104,657
Variable	108,148	4,529	5,303	787	2,093	—	7,324	128,184
Residential Loans Secured by Real Estate
Fixed	54,315	21,248	19,014	6,158	2,725	411	500	104,371
Variable	137,670	9,524	7,738	5,467	6,830	1,153	577	168,959
Other
Fixed	1,325	760	1,414	1,099	1,981	—	—	6,579
Variable	21,848	—	—	—	—	—	—	21,848

Total Interest Earning Assets	$779,520	$91,256	$92,902	$72,879	$67,206	$62,845	$15,099	$1,181,707

Non-Interest Earning Assets							51,923	51,923

Total Assets	$779,520	$91,256	$92,902	$72,879	$67,206	$62,845	$67,022	$1,233,630

Interest Bearing Liabilities:
Demand Deposits	$11,234	$10,704	$19,566	$17,343	$28,998	$104,860	$—	$192,705
Interest Bearing Demand	200,831							200,831
Savings Deposits	21,667							21,667
Money Market Accounts	427,855							427,855
Certificate of Deposits	35,359	24,182	7,490	3,046	5,298	1,694	—	77,069
Jumbo CDs	67,050	46,258	11,907	2,519	3,182	1,022		131,938
Repurchase agreements and other short-term secured borrowings	75,643	1,650	4,021					81,314
Short-term debt	126	4,012						4,138
Subordinated Debt	5,000							5,000
Company obligated mandatorily redeemable preferred capital securities of subsidiary trust holding solely the junior subordinated debentures of the parent company						13,918		13,918

Total Interest Bearing Liabilities	$844,765	$86,806	$42,984	$22,908	$37,478	$121,494	$—	$1,156,435

Non-Interest Bearing Liabilities							4,164	4,164

Equity							73,031	73,031

Total Liabilities & Shareholders’ Equity	$844,765	$86,806	$42,984	$22,908	$37,478	$121,494	$77,195	$1,233,630

Interest Sensitivy Gap per Period	$(65,245)	$4,450	$49,918	$49,971	$29,728	$(58,649)	$(10,173)

Cumulative Interest Sensitivity Gap	$(65,245)	$(60,795)	$(10,877)	$39,094	$68,822	$10,173	$—

Interest Sensitivity Gap as a Percentage of Earning Assets	-5.59%	0.38%	4.28%	4.28%	2.55%	-5.03%	-0.87%

Cumulative Sensitivity Gap as a Percentage of Earning Assets	-5.59%	-5.21%	-0.93%	3.35%	5.90%	0.87%	0.00%
Of the $67.1 million Jumbo CDs maturing in 0 — 180 days, $41.7 million will mature in three months or less.

Contractual Obligations
The following table ($ in 000’s) presents, as of December 31, 2009, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced notes to the Consolidated Financial Statements under Item 8 of this report.

	Payments Due In
	Note	Less than One	One to Two	Three to Five	Over Five
	Reference	Year	Years	Years	Years	Total
Deposits without a stated maturity(a)		$843,058	$—	$—	$—	$843,058
Consumer certificates of deposits(a)	9	172,849	24,962	8,480	2,716	209,007
Revolving line of credit(a)	10	4,200	—	—	—	4,200
Security repurchase agreements and other secured short-term borrowings(a)	10	77,293	4,021	—	—	81,314
Long-term debt(a)	5,10	—	—	—	18,918	18,918
Operating leases	7	398	702	678	1,001	2,779

(a)	Excludes Interest
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

Mortgage Servicing Assets
Mortgage servicing rights are recognized separately when they are acquired through sales of loans. Capitalized mortgage servicing rights are reported in other assets. When mortgage loans are sold, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. The Corporation obtains fair value estimates from an independent third party and compares significant valuation model inputs to published industry data in order to validate the model assumptions and results.
Under the fair value measurement method, the Corporation measures servicing rights at fair value at each reporting date and reports changes in fair value of servicing assets in earnings in the period in which the changes occur, and these changes are included in mortgage banking income on the income statement. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.
Investment Securities Valuation
When the Corporation classifies debt securities as held-to-maturity, it has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a component of other comprehensive income. Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.
The Corporation obtains fair values from a third party on a monthly basis in order to adjust the available-for-sale securities to fair value. Equity securities that do not have readily determinable fair values are carried at cost. When other-than-temporary-impairment (“OTTI”) occurs, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. In determining whether a market value decline is other-than-temporary, management considers the reason for the decline, the extent of the decline and the duration of the decline. Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

Allowance for Loan Losses
The allowance for loan losses is a valuation allowance for probable incurred credit losses. The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance for loan losses.
Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.
Within the allowance, there are specific and general loss components. The specific loss component is assessed for non-homogeneous loans that management believes to be impaired. Loans are considered to be impaired when it is determined that the obligor will not pay all contractual principal and interest due. For loans determined to be impaired, the loan’s carrying value is compared to its fair value using one of the following fair value measurement techniques: present value of expected future cash flows, observable market price, or fair value of the associated collateral less costs to sell. An allowance is established when the fair value is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors. These loans are segregated by major product type and/or risk grade with an estimated loss ratio applied against each product type and/or risk grade. The loss ratio is generally based upon historic loss experience for each loan type as adjusted for certain environmental factors management believes to be relevant.
It is the policy of the Corporation to promptly charge off any commercial loan, or portion thereof, which is deemed to be uncollectible. This includes, but is not limited to, any loan rated “Loss” by the regulatory authorities. Impaired commercial credits are considered on a case-by-case basis. An assessment of the adequacy of the allowance is performed on a quarterly basis. Management believes the allowance for loan losses is maintained at a level that is adequate to absorb probable incurred losses inherent in the loan portfolio.

The following table shows the dollar amount of the allowance for loan losses using management’s estimate by loan category as of December 31, ($ in $000’s):

	2009	2008	2007	2006	2005
Commercial	$4,155	$5,113	$3,422	$3,870	$4,204
Construction	2,443	1,650	1,381	448	404
Commercial Mortgage	3,836	2,378	1,724	1,529	1,319
Residential Mortgage	3,003	3,332	2,445	2,165	1,758
Consumer	53	262	400	410	586
Credit Card	189	61	74	73	74
Other	37	51	7	18	1

Total	$13,716	$12,847	$9,453	$8,513	$8,346

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
The following table presents a summary of non-performing loans as of December 31, ($ in 000’s):

	2009		2008		2007		2006		2005
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Commercial	$3,422	22.7%	$3,429	39.1%	$316	5.5%	$4,754	66.5%	$1,055	28.9%
Construction	2,305	15.3%	—	0.0%	1,466	25.4%	—	0.0%	—	0.0%
Commercial Mortgage	8,040	53.2%	3,085	35.2%	2,025	35.2%	1,220	17.1%	629	17.2%
Residential Mortgage	1,332	8.8%	2,243	25.5%	1,851	32.1%	1,039	14.5%	1,777	48.8%
Consumer	—	0.0%	17	0.2%	104	1.8%	139	1.9%	187	5.1%

Total	$15,099	100.0%	$8,774	100.0%	$5,762	100.0%	$7,152	100.0%	$3,648	100.0%

Loans 90 Days Past Due — Still Accruing	$7		$4		$27		$33		$—

Restructured due to troubled conditions of the borrower	$—		$—		$—		$—		$—
The primary reasons for the increase in the allowance for loan losses from December 31, 2008, to December 31, 2009, were:
•	an increase of $962 thousand in the allocation for classified loans not impaired due mainly to commercial mortgages and construction loan portfolios;
•	an increase of $1,683 thousand in the general allocation related largely to credit deterioration in commercial, commercial mortgages, and construction portfolios;
•	an increase of $35 thousand in the specific loan allocation;
•	a decrease of $1,379 thousand in the allocation of qualitative factors considered for the entire loan portfolio;
•	a decrease of $432 thousand for the allocation for special mention loans.

The following table presents a summary of non-performing loans as of December 31, ($ in 000’s):

	2009	2008	2007	2006	2005
Loan Type
Commercial
# of loans	11	25	4	9	12
Interest income recognized	$37	$140	$34	$188	$57
Additional interest income if loan had been accruing	$180	$148	$62	$138	$111

Commercial Construction
# of loans	3	—	1	—	—
Interest income recognized	$178	$—	$105	$—	$—
Additional interest income if loan had been accruing	$13	$—	$10	$—	$—

Commercial Mortgage
# of loans	8	5	3	1	3
Interest income recognized	$354	$110	$51	$18	$—
Additional interest income if loan had been accruing	$146	$122	$127	$10	$54

Consumer
# of loans	2	5	4	2	3
Interest income recognized	$—	$1	$1	$—	$—
Additional interest income if loan had been accruing	$—	$1	$20	$21	$22

Residential Mortgage
# of loans	27	17	15	23	20
Interest income recognized	$48	$73	$47	$12	$52
Additional interest income if loan had been accruing	$65	$72	$72	$80	$73

Credit cards
# of loans	2	3	6	—	—
Interest income recognized	$—	$—	$3	$—	$—
Additional interest income if loan had been accruing	$—	$—	$1	$—	$—

Restructured loans	$—	$—	$—	$—	$—

Capital Resources
The Corporation has a $2 million revolving line of credit and a $3 million one-year term loan with U.S. Bank. See “Liquidity and Interest Rate Sensitivity” section on page 37 for further discussion.
The Bank entered into a $5 million subordinated term loan agreement with Harris Trust and Savings Bank dated June 6, 2003. The first advance was made in the amount of $2 million on June 6, 2003. The second advance was made in the amount of $3 million on May 3, 2004. The final maturity date of the loan was June 6, 2012. The outstanding principal balance was due at maturity, prepayment of the principal balance was permitted prior to maturity with prior consent from the Federal Reserve. On June 29, 2007, the Bank entered into a Subordinated Debenture Purchase Agreement with U.S. Bank in the amount of $5 million, which will mature on June 28, 2017.
The proceeds from the Subordinated Debenture Purchase Agreement with U.S. Bank were used to pay in full the Subordinated Term Loan Agreement with Harris Trust and Savings Bank in the amount of $5 million. Under the terms of the Subordinated Purchase Agreement, the Bank pays three-month LIBOR plus 1.20% which equated to 1.51% on December 31, 2009. Interest payments are due quarterly.
In September 2000, the Trust, which is wholly owned by the Corporation, issued $13,500 thousand of company obligated mandatorily redeemable capital securities. The proceeds from the issuance of the capital securities and the proceeds from the issuance of the common securities of $418 thousand were used by the Trust to purchase from the Corporation $13,918 thousand Fixed Rate Junior Subordinated Debentures. The capital securities mature September 7, 2030, or upon earlier redemption as provided by the Indenture. The Corporation has the right to redeem the capital securities, in whole or in part, but in all cases in a principal amount with integral multiples of $1 thousand on any March 7 or September 7 on or after September 7, 2010, at a premium, declining ratably to par on September 7, 2020. The capital securities and the debentures have a fixed interest rate of 10.60% and are guaranteed by the Bank. The net proceeds received by the Corporation from the sale of capital securities were used for general corporate purposes.
There were no FHLB advances outstanding as of December 31, 2009, and 2008. A schedule of the FHLB advances as of December 31, 2007, is as follows ($ in 000’s):

Amount	Rate	Maturity
$3,000	5.55%	10/02/2008

$3,000

The Bank may add indebtedness of this nature in the future if determined to be in the best interest of the Bank.
Repurchase agreements and other secured short-term borrowings consist of security repurchase agreements and a non deposit product secured with the Corporation’s municipal portfolio. The majority of the non deposit product generally matures within a year. Security repurchase agreements generally mature within one to three days from the transaction date. At December 31, 2009, and 2008, the weighted average interest rate on these borrowings was 0.25% and 0.88%, respectively. During 2009, the maximum amount outstanding at any month-end during the year was $85.2 million. Due to the fact that security repurchase agreements are a sweep product used by our corporate clients, there is not a large volatility in the average balances, because of the core deposit base. Balances in excess of this core deposit base are generally invested in overnight Federal Funds sold or at the Federal Reserve. Thus, liquidity is not materially affected.

Capital for the Bank is above well-capitalized regulatory requirements at December 31, 2009. Pertinent capital ratios for the Bank as of December 31, 2009 are as follows:

		Well	Adequately
	Actual	Capitalized	Capitalized
Tier 1 risk-based capital ratio	9.2%	6.0%	4.0%
Total risk-based capital ratio	10.9%	10.0%	8.0%
Leverage ratio	6.7%	5.0%	4.0%
Dividends from the Bank to the Corporation may not exceed the net undivided profits of the Bank (included in consolidated retained earnings) for the current calendar year and the two previous calendar years without prior approval of the OCC. In addition, Federal banking laws limit the amount of loans the Bank may make to the Corporation, subject to certain collateral requirements. No loans were made during 2009 or 2008 by the Bank to the Corporation. A dividend of $1.4 million and $1.3 million was declared and made by the Bank to the Corporation during 2009 and 2008, respectively.
On November 20, 2008, the Board of Directors adopted a new three-year stock repurchase program for directors and employees. Under the new stock repurchase program, the Corporation may repurchase shares in individually negotiated transactions from time to time as such shares become available and spend up to $8 million to repurchase such shares over the three-year term. Subject to the $8 million limitation, the Corporation intends to purchase shares recently acquired by the selling shareholder pursuant to the exercise of stock options or the vesting of restricted stock, and limit its acquisition of shares which were not recently acquired by the selling shareholder pursuant to the exercise of stock options or the vesting of shares of restricted stock to no more than 10,000 shares per year. Under the new repurchase plan, the Corporation purchased 5,514 shares during 2009 and as of December 31, 2009, approximately $5.9 million is still available under the new repurchase plan. The stock repurchase program does not require the Corporation to acquire any specific number of shares and may be modified, suspended, extended or terminated by the Corporation at any time without prior notice. The repurchase program will terminate on December 31, 2011, unless earlier suspended or discontinued by the Corporation.
The amount and timing of shares repurchased under the repurchase program, as well as the specific price, will be determined by management after considering market conditions, company performance and other factors.
Recent Accounting Pronouncements and Developments
Note 2 to the Consolidated Financial Statements under Item 8 discusses new accounting policies adopted by the Corporation during 2009 and the expected impact of accounting policies. Note 2 also discusses recently issued or proposed new accounting policies but not yet required to be adopted and the impact of the accounting policies if known. To the extent the adoption of new accounting standards materially affects financial conditions; results of operations, or liquidity, the impacts if known are discussed in the applicable section(s) of notes to consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss due to adverse changes in market prices and rates. The Corporation’s market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. Management actively monitors and manages its interest rate exposure and makes monthly reports to ALCO. The ALCO is responsible for reviewing the interest rate sensitivity position and establishing policies to monitor and limit exposure to interest rate risk. The guidelines established by ALCO are reviewed by the ALCO/Investment Committee of the Corporation’s Board of Directors.
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
Interest rate risk is monitored through earnings simulation modeling. The earnings simulation model projects changes in net interest income caused by the effect of changes in interest rates. The model requires management to make assumptions about how the balance sheet is likely to behave through time in different interest rate environments. Loan and deposit balances remain static and maturities reprice at the current market rate. The investment portfolio maturities and prepayments are assumed to be reinvested in similar instruments. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds. Non-maturity deposit pricing is modeled on historical patterns. The Corporation performs a 200 basis point upward and downward interest rate shock to determine whether there would be an adverse impact on its annual net income and that it is within the established policy limits. At December 31, 2009 and 2008, a downward interest rate shock scenario was not performed due to the low level of current interest rates. The earnings simulation model as of December 31, 2009, projects an approximate decrease of 34.5% in net income in a 200 basis point upward interest rate shock. The Corporation was in violation of its policy limits established by the ALCO policy. Management believes there is a 0.00% probability that interest rates would rise 200 basis points immediately. Management performs additional interest rate scenarios that have higher probabilities of occurrence. In these rate scenarios, the change to net income is well within established limits. As of December 31, 2008, the earnings simulation model projected an approximate increase of 4.0% in net income in a 200 basis point upward interest rate shock. The upward interest rate shock is well within the policy limits established by the ALCO policy. Further discussion on interest rate sensitivity can be found on page 37.

Item 8. Financial Statements and Supplementary Data
Management’s Report on Internal Control over Financial Reporting
Management of The National Bank of Indianapolis Corporation is responsible for the preparation, integrity, and fair presentation of the financial statements included in this annual report. The financial statements and notes have been prepared in conformity with United States generally accepted accounting principles and necessarily include some amounts that are based on management’s best estimates and judgments.
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
Management assessed the system of internal control over financial reporting as of December 31, 2009, in relation to criteria for adequate internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2009, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control — Integrated Framework.” Crowe Horwath LLP, independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting.

/s/ Morris L. Maurer	/s/ Debra L. Ross
Morris L. Maurer	Debra L. Ross
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
The National Bank of Indianapolis Corporation
Indianapolis, Indiana
We have audited the accompanying consolidated balance sheets of The National Bank of Indianapolis Corporation as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended. We also have audited The National Bank of Indianapolis Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The National Bank of Indianapolis Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The National Bank of Indianapolis Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion The National Bank of Indianapolis Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
/s/ Crowe Horwath LLP
Indianapolis, Indiana
March 12, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
The National Bank of Indianapolis Corporation
We have audited the accompanying consolidated statements of income, shareholders’ equity, and cash flows of The National Bank of Indianapolis Corporation (the Corporation) for the year ended December 31, 2007. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements of The National Bank of Indianapolis Corporation referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows for the year ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
March 7, 2008

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008
(Dollar amounts in thousands except per share data)

	2009	2008
ASSETS
Cash and cash equivalents
Cash and due from banks	$149,375	$29,819
Reverse repurchase agreements	1,000	1,000
Federal funds sold	1,242	601

Total cash and cash equivalents	151,617	31,420

Investment securities
Available-for-sale securities	67,296	56,977
Held-to-maturity securities (fair value of $96,588 and $82,971 at December 31, 2009, and 2008)	94,922	83,567

Total investment securities	162,218	140,544

Loans	864,722	904,207
Less allowance for loan losses	(13,716)	(12,847)

Net loans	851,006	891,360
Premises and equipment	24,532	22,818
Deferred tax asset	7,133	5,749
Accrued interest	4,199	4,855
Federal Reserve and FHLB stock	3,150	3,150
Other real estate owned and repossessions	8,432	3,418
Other assets	21,343	14,470

Total assets	$1,233,630	$1,117,784

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing demand deposits	$192,705	$178,656
Money market and savings deposits	650,353	573,679
Time deposits over $100	131,938	136,814
Other time deposits	77,069	76,817

Total deposits	1,052,065	965,966
Repurchase agreements and other secured short-term borrowings	81,314	51,146
Short-term debt	4,138	4,200
Subordinated debt	5,000	5,000
Junior subordinated debentures owed to unconsolidated subsidiary trust	13,918	13,918
Other liabilities	4,164	5,342

Total liabilities	1,160,599	1,045,572
Shareholders’ equity:
Preferred stock, no par value — authorized 5,000,000 shares	$—	$—
Common stock, no par value — authorized 15,000,000 shares issued 2,840,382 shares at December 31, 2009, and 2,778,311 shares at December 31, 2008	34,440	33,136
Treasury stock, at cost; 533,204 shares at December 31, 2009, and 484,130 shares at December 31, 2008	(20,346)	(18,481)
Additional paid-in capital	10,873	8,766
Retained earnings	48,067	47,955
Accumulated other comprehensive income (loss)	(3)	836

Total shareholders’ equity	73,031	72,212

Total liabilities and shareholders’ equity	$1,233,630	$1,117,784

See accompanying notes.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
December 31, 2009 and 2008
(Dollar amounts in thousands except per share data)

	2009	2008	2007
Interest income:
Interest and fees on loans	$42,217	$48,988	$57,383
Interest on investment securities taxable	3,242	4,489	6,777
Interest on investment securities nontaxable	2,068	2,047	1,817
Interest on federal funds sold	4	705	2,492
Interest on reverse repurchase agreements	—	148	411

Total interest income	47,531	56,377	68,880

Interest expense:
Interest on deposits	9,427	17,979	30,847
Interest on other short term borrowings	182	544	2,078
Interest on FHLB advances and overnight borrowings	—	193	463
Interest on short-term debt	121	16	—
Interest on long-term debt	1,583	1,717	1,875

Total interest expense	11,313	20,449	35,263

Net interest income	36,218	35,928	33,617

Provision for loan losses	11,905	7,400	904

Net interest income after provision for loan losses	24,313	28,528	32,713

Other operating income:
Wealth management fees	4,917	5,048	4,547
Service charges and fees on deposit accounts	3,113	2,484	1,818
Rental income	321	575	597
Mortgage banking income	1,576	62	329
Interchange income	1,007	877	678
Other income	1,969	2,158	1,865

Total other operating income	12,903	11,204	9,834

Other operating expenses:
Salaries, wages and employee benefits	21,332	19,172	19,098
Occupancy	2,441	2,081	1,791
Furniture and equipment	1,359	1,428	1,241
Professional services	1,873	1,971	1,800
Data processing	2,752	2,514	2,200
Business development	1,531	1,526	1,292
FDIC insurance	2,142	918	99
Non performing assets	1,383	149	109
Other	3,541	4,947	3,170

Total other operating expenses	38,354	34,706	30,800

Income (loss) before tax	(1,138)	5,026	11,747
Federal and state income tax (benefit)	(1,250)	1,242	3,856

Net income	$112	$3,784	$7,891

Basic earnings per share	$0.05	$1.64	$3.39

Diluted earnings per share	$0.05	$1.58	$3.27

See accompanying notes.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
December 31, 2009 and 2008
(Dollar amounts in thousands except per share data)

					Accumulated
			Additional		Other
	Common	Treasury	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance at January 1, 2007	$30,386	$(12,585)	$6,236	$36,280	$(533)	$59,784

Comprehensive income:
Net income	—	—	—	7,891	—	7,891
Other comprehensive income
Net unrealized gain on investments, net of tax of $588	—	—	—	—	896	896
Net unrealized gain on swap, net of tax of $64	—	—	—	—	97	97

Total comprehensive income						8,884

Income tax benefit from deferred stock compensation	—	—	552	—	—	552
Issuance of 63,567 shares of common stock under stock-based compensation plans	1,719	—	(816)	—	—	904
Repurchase of 47,718 shares of common stock	—	(2,394)	—	—	—	(2,394)
Stock based compensation earned	—	—	1,209	—	—	1,209

Balance at December 31, 2007	32,105	(14,979)	7,181	44,171	460	68,938
Comprehensive income:
Net income	—	—	—	3,784	—	3,784
Other comprehensive income:
Net unrealized gain on investments, net of tax of $236	—	—	—	—	376	376

Total comprehensive income	—	—	—	—	—	4,160
(Continued)

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
December 31, 2009 and 2008
(Dollar amounts in thousands except per share data)

					Accumulated
			Additional		Other
	Common	Treasury	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Income tax benefit from deferred stock compensation	$—	$—	$321	$—	$—	$321
Issuance of 36,873 shares of common stock under stock-based compensation plans	1,031	—	(98)	—	—	933
Repurchase of stock 69,027 shares of common stock	—	(3,502)	—	—	—	(3,502)
Stock based compensation earned	—	—	1,362	—	—	1,362

Balance at December 31, 2008	33,136	(18,481)	8,766	47,955	836	72,212

Comprehensive income:
Net income	—	—	—	112	—	112
Other comprehensive income:
Net unrealized loss on investments, net of tax of $540	—	—	—	—	(839)	(839)

Total comprehensive loss						(727)

Income tax benefit from deferred stock compensation	—	—	414	—	—	414
Issuance of 62,071 shares of common stock under stock-based compensation plans	1,304	—	(60)	—	—	1,244
Repurchase of 49,074 shares of common stock	—	(1,865)	—	—	—	(1,865)
Stock based compensation earned	—	—	1,753	—	—	1,753

Balance at December 31, 2009	$34,440	$(20,346)	$10,873	$48,067	$(3)	$73,031

See accompanying notes.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
December 31, 2009 and 2008
(Dollar amounts in thousands except per share data)

	2009	2008	2007
Operating Activities
Net income	$112	$3,784	$7,891
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	11,905	7,400	904
Proceeds from sale of loans	70,930	40,594	15,188
Origination of loans held for sale	(69,691)	(38,524)	(15,003)
Depreciation and amortization	1,533	1,545	1,408
Fair value adjustment on mortgage servicing rights	334	715	145
Gain on sale of loans	(1,561)	(499)	(205)
Gain on disposal of premises and equipment	—	—	(1)
Increase in deferred income taxes	(845)	(1,913)	(325)
Increase in bank owned life insurance	(410)	(450)	(476)
Excess tax benefit from deferred stock compensation	(414)	(321)	(552)
Stock compensation	100	100	100
Net accretion of discounts and amortization of premiums on investments	480	309	175
Compensation expense related to restricted stock and options	1,753	1,362	1,209
(Increase) decrease in:
Accrued interest receivable	656	610	12
Other real estate owned and repossessions	(5,013)	(3,055)	75
Other assets	(6,797)	686	(917)
Increase (decrease) in:
Other liabilities	(764)	(3,352)	2,055

Net cash provided by operating activities	2,308	8,991	11,683

Investing activities
Proceeds from maturities of investment securities held-to-maturity	19,904	16,377	14,284
Proceeds from maturities of investment securities available-for-sale	51,000	23,003	36,514
Purchases of investment securities held-to-maturity	(31,451)	(28,417)	(25)
Purchases of investment securities available-for-sale	(62,986)	(17,180)	(36,501)
Net (increase) decrease in loans	28,771	(79,456)	(85,734)
Purchases of premises and equipment	(3,247)	(6,947)	(6,756)

Net cash provided (used) by investing activities	1,991	(92,620)	(78,218)

Financing activities
Net increase (decrease) in deposits	86,099	(38,796)	129,677
Net increase (decrease) in repurchase agreements and other secured short-term borrowings	30,168	(7,330)	(657)
Net change in FHLB borrowings	—	(3,000)	(11,000)
Proceeds from issuance of long-term debt	—	—	5,000
Repayment of long-term debt	—	—	(5,000)
Net change in short-term debt	(62)	4,200	—
Income tax benefit from deferred stock compensation	414	321	552
Proceeds from issuance of stock	1,144	833	804
Repurchase of stock	(1,865)	(3,502)	(2,394)

Net cash provided (used) by financing activities	115,898	(47,274)	116,982

Increase (decrease) in cash and cash equivalents	120,197	(130,903)	50,447
Cash and cash equivalents at beginning of year	31,420	162,323	111,876

Cash and cash equivalents at end of year	$151,617	$31,420	$162,323

Interest paid	$11,377	$21,050	$35,052

Income taxes paid	$1,612	$3,755	$2,669

See accompanying notes.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
(Dollar amounts in thousands except per share data)
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
The consolidated financial statements include the accounts of the Corporation and the Bank. In accordance with applicable consolidation guidance, the Corporation does not consolidate the Trust in its financial statements. See Note 4, “Junior Subordinated Debentures” in the notes to the consolidated financial statements of this report for further information. All intercompany accounts and transactions have been eliminated in consolidation.
Subsequent Events: The Corporation has evaluated subsequent events for recognition or disclosure through March 12, 2010, which is the date that the Corporation’s financial statements were issued.
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
Debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a component of other comprehensive income.
Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.
The Corporation obtains fair values from a third party on a monthly basis in order to adjust the available-for-sale securities to fair value. Equity securities that do not have readily determinable fair values are carried at cost. Management evaluates securities for other-than-temporary-impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
(Dollar amounts in thousands except per share data)
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
Loans: Interest income on commercial, mortgage, and consumer loans are accrued on the principal amount of such loans outstanding and is recognized when earned. Loan origination fees and certain direct origination costs are deferred and recognized in interest income using the level-yield method without anticipating prepayments.
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
Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance for loan losses.
Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.
Within the allowance, there are specific and general loss components. The specific loss component is assessed for non-homogeneous loans that management believes to be impaired. Loans are considered to be impaired when it is determined that the obligor will not pay all contractual principal and interest due. For loans determined to be impaired, the loan’s carrying value is compared to its fair value using one of the following fair value measurement techniques: present value of expected future cash flows, observable market price, or fair value of the associated collateral less costs to sell. An allowance is established when the fair value is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors. These loans are segregated by major product type and/or risk grade with an estimated loss ratio applied against each product type and/or risk grade. The loss ratio is generally based upon historic loss experience for each loan type as adjusted for certain environmental factors management believes to be relevant.
It is the policy of the Corporation to promptly charge off any commercial loan, or portion thereof, which is deemed to be uncollectible. This includes, but is not limited to, any loan rated “Loss” by the regulatory authorities. Impaired commercial credits are considered on a case-by-case basis.
An assessment of the adequacy of the allowance is performed on a quarterly basis. Management believes the allowance for loan losses is maintained at a level that is adequate to absorb probable incurred losses inherent in the loan portfolio.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
(Dollar amounts in thousands except per share data)
NOTE 1 — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
Mortgage Servicing Rights: Mortgage servicing rights are recognized separately when they are acquired through sales of loans. Capitalized mortgage servicing rights are reported in other assets. When mortgage loans are sold, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. The Corporation obtains fair value estimates from an independent third party and compares significant valuation model inputs to published industry data in order to validate the model assumptions and results.
Under the fair value measurement method, the Corporation measures servicing rights at fair value at each reporting date and reports changes in fair value of servicing assets in earnings in the period in which the changes occur, and are included in mortgage banking income on the income statement. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.
Servicing fee income which is reported on the income statement as mortgage banking income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. Servicing fees totaled $349, $278, and $269 for the years ended December 31, 2009, 2008 and 2007. Late fees and ancillary fees related to loan servicing are not material.
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
Under the cash flow hedge accounting method, derivative gains and losses not effective in hedging the change in expected cash flows of the hedged item were recognized immediately in the consolidated income statements. At the hedge’s inception and quarterly thereafter, a formal assessment was performed to determine whether changes in cash flows of the derivative instrument had been highly effective in offsetting changes in the cash flows of the hedged item and whether they were expected to be highly effective in the future. If it was determined a derivative instrument had not been highly effective as a hedge, hedge accounting was discontinued. There were no outstanding derivative instruments as of December 31, 2009 and 2008.
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

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
(Dollar amounts in thousands except per share data)
NOTE 1 — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through non performing assets expense. Operating costs after acquisition are expensed.
Bank-Owned Life Insurance: The Corporation owns bank-owned life insurance (BOLI) on certain officers. BOLI is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.
Changes in the cash surrender values are included in other income. At December 31, 2009, 2008 and 2007, income recorded from BOLI totaled $410, $450 and $476, respectively.
Long-Term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.
Securities Purchased Under Resale Agreements and Securities Sold Under Repurchase Agreements: Securities purchased under resale agreements (also known as reverse repurchase agreements) and securities sold under repurchase agreements are generally treated as collateralized financing transactions and are recorded at the amount at which the securities were acquired or sold plus accrued interest. Securities, generally U.S. government and Federal agency securities, pledged as collateral under these financing arrangements cannot be sold by the secured party. The fair value of collateral either received from or provided to a third party is monitored and additional collateral is obtained or requested to be returned as deemed appropriate.
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
Earnings Per Share: Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share is computed by dividing net income applicable to common shareholders by the sum of the weighted-average number of shares and the potentially dilutive shares that could be issued through stock award programs or convertible securities.
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
Fair Values of Financial Instruments: The fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment concerning several factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
(Dollar amounts in thousands except per share data)
NOTE 1 — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
Stock-Based Compensation: Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Corporation’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with a cliff vest, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.
New shares are issued upon share option exercise or restricted stock vesting from common stock.
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
The Corporation adopted guidance issued by the FASB with respect to accounting for uncertainty in income taxes as of January 1, 2008. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Corporation’s financial statements.
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
NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued guidance that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance also establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The guidance was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued guidance that delayed the effective date of this fair value guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of this statement did not have a material impact on the Corporation’s consolidated financial position or results of operations.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
(Dollar amounts in thousands except per share data)
NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS (Continued)
In May 2009, the FASB issued guidance which requires the effects of events that occur subsequent to the balance-sheet date be evaluated through the date the financial statements are either issued or available to be issued. Companies should disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.
Companies are required to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance-sheet date (recognized subsequent events). Companies are also prohibited from reflecting in their financial statements the effects of subsequent events that provide evidence about conditions that arose after the balance-sheet date (nonrecognized subsequent events), but requires information about those events to be disclosed if the financial statements would otherwise be misleading. This guidance was effective for interim and annual financial periods ending after June 15, 2009, with prospective application. The adoption of this statement did not have a material impact on the Corporation’s consolidated financial position or results of operations.
In June 2009, the FASB replaced The Hierarchy of Generally Accepted Accounting Principles, with the FASB Accounting Standards Codification TM (The Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification was effective for financial statements issued for periods ending after September 15, 2009.
In April 2009, the FASB amended existing guidance for determining whether impairment is other-than-temporary for debt securities. The guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income and 2) OTTI related to credit loss, which must be recognized in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. Additionally, disclosures about other-than-temporary impairments for debt and equity securities were expanded. This guidance was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this statement did not have a material impact on the Corporation’s consolidated financial position or results of operations.
In April 2009, the FASB issued guidance that emphasizes that the objective of a fair value measurement does not change even when market activity for the asset or liability has decreased significantly. Fair value is the price that would be received for an asset sold or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. When observable transactions or quoted prices are not considered orderly, then little, if any, weight should be assigned to the indication of the asset or liability’s fair value. Adjustments to those transactions or prices should be applied to determine the appropriate fair value. The guidance, which was applied prospectively, was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this statement did not have a material impact on the Corporation’s consolidated financial position or results of operations.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
(Dollar amounts in thousands except per share data)
NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS (Continued)
Effect of Newly Issued But Not Yet Effective Accounting Standards: In June 2009, the FASB amended previous guidance relating to transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The adoption of this standard is not expected to have a material effect on the Corporation’s results of operations or financial position.
In June 2009, the FASB amended guidance for consolidation of variable interest entity guidance by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.
Additional disclosures about an enterprise’s involvement in variable interest entities are also required. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Corporation’s results of operations or financial position.
NOTE 3 — RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS
The Corporation is required to maintain average reserve balances with the Federal Reserve Bank or as cash on hand or on deposit with a correspondent bank. The required amount of reserve to be maintained at the Federal Reserve Bank was approximately $2,661 at December 31, 2009, and $25 at December 31, 2008.
NOTE 4 — JUNIOR SUBORDINATED DEBENTURES
In September 2000, the Corporation established the Trust, a Connecticut statutory business trust, which subsequently issued $13,500 of company obligated mandatorily redeemable capital securities and $418 of common securities. The proceeds from the issuance of both the capital and common securities were used by the Trust to purchase from the Corporation $13,918 fixed rate junior subordinated debentures. The capital securities and debentures mature September 7, 2030, or upon earlier redemption as provided by the Indenture. The Corporation has the right to redeem the capital securities, in whole or in part, but in all cases, in a principal amount with integral multiples of $1, on any March 7 or September 7 on or after September 7, 2010, at a premium, declining ratably to par on September 7, 2020. The capital securities and the debentures have a fixed interest rate of 10.60% and are guaranteed by the Bank. The subordinated debentures are the sole assets of the Trust, and the Corporation owns all of the common securities of the Trust. The net proceeds received by the Corporation from the sale of capital securities were used for general corporate purposes. The indenture, dated September 7, 2000, requires compliance with certain non-financial covenants.
The Corporation is not considered the primary beneficiary of this Trust, therefore the trust is not consolidated in the Corporation’s financial statements. The junior subordinated debt obligation issued to the Trust of $13,918 is reflected in the Corporation’s consolidated balance sheets at December 31, 2009 and 2008. The junior subordinated debentures owed to the Trust and held by the Corporation qualify as Tier 1 capital for the Corporation under Federal Reserve Board guidelines.
Interest payments made on the junior subordinated debentures are reported as a component of interest expense on long-term debt.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
(Dollar amounts in thousands except per share data)
NOTE 5 — INVESTMENT SECURITIES
The following is a summary of available-for-sale and held-to-maturity securities:

	Available for Sale Securities
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
2009
U.S. Treasury securities	$506	$—	$—	$506
U.S. Government agencies	66,795	97	102	66,790

	$67,301	$97	$102	$67,296

2008
U.S. Treasury securities	$494	$5	$—	$499
U.S. Government agencies	55,109	1,369	—	56,478

	$55,603	$1,374	$—	$56,977

	Held-to-Maturity Securities
		Gross	Gross	Estimated
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gain	Loss	Value
2009
Municipals	$54,913	$1,805	$47	$56,671
Collateralized mortgage obligations, residential	30,124	29	232	29,921
Mortgage backed securities, residential	9,735	111	—	9,846
Other securities	150	—	—	150

	$94,922	$1,945	$279	$96,588

2008
Municipals	$56,874	$213	$800	$56,287
Collateralized mortgage obligations, residential	8,825	12	—	8,837
Mortgage backed securities, residential	17,693	45	66	17,672
Other securities	175	—	—	175

	$83,567	$270	$866	$82,971

The fair value of debt securities and carrying amount, if different, by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. There were no sales of securities during 2009, 2008 or 2007.

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
2009
Due in one year or less	$8,720	$8,784	$10,563	$10,629
Due from one to five years	8,190	8,428	56,738	56,667
Due from five to ten years	38,153	39,609	—	—
CMOs/Mortgage-backed, residential	39,859	39,767	—	—

	$94,922	$96,588	$67,301	$67,296

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
(Dollar amounts in thousands except per share data)
NOTE 5 — INVESTMENT SECURITIES (Continued)
At year-end 2009 and 2008, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholder equity.
Investment securities with a carrying value of approximately $83,000 and $51,000 were pledged as collateral for Wealth Management accounts and securities sold under agreements to repurchase at December 31, 2009, and December 31, 2008, respectively.
Securities with unrealized losses at year-end 2009 and 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
2009
U.S. Government agencies	$36,515	$102	$—	$—	$36,515	$102
Collateralized mortgage Obligations, residential	24,851	232	—	—	24,851	232
Municipal bonds	1,796	10	1,424	37	3,220	47

Total temporarily Impaired	$63,162	$344	$1,424	$37	$64,586	$381

2008
Mortgage backed securities, residential	$14,035	$66	$—	$—	$14,035	$66
Municipal bonds	7,981	22	33,281	778	41,262	800

Total temporarily Impaired	$22,016	$88	$33,281	$778	$55,297	$866

In determining other-than-temporary impairment (OTTI) for debt securities, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.
When OTTI occurs, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
(Dollar amounts in thousands except per share data)
NOTE 5 — INVESTMENT SECURITIES (Continued)
As of December 31, 2009, the Corporation held 21 investments for which the amortized cost was greater than fair value.
The unrealized losses for investments classified as available-for sale are attributable to changes in interest rates and individually are 0.87% or less of the respective amortized costs. The largest unrealized loss relates to one security issued by the Federal Home Loan Bank (“FHLB”). Given this investment is backed by the U.S. Government and its agencies, there is no credit risk.
The unrealized losses for investments classified as held-to-maturity are attributable to changes in interest rates and/or economic environment and individually were 5.0% or less of their respective amortized costs. The unrealized losses relate primarily to residential collateralized mortgage obligations and securities issued by various municipalities. The residential collateralized mortgage obligations were purchased in September 2009. Prepayments increased due to a decline in long-term interest rates from the time of the investment purchases and December 31, 2009, which affects the fair value of residential collateralized mortgage obligations. All residential collateralized mortgage obligations are backed by the U.S. Government and its agencies and represent no credit risk. The majority of securities issued by various municipalities that have an unrealized loss were purchased during 2005 and first quarter of 2006 when rates were lower. The largest unrealized loss relates to one municipal that was purchased February 2006. The credit rating of the individual municipalities is assessed monthly. As of December 31, 2009, all but five of the municipal debt securities were rated BBB or better (as a result of insurance of the underlying rating on the bond). These five municipal debt securities have no underlying rating. Credit reviews of the municipalities have been conducted. As a result, we have determined that all of our non-rated debt securities would be rated a “pass” asset and thus classified as an investment grade security. All interest payments are current for all municipal securities and management expects all to be collected in accordance with contractual terms.
NOTE 6 — LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans, including net unamortized deferred fees and costs, consist of the following at December 31:

	2009	2008

Residential loans secured by real estate	$254,722	$260,354
Commercial loans secured by real estate	232,841	217,445
Construction loans	75,615	83,822
Other commercial and industrial loans	273,117	307,409
Consumer loans	28,427	35,177

Total loans	864,722	904,207
Less allowance for loan losses	(13,716)	(12,847)

Total loans, net	$851,006	$891,360

The Corporation periodically sells residential mortgage loans it originates based on the overall loan demand of the Corporation and outstanding balances of the residential mortgage portfolio.
As of December 31, 2009 and 2008, loans held for sale totaled $884 and $969, respectively, and are included in the totals above.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
(Dollar amounts in thousands except per share data)
NOTE 6 — LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
There were no loans pledged as collateral for FHLB advances as of December 31, 2009 and 2008.
Activity in the allowance for loan losses was as follows:

	2009	2008	2007

Beginning balance	$12,847	$9,453	$8,513
Loan charge offs	(11,432)	(4,393)	(882)
Recoveries	396	387	918
Provision for loan losses	11,905	7,400	904

Ending balance	$13,716	$12,847	$9,453

Loans are considered to be impaired when it is determined that the obligor will not pay all contractual principal and interest when due. The table below provides information on impaired loans at December 31:

	2009	2008	2007

Balance of impaired loans	$15,106	$8,777	$5,789
Related allowance on impaired loans	$1,724	$1,689	$1,066
Impaired loans with related allowance	$7,844	$6,210	$3,358
Impaired loans without an allowance	$7,262	$2,567	$2,431
Average balance of impaired loans	$11,961	$7,708	$5,386
Accrued interest recorded during impairment	$—	$1	$—
Cash basis interest income recognized	$—	$—	$—
At December 31, 2009 and 2008, there were approximately $7 and $4, respectively, of loans greater than 90 days past due and still accruing interest. The total amount of non-accrual loans as of December 31, 2009 was $15,099 as compared to $8,773 at December 31, 2008.
NOTE 7 — PREMISES AND EQUIPMENT
Premises and equipment consist of the following at December 31:

	2009	2008

Land and improvements	$8,893	$8,893
Building and improvements	14,507	12,548
Leasehold improvements	2,259	2,257
Furniture and equipment	13,624	12,339

	39,283	36,037
Less accumulated depreciation and amortization	(14,751)	(13,219)

Net premises and equipment	$24,532	$22,818

Depreciation expense was $1,533, $1,545, and $1,408 for 2009, 2008 and 2007, respectively.
Certain Corporation facilities and equipment are leased under various operating leases. Rental expense under these leases was $394, $307, and $257 for 2009, 2008 and 2007, respectively.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
(Dollar amounts in thousands except per share data)
NOTE 7 — PREMISES AND EQUIPMENT (Continued)
Future minimum rental commitments under non-cancelable leases are:

2010	$398
2011	350
2012	352
2013	357
2014	321
Thereafter	1,001

$2,779

NOTE 8 — MORTGAGE BANKING ACTIVITIES
The unpaid principal balances of mortgage loans serviced for others were $154,323 and $125,353 at December 31, 2009 and 2008, respectively.
Custodial escrow balances maintained in connection with serviced loans were $1,195 and $1,244 at year-end 2009 and 2008, respectively.
The following table includes activity for mortgage servicing rights:

	2009	2008	2007

Balance at January 1	$1,070	$1,348	$1,327
Plus additions	723	437	166
Fair value adjustments	(334)	(715)	(145)

Net ending balance	$1,459	$1,070	$1,348

Mortgage servicing rights are carried at fair value at December 31, 2009 and 2008. Fair value at year-end 2009 was determined using discount rates ranging from 11.0% to 17.0%, prepayment speeds ranging from 8.68% to 28.92%, depending on the stratification of the specific right, and a weighted average default rate of 0.41%. Fair value at year-end 2008 was determined using discount rates ranging from 11.0% to 17.0%, prepayment speeds ranging from 11.0% to 29.7%, depending on the stratification of the specific right, and a weighted average default rate of 0.54%.
NOTE 9 — DEPOSITS
Scheduled maturities of time deposits for the next five years are as follows:

2010	$172,849
2011	19,397
2012	5,565
2013	4,637
2014	3,843

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
(Dollar amounts in thousands except per share data)
NOTE 10 — OTHER BORROWINGS
Repurchase agreements and other secured short-term borrowings consist of security repurchase agreements and a non deposit product secured with the Corporation’s municipal portfolio. The majority of the non deposit product generally matures within a year. Security repurchase agreements generally mature within one to three days from the transaction date. At maturity, the securities underlying the agreements are returned to the Corporation. Information concerning the non deposit product and securities sold under agreements to repurchase is summarized as follows:

	2009	2008	2007

Average daily balance during the year	$68,740	$57,114	$54,326
Average interest rate during the year	0.25%	0.88%	3.83%
Maximum month-end balance during the year	$85,248	$66,000	$65,969
Weighted average interest rate at year-end	0.27%	0.15%	3.04%
On June 29, 2007, the Bank entered into a Subordinated Debenture Purchase Agreement with U.S. Bank in the amount of $5,000, which will mature on June 28, 2017. Under the terms of the Subordinated Debenture Purchase Agreement, the Bank pays 3-month LIBOR plus 1.20% which equated to 1.51% at December 31, 2009. Interest payments are due quarterly.
On June 29, 2007, the Corporation entered into a $5,000 loan agreement with U.S. Bank, which matured on June 27, 2009, and was renewed and matured on August 31, 2009. The loan agreement was used to provide additional liquidity support to the Corporation, if needed. On September 5, 2008, and December 11, 2008, the Corporation drew $1,300 and $2,900, respectively, on the revolving loan agreement with U.S. Bank.
On August 31, 2009, U.S. Bank renewed the revolving loan agreement which will mature on August 31, 2010. As part of the renewal of the revolving loan agreement, U.S. Bank reduced the revolving loan amount from $5,000 to $2,000. Of the $4,138 outstanding, $3,000 was moved to a separate one-year term facility with principal payments of $62 and interest payments due quarterly. Under the terms of the one-year term facility, the Corporation pays prime plus 1.25% which equated to 4.50% at December 31, 2009.
Under the terms of the revolving loan agreement, the Corporation paid prime minus 1.25% which equated to 2.00% through August 31, 2009, and interest payments are due quarterly. Beginning September 1, 2009, the Corporation pays prime plus 1.25% which equated to 4.50% at December 31, 2009. In addition, beginning October 1, 2009, U.S. Bank assessed a 0.25% fee on the unused portion of the revolving line of credit.
The loan agreements contain various financial and non-financial covenants. The Bank was in violation of the following covenants as of December 31, 2009:

Covenants	U.S. Bank Policy	Actual

Non-performing assets to total loans	< 2.65%	2.70%
Return on assets	not < 0.30%	0.19%
Loan loss reserve to non-performing loans	not ≤ 100%	90.80%
At this time, U.S. Bank has not indicated an intention to exercise any of its remedies available under the credit facility as a result of the Corporation’s covenant violation. The remedies available to U.S. Bank are: make the note immediately due and payable; termination of the obligation to extend further credit; and/or invoke default interest rate of 3.0% over current interest rate. Management does not believe the impact of any of these remedies would have a material impact on the Corporation’s results of operation or financial position and is currently discussing a waiver for these covenant violations with U.S. Bank.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
(Dollar amounts in thousands except per share data)
NOTE 11 — EQUITY-BASED COMPENSATION
The Board of Directors and the shareholders of the Corporation adopted stock option plans for directors and key employees at the initial formation of the Bank in 1993. The Board of Directors authorized 130,000 shares in 1993, 90,000 shares in 1996, 150,000 shares in 1999, and an additional 120,000 during 2002 to be reserved for issuance under the Corporation’s stock option plan. Options awarded under these plans all vested during December 2009. In May 2003, the director stock option plan was dissolved, and in June 2005, the key employee stock option plan was dissolved; however, all of the options in these plans remain exercisable for a period of ten years from the date of issuance, subject to the terms and conditions of the plans.
A summary of the activity in the 1993 Stock Option Plan for 2009 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at beginning of year	154,163	$24.58
Exercised	58,100	$19.70

Outstanding at end of year	96,063	$27.53		$885

Exercisable at end of year	96,063	$27.53	2.4	$885
Information related to the stock option plan during each year follows:

	2009	2008	2007

Intrinsic value of options exercised	$1,069	$806	$801
Cash received from option exercises	$1,145	$667	$498
Tax benefit realized from option exercises	$413	$302	$304
As of December 31, 2009, there was no unrecognized compensation cost. The recognized compensation cost related to this plan during 2009, 2008 and 2007 was $7, $10, and $89, respectively.
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
The table presented below is a summary of the Corporation’s nonvested restricted stock awards under this plan and the changes during the year ended December 31, 2009:

		Weighted Average
	Restricted	Grant Date Fair
	Stock	Value

Nonvested awards at beginning of year	1,400	$34.50
Vested	1,400	$34.50

Nonvested awards at end of year	—	$—

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
(Dollar amounts in thousands except per share data)
NOTE 11 — EQUITY-BASED COMPENSATION (Continued)
Information related to the restricted stock plan during each year follows:

	2009	2008	2007

Intrinsic value of shares vested	$51	$111	$1,421
Tax benefit realized from shares vested	$1	$19	$247
As of December 31, 2009, there was no unrecognized compensation cost. The recognized compensation costs related to this plan during 2009, 2008 and 2007 were $10, $12, and $97, respectively.
2005 Equity Incentive Plan: During 2005, the Board of Directors and the shareholders of the Corporation adopted The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan. The maximum number of shares to be delivered upon exercise of all options and restricted stock awarded under the plan will not exceed 333,000 shares. All equity awards are issued with a five-year cliff vest.
A summary of option activity in the 2005 Equity Incentive Plan for 2009 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at beginning of year	189,400	$44.03
Granted	5,600	$35.97
Exercised	—	—
Forfeited or expired	(2,800)	$49.78

Outstanding at end of year	192,200	$43.71	6.6	$4

Exercisable at end of year	2,800	$43.38	6.4	$—
Information related to the stock option plan during each year follows:

	2009	2008	2007

Intrinsic value of options exercised	$—	$—	$—
Cash received from option exercises	—	—	—
Tax benefit realized from option exercises	—	—	—
Weighted average fair value of options granted	$11.91	$18.56	$20.12
As of December 31, 2009, there was $1,016 of total unrecognized compensation costs related to nonvested options granted under the 2005 Equity Incentive Plan, which is expected to be recognized over the weighted-average period of 1.6 years. The compensation cost that was recognized during 2009, 2008 and 2007 was $684, $674, and $697, respectively.
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

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
(Dollar amounts in thousands except per share data)
NOTE 11 — EQUITY-BASED COMPENSATION (Continued)
The following is a summary of the weighted-average assumptions used in the Black-Scholes pricing model:

Year	Dividend Yield	Volatility Factor	Risk-Free Rate

2009	—	13.42%	3.41%
2008	—	7.65%	4.37%
2007	—	3.92%	5.18%
The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Expected stock price volatility is based on historical volatilities of the Corporations’ common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant.
Restricted Stock Issued:
The table presented below is a summary of the Corporation’s nonvested restricted stock awards under the 2005 plan and the changes during the year ended December 31, 2009:

		Weighted Average
	Restricted	Grant Date Fair
	Stock	Value

Nonvested restricted stock at beginning of year	70,675	$50.03
Granted	65,000	$35.97
Forfeited or expired	(900)	$49.78

Nonvested restricted stock at end of year	134,775	$43.25

The total fair value of the shares related to this plan that vested during 2009, 2008, and 2007 was $0, as the restricted stock grants were granted with a five-year cliff vest.
As of December 31, 2009, there was $3,795 of total unrecognized compensation costs related to nonvested restricted stock awards granted under this plan which is expected to be recognized over the weighted-average period of 3.4 years. The recognized compensation costs related to this plan during 2009, 2008 and 2007 was $1,052, $666, and $326, respectively.
NOTE 12 — EMPLOYEE BENEFIT PROGRAM
The Corporation sponsors The National Bank of Indianapolis Corporation 401(k) Savings Plan (the 401(k) Plan) for the benefit of substantially all of the employees of the Corporation and its subsidiaries. All employees of the Corporation and its subsidiaries become participants in the 401(k) Plan after attaining age 18. The Corporation amended the plan January 1, 2007, with additional amendments in 2008.
The Corporation expensed approximately $584, $594, and $505 for employee-matching contributions to the plan during 2009, 2008, and 2007, respectively. The Board of Directors of the Corporation may, in its discretion, make an additional matching contribution to the 401(k) Plan in such amount as the Board of Directors may determine. In addition, the Corporation may fund all, or any part of, its matching contributions with shares of its stock. The Corporation also may, in its discretion, make a profit-sharing contribution to the 401(k) Plan. No additional matching contributions or profit-sharing contributions have been made to the plan during 2009, 2008, or 2007.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
(Dollar amounts in thousands except per share data)
NOTE 12 — EMPLOYEE BENEFIT PROGRAM (Continued)
An employee who has an interest in a qualified retirement plan with a former employer may transfer the eligible portion of that benefit into a rollover account in the 401(k) Plan. The participant may request that the trustee invests up to 25% of the fair market value of the participant’s rollover contribution to a maximum of $200 (valued as of the effective date of the contribution to the 401(k) Plan) in whole and fractional shares of the common stock to the Corporation.
NOTE 13 — REGULATORY CAPITAL MATTERS
Dividends from the Bank to the Corporation may not exceed the net undivided profits of the Bank (included in consolidated retained earnings) for the current calendar year and the two previous calendar years without prior approval from the Office of the Comptroller of the Currency. In addition, Federal banking laws limit the amount of loans the Bank may make to the Corporation, subject to certain collateral requirements. No loans were made from the Bank to the Corporation during 2009 or 2008. The Bank declared and made a $1,385, $1,315, and $1,300 dividend to the Corporation during 2009, 2008, and 2007, respectively.
Banks and bank holding companies are subject to regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can initiate regulatory action. Management believes as of December 31, 2009, the Corporation and Bank meet all capital adequacy requirements to which it is subject.
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of total qualifying capital to total adjusted asset (as defined).
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of December 31, 2009 and 2008, the most recent notification from the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
(Dollar amounts in thousands except per share data)
NOTE 13 — REGULATORY CAPITAL MATTERS (Continued)
Actual and required capital amounts and ratios are presented below at year end.

					To Be Well
			Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2009
Total Capital to risk weighted assets Consolidated	$103,202	11.1%	$74,552	8.0%		N/A
Bank	101,635	10.9%	74,335	8.0%	92,919	10.0%
Tier 1 (Core) Capital to risk weighted assets Consolidated	86,528	9.3%	37,276	4.0%		N/A
Bank	84,994	9.2%	37,168	4.0%	55,752	6.0%
Tier 1 (Core) Capital to average assets Consolidated	86,528	6.8%	50,658	4.0%		N/A
Bank	84,994	6.7%	50,715	4.0%	63,394	5.0%

2008
Total Capital to risk weighted assets Consolidated	$101,930	10.6%	$76,961	8.0%		N/A
Bank	101,121	10.5%	76,800	8.0%	96,000	10.0%
Tier 1 (Core) Capital to risk weighted assets Consolidated	84,895	8.8%	38,480	4.0%		N/A
Bank	84,110	8.8%	38,400	4.0%	57,600	6.0%
Tier 1 (Core) Capital to average assets Consolidated	84,895	7.5%	45,069	4.0%		N/A
Bank	84,110	7.5%	45,073	4.0%	56,341	5.0%
NOTE 14 — RELATED PARTIES
Certain directors, executive officers, and principal shareholders of the Corporation, including their families and companies in which they are principal owners, are loan customers of, and have other transactions with, the Corporation or its subsidiary in the ordinary course of business. The aggregate dollar amount of these loans was approximately $15,646 and $13,003 on December 31, 2009 and 2008, respectively. The amounts do not include loans made in the ordinary course of business to companies in which officers or directors of the Corporation are either officers or directors, but are not principal owners, of such companies. During 2009, new loans to these parties amounted to $3,554, draws amounted to $31,138, and repayments amounted to $32,049. There were no changes in the composition of related parties.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
(Dollar amounts in thousands except per share data)
NOTE 15 — INCOME TAXES
The Corporation applies a federal income tax rate of 34% and a state tax rate of 8.5% in the computation of tax expense or benefit. The provision for income taxes consisted of the following:

	2009	2008	2007

Current tax (benefit) expense	$(405)	$3,155	$4,181
Deferred tax (benefit) expense	(845)	(1,913)	(325)

	$(1,250)	$1,242	$3,856

The statutory tax rate reconciliation is as follows:

	2009	2008	2007

Income (loss) before provision for income tax	$(1,138)	$5,026	$11,747

Tax expense (benefit) at federal statutory rate	$(387)	$1,709	$3,994

Increase (decrease) in taxes resulting from:
State income taxes	(92)	203	603
Tax-exempt interest	(716)	(685)	(558)
Other	(55)	15	(183)

	$(1,250)	$1,242	$3,856

The components of the Corporation’s net deferred tax assets in the consolidated balance sheets as of December 31 are as follows:

	2009	2008

Deferred tax assets:
Allowance for loan losses	$5,364	$5,025
Equity based compensation	1,841	1,193
Accrued contingencies	391	391
Other	693	508

Total deferred tax assets	8,289	7,117

Deferred tax liability:
Mortgage servicing rights	(570)	(418)
Net unrealized gain on securities	—	(537)
Other	(586)	(413)

Total deferred tax liabilities	(1,156)	(1,368)

Net deferred tax assets	$7,133	$5,749

Unrecognized Tax Benefits: The Corporation had no unrecognized tax benefits as of January 1, 2009 and did not recognize any increase in unrecognized benefits during 2009 relative to any tax positions taken in 2009. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Corporation’s policy to record such accruals in its income tax expense; no such accruals exist as of December 31, 2009. The Corporation and its subsidiary file a consolidated U.S. federal and Indiana income tax return, which is subject to examination for all years after 2005.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
(Dollar amounts in thousands except per share data)
NOTE 15 — INCOME TAXES (Continued)
Valuation Allowance on Deferred Tax Assets: In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the existence of sufficient taxable income of the appropriate character within any available carryback period or generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, and the implementation of various tax planning strategies, if necessary, management believes it is more likely than not the Corporation will realize the benefits of these deductible differences as of December 31, 2009 and 2008 and accordingly no valuation allowance has been provided.
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
The contractual amount of financial instruments with off-balance sheet risk was as follows:

	2009	2008

Unused commercial credit lines	$198,815	$231,795
Unused revolving home equity and credit card lines	99,629	98,925
Standby letters of credit	24,338	24,224
Demand deposit account lines of credit	2,499	2,917

	$325,281	$357,861

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

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
(Dollar amounts in thousands except per share data)
NOTE 17 — FAIR VALUE
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:
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
The Corporation used the following methods and significant assumptions to estimate the fair value of each type of asset or liability carried at fair value:
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
The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.
Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value less costs to sell, an impairment loss is recognized.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
(Dollar amounts in thousands except per share data)
NOTE 17 — FAIR VALUE (Continued)
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities	$67,296	$—	$67,296	$—
Mortgage servicing rights	1,459	—	1,459	—

	December 31, 2008
Assets:
Available for sale securities	$56,977	$—	$56,977	$—
Mortgage servicing rights	1,070	—	1,070	—
Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$6,120	$—	$—	$6,120
Other real estate	8,432	—	—	8,432

	December 31, 2008
Assets:
Impaired loans	$4,521	$—	$—	$4,521
Other real estate	3,414	—	—	3,414

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
(Dollar amounts in thousands except per share data)
NOTE 17 — FAIR VALUE (Continued)
The following represent impairment charges recognized during the period:
Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $7,844, with a valuation allowance of $1,724 at December 31, 2009, resulting in an additional provision for loan losses of $5,284 for the year ending December 31, 2009. At December 31, 2008, impaired loans had a carrying amount of $6,210, with a valuation allowance of $1,689, resulting in an additional provision for loan losses of $4,628 for the year ending December 31, 2008.
Other real estate is carried at lower of cost or fair value and was written down to a fair value of $8,432 resulting in a charge of $905 to earnings for the year ending December 31, 2009. At December 31, 2008, other real estate was carried at lower of cost or fair value and was written down to a fair value of $3,414 resulting in a charge of $76 to earnings.
The estimated fair values of the Corporation’s financial instruments at December 31 are as follows:

	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets
Cash and due from banks	$149,375	$149,375	$29,819	$29,819
Federal funds sold	1,242	1,242	601	601
Reverse repurchase agreements	1,000	1,000	1,000	1,000
Investment securities available-for-sale	67,296	67,296	56,977	56,997
Investment securities held-to-maturity	94,922	96,588	83,567	82,971
Net loans	851,006	850,877	891,360	904,043
Federal Reserve and FHLB stock	3,150	N/A	3,150	N/A
Accrued interest receivable	4,199	4,199	4,855	4,855

Liabilities
Deposits	1,052,065	1,053,849	965,966	967,071
Repurchase agreements and other secured short-term borrowings	81,314	81,415	51,146	51,146
Short-term debt	4,138	4,138	4,200	4,200
Subordinated debt	5,000	5,000	5,000	4,997
Junior subordinated debentures	13,918	10,102	13,918	9,962
Accrued interest payable	2,158	2,158	2,222	2,222
The following methods and assumptions, not previously presented, were used by the Corporation in estimating its fair value disclosures for financial instruments not recorded at fair value.
Carrying amount is the estimated fair value for cash and short-term investments, interest bearing deposits, accrued interest receivable and payable, demand deposits, borrowings under repurchase agreements, short-term debt, variable rate loans or deposits that reprice frequently and fully. For fixed rate loans, deposits, or other secured short-term borrowings or for variable rate loans or deposits with infrequent pricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. It was not practicable to determine the fair value of Federal Reserve and FHLB stock due to restrictions place on its transferability. The fair value of the subordinated debt and junior subordinated debentures are based upon discounted cash flows using rates for similar securities with the same maturities. The fair value of off-balance-sheet items is not considered material.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
(Dollar amounts in thousands except per share data)
NOTE 18 — ACCUMULATED OTHER COMPREHENSIVE INCOME
The following is a summary of activity in accumulated other comprehensive income:

	2009	2008	2007

Accumulated unrealized gain (loss) on securities available-for-sale at January 1, net of tax	$836	$460	$(436)
Net unrealized gain (loss) for period	(1,379)	612	1,484
Tax benefit (expense)	540	(236)	(588)

Ending other comprehensive income (loss) at December 31, net of tax	$(3)	$836	$460

Accumulated unrealized loss on swap at January 1, net of tax	$—	$—	$(97)
Net unrealized gain for period	—	—	161
Tax expense	—	—	(64)

Ending other comprehensive income at December 31, net of tax	$—	$—	$—

Accumulated other comprehensive income (loss) at January 1, net of tax	$836	$460	$(533)
Other comprehensive income (loss), net of tax	(839)	376	993

Accumulated other comprehensive income (loss) at December 31, net of tax	$(3)	$836	$460

NOTE 19 — EARNINGS PER SHARE
A computation of earnings per share follows:

	2009	2008	2007

Basic EPS Calculation
Basic average shares outstanding	2,301,502	2,311,022	2,327,878

Net income	$112	$3,784	$7,891

Basic earnings per common share	$0.05	$1.64	$3.39

Diluted EPS Calculation
Average shares outstanding	2,301,502	2,311,022	2,327,878
Nonvested restricted stock	19,289	15,239	12,574
Net effect of the assumed exercise of stock options	28,313	65,046	69,833

Diluted average shares	2,349,104	2,391,307	2,410,285

Net income	$112	$3,784	$7,891

Diluted earnings per common share	$0.05	$1.58	$3.27

As of December 31, 2009, 2008 and 2007, options to purchase 4,004, 183,220, and 0 shares respectively, and 6,076, 1,051, and 0 restricted shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
(Dollar amounts in thousands except per share data)
NOTE 20 — PARENT COMPANY FINANCIAL STATEMENTS
The condensed financial statements of the Corporation, prepared on a parent company unconsolidated basis, are presented as follows:
Balance Sheets

	December 31
	2009	2008
Assets
Cash	$3,974	$3,801
Investment in subsidiary	85,137	85,054
Other assets	3,002	2,274

Total assets	$92,113	$91,129

Liabilities and shareholders’ equity
Other liabilities	$1,026	$799
Short term debt	4,138	4,200
Junior subordinated debentures owed to unconsolidated subsidiary trust	13,918	13,918

Total liabilities	19,082	18,917

Shareholders’ equity	73,031	72,212

Total liabilities and shareholders’ equity	$92,113	$91,129

Statements of Income

	Year Ended December 31
	2009	2008	2007

Interest income	$7	$7	$35
Interest expense	1,596	1,492	1,482

Net interest income	(1,589)	(1,485)	(1,447)

Other income	44	44	44
Dividend income from subsidiary	1,385	1,315	1,300
Other operating expenses:
Deferred compensation	1,753	1,362	1,209
Other expenses	304	321	345

Total other operating expenses	2,057	1,683	1,554

Net loss before tax benefit and equity in undistributed net income of subsidiary	(2,217)	(1,809)	(1,657)
Tax benefit	1,406	1,213	1,161

Net loss before equity in undistributed net income of subsidiary	(811)	(596)	(496)

Equity in undistributed net income of subsidiary	923	4,380	8,387

Net income	$112	$3,784	$7,891

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
(Dollar amounts in thousands except per share data)
NOTE 20 — PARENT COMPANY FINANCIAL STATEMENTS (Continued)
Statements of Cash Flows

	Year Ended December 31
	2009	2008	2007

Operating activities
Net income	$112	$3,784	$7,891
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiary	(923)	(4,380)	(8,387)
Stock compensation	100	100	100
Excess tax benefit from deferred compensation	(414)	(321)	(552)
Compensation expense related to restricted stock and options	1,753	1,362	1,209
Increase in deferred income taxes	(648)	(499)	(148)
Increase in other assets	(79)	(31)	(32)
Increase in other liabilities	641	409	773

Net cash provided by operating activities	542	424	854

Investing activities
Net cash provided by investing activities	—	—	—

Financing activities
Proceeds from issuance of stock	1,144	833	804
Repurchase of stock	(1,865)	(3,502)	(2,394)
Net change in short term debt	(62)	4,200	—
Income tax benefit from deferred compensation	414	321	552

Net cash provided (used) in financing activities	(369)	1,852	(1,038)

Increase (decrease) in cash and cash equivalents	173	2,276	(184)
Cash and cash equivalents at beginning of year	3,801	1,525	1,709

Cash and cash equivalents at end of year	$3,974	$3,801	$1,525

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 21 — QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following is a summary of the unaudited quarterly results of operations for the years ended December 31:

	March 31	June 30	September 30	December 31
2009
Interest income	$11,665	$11,795	$12,185	$11,886
Interest expense	3,157	2,834	2,763	2,559

Net interest income	8,508	8,961	9,422	9,327

Provision for loan losses	1,250	2,650	3,955	4,050
Other operating income	3,003	3,569	2,991	3,340
Other operating expense	9,210	10,060	9,128	9,956

Net income (loss) before tax	1,051	(180)	(670)	(1,339)
Federal and state income tax (benefit)	206	(259)	(462)	(735)

Net income (loss) after tax	$845	$79	$(208)	$(604)

Basic earnings per share	$0.37	$0.03	$(0.09)	$(0.26)
Diluted earnings per share	$0.36	$0.03	$(0.09)	$(0.26)

	March 31	June 30	September 30	December 31
2008
Interest income	$15,689	$13,913	$13,788	$12,987
Interest expense	6,700	4,794	4,556	4,399

Net interest income	8,989	9,119	9,232	8,588

Provision for loan losses	1,075	2,100	1,800	2,425
Other operating income	2,413	3,048	2,926	2,817
Other operating expense	9,747	8,353	7,917	8,688

Net income before tax	580	1,714	2,441	292
Federal and state income tax (benefit)	34	505	798	(94)

Net income after tax	$546	$1,209	$1,643	$386

Basic earnings per share	$0.24	$0.52	$0.71	$0.17
Diluted earnings per share	$0.23	$0.50	$0.69	$0.16

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
Management’s Report on Internal Control Over Financial Reporting.

See report on page 55.
Attestation Report of the Independent Registered Public Accounting Firm.

See report on page 56.
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

Item 9B. Other Information
Not Applicable.
PART III
Items 10. 11, 12, 13 and 14
In accordance with the provisions of General Instruction G to Form 10-K, the information required for the required disclosures under Items 10, 11, 12, 13 and 14 are not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2009 fiscal year, which Proxy Statement will contain such information. The information required by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to such Proxy Statement.

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

3.02		Bylaws of the Corporation, filed as Exhibit 3(ii) to the Corporation’s Form 8-K filed July 30, 2009, are incorporated by reference

10.01	*	1993 Key Employees’ Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(a) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

10.02	*	1993 Directors’ Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(b) to the Corporation’s Form 10-Q as of June 30, 2001 is incorporated by reference

10.03	*	1993 Restricted Stock Plan of the Corporation, as amended, filed as Exhibit 10(c) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

10.04	*	Form of agreement under the 1993 Key Employees Stock Option Plan, filed as Exhibit 10(d) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

10.05	*	Form of agreement under the 1993 Restricted Stock Plan, filed as Exhibit 10(e) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

10.06	*	Schedule of Directors Compensation Arrangements, filed as Exhibit 10(f) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference

10.07	*
Schedule of Named Executive Officers Compensation Arrangements, filed as Exhibit 10.07 to the Corporation’s Form 8-K dated May 18, 2006 is incorporated by reference, as amended by the Corporation’s Form 8-K filed January 9, 2009, the Corporation’s Form 8-K filed April 16, 2009, and the Corporation’s Form 8-K filed January 11, 2010

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	The National Bank of Indianapolis Corporation

By (Signature and Title)	/S/ Morris L. Maurer Morris L. Maurer, President (Principal Executive Officer)	March 12, 2010 Date
Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title)	/S/ Morris L. Maurer Morris L. Maurer, President (Principal Executive Officer)	March 12, 2010 Date

By (Signature and Title)	/S/ Philip B. Roby Philip B. Roby, Executive Vice President	March 12, 2010 Date

By (Signature and Title)	/S/ Debra L. Ross Debra L. Ross, Senior Vice President (Principal Financial and Accounting Officer)	March 12, 2010 Date

By (Signature and Title)	/S/ Michael S. Maurer Michael S. Maurer, Chairman of the Board	March 12, 2010 Date

By (Signature and Title)	/S/ Kathryn G. Betley Kathryn G. Betley, Director	March 12, 2010 Date

By (Signature and Title)	/S/ David R. Frick David R. Frick, Director	March 12, 2010 Date

By (Signature and Title)	/S/ Andre B. Lacy Andre B. Lacy, Director	March 12, 2010 Date

By (Signature and Title)	/S/ William S. Oesterle William S. Oesterle, Director	March 12, 2010 Date

By (Signature and Title)	/S/ Todd H. Stuart Todd H. Stuart, Director	March 12, 2010 Date

By (Signature and Title)	/S/ John T. Thompson John T. Thompson, Director	March 12, 2010 Date

EXHIBIT INDEX

3.01
Articles of Incorporation of the Corporation, filed as Exhibit 3(i) to the Corporation’s Form 10-QSB as of September 30, 1995 are incorporated by reference and Articles of Amendment filed as Exhibit 3(i) to the Form 10-K for the fiscal year ended December 31, 2001

3.02		Bylaws of the Corporation, filed as Exhibit 3(ii) to the Corporation’s Form 8-K filed July 30, 2009, are incorporated by reference

10.01	*	1993 Key Employees’ Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(a) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

10.02	*	1993 Directors’ Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(b) to the Corporation’s Form 10-Q as of June 30, 2001 is incorporated by reference

10.03	*	1993 Restricted Stock Plan of the Corporation, as amended, filed as Exhibit 10(c) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

10.04	*	Form of agreement under the 1993 Key Employees Stock Option Plan, filed as Exhibit 10(d) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

10.05	*	Form of agreement under the 1993 Restricted Stock Plan, filed as Exhibit 10(e) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

10.06	*	Schedule of Directors Compensation Arrangements, filed as Exhibit 10(f) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference

10.07	*
Schedule of Named Executive Officers Compensation Arrangements, filed as Exhibit 10.07 to the Corporation’s Form 8-K dated May 18, 2006 is incorporated by reference, as amended by the Corporation’s Form 8-K filed January 9, 2009, the Corporation’s Form 8-K filed April 16, 2009, and the Corporation’s Form 8-K filed January 11, 2010

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