Form 10-Q
period 2010-03-31
NATIONAL BANK OF INDIANAPOLIS CORP
filed 2010-05-07
CIK 912382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at May 7 , 2010

[Common Stock, no par value per share]	2,307,535

The National Bank of Indianapolis Corporation
Report on Form 10-Q
for Quarter Ended
March 31, 2010

Part I — Financial Information
Item 1. Financial Statements
The National Bank of Indianapolis Corporation
Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(Unaudited)	(Note)
	(Dollars in thousands)
Assets
Cash and cash equivalents
Cash and due from banks	$199,553	$149,375
Reverse repurchase agreements	1,000	1,000
Federal funds sold	1,174	1,242

Total cash and cash equivalents	201,727	151,617

Investment securities
Available-for-sale securities	67,400	67,296
Held-to-maturity securities (Fair value of $89,196 at March 31, 2010 and $96,588 at December 31, 2009)	86,764	94,922

Total investment securities	154,164	162,218

Loans	870,094	864,722
Less: Allowance for loan losses	(14,759)	(13,716)

Net loans	855,335	851,006
Premises and equipment	24,263	24,532
Deferred tax asset	7,643	7,133
Accrued interest	4,436	4,199
Federal Reserve and FHLB stock	3,150	3,150
Other real estate owned	6,697	8,432
Other assets	21,136	21,343

Total assets	$1,278,551	$1,233,630

Liabilities and shareholders’ equity
Deposits:
Noninterest-bearing demand deposits	$192,714	$192,705
Money market and savings deposits	678,806	650,353
Time deposits over $100,000	135,271	131,938
Other time deposits	76,230	77,069

Total deposits	1,083,021	1,052,065
Other short term borrowings	92,552	81,314
Short term debt	4,075	4,138
Subordinated debt	5,000	5,000
Junior subordinated debentures owed to unconsolidated subsidiary trust	13,918	13,918
Other liabilities	5,765	4,164

Total liabilities	1,204,331	1,160,599

Shareholders’ equity:
Preferred stock, no par value — authorized 5,000,000 shares	—	—
Common stock, no par value — authorized 15,000,000 shares issued 2,845,682 shares at March 31, 2010 and 2,840,382 shares at December 31, 2009	34,581	34,440
Treasury stock, at cost; 537,912 shares at March 31, 2010 and 533,204 shares at December 31, 2009	(20,522)	(20,346)
Additional paid in capital	11,296	10,873
Retained earnings	48,689	48,067
Accumulated other comprehensive income (loss)	176	(3)

Total shareholders’ equity	74,220	73,031

Total liabilities and shareholders’ equity	$1,278,551	$1,233,630

See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation
Consolidated Statements of Income
(Unaudited)

	Three months ended
	March 31,
	2010	2009
	(Dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$10,457	$10,245
Interest on investment securities taxable	583	873
Interest on investment securities nontaxable	488	523
Interest on federal funds sold	1	2
Interest income on due from banks	86	22

Total interest income	11,615	11,665

Interest expense:
Interest on deposits	1,888	2,703
Interest on other short term borrowings	71	30
Interest on short term debt	47	21
Interest on long term debt	388	403

Total interest expense	2,394	3,157

Net interest income	9,221	8,508

Provision for loan losses	1,235	1,250

Net interest income after provision for loan losses	7,986	7,258

Other operating income:
Wealth management fees	1,204	1,086
Rental income	69	106
Service charges and fees on deposit accounts	769	768
Mortgage banking income	212	302
Interchange income	284	210
Other	395	531

Total other operating income	2,933	3,003

Other operating expenses:
Salaries, wages and employee benefits	5,934	5,354
Occupancy	641	591
Furniture and equipment	329	345
Professional services	589	505
Data processing	725	710
Business development	431	409
FDIC Insurance	534	355
Non performing assets	157	21
Other	882	920

Total other operating expenses	10,222	9,210

Income before tax	697	1,051
Federal and state income tax	75	206

Net income	$622	$845

Basic earnings per share	$0.27	$0.37

Diluted earnings per share	$0.26	$0.36

See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31,
	2010	2009
	(Dollars in thousands)
Operating Activities
Net Income	$622	$845
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	1,235	1,250
Proceeds from sale of loans	9,844	18,204
Origination of loans held for sale	(7,967)	(17,235)
Depreciation and amortization	381	392
Fair value adjustment on mortgage servicing rights	88	210
Gain on sale of loans	(200)	(432)
Net decrease (increase) in deferred income taxes	(627)	21
Net increase in bank owned life insurance	(98)	(106)
Excess tax benefit from deferred stock compensation	(22)	(172)
Net accretion of discounts and amortization of premiums on investments	279	53
Compensation expense related to restricted stock and options	411	302
(Increase) decrease in:
Accrued interest receivable	(237)	735
Other real estate owned and repossessions	1,735	(1,422)
Other assets	217	(688)
Increase in:
Other liabilities	1,623	1,458

Net cash provided provided by operating activities	7,284	3,415

Investing Activities
Proceeds from maturities of investment securities held to maturity	9,075	5,378
Purchases of investment securities held to maturity	(1,004)	—
Purchases of investment securities available for sale	—	(499)
Net (increase) decrease in loans	(7,241)	18,390
Purchases of bank premises and equipment	(112)	(615)

Net cash provided by investing activities	718	22,654

Financing Activities
Net increase in deposits	30,956	58,339
Net increase in short term borrowings	11,238	8,785
Net change in revolving line of credit	(63)	—
Income tax benefit from deferred stock compensation (ASC 718)	22	172
Proceeds from issuance of stock	131	471
Repurchase of stock	(176)	(897)

Net cash provided by financing activities	42,108	66,870

Increase in cash and cash equivalents	50,110	92,939

Cash and cash equivalents at beginning of year	151,617	31,420

Cash and cash equivalents at end of year	$201,727	$124,359

Interest paid	$2,943	$3,620

Income taxes paid	$—	$—

See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation
Consolidated Statement of Shareholders’ Equity
(Unaudited)

					Accumulated
			Additional		Other
	Common	Treasury	Paid In	Retained	Comprehensive
(Dollars in thousands)	Stock	Stock	Capital	Earnings	Income	TOTAL

Balance at December 31, 2008	$33,136	$(18,481)	$8,766	$47,955	$836	$72,212

Comprehensive income:
Net income	—	—	—	845	—	845
Other comprehensive income
Net unrealized loss on investments, net of tax of $190	—	—	—	—	(296)	(296)

Total comprehensive income	—	—	—	—	—	549

Income tax benefit from deferred stock compensation	—	—	172	—	—	172
Issuance of stock 24,600 shares of common stock under stock-based compensation plans	471	—	—			471
Repurchase of stock 24,405 shares of common stock	—	(897)	—	—	—	(897)
Stock based compensation earned	—	—	302	—	—	302

Balance at March 31, 2009	$33,607	$(19,378)	$9,240	$48,800	$540	$72,809

Balance at December 31, 2009	$34,440	$(20,346)	$10,873	$48,067	$(3)	$73,031

Comprehensive income:
Net income	—	—	—	622	—	622
Other comprehensive income
Net unrealized gain on investments, net of tax of $117	—	—	—	—	179	179

Total comprehensive income						801

Income tax benefit from deferred stock compensation	—	—	22	—	—	22
Issuance of 5,300 shares of common stock under stock-based compensation plans	141	—	(10)	—	—	131
Repurchase of 4,708 shares of common stock	—	(176)	—	—	—	(176)
Stock based compensation earned	—	—	411	—	—	411

Balance at March 31, 2010	$34,581	$(20,522)	$11,296	$48,689	$176	$74,220

See notes to consolidated financial statements.

The National Bank of Indianapolis
Corporation
Notes to Consolidated Financial Statements
March 31, 2010
Note 1: Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of The National Bank of Indianapolis Corporation (“Corporation”) and its wholly-owned subsidiary, The National Bank of Indianapolis (“Bank”). All intercompany transactions between the Corporation and its subsidiary have been properly eliminated. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s Form 10-K for the year ended December 31, 2009.
Note 2: Investment Securities
The following is a summary of available-for-sale and held-to-maturity securities:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
March 31, 2010	Cost	Gain	Loss	Value
	(Dollars in thousands)
Available-for-sale
U.S. Treasury securities	$504	$—	$—	$504
U.S. Government agencies	66,605	291	—	66,896

Total available-for-sale	$67,109	$291	$—	$67,400

Held-to-maturity
Municipals	$53,330	$2,191	$22	$55,499
Collateralized mortgage obligations, residential	28,854	253	59	29,048
Mortgage backed securities, residential	4,430	69	—	4,499
Other securities	150	—	—	150

Total Held-to-maturity	$86,764	$2,513	$81	$89,196

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gain	Loss	Value
	(Dollars in thousands)
Available-for-sale
U.S. Treasury securities	$506	$—	$—	$506
U.S. Government agencies	66,795	97	102	66,790

Total available-for-sale	$67,301	$97	$102	$67,296

Held-to-maturity
Municipals	$54,913	$1,805	$47	$56,671
Collateralized mortgage obligations, residential	30,124	29	232	29,921
Mortgage backed securities, residential	9,735	111	—	9,846
Other securities	150	—	—	150

Total Held-to-maturity	$94,922	$1,945	$279	$96,588

The fair value of debt securities and carrying amount, if different, at March 31, 2010, by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. There were no sales of securities during the three month period ending March 31, 2010 and 2009.

	March 31, 2010
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Available-for-sale
Due in one year or less	$10,532	$10,569
Due from one to five years	56,577	56,831

Total	$67,109	$67,400

Held-to-maturity
Due in one year or less	$10,369	$10,473
Due from one to five years	3,965	4,161
Due from five to ten years	38,142	39,993
Due after ten years	1,004	1,022
CMO/Mortgage-backed, residential	33,284	33,547

Total	$86,764	$89,196

Investment securities with a carrying value of approximately $94 million and $83 million were pledged as collateral for Wealth Management accounts and securities sold under agreements to repurchase at March 31, 2010, and December 31, 2009, respectively.

Securities with unrealized losses at March 31, 2010, and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(Dollars in thousands)
March 31, 2010
Available-for-sale
None

Held-to-maturity
Collateralized mortgage obligations, residential	$4,660	$59	$—	$—	$4,660	$59
Municipal bonds	3,726	22	—	—	3,726	22

Total held-to-maturity	$8,386	$81	$—	$—	$8,386	$81

December 31, 2009
Available-for-sale
U.S. Government agencies	$36,515	$102	$—	$—	$36,515	$102

Total available-for-sale	$36,515	$102	$—	$—	$36,515	$102

Held-to-maturity
Collateralized mortgage obligations, residential	$24,851	$232	$—	$—	$24,851	$232
Municipal bonds	1,796	10	1,424	37	3,220	47

Total held-to-maturity	$26,647	$242	$1,424	$37	$28,071	$279

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

As of March 31, 2010, the Corporation held 8 investments in which the amortized cost was greater than fair value.
There were no unrealized losses for investments classified as available-for-sale.
The unrealized losses for investments classified as held-to-maturity are attributable to changes in interest rates and/or economic environment and individually were 4.20% or less of their respective amortized costs. The unrealized losses relate primarily to residential collateralized mortgage obligations and municipal securities. The residential collateralized mortgage obligations were purchased in September 2009. Prepayments have decreased due to an increase in long-term interest rates from the time of the investment purchases and March 31, 2010, which affects the fair value of residential collateralized mortgage obligations. All residential collateralized mortgage obligations are backed by the U.S. Government and its agencies and represent minimal credit risk at this time. The majority of securities issued by various municipalities that have an unrealized loss were purchased during 2005 and first quarter of 2006 when rates were lower. The largest unrealized loss relates to one municipal that was purchased February 2006. The credit rating of the individual municipalities is assessed monthly. As of March 31, 2010, all but five of the municipal debt securities were rated BBB or better (as a result of insurance of the underlying rating on the bond). The five municipal debt securities have no underlying rating. Credit reviews of the municipalities have been conducted. As a result, we have determined that all of our non-rated debt securities would be rated a “pass” asset and thus classified as investment grade securities. All interest payments are current for all municipal securities and management expects all to be collected in accordance with contractual terms.
Note 3: Loans
Loans, including net unamortized deferred fees and costs, consist of the following:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Residential loans secured by real estate	$258,868	$254,722
Commercial loans secured by real estate	248,857	232,841
Construction loans	58,409	75,615
Other commercial and industrial loans	275,378	273,117
Consumer loans	28,582	28,427

Total loans	870,094	864,722
Less allowance for loan losses	(14,759)	(13,716)

Total loans, net	$855,335	$851,006

The Corporation periodically sells residential mortgage loans it originates based on the overall loan demand of the Corporation and outstanding balances of the residential mortgage portfolio.
As of March 31, 2010, and December 31, 2009, loans held for sale totaled $7.1 million and $884 thousand, respectively, and are included in the totals above.

There were no loans pledged as collateral for FHLB advances as of March 31, 2010, and December 31, 2009.
Activity in the allowance for loan losses was as follows:

	Three months ended
	March 31,
	2010	2009
	(Dollars in thousands)
Beginning Balance	$13,716	$12,847
Loan charge offs	(208)	(1,670)
Recoveries	16	44
Provision for loan losses	1,235	1,250

Ending balance	$14,759	$12,471

Note 4: Real Estate Owned
Activity in real estate owned was as follows:

	Three months ended	Twelve months ended
	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Balance at beginning of period	$8,432	$3,418
Additions	112	7,614
Write downs	(19)	(905)
Sales	(1,828)	(1,695)

Balance at end of period	$6,697	$8,432

Expenses related to real estate owned include:

	Three months ended
	March 31,
	2010	2009
	(Dollars in thousands)
Net gain on sales	$(56)	$(28)
Write downs	19	—
Operating expenses, net of rental income	136	49

	$99	$21

Note 5: Mortgage Banking Activities
The unpaid principal balances of mortgage loans serviced for others were $158.4 million and $154.3 million at March 31, 2010, and December 31, 2009, respectively.
Custodial escrow balances maintained in connection with serviced loans were $1.3 million and $1.2 million at March 31, 2010, and December 31, 2009, respectively.

The following table includes activity for mortgage servicing rights:

	Three months ended	Twelve months ended
	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Balance at beginning of period	$1,459	$1,070
Plus additions	$88	$723
Fair value adjustments	$(88)	$(334)

Balance at end of period	$1,459	$1,459

Mortgage servicing rights are carried at fair value at March 31, 2010, and December 31, 2009. Fair value at March 31, 2010, was determined using discount rates ranging from 11.0% to 17.0%, prepayment speeds ranging from 7.98% to 26.72%, depending on the stratification of the specific right, and a weighted average default rate of 0.40%. Fair value at December 31, 2009, was determined using discount rates ranging from 11.0% to 17.0%, prepayment speeds ranging from 8.68% to 28.92%, depending on the stratification of the specific right, and a weighted average default rate of 0.41%.
Note 6: Subordinated Term Loan Agreement/Revolving Line of Credit
On June 29, 2007, the Bank entered into a Subordinated Debenture Purchase Agreement with U.S. Bank in the amount of $5.0 million, which will mature on June 28, 2017. Under the terms of the Subordinated Debenture Purchase Agreement, the Bank pays 3-month LIBOR plus 1.20% which equated to 1.51% at March 31, 2010. Interest payments are due quarterly.
On June 29, 2007, the Corporation entered into a $5.0 million revolving loan agreement with U.S. Bank, which matured on June 27, 2009, and was renewed and matured on August 31, 2009. The revolving loan agreement was used to provide additional liquidity support to the Corporation, if needed. On September 5, 2008, and December 11, 2008, the Corporation drew $1.3 million and $2.9 million, respectively, on the revolving loan agreement with U.S. Bank.
On August 31, 2009, U.S. Bank renewed the revolving loan agreement which will mature on August 31, 2010. As part of the renewal of the revolving loan agreement, U.S. Bank reduced the revolving loan amount from $5.0 million to $2.0 million. Of the $4.1 million outstanding, $3.0 million was moved to a separate one-year term facility with principal payments of $62.5 thousand and interest payments due quarterly. Under the terms of the one-year term facility, the Corporation pays prime plus 1.25% which equated to 4.50% at March 31, 2010.
Under the terms of the revolving loan agreement, the Corporation paid prime minus 1.25% which equated to 2.00% through August 31, 2009, and interest payments were due quarterly. Beginning September 1, 2009, the Corporation pays prime plus 1.25% which equated to 4.50% at March 31, 2010. In addition, beginning October 1, 2009, U.S. Bank assessed a 0.25% fee on the unused portion of the revolving line of credit.
The loan agreements contain various financial and non-financial covenants. One of the covenants requires the Bank to maintain loan loss reserve to non-performing loans at a minimum of 100%. The Bank was in violation of this covenant as of March 31, 2010, as the loan loss reserve to non-performing loans was 97.34%.

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
Note 7: Trust Preferred Securities
In September 2000, the Corporation established the Trust, a Connecticut statutory business trust, which subsequently issued $13.5 million of company obligated mandatorily redeemable capital securities and $418 thousand of common securities. The proceeds from the issuance of both the capital and common securities were used by the Trust to purchase from the Corporation $13.9 million fixed rate junior subordinated debentures. The capital securities and debentures mature September 7, 2030, or upon earlier redemption as provided by the Indenture. The Corporation has the right to redeem the capital securities, in whole or in part, but in all cases, in a principal amount with integral multiples of a thousand dollars, on any March 7 or September 7 on or after September 7, 2010, at a premium, declining ratably to par on September 7, 2020. The capital securities and the debentures have a fixed interest rate of 10.60%, and are guaranteed by the Bank. The subordinated debentures are the sole assets of the Trust, and the Corporation owns all of the common securities of the Trust. The net proceeds received by the Corporation from the sale of capital securities were used for general corporate purposes. The indenture, dated September 7, 2000, requires compliance with certain non-financial covenants.
The Corporation does not have the power to direct the activities of the trust, therefore, the trust is not consolidated in the Corporation’s financial statements. The junior subordinated debt obligation issued to the Trust of $13.9 million is reflected in the Corporation’s consolidated balance sheets at March 31, 2010, and December 31, 2009. The junior subordinated debentures owed to the Trust and held by the Corporation qualify as Tier 1 capital for the Corporation under Federal Reserve Board guidelines.
Interest payments made on the junior subordinated debentures are reported as a component of interest expense on long-term debt.
Note 8: Stock Based Compensation
During the first quarter of 2010, four officers of the Corporation exercised options to purchase 5,300 common shares in aggregate. The weighted average exercise price was $24.68 and the weighted average fair market value of the stock was $37.44.
Due to the exercise of these options and the vesting of restricted stock for the three months ended March 31, 2010, the Corporation will receive a deduction for tax purposes for the difference between the fair value of the stock at the date of grant and the date of exercise. The Corporation recorded an income tax benefit of $22 thousand as additional paid in capital for the three months ended March 31, 2010 as per guidance issued by the Financial Accounting Standards Board (FASB) on stock compensation.

Note 9: Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
	March 31,
	2010	2009
	(Dollar amounts in thousands, except per share data)

Basic average shares outstanding	2,307,356	2,295,073

Net income	$622	$845

Basic net income per common share	$0.27	$0.37

Diluted
Average shares outstanding	2,307,356	2,295,073
Nonvested restricted stock	35,189	4,614
Net effect of the assumed exercise of stock options	20,007	33,247

Diluted average shares	2,362,552	2,332,934

Net income	$622	$845

Diluted net income per common share	$0.26	$0.36

For the three month period ending March 31, 2010 and 2009, options to purchase 189,400 and 192,663 shares, respectively, and 4,325 and 6,275 restricted shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.
Note 10: Comprehensive Income
The following is a summary of activity in accumulated other comprehensive income:

	Three months ended
	March 31,
	2010	2009
	(Dollars in thousands)

Accumulated unrealized gain (loss) on available for sale securities at beginning of period, net of tax	$(3)	$836
Net unrealized gains (loss) for period	296	(486)
Tax effect	(117)	190

Ending other comprehensive income at end of period, net of tax	$176	$540

Note 11: Commitments and Contingencies
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
The contractual amount of financial instruments with off-balance sheet risk was as follows:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Unused commercial credit lines	$201,988	$198,815
Unused revolving home equity and credit card lines	102,278	99,629
Standby letters of credit	8,940	24,338
Demand deposit account lines of credit	2,539	2,499

	$315,745	$325,281

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
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using:
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities	$67,400	$—	$67,400	$—
Mortgage servicing rights	1,459	—	1,459	—

	December 31, 2009
Assets:
Available for sale securities	$67,296	$—	$67,296	$—
Mortgage servicing rights	1,459	—	1,459	—
A detailed breakdown of the fair value for the available-for-sale investment securities is provided in Note 2 Investment Securities.

Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using:
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$5,732	$—	$—	$5,732
Other real estate	1,430	—	—	1,430

	December 31, 2009
Assets:
Impaired loans	$6,120	$—	$—	$6,120
Other real estate	2,017	—	—	2,017
For the three month period ending March 31, 2010, impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $7.4 million, with a valuation allowance of $1.7 million, resulting in an additional provision for loan losses of $56 thousand.
For the twelve month period ending December 31, 2009, impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $7.8 million, with a valuation allowance of $1.7 million, resulting in an additional provision for loan losses of $5.3 million.
For the three month period ending March 31, 2010, other real estate is carried at lower of cost or fair value and was written down to a fair value of $6.7 million resulting in a charge of $19 thousand to earnings.
For the twelve month period ending December 31, 2009, other real estate is carried at lower of cost or fair value and was written down to a fair value of $8.4 million resulting in a charge of $905 thousand to earnings.

The estimated fair value of the Corporation’s financial instruments is as follows:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Assets
Cash and due from banks	$199,553	$199,553	$149,375	$149,375
Federal funds sold	1,174	1,174	1,242	1,242
Reverse repurchase agreements	1,000	1,000	1,000	1,000
Investment securities available-for-sale	67,400	67,400	67,296	67,296
Investment securities held-to-maturity	86,764	89,196	94,922	96,588
Net loans	855,335	853,572	851,006	850,877
Federal Reserve and FHLB stock	3,150	N/A	3,150	N/A
Accrued interest receivable	4,436	4,436	4,199	4,199

Liabilities
Deposits	1,083,021	1,084,557	1,052,065	1,053,849
Repurchase agreements and other secured short-term borrowings	92,552	92,631	81,314	81,415
Short-term debt	4,075	4,075	4,138	4,138
Subordinated debt	5,000	5,000	5,000	5,000
Junior subordinated debentures	13,918	10,137	13,918	10,102
Accrued interest payable	1,703	1,703	2,158	2,158
The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments not recorded at fair value:
Carrying amount is the estimated fair value for cash and short-term investments, interest bearing deposits, accrued interest receivable and payable, demand deposits, borrowings under repurchase agreements, short-term debt, variable rate loans or deposits that reprice frequently and fully. For fixed rate loans, deposits, other secured short-term borrowings, variable rate loans or deposits with infrequent pricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. It was not practicable to determine the fair value of Federal Reserve or FHLB stock due to restrictions placed on its transferability. The fair value of the subordinated debt and junior subordinated debentures are based upon discounted cash flows using rates for similar securities with the same maturities. The fair value of off-balance-sheet items is not considered material.
Note 13: Adoption of New Accounting Standards
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
In January 2010, the FASB amended guidance for fair value measurements and disclosures to clarify and provide additional disclosure requirements related to recurring and non-recurring fair value measurements. The update requires new disclosures for transfers in and out of Levels 1 and 2, and requires a reconciliation be provided for the activity in Level 3 fair value measurements.
A reporting entity should disclose separately the amounts of significant transfers in and out of Levels 1 and 2 and provide an explanation for the transfers. This guidance is effective for interim periods beginning after December 15, 2009, and did not have a material effect on the Corporation’s results of operations or financial position.
In the reconciliation for fair value measurements using observable inputs (Level 3) a reporting entity should present separately information about purchases, sales, issuances, and settlements on a gross basis rather than a net basis. Disclosures relating to purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurement will become effective beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this standard is not expected to have a material effect on the Corporation’s results of operations or financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Corporation Overview
The National Bank of Indianapolis Corporation (the “Corporation”) is a one-bank holding company formed in 1993 which owns all of the outstanding stock of The National Bank of Indianapolis (the “Bank”). The Bank, a national banking association, was formed in 1993 and is headquartered in Indianapolis, Indiana. The primary business activity of the Corporation is providing financial services through the Bank’s twelve banking offices in Marion, Johnson, and Hamilton County, Indiana.
The primary source of the Corporation’s revenue is net interest income from loans and deposits and fees from financial services provided to customers. Overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace tend to influence business volumes.
The Corporation recorded net income of $622 thousand or $0.26 per diluted share for the three month period ending March 31, 2010, as compared to $845 thousand or $0.36 per diluted share for the three month period ending March 31, 2009.
The risks and challenges that management believes will be important for the remainder of 2010 are price competition for loans and deposits by competitors, marketplace credit effects, continued spread compression, a continued slowdown in the local economy that could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans, and the lingering effects from the financial crisis in the U.S. and foreign markets.
The Corporation has determined that it has one reportable segment, banking services. The Bank provides a full range of deposit, credit, and money management services to its target markets, which are small to medium size businesses, affluent executive and professional individuals, and not-for-profit organizations in the Indianapolis Metropolitan Statistical Area of Indiana.
Forward-Looking Information
This section contains forward-looking statements. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, the Corporation’s ability to execute its business plans; changes in general economic and financial market conditions; changes in interest rates; changes in competitive conditions; continuing consolidation in the financial services industry; new litigation or changes in existing litigation; losses, customer bankruptcy, claims and assessments; changes in banking regulations or other regulatory or legislative requirements that impact the Corporation’s business; and changes in accounting policies and procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements is available in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Within the allowance, there are specific and general loss components. The specific loss component is assessed for non-homogeneous loans that management believes to be impaired. Loans are considered to be impaired when it is determined that the obligor will not pay all contractual principal and interest due. For loans determined to be impaired, the loan’s carrying value is compared to its fair value using one of the following fair value measurement techniques: present value of expected future cash flows, observable market price, or fair value of the associated collateral less costs to sell. An allowance is established when the fair value is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. These loans are segregated by major product type and/or risk grade with an estimated loss ratio applied against each product type and/or risk grade. The loss ratio is generally based upon historic loss experience for each loan type as adjusted for certain environmental factors management believes to be relevant.
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
Results of Operations
Net Interest Income
The Corporation’s results of operations depend primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. The Corporation had net interest income fully taxable equivalent (“FTE”) of $9.5 million for the three month period ending March 31, 2010, as compared to net interest income FTE of $8.8 million for the three month period ending March 31, 2009. The increase in net interest income FTE is due to an increase in total earning assets FTE of $92.0 million for the three month period ending March 31, 2010, as compared to the three month period ending March 31, 2009. Additionally, total interest bearing liabilities increased $86.0 million for the three month period ending March 31, 2010, as compared to the three month period ending March 31, 2009. The net interest income spread FTE increased 0.05% to 3.09% for the three month period ending March 31, 2010, from 3.04% for the three month period ending March 31, 2009. The contribution of non-interest bearing funds decreased 0.06% to 0.16% from 0.22% for the three month period ending March 31, 2010 and 2009, respectively, resulting in an overall decrease to the net interest margin FTE to 3.25% from 3.26% for the three month period ending March 31, 2010 and 2009, respectively.

The following table details average balances, interest income/expense average rates/yields for the Corporation’s earning assets and interest bearing liabilities at the dates indicated:

	Three months ended March 31,
	2010			2009
	(Dollars in thousands)
		Interest	Average		Interest	Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Assets:
Interest bearing due from banks	$138,641	$86	0.25%	$36,275	$23	0.25%
Reverse repurchase agreements	1,000	—	0.01%	1,000	—	0.01%
Federal funds	1,328	1	0.30%	7,395	2	0.11%
Non taxable investment securities — FTE	53,241	753	5.66%	56,868	802	5.64%
Taxable investments securities	108,190	583	2.16%	83,177	872	4.19%
Loans (gross)	866,657	10,457	4.83%	892,389	10,245	4.59%

Total earning assets	$1,169,057	$11,880	4.06%	$1,077,104	$11,944	4.44%
Non-earning assets	90,568			78,336

Total assets	$1,259,625			$1,155,440

Liabilities:
Interest bearing DDA	$196,554	$137	0.28%	$142,636	$171	0.48%
Savings	477,445	717	0.60%	466,142	1,048	0.90%
CD’s under $100	61,869	311	2.01%	63,900	467	2.92%
CD’s over $100	126,357	599	1.90%	136,064	877	2.58%
Individual retirement accounts	22,373	124	2.22%	18,558	140	3.02%
Repurchase agreements and other secured short term borrowings	81,727	71	0.35%	52,888	30	0.23%
Short-term debt	4,138	47	4.54%	4,200	21	2.00%
Subordinated debt	5,000	19	1.52%	5,000	34	2.72%
Long term debt	13,918	369	10.60%	13,918	369	10.60%

Total interest bearing liabilities	$989,381	$2,394	0.97%	$903,306	$3,157	1.40%
Non-interest bearing liabilities	191,922			172,586
Other liabilities	4,377			7,062

Total liabilities	$1,185,680			$1,082,954
Equity	73,945			72,486

Total liabilities & equity	$1,259,625			$1,155,440

Recap:
Interest income — FTE		$11,880	4.06%		$11,944	4.44%
Interest expense		2,394	0.97%		3,157	1.40%

Net interest income/spread — FTE		$9,486	3.09%		$8,787	3.04%

Contribution of non-interest bearing funds			0.16%			0.22%

Net interest margin — FTE			3.25%			3.26%

Notes to the average balance and interest rate tables:
•	Average balances are computed using daily actual balances.

•	The average loan balance includes non-accrual loans and the interest recognized prior to becoming non-accrual is reflected in the interest income for loans.

•	Interest income on loans includes loan fees net of loan costs, of $(158) thousand and $(148) thousand, for the three month period ending March 31, 2010 and 2009, respectively.

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

•
Interest income on a fully taxable equivalent basis includes the additional amount of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income. Interest income on municipal securities has been calculated on a fully taxable equivalent basis using a federal and state income tax blended rate of 40%. The appropriate tax equivalent adjustments to interest income were $265 thousand and $279 thousand, respectively, for the three month period ending March 31, 2010 and 2009.

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

The provision for loan losses was $1.2 million and $1.3 million, for the three month period ending March 31, 2010 and 2009, respectively. The decrease in the provision for loan losses for the three month period ending March 31, 2010, compared to the three month period ending March 31, 2009, is due to a decrease in charge offs relating to specific commercial loans offset by an increase in classified loans during the first quarter of 2010.
Based on management’s risk assessment and evaluation of the probable incurred losses of the loan portfolio, management believes that the current allowance for loan losses is adequate to provide for probable incurred losses in the loan portfolio.
The following table sets forth activity in the allowance for loan losses:

	Three months ended
	March 31,
	2010	2009
	(Dollars in thousands)
Beginning of Period	$13,716	$12,847
Provision for loan losses	1,235	1,250

Chargeoffs
Commercial	89	1,604
Residential Mortgage	66	58
Consumer	33	8
Credit Cards	20	—

	208	1,670

Recoveries
Commercial	8	11
Residential Mortgage	7	4
Credit Cards	1	29

	16	44

End of Period	$14,759	$12,471

Allowance as a % of Loans	1.70%	1.41%
Loans are considered to be impaired when it is determined that the obligor will not pay all contractual principal and interest when due.
The table below provides information on impaired loans:

	March 31,	December 31,	March 31,
	2010	2009	2009
	(Dollars in thousands)
Balance of impaired loans	$15,162	$15,106	$10,630
Related allowance on impaired loans	1,737	1,724	1,427
Impaired loans with related allowance	7,469	7,844	6,206
Impaired loans without an allowance	7,693	7,262	4,424
Average balance of impaired loans	15,213	11,961	10,364
Accrued interest recorded during impairment	—	—	1
Cash basis interest income recognized	—	—	—

A loan is considered delinquent when a payment has not been made more than 30 days past its contractual due date. Loans past due over 30 days totaled $9.3 million or 1.07% of total loans at March 31, 2010, compared to $8.8 million or 1.00% of total loans at March 31, 2009.
Loans greater than 90 days past due and still accruing interest at March 31, 2010 and 2009, totaled approximately $25 thousand and $39 thousand, respectively. The total amount of nonaccrual loans was $15.1 million at March 31, 2010, compared to $10.6 million at March 31, 2009.
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
Other Operating Income
The following table details the components of other operating income:

	Three months ended
	March 31,		$	%
	2010	2009	Change	Change
	(Dollars in thousands)
Wealth management fees	$1,204	$1,086	$118	10.9%
Rental income	69	106	(37)	-34.9%
Service charges and fees on deposit accounts	769	768	1	0.1%
Mortgage banking income	212	302	(90)	-29.8%
Interchange income	284	210	74	35.2%
Other	395	531	(136)	-25.6%

Total operating income	$2,933	$3,003	$(70)	-2.3%

Total other operating income for the three month period ending March 31, 2010, decreased as compared to the three month period ending March 31, 2009.
Wealth management fees increased for the three month period ending March 31, 2010, as compared to the three month period ending March 31, 2009. The increase in wealth management fees is attributable to an increase in the stock market and an increase in fees relating to Irrevocable Life Insurance Trusts. The increase is partially offset by a decrease in Dreyfus money market funds and estate administration fees.
Rental income decreased for the three month period ending March 31, 2010, as compared to the three month period ending March 31, 2009. This was due to the bank occupying more space at the 107 North Pennsylvania Street location thus reducing the space available for tenants.
Service charges and fees on deposit accounts increased for the three month period ending March 31, 2010, as compared to the three month period ending March 31, 2009. The increase is primarily attributable to an increase in service charges collected for DDA business accounts. The increase is partially offset by a decrease in overdraft and NSF fees for the three month period ending March 31, 2010, as compared to the three month period ending March 31, 2009.

Mortgage banking income decreased for the three month period ending March 31, 2010, as compared to the three month period ending March 31, 2009. The decrease for the three month period ending March 31, 2010, as compared to the three month period ending March 31, 2009, is primarily due to a decrease in the net gain on the sale of mortgage loans. A net gain of $200 thousand was recorded for the three month period ending March 31, 2010, as compared to a net gain of $432 thousand for the three month period ending March 31, 2009. Additionally, the write down of mortgage servicing rights (“MSRs”) decreased for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009. The Corporation recorded a write down of MSRs of $88 thousand for the three month period ending March 31, 2010, as compared to a write down of $210 thousand for the three month period ending March 31, 2009.
When mortgage loans are sold and the MSRs are retained, the MSRs are recorded as an asset on the balance sheet. The value of the MSRs is sensitive to changes in interest rates. In a declining interest rate environment, mortgage loan refinancings generally increase, causing actual and expected loan prepayments to increase, which decreases the value of existing MSRs. Conversely, as interest rates rise, mortgage loan refinancings generally decline, causing actual and expected loan prepayments to decrease, which increases the value of the MSRs.
Interchange income increased for the three month period ending March 31, 2010, as compared to the three month period ending March 31, 2009. The increase is attributable to higher transaction volumes for debit cards and credit cards during the three month period ending March 31, 2010, as compared to the three month period ending March 31, 2009. Additionally, there was a decrease in cash back rewards expense for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009.
Other income decreased for the three month period ending March 31, 2010, as compared to the three month period ending March 31, 2009. The decrease is primarily due to a decrease in bank owned life insurance income, documentation and application fees, letter of credit fees, late fee income, servicing fees, escrow waiver fees, and Dreyfus money market funds sweep fees. The decrease is partially offset by an increase in other real estate rental income.
Other Operating Expenses
The following table details the components of other operating expense:

	Three months ended
	March 31,		$	%
	2010	2009	Change	Change
	(Dollars in thousands)
Salaries, wages and employee benefits	$5,934	$5,354	$580	10.8%
Occupancy	641	591	50	8.5%
Furniture and equipment	329	345	(16)	-4.6%
Professional services	589	505	84	16.6%
Data processing	725	710	15	2.1%
Business development	431	409	22	5.4%
FDIC Insurance	534	355	179	50.4%
Non performing assets	157	21	136	647.6%
Other	882	920	(38)	-4.1%

Total other operating expenses	$10,222	$9,210	$1,012	11.0%

Total other operating expenses for the three month period ending March 31, 2010, increased as compared to the three month period ending March 31, 2009.

Salaries, wages, and employee benefits increased for the three month period ending March 31, 2010, as compared to the three month period ending March 31, 2009. The increase is the result of increased salary expense, employer FICA expense, group medical and dental benefits, 401K contributions, performance bonus, deferred compensation, and employee relations. Salary expense, employer FICA expense, group medical and dental benefits, and 401K contributions increased due to an increase in full-time equivalent employees of 15 from 252 at March 31, 2009, compared to 267 at March 31, 2010. In addition, many employees receive their annual merit raises in the first quarter of each year. Deferred compensation increased due to the issuance of restricted stock during the second quarter of 2009. The increase is partially offset by a decrease in contract labor and direct loan origination costs.
Occupancy expense increased for the three month period ending March 31, 2010, as compared to the three month period ending March 31, 2009. The increase is due to an increase in building and improvements depreciation expense due to the opening of the banking center located at 11701 Olio Road in December 2009, building and property repairs and maintenance, real estate tax expense, snow removal, cleaning supplies, and utilities.
Furniture and equipment expense decreased for the three month period ending March 31, 2010, as compared to the three month period ending March 31, 2009. This decrease is due to a decrease in depreciation for furniture, fixture, and equipment due to older assets being fully depreciated.
Professional services expense increased for the three month period ending March 31, 2010, as compared to the three month period ending March 31, 2009. The increase is due to an increase in consulting fees, advertising agency fees, design services, and attorney fees. The increase is partially offset by a decrease in courier service.
Data processing expenses increased for the three month period ending March 31, 2010, as compared to the three month period ending March 31, 2009. The increase is due to an increase in bill payment services, ATM/debit cards, fiduciary income tax preparation for Wealth Management accounts, computer software, and software maintenance. The increase is partially offset by a decrease in credit cards.
Business development expenses increased for the three month period ending March 31, 2010, as compared to the three period ending March 31, 2009. The increase is due to an increase in public relations, direct mail campaign, and sales and product literature. The increase is partially offset by a decrease in customer entertainment and grand opening expense.
FDIC insurance expense increased for the three month period ending March 31, 2010, as compared to the three month period ending March 31, 2009. The increase is due to an overall increase in the assessment by the FDIC effective January 1, 2009, and an additional charge of $86 thousand for the fourth quarter of 2009.
Effective April 1, 2009, insurance assessments range from 0.07% to 0.78%, depending on an institution’s risk classification, as well as its unsecured debt, secured liability and brokered deposits.

Nonperforming assets expenses increased for the three month period ending March 31, 2010, as compared to the three month period ending March 31, 2009. This increase is due to an increase in expense related to other real estate owned by the Corporation, such as real estate taxes, lawn maintenance, and appraisal fees. Also contributing to the increase is the write down of the carrying value of other real estate owned and classified loan expense. The increase is partially offset by gains on the sale of other real estate.
Other expenses decreased for the three month period ending March 31, 2010, as compared to the three period ending March 31, 2009. This is due to a decrease in expense related to loan collection, debit and credit card reissuance expense, and employment agency fees. The decrease is partially offset by an increase in telephone service and corporate client adjustments.
Federal and State Income Tax
The statutory rate reconciliation is as follows:

	Three months ended
	March 31,
	2010	2009
	(Dollars in thousands)
Net income before federal and state income tax	$697	$1,051

Tax expense at federal statutory rate	237	357

Increase (decrease) in taxes resulting from:
State income tax	25	33
Tax exempt interest	(178)	(173)
Other	(9)	(11)

Total income tax	$75	$206

Financial Condition
Total assets increased $45.0 million from $1.234 billion at December 31, 2009, to $1.279 billion at March 31, 2010. The increase is primarily the result of an increase of $50.2 million in cash and due from banks from $149.4 million at December 31, 2009, to $199.6 million at March 31, 2010. Contributing to the increase in cash and due from banks is an increase of $31.0 million in deposits from $1.052 billion at December 31, 2009, to $1.083 billion at March 31, 2010. The increase in deposits is due to new deposit relationships, funds coming from Dreyfus sweep accounts, and funds flowing back into the Bank that left last year during the overall financial crisis in the U.S.
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

The Corporation has many sources of funds available, they include: cash and due from Federal Reserve, overnight federal funds sold, investments available for sale, maturity of investments held for sale, deposits, Federal Home Loan Bank (“FHLB”) advances, and issuance of debt. Deposits were the most significant funding source and loans were the most significant use of funds during the three month period ending March 31, 2010. During the three month period ending March 31, 2009, deposits were the most significant funding source and repurchase of stock was the most significant use of funds.
On June 29, 2007, the Corporation entered into a $5.0 million revolving loan agreement with U.S. Bank, which matured on June 27, 2009, and was renewed and matured on August 31, 2009. The revolving loan agreement was used to provide additional liquidity support to the Corporation, if needed. On September 5, 2008, and December 11, 2008, the Corporation drew $1.3 million and $2.9 million, respectively, on the revolving loan agreement with U.S. Bank.
On August 31, 2009, U.S. Bank renewed the revolving loan agreement which will mature on August 31, 2010. As part of the renewal of the revolving loan agreement, U.S. Bank reduced the revolving loan amount from $5.0 million to $2.0 million. Of the $4.1 million outstanding, $3.0 million was moved to a separate one-year term facility with principal payments of $62.5 thousand and interest payments due quarterly. Under the terms of the one-year term facility, the Corporation pays prime plus 1.25% which equated to 4.50% at March 31, 2010.
Under the terms of the revolving loan agreement, the Corporation paid prime minus 1.25% which equated to 2.00% through August 31, 2009, and interest payments were due quarterly. Beginning September 1, 2009, the Corporation pays prime plus 1.25% which equated to 4.50% at March 31, 2010. In addition, beginning October 1, 2009, U.S. Bank assessed a 0.25% fee on the unused portion of the revolving line of credit.
The loan agreements contain various financial and non-financial covenants. One of the covenants requires the Bank to maintain loan loss reserve to non-performing loans at a minimum of 100%. The Bank was in violation of this covenant as of March 31, 2010, as the loan loss reserve to non-performing loans was 97.34%.
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
Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as available for sale, and maturing loans. Due from the Federal Reserve represented the Corporation’s primary source of immediate liquidity and averaged $139 million for the three month period ending March 31, 2010. During the three month period ending March 31, 2009, Due from the Federal Reserve was the Corporation’s primary source of immediate liquidity and averaged $36 million for the three month period ending March 31, 2009. The Corporation believes these balances are maintained at a level adequate to meet immediate needs. Reverse repurchase agreements may serve as a source of liquidity, but are primarily used as collateral for customer balances in overnight repurchase agreements. Maturities in the Corporation’s loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

The Corporation’s management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation’s liquidity position.
The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At March 31, 2010, the Corporation’s rate sensitive liabilities exceeded rate sensitive assets due within one year by $93.0 million.
As part of managing liquidity, the Corporation monitors its loan to deposit ratio on a daily basis. At March 31, 2010, the ratio was 80.3%.
The Corporation experienced an increase in cash and cash equivalents, another primary source of liquidity, of $50.1 million during the three month period ending March 31, 2010. The increase is primarily due to a net increase in deposits. Deposit growth provided net cash of $31.0 million, short term borrowings provided cash of $11.2 million, and proceeds from the maturity of investment securities provided cash of $9.1 million. Lending activities used cash of $7.2 million.
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
Capital Resources
The Corporation has a $2.0 million revolving line of credit and a $3.0 million one-year term loan with U.S. Bank. See “Liquidity and Interest Rate Sensitivity” section of this report for further discussion.
On June 29, 2007, the Bank entered into a Subordinated Debenture Purchase Agreement with U.S. Bank in the amount of $5.0 million, which will mature on June 28, 2017. Under the terms of the Subordinated Purchase Agreement, the Bank pays three-month LIBOR plus 1.20% which equated to 1.51% on March 31, 2010. Interest payments are due quarterly.
In September 2000, the Trust, which is wholly owned by the Corporation, issued $13.5 million of company obligated mandatorily redeemable capital securities. The proceeds from the issuance of the capital securities and the proceeds from the issuance of the common securities of $418 thousand were used by the Trust to purchase from the Corporation $13.9 million Fixed Rate Junior Subordinated Debentures. The capital securities mature September 7, 2030, or upon earlier redemption as provided by the Indenture. The Corporation has the right to redeem the capital securities, in whole or in part, but in all cases in a principal amount with integral multiples of a thousand dollars on any March 7 or September 7 on or after September 7, 2010, at a premium, declining ratably to par on September 7, 2020. The capital securities and the debentures have a fixed interest rate of 10.60% and are guaranteed by the Bank. The net proceeds received by the Corporation from the sale of capital securities were used for general corporate purposes.

There were no FHLB advances outstanding as of March 31, 2010, or 2009.
The Bank may add indebtedness of this nature in the future if determined to be in the best interest of the Bank.
Capital for the Bank is at or above the well capitalized regulatory requirements at March 31, 2010. Pertinent capital ratios for the Bank as of March 31, 2010, are as follows:

		Well	Adequately
	Actual	Capitalized	Capitalized
Tier 1 risk-based capital ratio	9.4%	6.0%	4.0%
Total risk-based capital ratio	11.2%	10.0%	8.0%
Leverage ratio	6.8%	5.0%	4.0%
Dividends from the Bank to the Corporation may not exceed the net undivided profits of the Bank (included in consolidated retained earnings) for the current calendar year and the two previous calendar years without prior approval from the Office of the Comptroller of the Currency. In addition, Federal banking laws limit the amount of loans the Bank may make to the Corporation, subject to certain collateral requirements. No loans were made by the Bank to the Corporation during the three month period ending March 31, 2010 or 2009. The Bank declared and made a $383 thousand and $350 thousand dividend to the Corporation during the three month period ending March 31, 2010 and 2009, respectively.
On November 20, 2008, the Board of Directors adopted a new three-year stock repurchase program for directors and employees. Under the new stock repurchase program, the Corporation may repurchase shares in individually negotiated transactions from time to time as such shares become available and spend up to $8 million to repurchase such shares over the three-year term. Subject to the $8 million limitation, the Corporation intends to purchase shares recently acquired by the selling shareholder pursuant to the exercise of stock options or the vesting of restricted stock, and limit its acquisition of shares which were not recently acquired by the selling shareholder pursuant to the exercise of stock options or the vesting of shares of restricted stock to no more than 10,000 shares per year. Under the new repurchase plan, the Corporation purchased 4,708 shares during the three month period ending March 31, 2010, and $5.7 million is still available under the new repurchase plan as of March 31, 2010. The stock repurchase program does not require the Corporation to acquire any specific number of shares and may be modified, suspended, extended or terminated by the Corporation at any time without prior notice. The repurchase program will terminate on December 31, 2011, unless earlier suspended or discontinued by the Corporation.
Recent Accounting Pronouncements and Developments
Note 13 to the Consolidated Financial Statements under Item 1 discuss new accounting policies adopted by the Corporation during 2010 and the expected impact of the adoption of the new accounting policies.

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
At March 31, 2010, the interest rate risk position of the Corporation was liability sensitive, meaning net income should decrease as rates rise and increase as rates fall. The Corporation performs a 200 basis point upward and downward interest rate shock to determine whether there would be an adverse impact on its annual net income and that it is within the established policy limits. A downward interest rate shock scenario was not performed due to the low level of current interest rates. The earnings stimulation model as of March 31, 2010, projects an approximate decrease of 25.0% in net income in a 200 basis point upward interest rate shock. The Corporation was in violation of it policy limits established by the ALCO policy. Management believes there is a 0.00% probability that interest rates would rise 200 basis points immediately. Management performs additional interest rate scenarios that have higher probabilities of occurrence. In these rate scenarios, the change to net income is well within established limits.
See “Liquidity and Interest Rate Sensitivity” section of this report for further discussion.
There have been no material changes in the quantitative analysis used by the Corporation since filing the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, (the “2009 Form 10-K”); for further discussion of the quantitative analysis used by the Corporation refer to page 55 of the 2009 Form 10-K filed with the U.S. Securities and Exchange Commission on March 12, 2010.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2010, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures as of March 31, 2010, were effective in ensuring information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our 2009 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	On January 27, 2010, the Corporation sold a total of 1,500 shares of common stock for proceeds of $30,000 to one officer of the Corporation pursuant to the exercise of stock options by the officer.

On February 12, 2010, the Corporation sold a total of 600 shares of common stock for proceeds of $12,000 to one officer of the Corporation pursuant to the exercise of stock options by the officer.

On March 5, 2010, the Corporation sold a total of 1,600 shares of common stock for proceeds of $44,400 to one officer of the Corporation pursuant to the exercise of stock options by the officer.

On March 12, 2010, the Corporation sold a total of 1,600 shares of common stock for proceeds of $44,400 to one officer of the Corporation pursuant to the exercise stock options by the officer.

(b)	Not applicable.

(c)
On November 20, 2008, the Board of Directors adopted a new three-year stock repurchase program for directors and employees. Under the new stock repurchase program, the Corporation may repurchase shares in individually negotiated transactions from time to time as such shares become available and spend up to $8 million to repurchase such shares over the three-year term. Subject to the $8 million limitation, the Corporation intends to purchase shares recently acquired by the selling shareholder pursuant to the exercise of stock options or the vesting of restricted stock, and limit its acquisition of shares which were not recently acquired by the selling shareholder pursuant to the exercise of stock options or the vesting of shares of restricted stock to no more than 10,000 shares per year. Under the new repurchase plan, the Corporation purchased 4,708 shares during the three month period ending March 31, 2010, and $5.7 million is still available under the new repurchase plan as of March 31, 2010. The stock repurchase program does not require the Corporation to acquire any specific number of shares and may be modified, suspended, extended or terminated by the Corporation at any time without prior notice. The repurchase program will terminate on December 31, 2011, unless earlier suspended or discontinued by the Corporation.

The following table sets forth the issuer repurchases of equity securities that are registered by the Corporation pursuant to Section 12 of the Securities Exchange Act of 1934 during the first quarter of 2010.

Maximum
Number (or
Approximate
			Total	Dollar Value)
			Number of	of Shares that
			Shares	May Yet Be
	Total		Purchased as	Purchased
	Number of		Part of	Under the
	Shares		Publicly	Plans or
	Purchased	Average	Announced	Programs
	during 1st	Price Paid	Plans of	(Dollars in
Period	Quarter 2010	per Share	Programs**	thousands)

January 1 – January 31, 2010	1,350	$35.91	1,350	$5,856

February 1 – February 28, 2010	600	$36.37	600	$5,834

March 1 – March 31, 2010	2,758	$38.35	2,758	$5,729

Total	4,708	*	4,708

*	The weighted average price per share for the period January 2010 through March 2010 was $37.40.

**	All shares repurchased by the Corporation during 2010 were completed pursuant to the new repurchase program.
Item 3. Defaults on Senior Securities
Not applicable.
Item 4. (Removed and Reserved)
Item 5. Other Information
Not applicable.

Item 6. Exhibits

3.01
Articles of Incorporation of the Corporation, filed as Exhibit 3(i) to the Corporation’s Form 10-QSB as of September 30, 1995, are incorporated by reference and Articles of Amendment filed as Exhibit 3(i) to the Form 10-K for the fiscal year ended December 31, 2001.

3.02		Bylaws of the Corporation, filed as Exhibit 3(ii) to the Corporation’s Form 8-K filed July 30, 2009, are incorporated by reference.

10.01	*	1993 Key Employees’ Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(a) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference.

10.02	*	1993 Directors’ Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(b) to the Corporation’s Form 10-Q as of June 30, 2001, is incorporated by reference.

10.03	*	1993 Restricted Stock Plan of the Corporation, as amended, filed as Exhibit 10(c) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference.

10.04	*	Form of agreement under the 1993 Key Employees Stock Option Plan, filed as Exhibit 10(d) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference.

10.05	*	Form of agreement under the 1993 Restricted Stock Plan, filed as Exhibit 10(e) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference.

10.06	*	Schedule of Directors Compensation Arrangements, filed as part of the Corporation’s Form 8-K dated March 17, 2010, is incorporated by reference.

10.07	*
Schedule of Named Executive Officers Compensation Arrangements, filed as Exhibit 10.07 to the Corporation’s Form 8-K dated May 18, 2006, is incorporated by reference, as amended by the Corporation’s Form 8-K filed March 17, 2010.

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

Date: May 7, 2010

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

3.02		Bylaws of the Corporation, filed as Exhibit 3(ii) to the Corporation’s Form 8 - K filed July 30, 2009, are incorporated by reference.

10.01	*	1993 Key Employees’ Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(a) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference.

10.02	*	1993 Directors’ Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(b) to the Corporation’s Form 10-Q as of June 30, 2001, is incorporated by reference.

10.03	*	1993 Restricted Stock Plan of the Corporation, as amended, filed as Exhibit 10(c) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference.

10.04	*	Form of agreement under the 1993 Key Employees Stock Option Plan, filed as Exhibit 10(d) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference.

10.05	*	Form of agreement under the 1993 Restricted Stock Plan, filed as Exhibit 10(e) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference.

10.06	*	Schedule of Directors Compensation Arrangements, filed as part of the Corporation’s Form 8-K dated March 17, 2010, is incorporated by reference.

10.07	*
Schedule of Named Executive Officers Compensation Arrangements, filed as Exhibit 10.07 to the Corporation’s Form 8-K dated May 18, 2006, is incorporated by reference, as amended by the Corporation’s Form 8-K filed March 17, 2010.

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