Form 10-Q
period 2010-06-30
NATIONAL BANK OF INDIANAPOLIS CORP
filed 2010-08-06
CIK 912382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at August 6, 2010
[Common Stock, no par value per share]	2,318,367

The National Bank of Indianapolis Corporation
Report on Form 10-Q
for Quarter Ended
June 30, 2010

Part I — Financial Information
Item 1. Financial Statements
The National Bank of Indianapolis Corporation
Consolidated Balance Sheets
(Unaudited, Dollars in thousands except share data)

	June 30, 2010	December 31, 2009

Assets
Cash and cash equivalents
Cash and due from banks	$166,140	$149,375
Reverse repurchase agreements	1,000	1,000
Federal funds sold	13,631	1,242

Total cash and cash equivalents	180,771	151,617

Investment securities
Available-for-sale securities	74,758	67,296
Held-to-maturity securities (Fair value of $100,031 at June 30, 2010 and $96,588 at December 31, 2009)	97,009	94,922

Total investment securities	171,767	162,218

Loans held for sale	10,337	884

Loans	878,583	863,838
Less: Allowance for loan losses	(15,523)	(13,716)

Net loans	863,060	850,122
Premises and equipment	24,122	24,532
Deferred tax asset	7,909	7,133
Accrued interest	4,126	4,199
Federal Reserve and FHLB stock	3,150	3,150
Other real estate owned	6,370	8,432
Other assets	21,108	21,343

Total assets	$1,292,720	$1,233,630

Liabilities and shareholders’ equity
Deposits:
Noninterest-bearing demand deposits	$197,208	$192,705
Money market and savings deposits	704,277	650,353
Time deposits over $100,000	126,135	131,938
Other time deposits	79,581	77,069

Total deposits	1,107,201	1,052,065
Other short term borrowings	80,258	81,314
FHLB advances	—	—
Short term debt	4,013	4,138
Subordinated debt	5,000	5,000
Junior subordinated debentures owed to unconsolidated subsidiary trust	13,918	13,918
Other liabilities	6,425	4,164

Total liabilities	1,216,815	1,160,599

Shareholders’ equity:
Preferred stock, no par value — authorized 5,000,000 shares	—	—
Common stock, no par value — authorized 15,000,000 shares issued 2,858,994 shares at June 30, 2010 and 2,840,382 shares at December 31, 2009	35,021	34,440
Treasury stock, at cost; 543,174 shares at June 30, 2010 and 533,204 shares at December 31, 2009	(20,726)	(20,346)
Additional paid in capital	11,700	10,873
Retained earnings	49,525	48,067
Accumulated other comprehensive income (loss)	385	(3)

Total shareholders’ equity	75,905	73,031

Total liabilities and shareholders’ equity	$1,292,720	$1,233,630

See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation
Consolidated Statements of Income
(Unaudited, Dollars in thousands except per share data)

	Three months ended
	June 30,
	2010	2009

Interest income:
Interest and fees on loans	$10,529	$10,431
Interest on investment securities taxable	536	789
Interest on investment securities nontaxable	527	521
Interest on federal funds sold	4	1
Interest on due from banks	90	53

Total interest income	11,686	11,795

Interest expense:
Interest on deposits	1,808	2,359
Interest on other short term borrowings	73	55
Interest on short term debt	47	21
Interest on long term debt	388	399

Total interest expense	2,316	2,834

Net interest income	9,370	8,961

Provision for loan losses	1,234	2,650

Net interest income after provision for loan losses	8,136	6,311

Other operating income:
Wealth management fees	1,467	1,336
Rental income	76	79
Service charges and fees on deposit accounts	749	756
Mortgage banking income	268	647
Interchange income	314	243
Net loss on sale of securities	(5)	—
Other	438	508

Total other operating income	3,307	3,569

Other operating expenses:
Salaries, wages and employee benefits	6,179	5,403
Occupancy	647	641
Furniture and equipment	330	355
Professional services	554	427
Data processing	802	689
Business development	459	417
FDIC Insurance	501	942
Non performing assets	147	264
Other	845	922

Total other operating expenses	10,464	10,060

Income before tax	979	(180)
Federal and state income tax (benefit)	143	(259)

Net income	$836	$79

Basic earnings per share	$0.36	$0.03

Diluted earnings per share	$0.35	$0.03

See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation
Consolidated Statements of Income
(Unaudited, Dollars in thousands except per share data)

	Six months ended
	June 30,
	2010	2009
Interest income:
Interest and fees on loans	$20,986	$20,676
Interest on investment securities taxable	1,119	1,661
Interest on investment securities nontaxable	1,015	1,044
Interest on federal funds sold	5	3
Interest on due from banks	176	76

Total interest income	23,301	23,460

Interest expense:
Interest on deposits	3,696	5,062
Interest on other short term borrowings	144	85
Interest on short term debt	94	42
Interest on long term debt	776	802

Total interest expense	4,710	5,991

Net interest income	18,591	17,469

Provision for loan losses	2,469	3,900

Net interest income after provision for loan losses	16,122	13,569

Other operating income:
Wealth management fees	2,671	2,421
Rental income	145	185
Service charges and fees on deposit accounts	1,518	1,524
Mortgage banking income	480	949
Interchange income	598	453
Net loss on sale of securities	(5)	—
Other	833	1,040

Total other operating income	6,240	6,572

Other operating expenses:
Salaries, wages and employee benefits	12,113	10,757
Occupancy	1,288	1,232
Furniture and equipment	659	700
Professional services	1,143	932
Data processing	1,527	1,399
Business development	890	826
FDIC Insurance	1,035	1,297
Non performing assets	304	285
Other	1,727	1,842

Total other operating expenses	20,686	19,270

Income before tax	1,676	871
Federal and state income tax (benefit)	218	(53)

Net income	$1,458	$924

Basic earnings per share	$0.63	$0.40

Diluted earnings per share	$0.62	$0.40

See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation
Consolidated Statements of Cash Flows
(Unaudited, Dollars in thousands)

	Six months ended
	June 30,
	2010	2009
Operating Activities
Net Income	$1,458	$924
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	2,469	3,900
Proceeds from sale of loans	25,325	40,107
Origination of loans held for sale	(17,972)	(39,138)
Depreciation and amortization	757	770
Fair value adjustment on mortgage servicing rights	438	141
Loss on sales of investment securities available for sale	5	—
Gain on sale of loans	(714)	(927)
Net gain on sales and writedowns of other real estate and repossessions	(75)	74
Net increase in deferred income taxes	(1,031)	(778)
Net increase in bank owned life insurance	(194)	(211)
Excess tax benefit from deferred stock compensation	(50)	(400)
Net accretion of discounts and amortization of premiums on investments	568	110
Compensation expense related to restricted stock and options	866	705
Changes in:
Accrued interest receivable	73	201
Other assets	(8)	(1,979)
Changes in:
Other liabilities	2,311	4,516

Net cash provided provided by operating activities	14,226	8,015

Investing Activities
Proceeds from maturities of investment securities held to maturity	13,292	11,077
Proceeds from maturities of investment securities available for sale	5,500	10,000
Proceeds from sales of investment securities held to maturity	477	—
Purchases of investment securities held to maturity	(16,057)	—
Purchases of investment securities available for sale	(12,692)	(15,601)
Net increase in loans	(32,321)	(5,628)
Proceeds from sales of other real estate and repossessions	2,959	1,170
Purchases of bank premises and equipment	(347)	(1,097)

Net cash used by investing activities	(39,189)	(79)

Financing Activities
Net increase in deposits	55,136	61,428
Net increase (decrease) in short term borrowings	(1,056)	19,744
Net change in revolving line of credit	(125)	—
Income tax benefit from deferred stock compensation	50	400
Proceeds from issuance of stock	492	1,057
Repurchase of stock	(380)	(1,713)

Net cash provided by financing activities	54,117	80,916

Increase in cash and cash equivalents	29,154	88,852

Cash and cash equivalents at beginning of year	151,617	31,420

Cash and cash equivalents at end of year	$180,771	$120,272

Interest paid	$4,835	$5,851

Income taxes paid	$837	$26

See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation
Consolidated Statement of Shareholders’ Equity
(Unaudited, Dollars in thousands except share data)

					Accumulated
			Additional		Other
	Common	Treasury	Paid In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income	TOTAL

Balance at December 31, 2008	$33,136	$(18,481)	$8,766	$47,955	$836	$72,212

Comprehensive income:
Net income	—	—	—	924	—	924
Other comprehensive income
Net unrealized loss on investments, net of tax of $355	—	—	—	—	(551)	(551)

Total comprehensive income						373

Income tax benefit from deferred stock compensation	—	—	400	—	—	400
Issuance of stock 54,700 shares of common stock under stock-based compensation plans	1,062	—	(5)	—	—	1,057
Repurchase of stock 45,184 shares of common stock	—	(1,713)	—	—	—	(1,713)
Stock based compensation earned	—	—	705	—	—	705

Balance at June 30, 2009	$34,198	$(20,194)	$9,866	$48,879	$285	$73,034

Balance at December 31, 2009	$34,440	$(20,346)	$10,873	$48,067	$(3)	$73,031

Comprehensive income:
Net income	—	—	—	1,458	—	1,458
Other comprehensive income
Net unrealized gain on investments, net of tax of $255	—	—	—	—	388	388

Total comprehensive income						1,846

Income tax benefit from deferred stock compensation	—	—	50	—	—	50
Issuance of 18,611 shares of common stock under stock-based compensation plans	581	—	(89)	—	—	492
Repurchase of 9,969 shares of common stock	—	(380)	—	—	—	(380)
Stock based compensation earned	—	—	866	—	—	866

Balance at June 30, 2010	$35,021	$(20,726)	$11,700	$49,525	$385	$75,905

See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation
Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)
Note 1: Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of The National Bank of Indianapolis Corporation (“Corporation”) and its wholly-owned subsidiary, The National Bank of Indianapolis (“Bank”). All intercompany transactions between the Corporation and its subsidiary have been properly eliminated. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s Form 10-K for the year ended December 31, 2009.
Note 2: Investment Securities
The following is a summary of available-for-sale and held-to-maturity securities:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
June 30, 2010
Available-for-sale
U.S. Treasury securities	$7,696	$2	$—	$7,698
U.S. Government agencies	66,424	636	—	67,060

Total available-for-sale	$74,120	$638	$—	$74,758

Held-to-maturity
Municipal securities	$60,315	$2,380	$86	$62,609
Collateralized mortgage obligations, residential	32,764	705	32	33,437
Mortgage backed securities, residential	3,780	55	—	3,835
Other securities	150	—	—	150

Total Held-to-maturity	$97,009	$3,140	$118	$100,031

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
December 31, 2009
Available-for-sale
U.S. Treasury securities	$506	$—	$—	$506
U.S. Government agencies	66,795	97	102	66,790

Total available-for-sale	$67,301	$97	$102	$67,296

Held-to-maturity
Municipal securities	$54,913	$1,805	$47	$56,671
Collateralized mortgage obligations, residential	30,124	29	232	29,921
Mortgage backed securities, residential	9,735	111	—	9,846
Other securities	150	—	—	150

Total Held-to-maturity	$94,922	$1,945	$279	$96,588

Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)
The fair value of debt securities and carrying amount, if different, at June 30, 2010, by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. There was one sale of a held-to-maturity municipal security with a net carrying amount of $483 thousand that was sold for a loss of $5 thousand during the six month period ending June 30, 2010. Since the security had a non-rated issuer, a credit review of the municipality was conducted. As a result of the review, it was determined that the investment was no longer considered a pass asset and thus below investment grade. Per investment policy, the Corporation is prohibited from holding any securities below investment grade.

	June 30, 2010
	Amortized	Fair
	Cost	Value
Available-for-sale
Due in one year or less	$12,703	$12,710
Due from one to five years	61,417	62,048

Total	$74,120	$74,758

Held-to-maturity
Due in one year or less	$8,454	$8,524
Due from one to five years	6,172	6,497
Due from five to ten years	37,425	39,313
Due after ten years	8,414	8,424
CMO/Mortgage-backed, residential	36,544	37,273

Total	$97,009	$100,031

Investment securities with a carrying value of approximately $89 million and $83 million were pledged as collateral for Wealth Management accounts and securities sold under agreements to repurchase at June 30, 2010, and December 31, 2009, respectively.
Securities with unrealized losses at June 30, 2010, and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
June 30, 2010
Available-for-sale
None	$—	$—	$—	$—	$—	$—

Held-to-maturity
Collateralized mortgage obligations, residential	$4,130	$32	$—	$—	$4,130	$32
Municipal securities	6,415	86	—	—	6,415	86

Total Held-to-maturity	$10,545	$118	$—	$—	$10,545	$118

December 31, 2009
Available-for-sale
U.S. Government agencies	$36,515	$102	$—	$—	$36,515	$102

Total available-for-sale	$36,515	$102	$—	$—	$36,515	$102

Held-to-maturity
Collateralized mortgage obligations, residential	$24,851	$232	$—	$—	$24,851	$232
Municipal securities	1,796	10	1,424	37	3,220	47

Total Held-to-maturity	$26,647	$242	$1,424	$37	$28,071	$279

Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)
In determining other-than-temporary-impairment (“OTTI”) for debt securities, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary-impairment exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.
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
As of June 30, 2010, the Corporation held 19 investments in which the amortized cost was greater than fair value. The Corporation has no securities in which OTTI has been recorded.
The unrealized losses for investments classified as held-to-maturity are attributable to changes in interest rates and/or economic environment and individually were 3.42% or less of their respective amortized costs. The unrealized losses relate primarily to residential collateralized mortgage obligations and securities issued by various municipalities. The residential collateralized mortgage obligations were purchased in September 2009. Prepayments have increased due to a decrease in long-term interest rates from the time of the investment purchase and June 30, 2010, which affects the fair value of residential collateralized mortgage obligations. All residential collateralized mortgage obligations are backed by the U.S. Government and its agencies and represent minimal credit risk at this time. The unrealized losses on securities issued by various municipalities were mainly purchased during the second quarter of 2010. The largest unrealized loss relates to one municipal that was purchased February 2006. The credit rating of the individual municipalities is assessed monthly. As of June 30, 2010, all but four of the municipal debt securities were rated BBB or better (as a result of insurance of the underlying rating on the bond). The four municipal debt securities have no underlying rating. Credit reviews of the municipalities have been conducted. As a result, we have determined that all of our non-rated debt securities would be rated a “pass” asset and thus classified as an investment grade security. All interest payments are current for all municipal securities and management expects all to be collected in accordance with contractual terms.
Note 3: Loans
Loans, including net unamortized deferred fees and costs, consist of the following:

	June 30, 2010	December 31, 2009
Residential loans secured by real estate	$266,532	$254,722
Commercial loans secured by real estate	267,681	232,841
Construction loans	49,887	75,615
Other commercial and industrial loans	273,586	273,117
Consumer loans	31,234	28,427

Total loans	888,920	864,722
Less allowance for loan losses	(15,523)	(13,716)

Total loans, net	$873,397	$851,006

Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)
The Corporation periodically sells residential mortgage loans it originates based on the overall loan demand of the Corporation and outstanding balances of the residential mortgage portfolio.
There were no loans pledged as collateral for FHLB advances as of June 30, 2010, and December 31, 2009.
Activity in the allowance for loan losses was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Beginning balance	$14,759	$12,471	$13,716	$12,847
Loan charge offs	(509)	(1,061)	(717)	(2,732)
Recoveries	39	17	55	62
Provision for loan losses	1,234	2,650	2,469	3,900

Ending balance	$15,523	$14,077	$15,523	$14,077

Note 4: Real Estate Owned
Activity in real estate owned was as follows:

	Six months ended	Twelve months ended
	June 30, 2010	December 31, 2009
Balance at beginning of period	$8,432	$3,418
Additions	822	7,614
Write downs	(46)	(905)
Sales	(2,838)	(1,695)

Balance at end of period	$6,370	$8,432

Expenses related to real estate owned include:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net gain on sales	$(65)	$(6)	$(121)	$(34)
Write downs	27	108	46	108
Operating expenses, net of rental income	159	153	295	202

	$121	$255	$220	$276

Note 5: Mortgage Banking Activities
The unpaid principal balances of mortgage loans serviced for others were $164.8 million and $154.3 million at June 30, 2010, and December 31, 2009, respectively.
Custodial escrow balances maintained in connection with serviced loans were $434 thousand and $1.2 million at June 30, 2010, and December 31, 2009, respectively.

Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)
The following table includes activity for mortgage servicing rights:

	Six months ended	Twelve months ended
	June 30, 2010	December 31, 2009
Balance at beginning of period	$1,459	$1,070
Plus additions	215	723
Fair value adjustments	(438)	(334)

Balance at end of period	$1,236	$1,459

Mortgage servicing rights are carried at fair value at June 30, 2010, and December 31, 2009. Fair value at June 30, 2010, was determined using discount rates ranging from 10.7% to 16.0%, prepayment speeds ranging from 8.08% to 24.24%, depending on the stratification of the specific right, and a weighted average default rate of 0.33%. Fair value at December 31, 2009, was determined using discount rates ranging from 11.0% to 17.0%, prepayment speeds ranging from 8.68% to 28.92%, depending on the stratification of the specific right, and a weighted average default rate of 0.41%.
Note 6: Subordinated Term Loan Agreement/Revolving Line of Credit
On June 29, 2007, the Bank entered into a Subordinated Debenture Purchase Agreement with U.S. Bank in the amount of $5.0 million, which will mature on June 28, 2017. Under the terms of the Subordinated Debenture Purchase Agreement, the Bank pays 3-month LIBOR plus 1.20% which equated to 1.51% at June 30, 2010. Interest payments are due quarterly.
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
On August 31, 2009, U.S. Bank renewed the revolving loan agreement which will mature on August 31, 2010. As part of the renewal of the revolving loan agreement, U.S. Bank reduced the revolving loan amount from $5.0 million to $2.0 million. Of the $4.0 million outstanding, $3.0 million was moved to a separate one-year term facility with principal payments of $62.5 thousand and interest payments due quarterly. Under the terms of the one-year term facility, the Corporation pays prime plus 1.25% which equated to 4.50% at June 30, 2010.
Under the terms of the revolving loan agreement, the Corporation paid prime minus 1.25% which equated to 2.00% through August 31, 2009, and interest payments were due quarterly. Beginning September 1, 2009, the Corporation pays prime plus 1.25% which equated to 4.50% at June 30, 2010. In addition, beginning October 1, 2009, U.S. Bank assessed a 0.25% fee on the unused portion of the revolving line of credit.
The loan agreements contain various financial and non-financial covenants. One of the covenants requires the Bank to maintain a loan loss reserve to non-performing loans at a minimum of 100%. The Bank was in violation of this covenant as of June 30, 2010, as the loan loss reserve to non-performing loans was 98.17%. The Bank was in compliance with all other covenants.
At this time, U.S. Bank has not indicated an intention to exercise any of its remedies available under the credit facility as a result of the Corporation’s covenant violation. The remedies available to U.S. Bank are: make the note immediately due and payable; termination of the obligation to extend further credit; and/or invoke default interest rate of 3.0% over current interest rate. Management does not believe the impact of any of these remedies would have a material impact on the Corporation’s results of operation or financial position and is currently discussing a waiver for this covenant violation with U.S. Bank.

Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)
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
The Corporation does not have the power to direct the activities of the trust, therefore, the trust is not consolidated in the Corporation’s financial statements. The junior subordinated debt obligation issued to the Trust of $13.9 million is reflected in the Corporation’s consolidated balance sheets at June 30, 2010, and December 31, 2009. The junior subordinated debentures owed to the Trust and held by the Corporation qualify as Tier 1 capital for the Corporation under Federal Reserve Board guidelines.
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
During the second quarter of 2010, two directors and one officer of the Corporation exercised options to purchase 5,600 common shares in aggregate. The weighted average exercise price was $24.00 and the weighted average fair market value of the stock was $38.86.
Due to the exercise of these options and the vesting of restricted stock for the six months ended June 30, 2010, the Corporation will receive a deduction for tax purposes for the difference between the fair value of the stock at the date of grant and the date of exercise. The Corporation recorded an income tax benefit of $50 thousand as additional paid in capital for the six months ended June 30, 2010, as per guidance issued by the Financial Accounting Standards Board (FASB) on stock compensation.
Note 9: Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Basic average shares outstanding	2,311,055	2,298,755	2,309,206	2,296,914

Net income	$836	$79	$1,458	$924

Basic net income per common share	$0.36	$0.03	$0.63	$0.40

Diluted
Average shares outstanding	2,311,055	2,298,755	2,309,206	2,296,914
Nonvested restricted stock	44,998	12,772	40,168	8,906
Net effect of the assumed exercise of stock options	21,184	30,824	20,713	32,193

Diluted average shares	2,377,237	2,342,351	2,370,087	2,338,013

Net income	$836	$79	$1,458	$924

Diluted net income per common share	$0.35	$0.03	$0.62	$0.40

Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)
For the three month period ending June 30, 2010, options to purchase 183,800 shares and 0 restricted shares were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.
For the six month period ending June 30, 2010, options to purchase 183,800 shares and 4,325 restricted shares were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.
For the three month period ending June 30, 2009, options to purchase 192,200 and 70,850 restricted shares were outstanding but not included in the computation of diluted earnings per share because they were antidilutive
For the six month period ending June 30, 2009, options to purchase 192,200 and 70,850 restricted shares were outstanding but not included in the computation of diluted earnings per share because they were antidilutive
Note 10: Comprehensive Income
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale. Following is a summary of other comprehensive income (loss):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net Income	$836	$79	$1,458	$924
Other comprehensive income (loss)
Change in securities available for sale:
Net unrealized gains (loss) during the period	347	(421)	643	(906)
Tax effect	(138)	165	(255)	355

Total other comprehensive income (loss)	209	(256)	388	(551)

Comprehensive income (loss)	$1,045	$(177)	$1,846	$373

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
The contractual amount of financial instruments with off-balance sheet risk was as follows:

	June 30, 2010	December 31, 2009
Unused commercial credit lines	$204,151	$198,815
Unused revolving home equity and credit card lines	103,152	99,629
Standby letters of credit	8,033	24,338
Demand deposit account lines of credit	2,565	2,499

	$317,901	$325,281

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
The Corporation has been named as a defendant in one lawsuit. Based upon information presently available, we believe that the total amount, if any, that will ultimately be paid arising from this lawsuit will not have a material adverse effect on our consolidated results of operation or financial position.

Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)
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

Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using:
		Quoted Prices
		in Active Markets	Significant	Significant
		for Identical	Other	Unobservable
		Assets	Observable Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2010
Assets:
Available for sale securities	$74,758	$—	$74,758	$—
Mortgage servicing rights	1,236	—	1,236	—

December 31, 2009
Assets:
Available for sale securities	$67,296	$—	$67,296	$—
Mortgage servicing rights	1,459	—	1,459	—
A detailed breakdown of the fair value for the available-for-sale investment securities is provided in the Investment Securities note.
Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using:
		Quoted Prices
		in Active Markets	Significant	Significant
		for Identical	Other	Unobservable
		Assets	Observable Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2010
Assets:
Impaired loans	$5,389	$—	$—	$5,389
Other real estate	607	—	—	607

December 31, 2009
Assets:
Impaired loans	$6,120	$—	$—	$6,120
Other real estate	2,017	—	—	2,017
Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $8.2 million, with a valuation allowance of $2.8 million, at June 30, 2010. This resulted in an additional provision for loan losses of $1.1 million and $1.2 million for the three month and six month periods ending June 30, 2010, respectively.
Other real estate, measured at fair value less costs to sell, had a carrying amount of $607 thousand at June 30, 2010. There was a charge to earnings through non performing asset expense of $27 thousand and $46 thousand for the three month and six month periods ending June 30, 2010, respectively.

Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)
The estimated fair value of the Corporation’s financial instruments is as follows:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets
Cash and due from banks	$166,140	$166,140	$149,375	$149,375
Federal funds sold	13,631	13,631	1,242	1,242
Reverse repurchase agreements	1,000	1,000	1,000	1,000
Investment securities available-for-sale	74,758	74,758	67,296	67,296
Investment securities held-to-maturity	97,009	100,031	94,922	96,588
Net loans	873,397	874,251	851,006	850,877
Federal Reserve and FHLB stock	3,150	N/A	3,150	N/A
Accrued interest receivable	4,126	4,126	4,199	4,199

Liabilities
Deposits	1,107,201	1,109,154	1,052,065	1,053,849
Repurchase agreements and other secured short-term borrowings	80,258	80,313	81,314	81,415
Short-term debt	4,013	4,013	4,138	4,138
Subordinated debt	5,000	5,000	5,000	5,000
Junior subordinated debt	13,918	10,173	13,918	10,102
Accrued interest payable	2,033	2,033	2,158	2,158
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
Note 13: Adoption of New Accounting Standards
In April 2010, the FASB amended previous guidance on receivables specifically relating to loans and debt securities acquired with deteriorated credit quality and the effect of a loan modification when the loan is part of a pool that is accounted for as a single asset. Loans that are accounted for within a pool under this guidance do not result in the removal of the loans from the pool even if the modification of the loans would otherwise be considered a troubled debt restructuring. The Corporation will be required to consider whether the pool of assets in which the loans are included is impaired if the expected cash flows for the pool changes. The amendments to this guidance do not affect the accounting for loans under the scope of loan and debt securities acquired with deteriorated credit quality that is accounted for on individual loans. Loans that are accounted for individually will continue to be subject to the troubled debt restructuring accounting provision within the troubled debt restructurings by Creditors within the receivables guidance. The amended guidance is effective in the first interim or annual period ending July 15, 2010. The amendments are to be applied prospectively and early application is permitted. The adoption of this standard is did not have a material effect on the Corporation’s results of operations or financial position.
In April 2010, the FASB amended previous guidance relating to stock compensation. This amended guidance clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade should not be considered to contain a condition that is not a market, performance, or service condition and therefore should not classify the award as a liability if the share-based payment qualifies as an equity. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this standard is not expected to have a material effect on the Corporation’s results of operations or financial position.

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
The Corporation recorded net income of $836 thousand or $0.35 per diluted share for the three month period ending June 30, 2010, as compared to $79 thousand or $0.03 per diluted share for the three month period ending June 30, 2009.
The Corporation recorded net income of $1.5 million or $0.62 per diluted share for the six month period ending June 30, 2010, as compared to $924 thousand or $0.40 per diluted share for the six month period ending June 30, 2009. Net income increased for the three and six month periods ending June 30, 2010, as compared to the three and six month periods ending June 30, 2009, primarily due to a decrease in the provision for loan losses and FDIC insurance assessments. The increase is partially offset by an increase in salary expense for the three and six month periods ending June 30, 2010, as compared to the three and six month periods ending June 30, 2009.
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
The Corporation obtains fair values from a third party on a monthly basis in order to adjust the available-for-sale securities to fair value. Equity securities that do not have readily determinable fair values are carried at cost. When other-than-temporary-impairment (OTTI) occurs, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

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
It is the policy of the Corporation to promptly charge off any loan, or portion thereof, which is deemed to be uncollectible. This includes, but is not limited to, any loan rated “Loss” by the regulatory authorities. Impaired commercial credits are considered on a case-by-case basis. An assessment of the adequacy of the allowance is performed on a quarterly basis. Management believes the allowance for loan losses is maintained at a level that is adequate to absorb probable incurred losses inherent in the loan portfolio.
Results of Operations
Net Interest Income
The Corporation’s results of operations depend primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. The Corporation had net interest income fully taxable equivalent (“FTE”) of $19.3 million for the six month period ending June 30, 2010, as compared to net interest income FTE of $18.1 million for the six month period ending June 30, 2009. The increase in net interest income FTE is due to an increase in total earning assets FTE of $90.3 million for the six month period ending June 30, 2010, as compared to the six month period ending June 30, 2009. Additionally, total interest bearing liabilities increased $83.4 million for the six month period ending June 30, 2010, as compared to the six month period ending June 30, 2009. The net interest income spread FTE increased 0.02% to 3.12% for the six month period ending June 30, 2010, from 3.10% for the six month period ending June 30, 2009. The contribution of non-interest bearing funds decreased 0.07% to 0.14% from 0.21% for the six month period ending June 30, 2010 and 2009, respectively, resulting in an overall decrease to the net interest margin FTE to 3.26% from 3.33% for the six month period ending June 30, 2010 and 2009, respectively.

The following table details average balances, interest income/expense average rates/yields for the Corporation’s earning assets and interest bearing liabilities at the dates indicated.

	Six months ended
	June 30,
	2010			2009
		Interest	Average		Interest	Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Assets:
Interest bearing due from banks	$140,487	$176	0.25%	$60,356	$76	0.25%
Reverse repurchase agreements	1,000	—	0.01%	1,000	—	0.01%
Federal funds	4,447	5	0.22%	4,310	3	0.14%
Non taxable investment securities — FTE	55,314	1,568	5.67%	56,749	1,595	5.62%
Taxable investments securities	107,397	1,119	2.08%	81,094	1,661	4.10%
Loans (gross) — FTE	874,008	21,122	4.83%	888,835	20,726	4.66%

Total earning assets	$1,182,653	$23,990	4.06%	$1,092,344	$24,061	4.41%
Non-earning assets	90,131			83,028

Total assets	$1,272,784			$1,175,372

Liabilities:
Interest bearing DDA	$196,968	$261	0.27%	$147,669	$320	0.43%
Savings	485,740	1,448	0.60%	468,309	1,898	0.81%
CD’s under $100	61,602	596	1.94%	63,653	900	2.83%
CD’s over $100	125,280	1,147	1.83%	130,354	1,666	2.56%
Individual retirement accounts	22,668	244	2.15%	18,838	278	2.95%
Repurchase agreements and other secured short term borrowings	83,674	144	0.34%	63,583	85	0.27%
Short-term debt	4,106	94	4.58%	4,200	42	2.00%
Subordinated debt	5,000	38	1.52%	5,000	64	2.56%
Long term debt	13,918	738	10.60%	13,918	738	10.60%

Total interest bearing liabilities	$998,956	$4,710	0.94%	$915,524	$5,991	1.31%
Non-interest bearing liabilities	194,035			178,885
Other liabilities	5,116			7,485

Total liabilities	$1,198,107			$1,101,894
Equity	74,677			73,478

Total liabilities & equity	$1,272,784			$1,175,372

Recap:
Interest income — FTE		$23,990	4.06%		$24,061	4.41%
Interest expense		4,710	0.94%		$5,991	1.31%

Net interest income/spread — FTE		$19,280	3.12%		$18,070	3.10%

Contribution of non-interest bearing funds			0.14%			0.21%

Net interest margin — FTE			3.26%			3.31%

Notes to the average balance and interest rate tables:
•	Average balances are computed using daily actual balances.

•	The average loan balance includes non-accrual loans and the interest recognized prior to becoming non-accrual is reflected in the interest income for loans.

•	Interest income on loans includes loan fees net of loan costs, of $(295) thousand and $(318) thousand, for the six month period ending June 30, 2010 and 2009, respectively.

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

•
Interest income on a fully taxable equivalent basis includes the additional amount of interest income that would have been earned on tax exempt loans and if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income. Interest income on tax exempt loans and municipal securities has been calculated on a fully taxable equivalent basis using a federal and state income tax blended rate of 40%. The appropriate tax equivalent adjustments to interest income on loans was $136 thousand and $50 thousand for the six month period ending June 30, 2010 and 2009, respectively. The appropriate tax equivalent adjustments to interest income on municipal securities was $553 thousand and $551 thousand for the six month period ending June 30, 2010 and 2009, respectively.

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
The provision for loan losses was $1.2 million and $2.7 million, for the three month period ending June 30, 2010 and 2009, respectively. The provision for loan losses was $2.5 million for the six month period ending June 30, 2010, compared to a provision for loan losses of $3.9 million for the six month period ending June 30, 2009. The decrease in the provision for loan losses for the three and six month period ending June 30, 2010, compared to the three and six month period ending June 30, 2009, is due to an overall decrease in chargeoffs.
Based on management’s risk assessment and evaluation of the probable incurred losses of the loan portfolio, management believes that the current allowance for loan losses is adequate to provide for probable incurred losses in the loan portfolio.

The following table sets forth activity in the allowance for loan losses:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Beginning of Period	$14,759	$12,471	$13,716	$12,847
Provision for loan losses	1,234	2,650	2,469	3,900
Chargeoffs
Commercial	335	212	425	1,816
Commercial Real Estate	73	—	73	—
Residential Mortgage	60	130	125	189
Consumer	1	1	34	9
Credit Cards	40	64	60	64
Construction	—	654	—	654

	509	1,061	717	2,732
Recoveries
Commercial	30	7	38	18
Residential Mortgage	6	7	13	11
Consumer	2	—	2	—
Credit Cards	1	3	2	33

	39	17	55	62

End of Period	$15,523	$14,077	$15,523	$14,077

Allowance as a % of Loans	1.75%	1.56%	1.75%	1.56%
Loans are considered to be impaired when it is determined that the obligor will not pay all contractual principal and interest when due.
The table below provides information on impaired loans:

	June 30, 2010	December 31, 2009	June 30, 2009
Balance of impaired loans	$16,681	$15,106	$11,567
Related allowance on impaired loans	2,770	1,724	1,380
Impaired loans with related allowance	8,159	7,844	7,340
Impaired loans without an allowance	8,522	7,262	4,227
Average balance of impaired loans	15,199	11,961	10,767
Accrued interest recorded during impairment	1	—	—
Cash basis interest income recognized	—	—	—
A loan is considered delinquent when a payment has not been made more than 30 days past its contractual due date. Loans past due over 30 days, including past due nonaccrual loans, totaled $11.9 million or 1.34% of total loans at June 30, 2010, compared to $11.3 million or 1.25% of total loans at June 30, 2009.
Loans greater than 90 days past due and still accruing interest at June 30, 2010 and 2009, totaled approximately $26 thousand and $13 thousand, respectively. The total amount of nonaccrual loans was $16.8 million at June 30, 2010, compared to $11.6 million at June 30, 2009. Not all nonaccrual loans are 90 days past due.
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

Other Operating Income
The following table details the components of other operating income:

	Three months ended
	June 30,		$	%
	2010	2009	Change	Change
Wealth management fees	$1,467	$1,336	$131	9.8%
Rental income	76	79	(3)	-3.8%
Service charges and fees on deposit accounts	749	756	(7)	-0.9%
Mortgage banking income	268	647	(379)	-58.6%
Interchange income	314	243	71	29.2%
Net loss on sale of securities	(5)	—	(5)	100.0%
Other	438	508	(70)	-13.8%

Total other operating income	$3,307	$3,569	$(262)	-7.3%

Total other operating income for the three month period ending June 30, 2010, decreased as compared to the three month period ending June 30, 2009.
Wealth management fees increased for the three month period ending June 30, 2010, as compared to the three month period ending June 30, 2009. The increase in wealth management fees is attributable to an increase in estate fees, tax preparation fees, as well as an increase in the stock market. The increase is partially offset by a decrease in Dreyfus money market funds.
Rental income decreased for the three month period ending June 30, 2010, as compared to the three month period ending June 30, 2009. This was due to the bank occupying more space at the 107 North Pennsylvania Street location thus reducing the space available for tenants.
Service charges and fees on deposit accounts decreased for the three month period ending June 30, 2010, as compared to the three month period ending June 30, 2009. The decrease is primarily attributable to a decrease in service charges collected for DDA business and non-profit accounts and overdraft and NSF fees.
Mortgage banking income decreased for the three month period ending June 30, 2010, as compared to the three month period ending June 30, 2009. The decrease for the three month period ending June 30, 2010, as compared to the three month period ending June 30, 2009, is due to a write down of the fair value of mortgage servicing rights (“MSRs”) of $349 thousand for the three month period ending June 30, 2010, as compared to a write up of $69 thousand for the three month period ending June 30, 2009. Offsetting this decrease was an increase in the net gain on the sale of mortgage loans. A net gain on the sale of mortgage loans of $513 thousand was recorded for the three month period ending June 30, 2010, as compared to a net gain on the sale of mortgage loans of $495 thousand for the three month period ending June 30, 2009.
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
Interchange income increased for the three month period ending June 30, 2010, as compared to the three month period ending June 30, 2009. The increase is attributable to higher transaction volumes for debit cards and credit cards during the three month period ending June 30, 2010, as compared to the three month period ending June 30, 2009. Additionally, there was a decrease in cash back rewards expense for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009.
Net loss on sale of securities increased for the three month period ending June 30, 2010, as compared to the three month period ending June 30, 2009. There was one sale of a held-to-maturity municipal security during the six month period ending June 30, 2010. Since the security had a non-rated issuer, a credit review of the municipality was conducted. As a result of the review, it was determined that the investment was no longer considered a pass asset and thus below investment grade. Per investment policy, the Corporation is prohibited from holding any securities below investment grade.

Other income decreased for the three month period ending June 30, 2010, as compared to the three month period ending June 30, 2009. The decrease is primarily due to a decrease in bank owned life insurance income, application fees, letter of credit fees, late fee income, Dreyfus money market funds sweep fees, and income collected for a swap fee. The decrease is partially offset by an increase in prepayment penalties collected and Mastercard/Visa merchant fees.

	Six months ended
	June 30,		$	%
	2010	2009	Change	Change
Wealth management fees	$2,671	$2,421	$250	10.3%
Rental income	145	185	(40)	-21.6%
Service charges and fees on deposit accounts	1,518	1,524	(6)	-0.4%
Mortgage banking income	480	949	(469)	-49.4%
Interchange income	598	453	145	32.0%
Net loss on sale of securities	(5)	—	(5)	100.0%
Other	833	1,040	(207)	-19.9%

Total other operating income	$6,240	$6,572	$(332)	-5.1%

Total other operating income for the six month period ending June 30, 2010, decreased as compared to the six month period ending June 30, 2009.
Wealth management fees increased for the six month period ending June 30, 2010, as compared to the six month period ending June 30, 2009. The increase in wealth management fees is attributable to an increase in estate fees, tax preparation fees, as well as an increase in the stock market. The increase is partially offset by a decrease in Dreyfus money market funds.
Rental income decreased for the six month period ending June 30, 2010, as compared to the six month period ending June 30, 2009. This was due to the bank occupying more space at the 107 North Pennsylvania Street location thus reducing the space available for tenants.
Service charges and fees on deposit accounts decreased for the six month period ending June 30, 2010, as compared to the six month period ending June 30, 2009. The decrease is primarily attributable to a decrease in service charges collected for non-profit accounts and overdraft and NSF fees. The decrease is partially offset by an increase in service charges collected for DDA business accounts and wire transfer fees for the six month period ending June 30, 2010, as compared to the six month period ending June 30, 2009.
Mortgage banking income decreased for the six month period ending June 30, 2010, as compared to the six month period ending June 30, 2009. The decrease for the six month period ending June 30, 2010, as compared to the six month period ending June 30, 2009, is due to a write down of the fair value of mortgage servicing rights (“MSRs”) of $438 thousand for the six month period ending June 30, 2010, as compared to a write down of $141 thousand for the six month period ending June 30, 2009. Additionally, a net gain on the sale of mortgage loans of $714 thousand was recorded for the six month period ending June 30, 2010, as compared to a net gain on the sale of mortgage loans of $927 thousand for the six month period ending June 30, 2009.
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
Interchange income increased for the six month period ending June 30, 2010, as compared to the six month period ending June 30, 2009. The increase is attributable to higher transaction volumes for debit cards and credit cards during the six month period ending June 30, 2010, as compared to the six month period ending June 30, 2009. Additionally, there was a decrease in cash back rewards expense for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009.

Net loss on sale of securities increased for the six month period ending June 30, 2010, as compared the six month period ending June 30, 2009. There was one sale of a held-to-maturity municipal security during the six month period ending June 30, 2010. Since the security had a non-rated issuer, a credit review of the municipality was conducted. As a result of the review, it was determined that the investment was no longer considered a pass asset and thus below investment grade. Per investment policy, the Corporation is prohibited from holding any securities below investment grade.
Other income decreased for the six month period ending June 30, 2010, as compared to the six month period ending June 30, 2009. The decrease is primarily due to a decrease in bank owned life insurance income, documentation and application fees, letter of credit fees, late fee income, Dreyfus money market funds sweep fees, and income collected for a swap fee. The decrease is partially offset by an increase in prepayment penalties collected and Mastercard/Visa merchant fees.
Other Operating Expenses
The following table details the components of other operating expense:

	Three months ended
	June 30,		$	%
	2010	2009	Change	Change
Salaries, wages and employee benefits	$6,179	$5,403	$776	14.4%
Occupancy	647	641	6	0.9%
Furniture and equipment	330	355	(25)	-7.0%
Professional services	554	427	127	29.7%
Data processing	802	689	113	16.4%
Business development	459	417	42	10.1%
FDIC Insurance	501	942	(441)	-46.8%
Non performing assets	147	264	(117)	-44.3%
Other	845	922	(77)	-8.4%

Total other operating expenses	$10,464	$10,060	$404	4.0%

Total other operating expenses for the three month period ending June 30, 2010, increased as compared to the three month period ending June 30, 2009.
Salaries, wages, and employee benefits increased for the three month period ending June 30, 2010, as compared to the three month period ending June 30, 2009. The increase is the result of increased salary expense, employer FICA expense, group medical and dental benefits, performance bonus, and deferred compensation. Salary expense, employer FICA expense, and group medical and dental benefits increased due to an increase in full-time equivalent employees of 15 from 252 at June 30, 2009, compared to 267 at June 30, 2010. Deferred compensation increased due to the issuance of restricted stock during the second quarter of 2009. The increase is partially offset by a decrease in 401(k) employer match contributions and direct loan origination costs.
Occupancy expense increased for the three month period ending June 30, 2010, as compared to the three month period ending June 30, 2009. The increase is due to an increase in building and improvements depreciation expense due to the opening of the banking center located at 11701 Olio Road in December 2009, building and property repairs and maintenance, cleaning supplies, management fees, and utilities. The increase is partially offset by a decrease in real estate taxes and building operating costs.
Furniture and equipment expense decreased for the three month period ending June 30, 2010, as compared to the three month period ending June 30, 2009. This decrease is due to a decrease in depreciation for furniture, fixture, and equipment due to older assets being fully depreciated.
Professional services expense increased for the three month period ending June 30, 2010, as compared to the three month period ending June 30, 2009. The increase is due to an increase in consulting fees, courier service, design services, and attorney fees.
Data processing expenses increased for the three month period ending June 30, 2010, as compared to the three month period ending June 30, 2009. The increase is due to an increase in bill payment services, ATM/debit cards, credit cards, fiduciary income tax preparation for Wealth Management accounts, computer software, software maintenance, and increased service bureau fees related to increased activity by the Bank.

Business development expenses increased for the three month period ending June 30, 2010, as compared to the three period ending June 30, 2009. The increase is due to an increase in public relations, grand opening expense, direct mail campaign, and sales and product literature. The increase is partially offset by a decrease in customer entertainment.
FDIC insurance expense decreased for the three month period ending June 30, 2010, as compared to the three month period ending June 30, 2009. The decrease is due to a special assessment of $557 thousand that was expensed during the second quarter of 2009. The decrease is partially offset by an overall increase in the FDIC assessment.
Nonperforming assets expenses decreased for the three month period ending June 30, 2010, as compared to the three month period ending June 30, 2009. This is due to a decrease in the write down of the carrying value of other real estate owned. Also contributing to the decrease was an increase on the gain from the sale of other real estate. The decrease is partially offset by an increase in classified loan expense.
Other expenses decreased for the three month period ending June 30, 2010, as compared to the three period ending June 30, 2009. During the three month period ending June 30, 2009, the Corporation recorded a loss of $40 thousand as a result of the Heartland Payment Systems credit card software compromise and a charge of $50 thousand related to certain deposit accounts. Also contributing to the decrease was a decrease in postage expense. The decrease is partially offset by an increase in telephone service, personal property taxes, and stationery and printing.

	Six months ended
	June 30,		$	%
	2010	2009	Change	Change
Salaries, wages and employee benefits	$12,113	$10,757	$1,356	12.6%
Occupancy	1,288	1,232	56	4.5%
Furniture and equipment	659	700	(41)	-5.9%
Professional services	1,143	932	211	22.6%
Data processing	1,527	1,399	128	9.1%
Business development	890	826	64	7.7%
FDIC Insurance	1,035	1,297	(262)	-20.2%
Non performing assets	304	285	19	6.7%
Other	1,727	1,842	(115)	-6.2%

Total other operating expenses	$20,686	$19,270	$1,416	7.3%

Total other operating expenses for the six month period ending June 30, 2010, increased as compared to the six month period ending June 30, 2009.
Salaries, wages, and employee benefits increased for the six month period ending June 30, 2010, as compared to the six month period ending June 30, 2009. The increase is the result of increased salary expense, employer FICA expense, group medical and dental benefits, performance bonus, deferred compensation, and employee relations. Salary expense, employer FICA expense, and group medical and dental benefits increased due to an increase in full-time equivalent employees of 15 from 252 at June 30, 2009, compared to 267 at June 30, 2010. In addition, many employees receive their annual merit raises in the first quarter of each year. Deferred compensation increased due to the issuance of restricted stock during the second quarter of 2009. The increase is partially offset by a decrease in contract labor and direct loan origination costs.
Occupancy expense increased for the six month period ending June 30, 2010, as compared to the six month period ending June 30, 2009. The increase is due to an increase in building and improvements depreciation expense due to the opening of the banking center located at 11701 Olio Road in December 2009, building and property repairs and maintenance, cleaning supplies, management fees, and utilities. The increase is partially offset by a decrease in real estate taxes, building operating costs, and leasehold improvements depreciation expense.
Furniture and equipment expense decreased for the six month period ending June 30, 2010, as compared to the six month period ending June 30, 2009. This decrease is due to a decrease in depreciation for furniture, fixture, and equipment due to older assets being fully depreciated.
Professional services expense increased for the six month period ending June 30, 2010, as compared to the six month period ending June 30, 2009. The increase is due to an increase in consulting fees, advertising agency fees, design services, courier service, and attorney fees.

Data processing expenses increased for the six month period ending June 30, 2010, as compared to the six month period ending June 30, 2009. The increase is due to an increase in bill payment services, ATM/debit cards, fiduciary income tax preparation for Wealth Management accounts, computer software, software maintenance, and increased service bureau fees related to increased activity by the Bank. The increase is partially offset by a decrease in credit cards.
Business development expenses increased for the six month period ending June 30, 2010, as compared to the six period ending June 30, 2009. The increase is due to an increase in public relations, direct mail campaign, and sales and product literature. The increase is partially offset by a decrease in customer entertainment and grand opening expense.
FDIC insurance expense decreased for the six month period ending June 30, 2010, as compared to the six month period ending June 30, 2009. The decrease is due to a special assessment of $557 thousand that was expensed during the second quarter of 2009. The decrease is partially offset by an overall increase in the FDIC assessment.
Nonperforming assets expenses increased for the six month period ending June 30, 2010, as compared to the six month period ending June 30, 2009. This increase is due to an increase in expense related to other real estate owned by the Corporation, such as real estate taxes, lawn maintenance, and appraisal fees. Also contributing to the increase is an increase in classified loan expense. The increase is partially offset by gains on the sale of other real estate and a decrease in the write down of the carrying value of other real estate owned.
Other expenses decreased for the six month period ending June 30, 2010, as compared to the six period ending June 30, 2009. During the six month period ending June 30, 2009, the Corporation recorded a loss of $40 thousand a result of the Heartland Payment Systems credit card software compromise and a charge of $50 thousand related to certain deposit accounts. Also contributing to the decrease was a decrease in office supplies, loan collection expense, correspondent bank charges, employment agency fees, and postage expense. The decrease is partially offset by an increase in telephone service, stationery and printing, personal property taxes, and corporate client adjustments.
Federal and State Income Tax
The statutory rate reconciliation is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Income (loss) before federal and state income tax	$979	$(180)	$1,676	$871

Tax expense at federal statutory rate	333	(61)	570	296

Increase (decrease) in taxes resulting from:
State income tax	29	(27)	54	6
Tax exempt interest	(217)	(173)	(395)	(346)
Other	(2)	2	(11)	(9)

Total income tax (benefit)	$143	$(259)	$218	$(53)

Financial Condition
Total assets increased $59.0 million from $1.234 billion at December 31, 2009, to $1.293 billion at June 30, 2010. The increase is the result of an increase of $29.2 million in cash and cash equivalents from $151.6 million at December 31, 2009, to $180.8 million at June 30, 2010, and an increase of $24.2 million in loans from $864.7 million at December 31, 2009, to $888.9 million at June 30, 2010. Contributing to the increase in cash and cash equivalents is an increase of $55.0 million in deposits from $1.052 billion at December 31, 2009, to $1.107 billion at June 30, 2010. The increase in deposits is due to new deposit relationships, funds coming from Dreyfus sweep accounts, and funds flowing back into the Bank that left last year during the overall financial crisis in the U.S.

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
The Corporation has many sources of funds available, they include: cash and due from Federal Reserve, overnight federal funds sold, investments available for sale, maturity of investments held for sale, deposits, Federal Home Loan Bank (“FHLB”) advances, and issuance of debt. Deposits were the most significant funding source and loans were the most significant use of funds during the six month period ending June 30, 2010. During the six month period ending June 30, 2009, deposits were the most significant funding source and purchases of investment securities available for sale were the most significant use of funds.
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
On August 31, 2009, U.S. Bank renewed the revolving loan agreement which will mature on August 31, 2010. As part of the renewal of the revolving loan agreement, U.S. Bank reduced the revolving loan amount from $5.0 million to $2.0 million. Of the $4.0 million outstanding, $3.0 million was moved to a separate one-year term facility with principal payments of $62.5 thousand and interest payments due quarterly. Under the terms of the one-year term facility, the Corporation pays prime plus 1.25% which equated to 4.50% at June 30, 2010.
Under the terms of the revolving loan agreement, the Corporation paid prime minus 1.25% which equated to 2.00% through August 31, 2009, and interest payments were due quarterly. Beginning September 1, 2009, the Corporation pays prime plus 1.25% which equated to 4.50% at June 30, 2010. In addition, beginning October 1, 2009, U.S. Bank assessed a 0.25% fee on the unused portion of the revolving line of credit.
The loan agreements contain various financial and non-financial covenants. One of the covenants requires the Bank to maintain a loan loss reserve to non-performing loans at a minimum of 100%. The Bank was in violation of this covenant as of June 30, 2010, as the loan loss reserve to non-performing loans was 98.17%.
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
Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as available for sale, and maturing loans. Due from the Federal Reserve represented the Corporation’s primary source of immediate liquidity and averaged $140 million for the six month period ending June 30, 2010. During the six month period ending June 30, 2009, Due from the Federal Reserve was the Corporation’s primary source of immediate liquidity and averaged $60 million for the six month period ending June 30, 2009. The Corporation believes these balances are maintained at a level adequate to meet immediate needs. Reverse repurchase agreements may serve as a source of liquidity, but are primarily used as collateral for customer balances in overnight repurchase agreements. Maturities in the Corporation’s loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.
The Corporation’s management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation’s liquidity position.

The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At June 30, 2010, the Corporation’s rate sensitive liabilities exceeded rate sensitive assets due within one year by $110.5 million.
As part of managing liquidity, the Corporation monitors its loan to deposit ratio on a daily basis. At June 30, 2010, the ratio was 80.3%.
The Corporation experienced an increase in cash and cash equivalents, another primary source of liquidity, of $29.2 million during the six month period ending June 30, 2010. The increase is primarily due to a net increase in deposits. Deposit growth provided net cash of $55.0 million and proceeds from the maturity of investment securities provided cash of $18.8 million. Lending activities used cash of $31.5 million and purchases of investment securities used cash of $28.7 million.
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
On June 29, 2007, the Bank entered into a Subordinated Debenture Purchase Agreement with U.S. Bank in the amount of $5.0 million, which will mature on June 28, 2017. Under the terms of the Subordinated Debenture Purchase Agreement, the Bank pays 3-month LIBOR plus 1.20% which equated to 1.51% at June 30, 2010. Interest payments are due quarterly.
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
There were no FHLB advances outstanding as of June 30, 2010, or 2009.
The Bank may add indebtedness of this nature in the future if determined to be in the best interest of the Bank.
Capital for the Bank is at or above the well capitalized regulatory requirements at June 30, 2010. Pertinent capital ratios for the Bank as of June 30, 2010, are as follows:

		Well	Adequately
	Actual	Capitalized	Capitalized
Tier 1 risk-based capital ratio	9.2%	6.0%	4.0%
Total risk-based capital ratio	11.0%	10.0%	8.0%
Leverage ratio	6.8%	5.0%	4.0%
Dividends from the Bank to the Corporation may not exceed the net undivided profits of the Bank (included in consolidated retained earnings) for the current calendar year and the two previous calendar years without prior approval from the Office of the Comptroller of the Currency. In addition, Federal banking laws limit the amount of loans the Bank may make to the Corporation, subject to certain collateral requirements. No loans were made by the Bank to the Corporation during the six month period ending June 30, 2010 or 2009. The Bank declared and made a $743 thousand and $695 thousand dividend to the Corporation during the six month period ending June 30, 2010 and 2009, respectively.

On November 20, 2008, the Board of Directors adopted a new three-year stock repurchase program for directors and employees. Under the new stock repurchase program, the Corporation may repurchase shares in individually negotiated transactions from time to time as such shares become available and spend up to $8 million to repurchase such shares over the three-year term. Subject to the $8 million limitation, the Corporation intends to purchase shares recently acquired by the selling shareholder pursuant to the exercise of stock options or the vesting of restricted stock, and limit its acquisition of shares which were not recently acquired by the selling shareholder pursuant to the exercise of stock options or the vesting of shares of restricted stock to no more than 10,000 shares per year. Under the new repurchase plan, the Corporation purchased 9,969 shares during the six month period ending June 30, 2010, and $5.5 million is still available under the new repurchase plan as of June 30, 2010. The stock repurchase program does not require the Corporation to acquire any specific number of shares and may be modified, suspended, extended or terminated by the Corporation at any time without prior notice. The repurchase program will terminate on December 31, 2011, unless earlier suspended or discontinued by the Corporation.
Recent Accounting Pronouncements and Developments
Note 13 to the Consolidated Financial Statements under Item 1 discusses new accounting policies adopted by the Corporation during the second quarter of 2010 and the expected impact of the adoption of the new accounting policies.
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
At June 30, 2010, the interest rate risk position of the Corporation was liability sensitive, meaning net income should decrease as rates rise and increase as rates fall. The Corporation performs a 200 basis point upward and downward interest rate shock to determine whether there would be an adverse impact on its annual net income and that it is within the established policy limits. A downward interest rate shock scenario was not performed due to the low level of current interest rates. The earnings simulation model as of June 30, 2010, projects an approximate decrease of 35.1% in net income in a 200 basis point upward interest rate shock. The Corporation was in violation of its policy limits established by the ALCO policy at June 30, 2010. Management believes there is a 0.00% probability that interest rates would rise 200 basis points immediately. Management performs additional interest rate scenarios that have higher probabilities of occurrence. In these rate scenarios, the change to net income is within established limits.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2010, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures as of June 30, 2010, were effective in ensuring information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
Item 1A. Risk Factors
The Recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act may have a material impact on our operations.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Reform Act”) into law. This new law broadly affects the financial services industry by establishing a framework for systemic risk oversight, creating a resolution authority, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies and containing numerous other provisions aimed at strengthening the sound operation of the financial services sector. The full impact of the Dodd-Frank Act on our business and operations may not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	On April 16, 2010, the Corporation sold a total of 1,600 shares of common stock for proceeds of $44,400 to one officer of the Corporation pursuant to the exercise of stock options by the officer.

On May 24, 2010, the Corporation sold a total of 2,000 shares of common stock for proceeds of $45,000 to one director of the Corporation pursuant to the exercise of stock options by the officer.

On June 17, 2010, the Corporation sold a total of 2,000 shares of common stock for proceeds of $45,000 to one director of the Corporation pursuant to the exercise of stock options by the officer.

These sales were made pursuant to Section 4(2) and Securities 3(a)(11) of the Securities Act of 1933, as amended.

(b)	Not applicable.

(c)
On November 20, 2008, the Board of Directors adopted a new three-year stock repurchase program for directors and employees. Under the new stock repurchase program, the Corporation may repurchase shares in individually negotiated transactions from time to time as such shares become available and spend up to $8 million to repurchase such shares over the three-year term. Subject to the $8 million limitation, the Corporation intends to purchase shares recently acquired by the selling shareholder pursuant to the exercise of stock options or the vesting of restricted stock, and limit its acquisition of shares which were not recently acquired by the selling shareholder pursuant to the exercise of stock options or the vesting of shares of restricted stock to no more than 10,000 shares per year. Under the new repurchase plan, the Corporation purchased 9,969 shares during the six month period ending June 30, 2010, and $5.5 million is still available under the new repurchase plan as of June 30, 2010. The stock repurchase program does not require the Corporation to acquire any specific number of shares and may be modified, suspended, extended or terminated by the Corporation at any time without prior notice. The repurchase program will terminate on December 31, 2011, unless earlier suspended or discontinued by the Corporation.

The following table sets forth the issuer repurchases of equity securities that are registered by the Corporation pursuant to Section 12 of the Securities Exchange Act of 1934 during the second quarter of 2010.

Maximum
Number (or
Approximate
			Total	Dollar Value)
			Number of	of Shares that
			Shares	May Yet Be
			Purchased as	Purchased
			Part of	Under the
	Total		Publicly	Plans or
	Number of	Average	Announced	Programs
	Shares	Price Paid	Plans of	(Dollars in
Period	Purchased	per Share	Programs**	thousands)
April 1 - April 30, 2010	1,834	$39.19	1,834	$5,657
May 1 - May 31, 2010	784	$39.94	784	$5,625
June 1 - June 30, 2010	2,643	$38.11	2,643	$5,525

Total	5,261	*	5,261

*	The weighted average price per share for the period April 2010 through June 2010 was $38.76.

**	All shares repurchased by the Corporation during 2010 were completed pursuant to the new repurchase program.
Item 3. Defaults on Senior Securities
    Not applicable.
Item 4. (Removed and Reserved)
Item 5. Other Information
    Not applicable.
Item 6. Exhibits

3.01	Articles of Incorporation of the Corporation, filed as Exhibit 3(i) to the Corporation’s Form 10-QSB as of September 30, 1995, are incorporated by reference and Articles of Amendment filed as Exhibit 3(i) to the Form 10-K for the fiscal year ended December 31, 2001.

3.02	Bylaws of the Corporation, filed as Exhibit 3(ii) to the Corporation’s Form 8-K filed July 30, 2009, are incorporated by reference.

10.01*	1993 Key Employees’ Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(a) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference.

10.02*	1993 Directors’ Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(b) to the Corporation’s Form 10-Q as of June 30, 2001, is incorporated by reference.

10.03*	1993 Restricted Stock Plan of the Corporation, as amended, filed as Exhibit 10(c) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference.

10.04*	Form of agreement under the 1993 Key Employees Stock Option Plan, filed as Exhibit 10(d) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference.

10.05*	Form of agreement under the 1993 Restricted Stock Plan, filed as Exhibit 10(e) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference.

10.06*	Schedule of Directors Compensation Arrangements, filed as part of the Corporation’s Form 8-K dated March 17, 2010, is incorporated by reference.

10.07*	Schedule of Named Executive Officers Compensation Arrangements, filed as Exhibit 10.07 to the Corporation’s Form 8-K dated May 18, 2006, is incorporated by reference, as amended by the Corporation’s Form 8-K filed March 17, 2010.

10.08*	The National Bank of Indianapolis Corporation Amended and Restated 2005 Equity Incentive Plan, filed as Exhibit 10.01 to the Corporation’s Form 8-K dated June 23, 2010, is incorporated by reference.

10.09*	Form of Restricted Stock Award Agreement for The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10.02 to the Corporation’s Form 8-K dated June 22, 2005, is incorporated by reference.

10.10*	Form of Stock Option Award Agreement for The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10.03 to the Corporation’s Form 8-K dated June 22, 2005, is incorporated by reference.

10.11*	Employment Agreement dated December 15, 2005, between Morris L. Maurer and the Corporation, filed as Exhibit 10.06 to the Corporation’s Form 8-K dated December 21, 2005, and as amended by Exhibit 10.06 to the Corporation’s Form 8-K dated November 26, 2008, is incorporated by reference.

10.13*	The National Bank of Indianapolis Corporation Executive’s Deferred Compensation Plan, filed as Exhibit 10.08 to the Corporation’s Form 8-K dated December 21, 2005, and as amended by Exhibit 10.08 to the Corporation’s Form 8-K dated November 26, 2008, is incorporated by reference.

10.14*	The National Bank of Indianapolis Corporation 401(k) Savings Plan (as amended and restated generally effective January 1, 2006), filed as Exhibit 10.14 to the Corporation’s Form 10-K dated December 31, 2005, is incorporated by reference.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 6, 2010

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
/s/ Debra L. Ross
Debra L. Ross
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

3.01	Articles of Incorporation of the Corporation, filed as Exhibit 3(i) to the Corporation’s Form 10-QSB as of September 30, 1995, are incorporated by reference and Articles of Amendment filed as Exhibit 3(i) to the Form 10-K for the fiscal year ended December 31, 2001.

3.02	Bylaws of the Corporation, filed as Exhibit 3(ii) to the Corporation’s Form 8-K filed July 30, 2009, are incorporated by reference.

10.01*	1993 Key Employees’ Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(a) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference.

10.02*	1993 Directors’ Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(b) to the Corporation’s Form 10-Q as of June 30, 2001, is incorporated by reference.

10.03*	1993 Restricted Stock Plan of the Corporation, as amended, filed as Exhibit 10(c) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference.

10.04*	Form of agreement under the 1993 Key Employees Stock Option Plan, filed as Exhibit 10(d) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference.

10.05*	Form of agreement under the 1993 Restricted Stock Plan, filed as Exhibit 10(e) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference.

10.06*	Schedule of Directors Compensation Arrangements, filed as part of the Corporation’s Form 8-K dated March 17, 2010, is incorporated by reference.

10.07*	Schedule of Named Executive Officers Compensation Arrangements, filed as Exhibit 10.07 to the Corporation’s Form 8-K dated May 18, 2006, is incorporated by reference, as amended by the Corporation’s Form 8-K filed March 17, 2010.

10.08*	The National Bank of Indianapolis Corporation Amended and Restated 2005 Equity Incentive Plan, filed as Exhibit 10.01 to the Corporation’s Form 8-K dated June 23, 2010, is incorporated by reference.

10.09*	Form of Restricted Stock Award Agreement for The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10.02 to the Corporation’s Form 8-K dated June 22, 2005, is incorporated by reference.

10.10*	Form of Stock Option Award Agreement for The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10.03 to the Corporation’s Form 8-K dated June 22, 2005, is incorporated by reference.

10.11*	Employment Agreement dated December 15, 2005, between Morris L. Maurer and the Corporation, filed as Exhibit 10.06 to the Corporation’s Form 8-K dated December 21, 2005, and as amended by Exhibit 10.06 to the Corporation’s Form 8-K dated November 26, 2008, is incorporated by reference.

10.13*	The National Bank of Indianapolis Corporation Executive’s Deferred Compensation Plan, filed as Exhibit 10.08 to the Corporation’s Form 8-K dated December 21, 2005, and as amended by Exhibit 10.08 to the Corporation’s Form 8-K dated November 26, 2008, is incorporated by reference.

10.14*	The National Bank of Indianapolis Corporation 401(k) Savings Plan (as amended and restated generally effective January 1, 2006), filed as Exhibit 10.14 to the Corporation’s Form 10-K dated December 31, 2005, is incorporated by reference.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.