Form 10-Q
period 2010-09-30
NATIONAL BANK OF INDIANAPOLIS CORP
filed 2010-11-02
CIK 912382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at November 2, 2010

Common Stock, no par value per share	2,317,750

The National Bank of Indianapolis Corporation
Report on Form 10-Q
for Quarter Ended
September 30, 2010

Part I — Financial Information
Item 1. Financial Statements
The National Bank of Indianapolis Corporation
Consolidated Balance Sheets
(Unaudited, Dollars in thousands except share data)

	September 30, 2010	December 31, 2009
Assets
Cash and cash equivalents
Cash and due from banks	$182,905	$149,375
Reverse repurchase agreements	1,000	1,000
Federal funds sold	15,137	1,242

Total cash and cash equivalents	199,042	151,617

Investment securities
Available-for-sale securities	84,519	67,296
Held-to-maturity securities (Fair value of $96,472 at September 30, 2010 and $96,588 at December 31, 2009)	91,871	94,922

Total investment securities	176,390	162,218

Loans held for sale	5,474	884

Loans	905,409	863,838
Less: Allowance for loan losses	(15,598)	(13,716)

Net loans	889,811	850,122
Premises and equipment	24,017	24,532
Deferred tax asset	8,592	7,133
Accrued interest	4,558	4,199
Federal Reserve and FHLB stock	3,150	3,150
Other real estate owned	9,980	8,432
Other assets	21,250	21,343

Total assets	$1,342,264	$1,233,630

Liabilities and shareholders’ equity
Deposits:
Noninterest-bearing demand deposits	$217,869	$192,705
Money market and savings deposits	742,888	650,353
Time deposits over $100,000	108,330	131,938
Other time deposits	90,806	77,069

Total deposits	1,159,893	1,052,065
Other short term borrowings	74,840	81,314
Short term debt	3,913	4,138
Subordinated debt	5,000	5,000
Junior subordinated debentures owed to unconsolidated subsidiary trust	13,918	13,918
Other liabilities	7,440	4,164

Total liabilities	1,265,004	1,160,599

Shareholders’ equity:
Preferred stock, no par value — authorized 5,000,000 shares	—	—
Common stock, no par value — authorized 15,000,000 shares issued 2,863,941 shares at September 30, 2010 and 2,840,382 shares at December 31, 2009	35,190	34,440
Treasury stock, at cost; 545,573 shares at September 30, 2010 and 533,204 shares at December 31, 2009	(20,818)	(20,346)
Additional paid in capital	12,196	10,873
Retained earnings	50,281	48,067
Accumulated other comprehensive income (loss)	411	(3)

Total shareholders’ equity	77,260	73,031

Total liabilities and shareholders’ equity	$1,342,264	$1,233,630

See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation
Consolidated Statements of Income
(Unaudited, Dollars in thousands except per share data)

	Three months ended
	September 30,
	2010	2009
Interest income:
Interest and fees on loans	$10,739	$10,866
Interest on investment securities taxable	519	745
Interest on investment securities nontaxable	534	513
Interest on federal funds sold	10	—
Interest on due from banks	96	61

Total interest income	11,898	12,185

Interest expense:
Interest on deposits	1,745	2,300
Interest on other short term borrowings	69	49
Interest on short term debt	47	22
Interest on long term debt	391	392

Total interest expense	2,252	2,763

Net interest income	9,646	9,422

Provision for loan losses	1,875	3,955

Net interest income after provision for loan losses	7,771	5,467

Other operating income:
Wealth management fees	1,263	1,226
Service charges and fees on deposit accounts	759	792
Rental income	59	66
Mortgage banking income	1,122	188
Interchange income	330	268
Other	675	451

Total other operating income	4,208	2,991

Other operating expenses:
Salaries, wages and employee benefits	5,249	5,102
Occupancy	610	631
Furniture and equipment	295	331
Professional services	535	472
Data processing	736	656
Business development	438	448
FDIC Insurance	505	411
Non performing assets	964	135
Other	1,805	942

Total other operating expenses	11,137	9,128

Income (loss) before tax	842	(670)
Federal and state income tax (benefit)	86	(462)

Net income (loss)	$756	$(208)

Basic earnings (loss) per share	$0.33	$(0.09)

Diluted earnings (loss) per share	$0.32	$(0.09)

See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation
Consolidated Statements of Income
(Unaudited, Dollars in thousands except per share data)

	Nine months ended
	September 30,
	2010	2009
Interest income:
Interest and fees on loans	$31,725	$31,542
Interest on investment securities taxable	1,638	2,406
Interest on investment securities nontaxable	1,549	1,557
Interest on federal funds sold	15	3
Interest on due from banks	272	137

Total interest income	35,199	35,645

Interest expense:
Interest on deposits	5,441	7,362
Interest on other short term borrowings	213	134
Interest on short term debt	141	64
Interest on long term debt	1,167	1,194

Total interest expense	6,962	8,754

Net interest income	28,237	26,891

Provision for loan losses	4,344	7,855

Net interest income after provision for loan losses	23,893	19,036

Other operating income:
Wealth management fees	3,934	3,647
Service charges and fees on deposit accounts	2,277	2,316
Rental income	204	251
Mortgage banking income	1,602	1,137
Interchange income	928	721
Net loss on sale of securities	(5)	—
Other	1,508	1,491

Total other operating income	10,448	9,563

Other operating expenses:
Salaries, wages and employee benefits	17,362	15,859
Occupancy	1,898	1,863
Furniture and equipment	954	1,031
Professional services	1,678	1,404
Data processing	2,263	2,055
Business development	1,328	1,274
FDIC Insurance	1,540	1,708
Non performing assets	1,268	420
Other	3,532	2,784

Total other operating expenses	31,823	28,398

Income before tax	2,518	201
Federal and state income tax (benefit)	304	(515)

Net income	$2,214	$716

Basic earnings per share	$0.96	$0.31

Diluted earnings per share	$0.93	$0.31

See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation
Consolidated Statements of Cash Flows
(Unaudited, Dollars in thousands)

	Nine months ended
	September 30,
	2010	2009
Operating Activities
Net Income	$2,214	$716
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	4,344	7,855
Proceeds from sale of loans	50,286	57,752
Origination of loans held for sale	(42,933)	(56,783)
Depreciation and amortization	1,136	1,146
Fair value adjustment on mortgage servicing rights	713	347
Loss on sales of investment securities available for sale	5	—
Gain on sale of loans	(2,006)	(1,230)
Net loss on sales and writedowns of other real estate and repossessions	600	120
Net increase in deferred income taxes	(1,730)	(2,019)
Net increase in bank owned life insurance	(291)	(308)
Excess tax benefit from deferred stock compensation	(56)	(399)
Board stock compensation	120	100
Net accretion of discounts and amortization of premiums on investments	868	190
Compensation expense related to restricted stock and options	1,361	1,128
Changes in assets and liabilities:
Accrued interest receivable	(359)	441
Other assets	(329)	(4,407)
Other liabilities	3,332	6,789

Net cash provided provided by operating activities	17,275	11,438
Investing Activities
Proceeds from maturities of investment securities held to maturity	18,328	15,855
Proceeds from maturities of investment securities available for sale	29,775	51,000
Proceeds from sales of investment securities held to maturity	477	—
Purchases of investment securities held to maturity	(16,082)	(31,426)
Purchases of investment securities available for sale	(46,858)	(57,986)
Net (increase) decrease in loans	(59,195)	13,953
Proceeds from sales of other real estate and repossessions	3,077	1,668
Purchases of bank premises and equipment	(621)	(1,829)

Net cash used by investing activities	(71,099)	(8,765)
Financing Activities
Net increase in deposits	107,828	115,219
Net increase (decrease) in short term borrowings	(6,474)	3,463
Net change in revolving line of credit	(225)	—
Income tax benefit from deferred stock compensation	56	399
Proceeds from issuance of stock	536	1,057
Repurchase of stock	(472)	(1,713)

Net cash provided by financing activities	101,249	118,425

Increase in cash and cash equivalents	47,425	121,098
Cash and cash equivalents at beginning of year	151,617	31,420

Cash and cash equivalents at end of year	$199,042	$152,518

Interest paid	$7,755	$9,100

Income taxes paid (refunded)	$(382)	$78

See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation
Consolidated Statement of Shareholders’ Equity
(Unaudited, Dollars in thousands except share data)

					Accumulated
			Additional		Other
	Common	Treasury	Paid In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income	TOTAL

Balance at December 31, 2008	$33,136	$(18,481)	$8,766	$47,955	$836	$72,212

Comprehensive income:
Net income	—	—	—	716	—	716
Other comprehensive income
Net unrealized loss on investments, net of tax of $482	—	—	—	—	(751)	(751)

Total comprehensive income						(35)

Income tax benefit from deferred stock compensation	—	—	399	—	—	399
Issuance of stock 57,271 shares of common stock under stock-based compensation plans	1,162	—	(5)	—	—	1,157
Repurchase of stock 45,184 shares of common stock	—	(1,713)	—	—	—	(1,713)
Stock based compensation earned	—	—	1,128	—	—	1,128

Balance at September 30, 2009	$34,298	$(20,194)	$10,288	$48,671	$85	$73,148

Balance at December 31, 2009	$34,440	$(20,346)	$10,873	$48,067	$(3)	$73,031

Comprehensive income:
Net income	—	—	—	2,214	—	2,214
Other comprehensive income
Net unrealized gain on investments, net of tax of $270	—	—	—	—	414	414

Total comprehensive income						2,628

Income tax benefit from deferred stock compensation	—	—	56	—	—	56
Issuance of 23,559 shares of common stock under stock-based compensation plans	750	—	(94)	—	—	656
Repurchase of 12,369 shares of common stock	—	(472)	—	—	—	(472)
Stock based compensation earned	—	—	1,361	—	—	1,361

Balance at September 30, 2010	$35,190	$(20,818)	$12,196	$50,281	$411	$77,260

See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation
Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)
Note 1: Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of The National Bank of Indianapolis Corporation (“Corporation”) and its wholly-owned subsidiary, The National Bank of Indianapolis (“Bank”). All intercompany transactions between the Corporation and its subsidiary have been properly eliminated. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s Form 10-K for the year ended December 31, 2009.
Note 2: Investment Securities
The following is a summary of available-for-sale and held-to-maturity securities:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
September 30, 2010
Available-for-sale
U.S. Treasury securities	$12,200	$—	$—	$12,200
U.S. Government agencies	71,640	681	2	72,319

Total available-for-sale	$83,840	$681	$2	$84,519

Held-to-maturity
Municipal securities	$58,094	$3,614	$—	$61,708
Collateralized mortgage obligations, residential	31,208	934	—	32,142
Mortgage backed securities, residential	2,419	53	—	2,472
Other securities	150	—	—	150

Total Held-to-maturity	$91,871	$4,601	$—	$96,472

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
December 31, 2009
Available-for-sale
U.S. Treasury securities	$506	$—	$—	$506
U.S. Government agencies	66,795	97	102	66,790

Total available-for-sale	$67,301	$97	$102	$67,296

Held-to-maturity
Municipal securities	$54,913	$1,805	$47	$56,671
Collateralized mortgage obligations, residential	30,124	29	232	29,921
Mortgage backed securities, residential	9,735	111	—	9,846
Other securities	150	—	—	150

Total Held-to-maturity	$94,922	$1,945	$279	$96,588

Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)
The fair value of debt securities and carrying amount, if different, at September 30, 2010, by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. There was one sale of a held-to-maturity municipal security with a net carrying amount of $483 thousand that was sold for a loss of $5 thousand during the nine month period ending September 30, 2010. Since the security had a non-rated issuer, a credit review of the municipality was conducted. As a result of the review, it was determined that the investment was no longer considered a pass asset and thus below investment grade. Per investment policy, the Corporation is prohibited from holding any securities below investment grade.

	September 30, 2010
	Amortized	Fair
	Cost	Value
Available-for-sale
Due in one year or less	$12,200	$12,200
Due from one to five years	71,640	72,319

Total	$83,840	$84,519

Held-to-maturity
Due in one year or less	$6,843	$6,888
Due from one to five years	5,580	5,978
Due from five to ten years	37,536	40,330
Due after ten years	8,285	8,662
CMO/Mortgage-backed, residential	33,627	34,614

Total	$91,871	$96,472

Investment securities with a carrying value of approximately $88 million and $83 million were pledged as collateral for Wealth Management accounts and securities sold under agreements to repurchase at September 30, 2010, and December 31, 2009, respectively.
Securities with unrealized losses at September 30, 2010, and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
September 30, 2010
Available-for-sale
U.S. Government agencies	$16,090	$2	$—	$—	$16,090	$2

Total available-for-sale	$16,090	$2	$—	$—	$16,090	$2

Held-to-maturity
None	$—	$—	$—	$—	$—	$—

December 31, 2009
Available-for-sale
U.S. Government agencies	$36,515	$102	$—	$—	$36,515	$102

Total available-for-sale	$36,515	$102	$—	$—	$36,515	$102

Held-to-maturity
Collateralized mortgage obligations, residential	$24,851	$232	$—	$—	$24,851	$232
Municipal securities	1,796	10	1,424	37	3,220	47

Total Held-to-maturity	$26,647	$242	$1,424	$37	$28,071	$279

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
As of September 30, 2010, the Corporation held 5 investments of which the amortized cost was greater than fair value.
The unrealized losses for investments classified as available-for-sale is attributable to changes in interest rates and individually is 0.01% or less of its respective amortized costs. The largest unrealized loss relates to one security issued by the Federal Home Loan Bank. Given this investment is backed by the U.S. Government, there is no credit risk.
Note 3: Loans
Loans, including net unamortized deferred fees and costs, consist of the following:

	September 30, 2010	December 31, 2009
Residential loans secured by real estate	$268,617	$253,838
Commercial loans secured by real estate	284,738	232,841
Construction loans	48,289	75,615
Other commercial and industrial loans	272,397	273,117
Consumer loans	31,368	28,427

Total loans	905,409	863,838
Less allowance for loan losses	(15,598)	(13,716)

Total loans, net	$889,811	$850,122

The Corporation periodically sells residential mortgage loans it originates based on the overall loan demand of the Corporation and outstanding balances of the residential mortgage portfolio.
There were no loans pledged as collateral for FHLB advances as of September 30, 2010, and December 31, 2009.

Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)
Activity in the allowance for loan losses was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Beginning balance	$15,523	$14,077	$13,716	$12,847
Loan charge offs	(1,849)	(1,171)	(2,566)	(3,903)
Recoveries	49	25	104	87
Provision for loan losses	1,875	3,955	4,344	7,855

Ending balance	$15,598	$16,886	$15,598	$16,886

Note 4: Real Estate Owned
Activity in real estate owned was as follows:

	Nine months ended	Twelve months ended
	September 30, 2010	December 31, 2009
Balance at beginning of period	$8,432	$3,418
Additions	5,225	7,614
Write downs	(731)	(905)
Sales	(2,946)	(1,695)

Balance at end of period	$9,980	$8,432

Expenses related to real estate owned include:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net gain on sales	$(10)	$(3)	$(131)	$(37)
Write downs	685	49	731	157
Operating expenses, net of rental income	(22)	71	273	273

	$653	$117	$873	$393

Note 5: Mortgage Banking Activities
The unpaid principal balances of mortgage loans serviced for others were $171.4 million and $154.3 million at September 30, 2010, and December 31, 2009, respectively.
Custodial escrow balances maintained in connection with serviced loans were $1.1 million and $1.2 million at September 30, 2010, and December 31, 2009, respectively.
The following table includes activity for mortgage servicing rights:

	Nine months ended	Twelve months ended
	September 30, 2010	December 31, 2009
Balance at beginning of period	$1,459	$1,070
Plus additions	396	723
Fair value adjustments	(713)	(334)

Balance at end of period	$1,142	$1,459

Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)
Mortgage servicing rights are carried at fair value at September 30, 2010, and December 31, 2009. Fair value at September 30, 2010, was determined using discount rates ranging from 10.7% to 16.0%, prepayment speeds ranging from 7.40% to 24.44%, depending on the stratification of the specific right, and a weighted average default rate of 0.50%. Fair value at December 31, 2009, was determined using discount rates ranging from 11.0% to 17.0%, prepayment speeds ranging from 8.68% to 28.92%, depending on the stratification of the specific right, and a weighted average default rate of 0.41%.
Note 6: Subordinated Term Loan Agreement/Revolving Line of Credit
On June 29, 2007, the Bank entered into a Subordinated Debenture Purchase Agreement with U.S. Bank in the amount of $5.0 million, which will mature on June 28, 2017. Under the terms of the Subordinated Debenture Purchase Agreement, the Bank pays 3-month LIBOR plus 1.20% which equated to 1.76% at September 30, 2010. Interest payments are due quarterly.
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
On August 31, 2009, U.S. Bank renewed the revolving loan agreement which matured on August 31, 2010. As part of the renewal of the revolving loan agreement, U.S. Bank reduced the revolving loan amount from $5.0 million to $2.0 million and $3.0 million was moved to a separate one-year term facility with principal payments of $62.5 thousand and interest payments due quarterly. The revolving loan agreement and one-year term facility were renewed and will now mature on August 31, 2011. Under the terms of the one-year term facility, the Corporation pays prime plus 1.25% which equated to 4.50% at September 30, 2010.
Under the terms of the revolving loan agreement, the Corporation paid prime minus 1.25% which equated to 2.00% through August 31, 2009, and interest payments were due quarterly. Beginning September 1, 2009, the Corporation pays prime plus 1.25% which equated to 4.50% at September 30, 2010. In addition, beginning October 1, 2009, U.S. Bank assessed a 0.25% fee on the unused portion of the revolving line of credit.
The revolving loan agreement contains various financial and non-financial covenants. As of September 30, 2010, the Corporation was in compliance with all covenants.
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
The Corporation does not have the power to direct the activities of the trust, therefore, the trust is not consolidated in the Corporation’s financial statements. The junior subordinated debt obligation issued to the Trust of $13.9 million is reflected in the Corporation’s consolidated balance sheets at September 30, 2010, and December 31, 2009. The junior subordinated debentures owed to the Trust and held by the Corporation qualify as Tier 1 capital for the Corporation under Federal Reserve Board guidelines.
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
During the third quarter of 2010, one officer of the Corporation exercised options to purchase 1,600 common shares in aggregate. The weighted aerage exercise price was $27.75 and the weighted average fair market value of the stock was $39.36.
Due to the exercise of these options and the vesting of restricted stock for the nine months ended September 30, 2010, the Corporation will receive a deduction for tax purposes for the difference between the fair value of the stock at the date of grant and the date of exercise. The Corporation recorded an income tax benefit of $56 thousand as additional paid in capital for the nine months ended September 30, 2010, as per guidance issued by the Financial Accounting Standards Board (FASB) on stock compensation.
Note 9: Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Basic average shares outstanding	2,318,032	2,305,849	2,312,148	2,299,892

Net income (loss)	$756	$(208)	$2,214	$716

Basic net income (loss) per common share	$0.33	$(0.09)	$0.96	$0.31

Diluted
Average shares outstanding	2,318,032	2,305,849	2,312,148	2,299,892
Nonvested restricted stock	50,050	25,707	43,193	12,208
Net effect of the assumed exercise of stock options	18,664	24,813	20,017	29,947

Diluted average shares	2,386,746	2,356,369	2,375,358	2,342,047

Net income (loss)	$756	$(208)	$2,214	$716

Diluted net income (loss) per common share	$0.32	$(0.09)	$0.93	$0.31

For the three month period ending September 30, 2010, options to purchase 183,800 shares and 108,300 restricted shares were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.
For the nine month period ending September 30, 2010, options to purchase 183,800 shares and 108,300 restricted shares were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)
For the three month period ending September 30, 2009, options to purchase 192,200 shares and 4,325 restricted shares were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.
For the nine month period ending September 30, 2009, options to purchase 192,200 shares and 70,850 restricted shares were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.
Note 10: Comprehensive Income
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale. Following is a summary of other comprehensive income (loss):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss)	$756	$(208)	$2,214	$716
Other comprehensive income (loss)
Change in securities available for sale:
Net unrealized gains (loss) during the period	41	(327)	684	(1,233)
Tax effect	(15)	127	(270)	482

Total other comprehensive income (loss)	26	(200)	414	(751)

Comprehensive income (loss)	$782	$(408)	$2,628	$(35)

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
The contractual amount of financial instruments with off-balance sheet risk was as follows:

	September 30, 2010	December 31, 2009
Unused commercial credit lines	$199,697	$198,815
Unused revolving home equity and credit card lines	104,366	99,629
Standby letters of credit	7,227	24,338
Demand deposit account lines of credit	2,545	2,499

	$313,835	$325,281

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
Neither the Corporation or any of its subsidiaries are involved in any pending material legal proceedings at this time, other than routine litigation incidental to the business.

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
The fair value of other real estate owned and impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using:
		Quoted Prices
		in Active Markets	Significant	Significant
		for Identical	Other	Unobservable
		Assets	Observable Inputs	Inputs
September 30, 2010	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury securities	$12,200	$—	$12,200	$—
U.S. Government agencies	72,319	—	72,319	—
Mortgage servicing rights	1,142	—	1,142	—

December 31, 2009
Assets:
U.S. Treasury securities	$506	$—	$506	$—
U.S. Government agencies	66,790	—	66,790	—
Mortgage servicing rights	1,459	—	1,459	—
A detailed breakdown of the fair value for the available-for-sale investment securities is provided in the Investment Securities note.
Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using:
		Quoted Prices
		in Active Markets	Significant	Significant
		for Identical	Other	Unobservable
		Assets	Observable Inputs	Inputs
September 30, 2010	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$1,869	$—	$—	$1,869
Other real estate	1,597	—	—	1,597

December 31, 2009
Assets:
Impaired loans	$6,120	$—	$—	$6,120
Other real estate	2,017	—	—	2,017
Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $3.7 million, with a valuation allowance of $1.8 million, at September 30, 2010. This resulted in an additional provision for loan losses of $374 thousand and $1.6 million for the three month and nine month periods ending September 30, 2010, respectively.
Other real estate that has been written down to fair value less costs to sell subsequent to being transferred to other real estate, had a carrying amount of $1.6 million at September 30, 2010. There was a charge to earnings through non performing asset expense of $685 thousand and $731 thousand for the three month and nine month periods ending September 30, 2010, respectively.

The estimated fair value of the Corporation’s financial instruments is as follows:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets
Cash and due from banks	$182,905	$182,905	$149,375	$149,375
Federal funds sold	15,137	15,137	1,242	1,242
Reverse repurchase agreements	1,000	1,000	1,000	1,000
Investment securities available-for-sale	84,519	84,519	67,296	67,296
Investment securities held-to-maturity	91,871	96,472	94,922	96,588
Loans held for sale	5,474	5,614	884	879
Net loans	889,811	901,062	850,122	849,998
Federal Reserve and FHLB stock	3,150	N/A	3,150	N/A
Accrued interest receivable	4,558	4,558	4,199	4,199

Liabilities
Deposits	1,159,893	1,161,039	1,052,065	1,053,849
Repurchase agreements and other secured short-term borrowings	74,840	74,885	81,314	81,415
Short-term debt	3,913	3,913	4,138	4,138
Subordinated debt	5,000	5,000	5,000	5,000
Junior subordinated debt	13,918	10,209	13,918	10,102
Accrued interest payable	1,365	1,365	2,158	2,158
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

In July 2010, the FASB updated previous guidance on disclosures relating to credit quality of financing receivables and the allowance for credit losses. The updated guidance enhances and provides greater transparency to help financial statement users to assess an entity’s credit risk exposure and its allowance for credit losses. The updated guidance requires an entity to disclose credit quality indicators, past due information, and modifications of its financing receivables. The update guidance is effective for fiscal years, and interim periods ending on or after December 15, 2010. The adoption of this standard is not expected to have a material effect on the Corporation’s results of operations or financial position.

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
The Corporation recorded net income of $756 thousand or $0.32 per diluted share for the three month period ending September 30, 2010, as compared to a net loss of $208 thousand or ($0.09) per diluted share for the three month period ending September 30, 2009.
The Corporation recorded net income of $2.2 million or $0.93 per diluted share for the nine month period ending September 30, 2010, as compared to $716 thousand or $0.31 per diluted share for the nine month period ending September 30, 2009. Net income increased for the three and nine month periods ending September 30, 2010, as compared to the three and nine month periods ending September 30, 2009, primarily due to a decrease in the provision for loan losses and an increase in mortgage banking income. The increase is partially offset by an increase in salary and non-performing assets expense for the nine month period ending September 30, 2010, as compared to the nine month period ending September 30, 2009.
The risks and challenges that management believes will be important for the remainder of 2010 are price competition for loans and deposits by competitors, marketplace credit effects, continued spread compression, slow recovery of the local economy that could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans, and the lingering effects from the financial crisis in the U.S. and foreign markets.
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
Within the allowance, there are specific and general loss components. The specific loss component is assessed for non-homogeneous loans that management believes to be impaired. Loans are considered to be impaired when it is determined that the obligor will not pay all contractual principal and interest due. For loans determined to be impaired, the loan’s carrying value is compared to its fair value using one of the following fair value measurement techniques: present value of expected future cash flows, observable market price, or fair value of the associated collateral less costs to sell. An allowance is established when the fair value is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on a three-year historical average loss experience adjusted for current factors. These loans are segregated by major product type and/or risk grade with an estimated loss ratio applied against each product type and/or risk grade. The loss ratio is generally based upon historic loss experience for each loan type as adjusted for certain environmental factors management believes to be relevant.
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

Results of Operations
Net Interest Income
The Corporation’s results of operations depend primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. The Corporation had net interest income fully taxable equivalent (“FTE”) of $29.5 million for the nine month period ending September 30, 2010, as compared to net interest income FTE of $27.8 million for the nine month period ending September 30, 2009. The increase in net interest income FTE is due to an increase in total earning assets FTE of $100.7 million for the nine month period ending September 30, 2010, as compared to the nine month period ending September 30, 2009. Additionally, total interest bearing liabilities increased $91.3 million for the nine month period ending September 30, 2010, as compared to the nine month period ending September 30, 2009. The net interest income spread FTE decreased 0.03% to 3.12% for the nine month period ending September 30, 2010, from 3.15% for the nine month period ending September 30, 2009. The contribution of non-interest bearing funds decreased 0.06% to 0.15% from 0.21% for the nine month period ending September 30, 2010 and 2009, respectively, resulting in an overall decrease to the net interest margin FTE to 3.27% from 3.36% for the nine month period ending September 30, 2010 and 2009, respectively.

The following table details average balances, interest income/expense average rates/yields for the Corporation’s earning assets and interest bearing liabilities at the dates indicated.

	Nine months ended
	September 30,
	2010			2009
		Interest	Average		Interest	Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Assets:
Interest bearing due from banks	$144,176	$272	0.25%	$72,611	$137	0.25%
Reverse repurchase agreements	1,000	—	0.01%	1,000	—	0.01%
Federal funds	7,979	15	0.25%	3,050	3	0.13%
Non taxable investment securities — FTE	56,371	2,393	5.66%	56,352	2,367	5.60%
Taxable investments securities	111,203	1,638	1.96%	81,008	2,406	3.96%
Loans (gross) — FTE	882,258	32,120	4.85%	888,237	31,659	4.75%

Total earning assets	$1,202,987	$36,438	4.04%	$1,102,258	$36,572	4.42%
Non-earning assets	89,409			83,444

Total assets	$1,292,396			$1,185,702

Liabilities:
Interest bearing DDA	$202,066	$380	0.25%	$152,103	$468	0.41%
Savings	500,133	2,207	0.59%	468,835	2,712	0.77%
CD’s under $100	64,628	886	1.83%	63,759	1,308	2.74%
CD’s over $100	119,464	1,608	1.79%	129,878	2,455	2.52%
Individual retirement accounts	22,765	360	2.11%	19,418	419	2.88%
Repurchase agreements and other secured short term borrowings	81,660	213	0.35%	65,307	134	0.27%
Short-term debt	4,074	141	4.61%	4,200	64	2.03%
Subordinated debt	5,000	61	1.63%	5,000	88	2.35%
Long term debt	13,918	1,106	10.60%	13,918	1,106	10.60%

Total interest bearing liabilities	$1,013,708	$6,962	0.92%	$922,418	$8,754	1.27%
Non-interest bearing liabilities	197,497			182,092
Other liabilities	5,768			8,002

Total liabilities	$1,216,973			$1,112,512
Equity	75,423			73,190

Total liabilities & equity	$1,292,396			$1,185,702

Recap:
Interest income — FTE		$36,438	4.04%		$36,572	4.42%
Interest expense		6,962	0.92%		$8,754	1.27%

Net interest income/spread — FTE		$29,476	3.12%		$27,818	3.15%

Contribution of non-interest bearing funds			0.15%			0.21%

Net interest margin — FTE			3.27%			3.36%

Notes to the average balance and interest rate tables:
•	Average balances are computed using daily actual balances.
•	The average loan balance includes loans held for sale, non-accrual loans and the interest recognized prior to becoming non-accrual is reflected in the interest income for loans.
•	Interest income on loans includes loan fees net of loan costs, of $(512) thousand and $(482) thousand, for the nine month period ending September 30, 2010 and 2009, respectively.
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

•
Interest income on a fully taxable equivalent basis includes the additional amount of interest income that would have been earned on tax exempt loans and if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income. Interest income on tax exempt loans and municipal securities has been calculated on a fully taxable equivalent basis using a federal and state income tax blended rate of 40%. The appropriate tax equivalent adjustments to interest income on loans was $395 thousand and $117 thousand for the nine month period ending September 30, 2010 and 2009, respectively. The appropriate tax equivalent adjustments to interest income on municipal securities was $844 thousand and $810 thousand for the nine month period ending September 30, 2010 and 2009, respectively.

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
The provision for loan losses was $1.9 million and $4.0 million, for the three month period ending September 30, 2010 and 2009, respectively. The provision for loan losses was $4.3 million for the nine month period ending September 30, 2010, compared to a provision for loan losses of $7.9 million for the nine month period ending September 30, 2009. The decrease in the provision for loan losses for the three and nine month period ending September 30, 2010, compared to the three and nine month period ending September 30, 2009, is due to an overall improvement in loan quality. Contributing to the decrease for the nine month period ending September 30, 2010, compared to the nine month period ending September 30, 2009, is a decrease in chargeoffs relating to commercial loans. Partially offsetting the decrease in the provision for loan losses for the three and nine month period ending September 30, 2010, compared to the three and nine month period ending September 30, 2009, is an increase in chargeoffs relating to commercial real estate.
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
Within the allowance, there are specific and general loss components. The specific loss component is assessed for non-homogeneous loans that management believes to be impaired. Loans are considered to be impaired when it is determined that the obligor will not pay all contractual principal and interest due. For loans determined to be impaired, the loan’s carrying value is compared to its fair value using one of the following fair value measurement techniques: present value of expected future cash flows, observable market price, or fair value of the associated collateral less costs to sell. An allowance is established when the fair value is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on a three-year historical average loss experience adjusted for current factors. These loans are segregated by major product type and/or risk grade with an estimated loss ratio applied against each product type and/or risk grade. The loss ratio is generally based upon historic loss experience for each loan type as adjusted for certain environmental factors management believes to be relevant.
Based on management’s risk assessment and evaluation of the probable incurred losses of the loan portfolio, management believes that the current allowance for loan losses is adequate to provide for probable incurred losses in the loan portfolio.
The following table sets forth activity in the allowance for loan losses:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Beginning of Period	$15,523	$14,077	$13,716	$12,847
Provision for loan losses	1,875	3,955	4,344	7,855
Chargeoffs
Commercial	435	683	860	2,499
Commercial Real Estate	1,290	—	1,363	—
Residential Mortgage	123	476	248	665
Consumer	—	5	34	15
Credit Cards	1	7	61	70
Construction	—	—	—	654

	1,849	1,171	2,566	3,903
Recoveries
Commercial	37	22	75	40
Commercial Real Estate	2	—	2	—
Residential Mortgage	6	3	19	15
Consumer	2	—	4	—
Credit Cards	2	—	4	32

	49	25	104	87

End of Period	$15,598	$16,886	$15,598	$16,886

Allowance as a % of Loans	1.71%	1.95%	1.71%	1.95%
Loans are considered to be impaired when it is determined that the obligor will not pay all contractual principal and interest when due.

The table below provides information on impaired loans:

	September 30, 2010	December 31, 2009	September 30, 2009
Balance of impaired loans	$10,708	$15,106	$18,500
Related allowance on impaired loans	1,796	1,724	6,093
Impaired loans with related allowance	3,665	7,844	13,954
Impaired loans without an allowance	7,043	7,262	4,546
Average balance of impaired loans (year to date)	14,853	11,961	11,054
Accrued interest recorded during impairment	2	—	1
Cash basis interest income recognized	—	—	—
A loan is considered delinquent when a payment has not been made more than 30 days past its contractual due date. Loans past due over 30 days, including past due nonaccrual loans, totaled $10.7 million or 1.18% of total loans at September 30, 2010, compared to $12.0 million or 1.36% of total loans at September 30, 2009.
Loans greater than 90 days past due and still accruing interest at September 30, 2010 and 2009, totaled approximately $38 thousand and $15 thousand, respectively. The total amount of nonaccrual loans was $10.7 million at September 30, 2010, compared to $13.3 million at September 30, 2009. Not all nonaccrual loans are 90 days past due.
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
Other Operating Income
The following table details the components of other operating income:

	Three months ended
	September 30,		$	%
	2010	2009	Change	Change
Wealth management fees	$1,263	$1,226	$37	3.0%
Service charges and fees on deposit accounts	759	792	(33)	-4.2%
Rental income	59	66	(7)	-10.6%
Mortgage banking income	1,122	188	934	496.8%
Interchange income	330	268	62	23.1%
Other	675	451	224	49.7%

Total other operating income	$4,208	$2,991	$1,217	40.7%

Total other operating income for the three month period ending September 30, 2010, increased as compared to the three month period ending September 30, 2009.
Wealth management fees increased for the three month period ending September 30, 2010, as compared to the three month period ending September 30, 2009. The increase in wealth management fees is attributable to an increase in the stock market. The increase is partially offset by a decrease in estate fees and Dreyfus money market funds.
Service charges and fees on deposit accounts decreased for the three month period ending September 30, 2010, as compared to the three month period ending September 30, 2009. The decrease is primarily attributable to a decrease in service charges collected for DDA business and non-profit accounts and overdraft and NSF fees.

Rental income decreased for the three month period ending September 30, 2010, as compared to the three month period ending September 30, 2009. This was due to the bank occupying more space at the 4930 North Pennsylvania Street and 107 North Pennsylvania Street locations thus reducing the space available for tenants.
Mortgage banking income increased for the three month period ending September 30, 2010, as compared to the three month period ending September 30, 2009. The increase for the three month period ending September 30, 2010, as compared to the three month period ending September 30, 2009, is due to an increase in the net gain on the sale of mortgage loans. A net gain on the sale of mortgage loans of $1.3 million was recorded for the three month period ending September 30, 2010, as compared to a net gain on the sale of mortgage loans of $303 thousand for the three month period ending September 30, 2009. The increase in the net gain on sale of mortgage loans is due to an increase in the volume of loans originated and commitments of residential mortgages available for sale period over period. For the three month period ending September 30, 2010, origination of loans held for sale was $25.0 million and loan commitments of residential mortgages available for sale were $25.8 million. For the three month period ending September 30, 2009, origination of loans held for sale was $17.6 millon and loan commitments of residential mortgages available for sale were $4.7 million. Also, contributing to the increase was the opportunity to sell residential mortgages that were previously originated at lower interest rates due to a drop in interest rates period over period.
Offsetting this increase was a write down of the fair value of mortgage servicing rights (“MSRs”) of $275 thousand for the three month period ending September 30, 2010, as compared to a write down of $206 thousand for the three month period ending September 30, 2009.
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
Interchange income increased for the three month period ending September 30, 2010, as compared to the three month period ending September 30, 2009. The increase is attributable to higher transaction volumes for debit cards and credit cards during the three month period ending September 30, 2010, as compared to the three month period ending September 30, 2009.
Other income increased for the three month period ending September 30, 2010, as compared to the three month period ending September 30, 2009. The increase is primarily due to an increase in other real estate rental income, prepayment penalties collected, certain loan fees, and Mastercard/Visa merchant fees. The increase is partially offset by a decrease in letter of credit fees, Dreyfus money market funds sweep fees, and late fee income.

	Nine months ended
	September 30,		$	%
	2010	2009	Change	Change
Wealth management fees	$3,934	$3,647	$287	7.9%
Service charges and fees on deposit accounts	2,277	2,316	(39)	-1.7%
Rental income	204	251	(47)	-18.7%
Mortgage banking income	1,602	1,137	465	40.9%
Interchange income	928	721	207	28.7%
Net loss on sale of securities	(5)	—	(5)	100.0%
Other	1,508	1,491	17	1.1%

Total other operating income	$10,448	$9,563	$885	9.3%

Total other operating income for the nine month period ending September 30, 2010, increased as compared to the nine month period ending September 30, 2009.

Wealth management fees increased for the nine month period ending September 30, 2010, as compared to the nine month period ending September 30, 2009. The increase in wealth management fees is attributable to an increase in the stock market and tax preparation fees. The increase is partially offset by a decrease in estate fees and Dreyfus money market funds.
Service charges and fees on deposit accounts decreased for the nine month period ending September 30, 2010, as compared to the nine month period ending September 30, 2009. The decrease is primarily attributable to a decrease in service charges collected for non-profit accounts and overdraft and NSF fees. The decrease is partially offset by an increase in service charges collected for DDA business accounts and wire transfer fees for the nine month period ending September 30, 2010, as compared to the nine month period ending September 30, 2009.
Rental income decreased for the nine month period ending September 30, 2010, as compared to the nine month period ending September 30, 2009. This was due to the bank occupying more space at the 4930 North Pennsylvania Street and 107 North Pennsylvania Street locations thus reducing the space available for tenants.
Mortgage banking income increased for the nine month period ending September 30, 2010, as compared to the nine month period ending September 30, 2009. The increase for the nine month period ending September 30, 2010, as compared to the nine month period ending September 30, 2009, is due to an increase in the net gain on the sale of mortgage loans. A net gain on the sale of mortgage loans of $2.0 million was recorded for the nine month period ending September 30, 2010, as compared to a net gain on the sale of mortgage loans of $1.2 million for the nine month period ending September 30, 2009. The increase in the net gain on sale of mortgage loans is due to an increase in the volume of loans originated and commitments of residential mortgages available for sale period over period. For the nine period ending September 30, 2010, origination of loans held for sale was $42.9 million and loan commitments of residential mortgages available for sale were $25.8 million. For the nine month period ending September 30, 2009, origination of loans held for sale was $56.8 million and loan commitments of residential mortgages available for sale were $4.7 million. Also, contributing to the increase was the opportunity to sell residential mortgages that were previously originated at lower interest rates due to a drop in interest rates period over period.
Offsetting this increase was a write down of the fair value of MSRs of $713 thousand for the nine month period ending September 30, 2010, as compared to a write down of $347 thousand for the nine month period ending September 30, 2009.
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
Interchange income increased for the nine month period ending September 30, 2010, as compared to the nine month period ending September 30, 2009. The increase is attributable to higher transaction volumes for debit cards and credit cards during the nine month period ending September 30, 2010, as compared to the nine month period ending September 30, 2009. Additionally, there was a decrease in cash back rewards expense for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009.
Net loss on sale of securities increased for the nine month period ending September 30, 2010, as compared the nine month period ending September 30, 2009. There was one sale of a held-to-maturity municipal security during the nine month period ending September 30, 2010. Since the security had a non-rated issuer, a credit review of the municipality was conducted. As a result of the review, it was determined that the investment was no longer considered a pass asset and thus below investment grade. Per investment policy, the Corporation is prohibited from holding any securities below investment grade.
Other income increased for the nine month period ending September 30, 2010, as compared to the nine month period ending September 30, 2009. The increase is primarily due to an increase in other real estate rental income, prepayment penalties collected, certain loan fees, and Mastercard/Visa merchant fees. The increase is partially offset by a decrease in bank owned life insurance income, letter of credit fees, Dreyfus money market funds sweep fees, late fee income, and income collected for a swap fee.

Other Operating Expenses
The following table details the components of other operating expense:

	Three months ended
	September 30,		$	%
	2010	2009	Change	Change
Salaries, wages and employee benefits	$5,249	$5,102	$147	2.9%
Occupancy	610	631	(21)	-3.3%
Furniture and equipment	295	331	(36)	-10.9%
Professional services	535	472	63	13.3%
Data processing	736	656	80	12.2%
Business development	438	448	(10)	-2.2%
FDIC Insurance	505	411	94	22.9%
Non performing assets	964	135	829	614.1%
Other	1,805	942	863	91.6%

Total other operating expenses	$11,137	$9,128	$2,009	22.0%

Total other operating expenses for the three month period ending September 30, 2010, increased as compared to the three month period ending September 30, 2009.
Salaries, wages, and employee benefits increased for the three month period ending September 30, 2010, as compared to the three month period ending September 30, 2009. The increase is the result of increased salary expense, employer FICA expense, group medical and dental benefits, deferred compensation, and contract labor. Salary expense, employer FICA expense, and group medical and dental benefits increased due to an increase in full-time equivalent employees of 15 from 253 at September 30, 2009, compared to 268 at September 30, 2010. Deferred compensation increased due to the issuance of restricted stock during the second quarter of 2009. The increase is partially offset by a decrease in expense relating to the performance bonus, direct loan origination costs, training expense, and employee relations.
Occupancy expense decreased for the three month period ending September 30, 2010, as compared to the three month period ending September 30, 2009. The decrease is due to a decrease in real estate taxes, cleaning supplies, and leasehold improvements depreciation expense. The decrease is partially offset by an increase in building and improvements depreciation expense due to the opening of the banking center located at 11701 Olio Road in December 2009 and utilities expense.
Furniture and equipment expense decreased for the three month period ending September 30, 2010, as compared to the three month period ending September 30, 2009. This decrease is due to a decrease in depreciation for furniture, fixture, and equipment due to older assets being fully depreciated, furniture, fixture, and equipment repair expense, and furniture, fixture, and equipment purchased and expensed for $500.
Professional services expense increased for the three month period ending September 30, 2010, as compared to the three month period ending September 30, 2009. The increase is due to an increase in consulting fees, extended audit services, advertising agency fees, and attorney fees. The increase is partially offset by a decrease in courier service.
Data processing expenses increased for the three month period ending September 30, 2010, as compared to the three month period ending September 30, 2009. The increase is due to an increase in bill payment services, ATM/debit cards, credit cards, transaction processing fees and mutual fund expense for Wealth Management accounts, computer software, and software maintenance. The increase is partially offset by a decrease in service bureau fees of the Bank.
Business development expenses decreased for the three month period ending September 30, 2010, as compared to the three period ending September 30, 2009. The decrease is due to a decrease in direct mail campaign and customer entertainment. The decrease is partially offset by an increase in public relations.

FDIC insurance expense increased for the three month period ending September 30, 2010, as compared to the three month period ending September 30, 2009. The increase is due to an overall increase in the FDIC assessment.
Nonperforming assets expenses increased for the three month period ending September 30, 2010, as compared to the three month period ending September 30, 2009. This increase is due to an increase in the write down of the carrying value of other real estate owned and classified loan expense. Also contributing to the increase is an increase in real estate taxes, lawn maintenance, and appraisal fees related to other real estate owned by the Corporation.
Other expenses increased for the three month period ending September 30, 2010, as compared to the three period ending September 30, 2009. The increase is due to the Corporation recording a reserve as a result of a wire transfer inadvertently sent to the wrong beneficiary. The Corporation is attempting to collect the misappropriated funds. Also contributing to the increase was an increase in debit and credit card losses, office supplies, and board fees. The increase is partially offset by a decrease in armored transportation, loan appraisals, and check losses.

	Nine months ended
	September 30,		$	%
	2010	2009	Change	Change
Salaries, wages and employee benefits	$17,362	$15,859	$1,503	9.5%
Occupancy	1,898	1,863	35	1.9%
Furniture and equipment	954	1,031	(77)	-7.5%
Professional services	1,678	1,404	274	19.5%
Data processing	2,263	2,055	208	10.1%
Business development	1,328	1,274	54	4.2%
FDIC Insurance	1,540	1,708	(168)	-9.8%
Non performing assets	1,268	420	848	201.9%
Other	3,532	2,784	748	26.9%

Total other operating expenses	$31,823	$28,398	$3,425	12.1%

Total other operating expenses for the nine month period ending September 30, 2010, increased as compared to the nine month period ending September 30, 2009.
Salaries, wages, and employee benefits increased for the nine month period ending September 30, 2010, as compared to the nine month period ending September 30, 2009. The increase is the result of increased salary expense, employer FICA expense, group medical and dental benefits, performance bonus, deferred compensation, and security guard. Salary expense, employer FICA expense, and group medical and dental benefits increased due to an increase in full-time equivalent employees of 15 from 253 at September 30, 2009, compared to 268 at September 30, 2010. Deferred compensation increased due to the issuance of restricted stock during the second quarter of 2009. The increase is partially offset by a decrease in contract labor, training expense, and direct loan origination costs.
Occupancy expense increased for the nine month period ending September 30, 2010, as compared to the nine month period ending September 30, 2009. The increase is due to an increase in building and improvements depreciation expense due to the opening of the banking center located at 11701 Olio Road in December 2009, building and property repairs and maintenance, management fees, utilities, and rent expense at the disaster location. The increase is partially offset by a decrease in real estate taxes, building operating costs, and leasehold improvements depreciation expense.
Furniture and equipment expense decreased for the nine month period ending September 30, 2010, as compared to the nine month period ending September 30, 2009. This decrease is due to a decrease in depreciation for furniture, fixture, and equipment due to older assets being fully depreciated and furniture, fixture, and equipment repair expense.
Professional services expense increased for the nine month period ending September 30, 2010, as compared to the nine month period ending September 30, 2009. The increase is due to an increase in consulting fees, advertising agency fees, design services, extended audit services, accounting fees, and attorney fees. The increase is partially offset by a decrease in courier service.

Data processing expenses increased for the nine month period ending September 30, 2010, as compared to the nine month period ending September 30, 2009. The increase is due to an increase in bill payment services, ATM/debit cards, fiduciary income tax preparation for Wealth Management accounts, transaction processing fees and mutual fund expense for Wealth Management accounts, computer software, software maintenance, and increased service bureau fees related to increased activity by the Bank.
Business development expenses increased for the nine month period ending September 30, 2010, as compared to the nine period ending September 30, 2009. The increase is due to an increase in public relations, direct mail campaign, market research, and sales and product literature. The increase is partially offset by a decrease in customer entertainment and grand opening expense.
FDIC insurance expense decreased for the nine month period ending September 30, 2010, as compared to the nine month period ending September 30, 2009. The decrease is due to a special assessment of $557 thousand that was expensed during the second quarter of 2009. The decrease is partially offset by an overall increase in the FDIC assessment.
Nonperforming assets expenses increased for the nine month period ending September 30, 2010, as compared to the nine month period ending September 30, 2009. This increase is due to an increase in the write down of the carrying value of other real estate owned and classified loan expense. Also contributing to the increase is an increase in real estate taxes, lawn maintenance, and appraisal fees related to other real estate owned by the Corporation. The increase is partially offset by gains on the sale of other real estate.
Other expenses increased for the nine month period ending September 30, 2010, as compared to the nine period ending September 30, 2009. The increase is due to the Corporation recording a reserve as a result of a wire transfer inadvertently sent to the wrong beneficiary. The Corporation is attempting to collect the misappropriated funds. Also contributing to the increase was an increase in stationery and printing, telephone service, ATM surcharges refunded, conferences and conventions, personal property taxes, board fees, Comptroller of the Currency assessment, and debit card losses. The increase is partially offset by a decrease in armored transportation, loan collection expense, loan appraisals, correspondent bank charges, postage expense, check losses, and employment agency fees. During the nine month period ending September 30, 2009, the Corporation recorded a loss of $40 thousand as the result of the Heartland Payment Systems credit card software compromise and a charge of $50 thousand related to certain deposit accounts.
Federal and State Income Tax
The statutory rate reconciliation is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Income (loss) before federal and state income tax	$842	$(670)	$2,518	$201

Tax expense (benefit) at federal statutory rate	286	(227)	856	69

Increase (decrease) in taxes resulting from:
State income tax	26	(61)	80	(55)
Tax exempt interest	(266)	(185)	(661)	(531)
Other	40	11	29	2

Total income tax (benefit)	$86	$(462)	$304	$(515)

Financial Condition
Total assets increased $108.0 million from $1.234 billion at December 31, 2009, to $1.342 billion at September 30, 2010. The increase is the result of an increase of $47.4 million in cash and cash equivalents from $151.6 million at December 31, 2009, to $199.0 million at September 30, 2010, and an increase of $46.2 million in loans from $864.7 million at December 31, 2009, to $910.9 million at September 30, 2010. Contributing to the increase in cash and cash equivalents is an increase of $108.0 million in deposits from $1.052 billion at December 31, 2009, to $1.160 billion at September 30, 2010. The increase in deposits is due to new deposit relationships, funds coming from Dreyfus sweep accounts, and funds flowing back into the Bank that left last year during the overall financial crisis in the U.S.
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
The Corporation has many sources of funds available, they include: cash and due from Federal Reserve, overnight federal funds sold, investments available for sale, maturity of investments held for sale, deposits, Federal Home Loan Bank (“FHLB”) advances, and issuance of debt. Deposits were the most significant funding source and loans were the most significant use of funds during the nine month period ending September 30, 2010. During the nine month period ending September 30, 2009, deposits were the most significant funding source and purchases of investment securities available for sale were the most significant use of funds.
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
On August 31, 2009, U.S. Bank renewed the revolving loan agreement which matured on August 31, 2010. As part of the renewal of the revolving loan agreement, U.S. Bank reduced the revolving loan amount from $5.0 million to $2.0 million and $3.0 million was moved to a separate one-year term facility with principal payments of $62.5 thousand and interest payments due quarterly. The revolving loan agreement and one-year term facility were renewed and will now mature on August 31, 2011. Under the terms of the one-year term facility, the Corporation pays prime plus 1.25% which equated to 4.50% at September 30, 2010.
Under the terms of the revolving loan agreement, the Corporation paid prime minus 1.25% which equated to 2.00% through August 31, 2009, and interest payments were due quarterly. Beginning September 1, 2009, the Corporation pays prime plus 1.25% which equated to 4.50% at September 30, 2010. In addition, beginning October 1, 2009, U.S. Bank assessed a 0.25% fee on the unused portion of the revolving line of credit.
The revolving loan agreement contains various financial and non-financial covenants. As of September 30, 2010, the Corporation was in compliance with all covenants.
Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as available for sale, and maturing loans. Due from the Federal Reserve represented the Corporation’s primary source of immediate liquidity and averaged $144 million for the nine month period ending September 30, 2010. During the nine month period ending September 30, 2009, Due from the Federal Reserve was the Corporation’s primary source of immediate liquidity and averaged $73 million for the nine month period ending September 30, 2009. The increase in balances period over period is due to deposit growth greater than loan growth. The Corporation believes these balances are maintained at a level adequate to meet immediate needs. Reverse repurchase agreements may serve as a source of liquidity, but are primarily used as collateral for customer balances in overnight repurchase agreements. Maturities in the Corporation’s loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

The Corporation’s management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation’s liquidity position.
The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At September 30, 2010, the Corporation’s rate sensitive liabilities exceeded rate sensitive assets due within one year by $86.3 million.
As part of managing liquidity, the Corporation monitors its loan to deposit ratio on a monthly basis. At September 30, 2010, the ratio was 78.5%. This is well within the board approved policy.
The Corporation experienced an increase in cash and cash equivalents, another primary source of liquidity, of $47.4 million during the nine month period ending September 30, 2010. The increase is primarily due to a net increase in deposits. Deposit growth provided net cash of $108.0 million and proceeds from the maturity of investment securities provided cash of $48.1 million. Lending activities used cash of $59.2 million and purchases of investment securities used cash of $62.9 million.
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
On June 29, 2007, the Bank entered into a Subordinated Debenture Purchase Agreement with U.S. Bank in the amount of $5.0 million, which will mature on June 28, 2017. Under the terms of the Subordinated Debenture Purchase Agreement, the Bank pays 3-month LIBOR plus 1.20% which equated to 1.76% at September 30, 2010. Interest payments are due quarterly.
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
There were no FHLB advances outstanding as of September 30, 2010, or 2009.
The Bank may add indebtedness of this nature in the future if determined to be in the best interest of the Bank.
Capital for the Bank is at or above the well capitalized regulatory requirements at September 30, 2010. Pertinent capital ratios for the Bank as of September 30, 2010, are as follows:

		Well	Adequately
	Actual	Capitalized	Capitalized
Tier 1 risk-based capital ratio	9.1%	6.0%	4.0%
Total risk-based capital ratio	10.9%	10.0%	8.0%
Leverage ratio	6.6%	5.0%	4.0%

Dividends from the Bank to the Corporation may not exceed the net undivided profits of the Bank (included in consolidated retained earnings) for the current calendar year and the two previous calendar years without prior approval from the Office of the Comptroller of the Currency. In addition, Federal banking laws limit the amount of loans the Bank may make to the Corporation, subject to certain collateral requirements. No loans were made by the Bank to the Corporation during the nine month period ending September 30, 2010 or 2009. The Bank declared and made a $1.1 million and $1.0 million dividend to the Corporation during the nine month period ending September 30, 2010 and 2009, respectively.
On November 20, 2008, the Board of Directors adopted a new three-year stock repurchase program for directors and employees. Under the new stock repurchase program, the Corporation may repurchase shares in individually negotiated transactions from time to time as such shares become available and spend up to $8 million to repurchase such shares over the three-year term. Subject to the $8 million limitation, the Corporation intends to purchase shares recently acquired by the selling shareholder pursuant to the exercise of stock options or the vesting of restricted stock, and limit its acquisition of shares which were not recently acquired by the selling shareholder pursuant to the exercise of stock options or the vesting of shares of restricted stock to no more than 10,000 shares per year. Under the new repurchase plan, the Corporation purchased 12,369 shares during the nine month period ending September 30, 2010, and $5.4 million is still available under the new repurchase plan as of September 30, 2010. The stock repurchase program does not require the Corporation to acquire any specific number of shares and may be modified, suspended, extended or terminated by the Corporation at any time without prior notice. The repurchase program will terminate on December 31, 2011, unless earlier suspended or discontinued by the Corporation.
Recent Accounting Pronouncements and Developments
Note 13 to the Consolidated Financial Statements under Item 1 discusses new accounting policies adopted by the Corporation during the third quarter of 2010 and the expected impact of the adoption of the new accounting policies.
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
At September 30, 2010, the interest rate risk position of the Corporation was liability sensitive, meaning net income should decrease as rates rise and increase as rates fall. The Corporation performs a 200 basis point upward and downward interest rate shock to determine whether there would be an adverse impact on its annual net income and that it is within the established policy limits. A downward interest rate shock scenario was not performed due to the low level of current interest rates. The earnings simulation model as of September 30, 2010, projects an approximate decrease of 28.0% in net income in a 200 basis point upward interest rate shock. The Corporation was in violation of its policy limits established by the ALCO policy at September 30, 2010. Management believes there is a 0.00% probability that interest rates would rise 200 basis points immediately. Management performs additional interest rate scenarios that have higher probabilities of occurrence. In these rate scenarios, the change to net income is within established limits.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2010, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures as of September 30, 2010, were effective in ensuring information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
On September 20, 2010, the Corporation sold a total of 1,600 shares of common stock for proceeds of $44,400 to one officer of the Corporation pursuant to the exercise of stock options by the officer pursuant to an exemption from registration under Sections 3(a)(11) and 4(2) of the Securities Act of 1933, as amended.

(b)	Not applicable.

(c)
The following table sets forth the issuer repurchases of equity securities that are registered by the Corporation pursuant to Section 12 of the Securities Exchange Act of 1934 during the third quarter of 2010.

				Maximum
				Number (or
				Approximate
			Total	Dollar Value)
			Number of	of Shares that
			Shares	May Yet Be
			Purchased as	Purchased
			Part of	Under the
	Total	Price Paid	Plans of	(Dollars in
Period	Number of	per Share	Programs**	thousands)

July 1 - July 31, 2010	800	$35.84	800	$5,496

August 1 - August 31, 2010	—	$—	—	$5,496

September 1 - September 30, 2010	1,600	$39.36	1,600	$5,433

Total	2,400	*	2,400

*	The weighted average price per share for the period July 2010 through September 2010 was $38.19.

**	All shares repurchased by the Corporation during 2010 were completed pursuant to the new repurchase program.

On November 20, 2008, the Board of Directors adopted a new three-year stock repurchase program for directors and employees. Under the new stock repurchase program, the Corporation may repurchase shares in individually negotiated transactions from time to time as such shares become available and spend up to $8 million to repurchase such shares over the three-year term. Subject to the $8 million limitation, the Corporation intends to purchase shares recently acquired by the selling shareholder pursuant to the exercise of stock options or the vesting of restricted stock and limit its acquisition of shares which were not recently acquired by the selling shareholder pursuant to the exercise of stock options or the vesting of shares of restricted stock to no more than 10,000 shares per year. Under the new repurchase plan, the Corporation purchased 12,369 shares during the nine month period ending September 30, 2010, and $5.4 million is still available under the new repurchase plan as of September 30, 2010. The stock repurchase program does not require the Corporation to acquire any specific number of shares and may be modified, suspended, extended or terminated by the Corporation at any time without prior notice. The repurchase program will terminate on December 31, 2011, unless earlier suspended or discontinued by the Corporation.
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

Date: November 2, 2010

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