Form 10-K
period 2010-12-31
NATIONAL BANK OF INDIANAPOLIS CORP
filed 2011-03-11
CIK 912382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2010, was approximately $60,717,866. The number of shares of the registrant’s Common Stock outstanding March 11, 2011 was 2,317,750.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the Registrant’s definitive proxy statement to be filed in connection with the annual meeting of shareholders to be held on June 16, 2011.

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
The Bank opened for business to the public on December 20, 1993. The Bank’s deposits are insured by the FDIC. The Bank currently conducts its business through twelve offices, including its downtown headquarters located at 107 North Pennsylvania Street in Indianapolis, and its neighborhood bank offices located at:
•	8451 Ditch Road, Indianapolis, in northwestern Marion County;
•	6807 East 82nd Street, Indianapolis, in northeastern Marion County;
•	Chamber of Commerce building at 320 North Meridian Street in downtown Indianapolis;
•	4930 North Pennsylvania Street, Indianapolis, in northern Marion County;
•	One America Office Complex in downtown Indianapolis;
•	650 East Carmel Drive, Carmel, in Hamilton County;
•	1689 West Smith Valley Road, Greenwood, in Johnson County;
•	10590 North Michigan Road, Carmel, in Hamilton County;
•	2714 East 146th Street, Carmel, in Hamilton County;
•	2410 Harleston Street, Carmel, in Hamilton County; and
•	11701 Olio Road, Fishers, in Hamilton County.
The Bank provides a full range of deposit, credit, and money management services to its targeted market, which is small to medium size businesses, affluent executive and professional individuals, and not-for-profit organizations. The Bank has full trust powers.
Management initially sought to position the Bank to capitalize on the customer disruption, dissatisfaction, and turn-over which it believed had resulted from the acquisition of the three largest commercial banks located in Indianapolis by out-of-state holding companies. Management is now focused on serving the local markets with an organization which is not owned by an out-of-state company and whose decisions are made locally. On December 31, 2010, the Corporation had consolidated total assets of $1.4 billion and total deposits of $1.2 billion.
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

The Bank also offers a full range of credit services, including commercial loans (such as lines of credit, term loans, refinancings, etc.), personal lines of credit, direct installment consumer loans, credit card loans, residential mortgage loans, construction loans, and letters of credit. Lending strategies focus primarily on commercial loans to small and medium size businesses and non profit organizations as well as personal loans to executives and professionals.
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
Employees. The Corporation and the Bank have 274 employees, of which 267 are full-time equivalent employees. The Bank has employed persons with substantial experience in the Indianapolis MSA banking market. The average banking experience level for all Bank employees is in excess of 15 years.
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

The Bank maintains a comprehensive loan policy that establishes guidelines with respect to all categories of lending. In addition, loan policy sets forth lending authority for each loan officer. The Loan Committee of the Bank reviews all loans in excess of $500 thousand. Any loan in excess of a lending officer’s lending authority, up to $2 million, must receive the approval of the Chief Executive Officer (“CEO”), Chief Lending Officer (“CLO”), Chief Credit Officer, Commercial Lending Manager, or Chief Client Officer. Loans in excess of $2 million but less than $6 million must be approved by the Loan Committee prior to the Bank making such loan. The Board of Directors Loan Policy Committee is not usually required to approve loans unless they are above $6 million. Commercial loans are assigned a rating based on creditworthiness and are monitored for improvement or deterioration. Consumer loans are monitored by delinquency trends. The consumer portfolios are assigned an average weighted risk grade based on specific risk characteristics. Loans are made primarily in the Bank’s designated market area.
REGULATION AND SUPERVISION
Both the Corporation and the Bank operate in highly regulated environments and are subject to supervision and regulation by several governmental regulatory agencies, including the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Office of the Comptroller of the Currency (the “OCC”), and the Federal Deposit Insurance Corporation (the “FDIC”). The laws and regulations established by these agencies are generally intended to protect depositors, not shareholders. Changes in applicable laws, regulations, governmental policies, income tax laws and accounting principles may have a material effect on the Corporation’s business and prospects. The following summary is qualified by reference to the statutory and regulatory provisions discussed.
Recent Developments
The Dodd-Frank Act. On July 21, 2010, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act will likely result in dramatic changes across the financial regulatory system, some of which became effective immediately and some of which will not become effective until various future dates. Implementation of the Dodd-Frank Act will require many new rules to be issued by various federal regulatory agencies over the next several years. There will be a significant amount of uncertainty regarding the overall impact of this new law on the financial services industry until final rulemaking is complete. The ultimate impact of this law could have a material adverse impact on the financial services industry as a whole and on our business, results of operations, and financial condition. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase the costs associated with deposits and place limitations on certain revenues those deposits may generate. The Dodd-Frank Act also includes provisions that, among other things, will:
•
Centralize responsibility for consumer financial protection by creating a new agency, the Bureau of Consumer Financial Protection, responsible for implementing, examining, and enforcing compliance with federal consumer financial laws.

•
Create the Financial Stability Oversight Council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management, and other requirements as companies grow in size and complexity.

•
Require the OCC to seek to make its capital requirements for national banks countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

•	Restrict the preemption of state law by federal law and disallow subsidiaries and affiliates of national banks from availing themselves of such preemption.
•
Provide mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring that the ability to repay variable-rate loans be determined by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans and new disclosures. In addition, certain compensation for mortgage brokers based on certain loan terms will be restricted.

•
Require financial institutions to make a reasonable and good faith determination that borrowers have the ability to repay loans for which they apply. If a financial institution fails to make such a determination, a borrower can assert this failure as a defense to foreclosure.

•	Require financial institutions to retain a specified percentage (5% or more) of certain non-traditional mortgage loans and other assets in the event that they seek to securitize such assets.
•
Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund (“DIF”), and increase the floor on the size of the DIF, which generally will require an increase in the level of assessments for institutions with assets in excess of $10 billion.

•
Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until January 1, 2013 for noninterest-bearing demand transaction accounts at all insured depository institutions.

•
Implement corporate governance revisions, including with regard to executive compensation, say on pay votes, proxy access by shareholders, and clawback policies which apply to all public companies, not just financial institutions.

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts.
•
Amend the Electronic Fund Transfer Act (“EFTA”) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

•	Limit the hedging activities and private equity investments that may be made by various financial institutions.
As noted above, the Dodd-Frank Act requires that the federal regulatory agencies draft many new regulations which will implement the foregoing provisions as well as other provisions contained in the Dodd-Frank Act, the ultimate impact of which will not be known for some time.
S.A.F.E. Act Requirements. On July 28, 2010, the OCC jointly issued final rules with the Federal Reserve, the Office of Thrift Supervision, FDIC, Farm Credit Administration, and National Credit Union Administration which require residential mortgage loan originators who are employees of institutions regulated by the foregoing agencies, including national banks, to meet the registration requirements of the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 ( the “S.A.F.E. Act” ). The S.A.F.E. Act requires residential mortgage loan originators who are employees of regulated financial institutions to be registered with the Nationwide Mortgage Licensing System and Registry, a database created by the Conference of State Bank Supervisors and the American Association of Residential Mortgage Regulators to support the licensing of mortgage loan originators by the states. Employees of regulated financial institutions are generally prohibited from originating residential mortgage loans unless they are registered. According to the final rule, due to various system modifications and enhancements required to make the existing system capable to accept Federal Registrants, the system was not able to accept Federal Registrants until January 31, 2011. The Bank must register its employees before July 31, 2011 to be in compliance with the final rule.
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
Bank holding companies are prohibited, with certain limited exceptions, from engaging in activities other than those of banking or of managing or controlling banks. They are also prohibited from acquiring or retaining direct or indirect ownership or control of voting shares or assets of any company which is not a bank or bank holding company, other than subsidiary companies furnishing services to or performing services for their subsidiaries, and other subsidiaries engaged in activities which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be incidental to these operations. The Bank Holding Company Act does not place territorial restrictions on the activities of such nonbanking-related activities.
Bank holding companies which meet certain management, capital, and Community Reinvestment Act of 1977 (“CRA”) standards may elect to become a financial holding company, which would allow them to engage in a substantially broader range of nonbanking activities than is permitted for a bank holding company, including insurance underwriting and making merchant banking investments in commercial and financial companies.
The Corporation does not currently plan to engage in any activity other than owning the stock of the Bank.
Capital Adequacy Guidelines for Bank Holding Companies. The Federal Reserve, as the regulatory authority for bank holding companies, has adopted capital adequacy guidelines for bank holding companies. Bank holding companies with assets in excess of $500 million must comply with the Federal Reserve’s risk-based capital guidelines which require a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities such as standby letters of credit) of 8%. At least half of the total required capital must be “Tier 1 capital”, consisting principally of common stockholders’ equity, non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries, less certain goodwill items. The remainder (“Tier 2 capital”) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, cumulative perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a Tier 1 (leverage) capital ratio under which the bank holding company must maintain a minimum level of Tier 1 capital to average total consolidated assets of 3% in the case of bank holding companies which have the highest regulatory examination ratings and are not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a ratio of at least 1% to 2% above the stated minimum.
Certain regulatory capital ratios for the Corporation as of December 31, 2010, are shown below:

Tier 1 Capital to Risk-Weighted Assets	9.7%
Total Risk Based Capital to Risk-Weighted Asset	11.4%
Tier 1 Leverage Ratio	6.7%
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
The deposits of the Bank are insured by the DIF administered by the FDIC and are subject to the FDIC’s rules and regulations respecting the insurance of deposits. See “Deposit Insurance”.
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
Deposit Insurance. Due to the recent difficult economic conditions in the United States, deposit insurance per account owner was increased from $100,000 to $250,000 through December 31, 2013. The Dodd-Frank Act has now made this change in deposit insurance permanent and, as a result, each account owner’s deposits will be insured up to $250,000 by the FDIC.
In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program (“TLGP”) in October of 2008 by which, for a fee, non-interest bearing transaction accounts received unlimited FDIC insurance coverage through December 31, 2010 and certain senior unsecured debt issued by institutions and their holding companies would be guaranteed by the FDIC through December 31, 2012. The Corporation elected to participate in both the unlimited non-interest bearing transaction account coverage and the unsecured debt guarantee program.
Under the Transaction Account Guarantee Program (“TAGP”), the FDIC provided unlimited deposit insurance coverage initially through December 31, 2009 for non-interest bearing transaction accounts (typically business checking accounts) and certain funds swept into non-interest bearing savings accounts. Institutions that participated in the TAGP paid a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the additional deposit insurance was in place. The FDIC authorized an extension of the TAGP through December 31, 2010 for institutions participating in the original TAGP, unless an institution opted out of the extension period. During the extension period, fees increased to 15 to 25 basis points depending on an institution’s risk category for deposit insurance purposes. Importantly, the Dodd-Frank Act now provides for unlimited deposit insurance coverage on non-interest bearing transaction accounts, including Interest On Lawyer Trust Accounts but excluding interest-bearing NOW accounts, without an additional fee at insured institutions such as the Bank through December 31, 2012.
The TLGP also included the Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt issued by FDIC-insured institutions and their holding companies. Under the DGP, upon a default by an issuer of FDIC-guaranteed debt, the FDIC will continue to make scheduled principal and interest payments on the debt. The unsecured debt must have been issued on or after October 14, 2008 and not later than October 31, 2009, and the guarantee is effective through the earlier of the maturity date (or mandatory conversion date) or December 31, 2012, although the debt may have a maturity date beyond December 31, 2012. Depending on the maturity of the debt, the nonrefundable DGP guarantee fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or December 31, 2012. The FDIC also established an emergency debt guarantee facility through April 30, 2010 through which institutions that are unable to issue non-guaranteed debt to replace maturing senior unsecured debt because of market disruptions or other circumstances beyond their control may apply on a case-by-case basis to issue FDIC-guaranteed senior unsecured debt. The FDIC guarantee of any debt issued under this emergency facility would be subject to an annualized assessment rate equal to a minimum of 300 basis points. The Dodd-Frank Act also authorizes the FDIC to guarantee debt of solvent institutions and their holding companies in a manner similar to the DGP; however, the FDIC and the Federal Reserve must make a determination that there is a liquidity event that threatens the financial stability of the United States and the United States Department of the Treasury (“Treasury Department”) must approve the terms of the guarantee program.

The Bank’s deposits are insured up to the applicable limits under the DIF. The FDIC maintains the DIF by assessing depository institutions an insurance premium. Pursuant to the Dodd-Frank Act, the FDIC is required to set a DIF reserve ratio of 1.35% of estimated insured deposits and is required to achieve this ratio by September 30, 2020. Also, the Dodd-Frank Act has eliminated the 1.50% ceiling on the reserve ratio and provides that the FDIC is no longer required to refund amounts in the DIF that exceed 1.50% of insured deposits.
Under the FDIC’s risk-based assessment system, insured institutions are required to pay deposit insurance premiums based on the risk that each institution poses to the DIF. An institution’s risk to the DIF is measured by its regulatory capital levels, supervisory evaluations, and certain other factors. An institution’s assessment rate depends upon the risk category to which it is assigned. As noted above, pursuant to the Dodd-Frank Act, the FDIC will calculate an institution’s assessment level based on its total average consolidated assets during the assessment period less average tangible equity (i.e., Tier 1 capital) as opposed to an institution’s deposit level which was the previous basis for calculating insurance assessments. Pursuant to the Dodd-Frank Act, institutions will be placed into one of four risk categories for purposes of determining the institution’s actual assessment rate. The FDIC will determine the risk category based on the institution’s capital position (well capitalized, adequately capitalized, or undercapitalized) and supervisory condition (based on exam reports and related information provided by the institution’s primary federal regulator).
Prior to the passage of the Dodd-Frank Act, assessments for FDIC deposit insurance ranged from 7 to 77 basis points per $100 of assessable deposits. On May 22, 2009, the FDIC imposed a special assessment of five basis points on each institution’s assets minus Tier 1 capital as of June 30, 2009, which was payable to the FDIC on September 30, 2009. The Bank paid a total of $557 thousand related to the special assessment. No institution may pay a dividend if it is in default on its federal deposit insurance assessment. The Bank paid a total FDIC assessment of $2.1 million in 2010.
Also during 2009, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which was due on December 30, 2009). The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for FDIC deposit insurance. Collection of the prepayment amount does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments or receive a rebate of prepaid amounts not fully utilized after the collection of assessments due in June 2013. The amount of the Bank’s prepayment was $6.0 million.
In connection with the Dodd-Frank Act’s requirement that insurance assessments be based on assets, the FDIC recently issued the final rule that provides that assessments be based on an institution’s average consolidated assets (less average tangible equity) as opposed to its deposit level. The FDIC has stated that the new assessment schedule, which will be effective as of April 1, 2011, should result in the collection of assessment revenue that is approximately revenue neutral compared to the current method of calculating assessments. Pursuant to this new rule, the assessment base will be larger than the current assessment base, but the new rates are lower than current rates, ranging from approximately 2.5 basis points to 45 basis points (depending on applicable adjustments for unsecured debt and brokered deposits) until such time as the FDIC’s reserve ratio equals 1.15%. Once the FDIC’s reserve ratio equals or exceeds 1.15%, the applicable assessment rates may range from 1.5 basis points to 40 basis points.
In addition to the FDIC insurance premiums, the Bank is required to make quarterly payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize a predecessor deposit insurance fund. These assessments will continue until the FICO bonds are repaid.
On January 12, 2010, the FDIC announced that it would seek public comment on whether financial institutions with compensation plans that encourage risky behavior should be charged higher deposit assessment rates than such financial institutions would otherwise be charged.

Transactions with Affiliates and Insiders. Pursuant to Sections 23A and 23B of the Federal Reserve Act and Regulation W, the Bank is subject to limitations on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates (including the Corporation) and insiders and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets. The Bank is also prohibited from engaging in certain transactions with certain affiliates and insiders unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.
Extensions of credit by the Bank to its executive officers, directors, certain principal shareholders, and their related interests must:
•	be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties; and
•	not involve more than the normal risk of repayment or present other unfavorable features.
The Dodd-Frank Act also included specific changes to the law related to the definition of a “covered transaction” in Sections 23A and 23B and limitations on asset purchases from insiders. With respect to the definition of a “covered transaction,” the Dodd-Frank Act now defines that term to include the acceptance of debt obligations issued by an affiliate as collateral for an institution’s loan or extension of credit to another person or company. In addition, a “derivative transaction” with an affiliate is now deemed to be a “covered transaction” to the extent that such a transaction causes an institution or its subsidiary to have a credit exposure to the affiliate. A separate provision of the Dodd-Frank Act states that an insured depository institution may not “purchase an asset from, or sell an asset to” a bank insider (or their related interests) unless (1) the transaction is conducted on market terms between the parties and (2) if the proposed transaction represents more than 10 percent of the capital stock and surplus of the insured institution, it has been approved in advance by a majority of the institution’s non-interested directors.
Dividends. Under federal law, the Bank may pay dividends from its undivided profits in an amount declared by its Board of Directors, subject to prior approval of the OCC if the proposed dividend, when added to all prior dividends declared during the current calendar year, would be greater than the current year’s net income and retained earnings for the previous two calendar years.
Federal law generally prohibits the Bank from paying a dividend to the Corporation if the Bank would thereafter be undercapitalized. The FDIC may prevent the Bank from paying dividends if the Bank is in default of payment of any assessment due to the FDIC. In addition, payment of dividends by a bank may be prevented by the applicable federal regulatory authority if such payment is determined, by reason of the financial condition of such bank, to be an unsafe and unsound banking practice. In addition, the Bank is subject to certain restrictions imposed by the Federal Reserve on extensions of credit to the Corporation, on investments in the stock or other securities of the Corporation, and in taking such stock or securities as collateral for loans.
Community Reinvestment Act. The CRA requires that the OCC evaluate the records of the Bank in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could result in the imposition of additional requirements and limitations on the Bank.
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
Certain actual regulatory capital ratios under the OCC’s risk-based capital guidelines for the Bank at December 31, 2010, are shown below:

Tier 1 Capital to Risk-Weighted Assets	9.4%
Total Risk-Based Capital to Risk-Weighted Assets	11.2%
Tier 1 Leverage Ratio	6.5%
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
The Bank is also subject to the “prompt corrective action” regulations, which implement a capital-based regulatory scheme designed to promote early intervention for troubled banks. This framework contains five categories of compliance with regulatory capital requirements, including “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. As of December 31, 2010, the Bank was qualified as “well capitalized.” It should be noted that a bank’s capital category is determined solely for the purpose of applying the “prompt corrective action” regulations and that the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decrease, as it moves downward through the capital categories. Bank holding companies controlling financial institutions can be required to boost the institutions’ capital and to partially guarantee the institutions’ performance.
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

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. Among other requirements, the Sarbanes-Oxley Act established: (i) new requirements for audit committees of public companies, including independence and expertise standards; (ii) additional responsibilities regarding financial statements for the chief executive officers and chief financial officers of reporting companies; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for reporting companies regarding various matters relating to corporate governance, and (v) new and increased civil and criminal penalties for violation of the securities laws.
Troubled Asset Relief Program Initiatives to Address Financial and Economic Crises. The Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law on October 3, 2008. EESA gave the Treasury Department broad authority to address the then-current deterioration of the United States economy, to implement certain actions to help restore confidence, stability, and liquidity to United States financial markets, and to encourage financial institutions to increase their lending to clients and to each other. EESA authorized the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities, and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a Troubled Asset Relief Program (“TARP”). The Treasury Department allocated $250 billion to the voluntary Capital Purchase Program (“CPP”) under TARP. TARP also included direct purchases or guarantees of troubled assets of certain financial institutions by the U.S. Government.
Under the CPP, the Treasury Department was authorized to purchase debt or equity securities from participating financial institutions. In connection therewith, each participating financial institution issued to the Treasury Department a warrant to purchase a certain number of shares of stock of the institution. During such time as the Treasury Department holds securities issued under the CPP, the participating financial institutions are required to comply with the Treasury Department’s standards for executive compensation and corporate governance and will have limited ability to increase the amounts of dividends paid on, or to repurchase, their common stock. The Corporation determined not to participate in the CPP.
On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the federal economic stimulus or economic recovery package, went into effect. ARRA includes a wide variety of programs intended to stimulate the United States economy and provide for extensive infrastructure, energy, health, and education needs. ARRA also imposes new executive compensation limits and corporate governance requirements on participants in the CPP in addition to those previously announced by the Treasury Department. Because the Corporation elected not to participate in the CPP, these limits and requirements do not apply to the Corporation.
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
As noted above, the new Bureau of Consumer Financial Protection will have authority for amending existing consumer compliance regulations and implementing new such regulations. In addition, the Bureau will have the power to examine the compliance of financial institutions with an excess of $10 billion in assets with these consumer protection rules. The Bank’s compliance with consumer protection rules will be examined by the OCC since the Bank does not meet this $10 billion asset level threshold.
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
Difficult conditions in the capital markets and the economy generally may materially adversely affect the Corporation’s business and results of operations
From December 2007 through June 2009, the U.S. economy was in recession. Business activity across a wide range of industries and regions in the U.S. was greatly reduced. Although economic conditions have begun to improve, certain sectors, such as real estate, remain weak and unemployment remains high. Local governments and many businesses are still in serious difficulty due to lower consumer spending and the lack of liquidity in the credit markets.
Market conditions also led to the failure or merger of several prominent financial institutions and numerous regional and community-based financial institutions. These failures, as well as projected future failures, have had a significant negative impact on the capitalization level of the deposit insurance fund of the FDIC, which, in turn, has led to a significant increase in deposit insurance premiums paid by financial institutions.
The Corporation’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services that the Corporation offers, is highly dependent upon the business environment in the markets where the Corporation operates and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters, or a combination of these or other factors.
During 2010, the business environment has continued to be adverse for many households and businesses in the United States and worldwide. While economic conditions in the United States and worldwide have begun to improve, there can be no assurance that this improvement will continue. Such conditions have affected, and could continue to adversely affect, the credit quality of the Corporation’s loans, results of operations and financial condition.

The soundness of other financial institutions could adversely affect us
The ability of the Corporation to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led the market-wide liquidity problems and could lead to losses or defaults by the Corporation or by other institutions. Many of these transactions expose the Corporation to credit risk in the event of default of the Corporation’s counterparty or client. In addition, the Corporation’s credit risk may be adversely impacted when the collateral held by the Corporation cannot be realized upon or its liquidated price is not sufficient to recover the full amount of the financial instrument exposure. There is no assurance that any such losses would not materially and adversely affect the Corporation’s results of operations.
There can be no assurance that actions of the U.S. government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets will achieve the intended effect
There has been much legislative and regulatory action in response to the financial crises affecting the banking system and financial markets. There can be no assurance, however, as to the actual impact that the legislation and its implementing regulations or any other governmental program will have on the financial markets or on the Corporation. The failure of these programs to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect the Corporation’s business, financial condition, results of operations, access to credit or the trading price of the Corporation’s common stock.
Contemplated and proposed legislation, state and federal programs, and increased government control or influence may adversely affect the Corporation by increasing the uncertainty on its lending operations and expose it to increased losses, including legislation that would allow bankruptcy courts to prevent modifications to mortgage loans on a debtor’s primary residence, moratoriums on a mortgager’s right to foreclose on property, and requirements that fees be paid to register other real estate owned property. Statutes and regulations may be altered which potentially increase the Corporation’s cost of service and underwrite mortgage loans.
Recently enacted and potential further financial regulatory reforms could have a significant impact on our business, financial condition and results of operations
On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law. The Dodd-Frank Act is expected to have a broad impact on the financial services industry, including significant regulatory and compliance changes. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of business activities, require changes to certain business practices, impose more stringent capital, liquidity and leverage requirements or otherwise adversely affect the Corporation’s business. In particular, the potential impact of the Dodd-Frank Act on the Corporation’s operations and activities, both currently and prospectively, include, among others:
•	a reduction in the ability to generate or originate revenue-producing assets as a result of compliance with heightened capital standards;
•	increased cost of operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, and higher deposit insurance premiums;·
•	the limitation on the ability to raise new capital through the use of trust preferred securities, as any new issuances of these securities will no longer be included as Tier 1 capital going forward;
•	a potential reduction in fee income due to limits on interchange fees applicable to larger institutions which could effectively reduce the fees we can charge; and
•	the limitation on the ability to expand consumer product and service offerings due to anticipated stricter consumer protection laws and regulations.

Further, the Corporation may be required to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements under the Dodd-Frank Act, which may negatively impact results of operations and financial condition.
The Corporation cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced or how such changes may impact the Corporation’s financial condition and results of operations. However, the costs of complying with any additional laws or regulations could have a material adverse effect on the Corporation’s financial condition and results of operations.
The Corporation may be required to pay significantly higher Federal Deposit Insurance Corporation (FDIC) premiums in the future
Insured institution failures during the past several years, as well as deterioration in banking and economic conditions, have significantly increased FDIC loss provisions, resulting in a decline in the designated reserve ratio to historical lows. The FDIC expects the higher rate of insured institution failures to continue for the next few years compared to the past; thus, the reserve ratio may continue to decline. In addition the Dodd-Frank Act permanently implemented FDIC insurance coverage for all deposit accounts up to $250,000 and revised the insurance premium assessment base from all domestic deposits to the average of total assets less tangible equity. The minimum reserve ratio of the deposit insurance fund has been increased from 1.15% to 1.35%, with the increase to be covered by assessments on insured institutions with assets over $10 billion until the new reserve ratio is reached. If financial institution failures continue and the FDIC reserve continues to decline, actions taken by the FDIC to increase assessment rates or enact special assessments could have an adverse impact on the Corporation’s results of operations.
The Corporation is subject to interest rate risk
The Corporation’s earnings and cash flows are largely dependent upon the Corporation’s net interest income. Net interest income is the difference between interest income earned on interest earning assets such as loans and securities and interest expense paid on interest bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Corporation’s control, including general economic conditions and policies of various governmental and regulatory agencies. Changes in monetary policy, including changes in interest rates, could influence not only the interest that is received on loans and securities and the interest that is paid on deposits and borrowings, but such changes could also affect (i) the Corporation’s ability to originate loans and obtain deposits, and (ii) the fair value of the Corporation’s financial assets and liabilities. Currently, the Corporation is in a liability-sensitive position. Therefore, if interest rates increase, the rates paid on deposits and other borrowings will increase at a faster rate than the interest rates received on loans and other investments, resulting in a decline in the Corporation’s net interest margin. Also, in a rising interest rate environment, the Corporation may be unable to sell its lower-yielding mortgage loans, thus further impacting its ability to generate higher yielding loans. If this happens, earnings could be adversely affected. In addition, due to the current low interest rate environment, if interest rates further decrease, the Corporation’s liabilities will reprice downward more quickly than the Corporation’s assets. Because deposit pricing cannot become significantly lower than current levels, the Corporation’s net interest margin could decline in that case as well and earnings could be adversely affected.
The Corporation is subject to lending risk
There are inherent risks associated with the Corporation’s lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where the Corporation operates as well as those across Indiana and the United States. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. Credit issues may continue to broaden during 2011 depending on the severity and duration of the declining economy and the current credit cycle.

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
The Corporation may foreclose on collateral property and would be subject to the increased costs associated with ownership of real property, resulting in reduced revenues and earnings
The Corporation may have to foreclose on collateral property to protect its investment and may thereafter own and operate such property, in which case it will be exposed to the risks inherent in the ownership of real estate. The amount that the Corporation as a mortgagee, may realize after a default is dependent upon factors outside of its control, including, but not limited to: (i) general or local economic conditions; (ii) neighborhood values; (iii) interest rates; (iv) real estate tax rates; (v) operating expenses of the mortgaged properties; (vi) environmental remediation liabilities; (vii) ability to obtain and maintain adequate occupancy of the properties; (viii) zoning laws; (ix) governmental rules, regulations and fiscal policies; and (x) acts of God. Certain expenditures associated with the ownership of real estate, principally real estate taxes, insurance, and maintenance costs, may adversely affect the income from the real estate. Therefore, the cost of operating real property may exceed the income earned from such property, and the Corporation may have to advance funds in order to protect its investment, or it may be required to dispose of the real property at a loss. These expenditures and costs could adversely affect the Corporation’s ability to generate revenues, resulting in reduced levels of profitability.
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
The Corporation is dependent on certain key management and staff
The Corporation relies on key personnel to manage and operate its business. The loss of key staff may adversely affect the Corporation’s ability to maintain and manage these portfolios effectively, which could negatively affect the Corporation’s revenues. In addition, loss of key personnel could result in increased recruiting and hiring expenses, which could cause a decrease in the Corporation’s net income.
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
The geographic concentration of the Corporation’s markets makes the Corporation’s business highly susceptible to local economic conditions
Unlike larger banking organizations that are more geographically diversified, the Corporation’s operations are currently concentrated in three counties located in central Indiana. As a result of this geographic concentration, the Corporation’s financial results depend largely upon economic conditions in these market areas. Deterioration in economic conditions in the Corporation’s market could result in one or more of the following:
•	an increase in loan delinquencies;
•	an increase in problem assets and foreclosures;
•	a decrease in the demand for the Corporation’s products and services; and
•	a decrease in the value of collateral for loans, especially real estate, in turn reducing customers’ borrowing power, the value of assets associated with problem loans and collateral coverage.
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
The Bank owns the downtown office building which houses its main office as well as the Corporation’s main office at 107 North Pennsylvania Street, Indianapolis, Indiana. The Bank and the Corporation utilize nine floors of this ten-story building and lease the remainder to other business enterprises.

Location	Year Opened	Owned or Leased
Banking Centers:

107 North Pennsylvania	1993	Owned
Indianapolis, IN 46204

8451 Ditch Road	1995	Owned
Indianapolis, IN 46260

6807 82nd Street	1995	Owned
Indianapolis, IN 46250

320 North Meridian Street	1996	Leased
Indianapolis, IN 46204

4930 North Pennsylvania Street	1998	Owned
Indianapolis, IN 46205

One America Square, Suite 100	1999	Leased
Indianapolis, IN 46282

650 East Carmel Drive, Suite 100	2000	Leased
Carmel, IN 46032

1689 West Smith Valley Road	2001	Owned
Greenwood, IN 46142

10590 North Michigan Road	2005	Owned
Carmel, IN 46032

2714 East 146th Street	2008	Owned
Carmel, IN 46033

2410 Harleston Street	2008	Owned
Carmel, IN 46032

11701 Olio Road	2009	Owned
Fishers, IN 46038
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

Item 4.	(Removed and Reserved)
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Shares of the common stock of the Corporation are not traded on any national or regional exchange or in the over-the-counter market. Accordingly, there is no established market for the common stock. There are occasional trades as a result of private negotiations which do not always involve a broker or a dealer. The table below lists the high and low prices per share, of which management is aware, during 2010 and 2009.

	Price Per Share
	High	Low
2010
First Quarter	$50.00	$35.91
Second Quarter	40.00	35.52
Third Quarter	44.00	35.84
Fourth Quarter	41.49	39.36

2009
First Quarter	$50.00	$35.65
Second Quarter	39.67	35.97
Third Quarter	39.90	38.97
Fourth Quarter	40.00	36.74
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
The Corporation had 638 shareholders of record as of March 11, 2011.
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
During the fourth quarter of 2010, the Corporation sold common stock pursuant to the exercise of stock options to employees in the aggregate of 2,700 shares for $72 thousand. As previously reported in the Corporation’s prior filings with the Securities and Exchange Commission, the Corporation sold pursuant to the exercise by employees and directors of stock options an aggregate of 1,600 shares for $44 thousand during the third quarter of 2010, an aggregate of 5,600 shares for $134 thousand during the second quarter of 2010, and an aggregate of 5,300 shares for $131 thousand during the first quarter of 2010. All of these shares were sold in private placements pursuant to Section 4(2) of the Securities Act of 1933.
On November 20, 2008, the Board of Directors adopted a new three-year stock repurchase program for directors and employees. Under the new stock repurchase program, the Corporation may repurchase shares in individually negotiated transactions from time to time as such shares become available and spend up to $8 million to repurchase such shares over the three-year term. Subject to the $8 million limitation, the Corporation intends to purchase shares recently acquired by the selling shareholder pursuant to the exercise of stock options or the vesting of restricted stock, and limit its acquisition of shares which were not recently acquired by the selling shareholder pursuant to the exercise of stock options or the vesting of shares of restricted stock to no more than 10,000 shares per year. Under the new repurchase plan, the Corporation purchased 2,635 shares during 2010 and as of December 31, 2010, approximately $5.3 million is still available under the new repurchase plan. The stock repurchase program does not require the Corporation to acquire any specific number of shares and may be modified, suspended, extended or terminated by the Corporation at any time without prior notice. The repurchase program will terminate on December 31, 2011, unless earlier suspended or discontinued by the Corporation.

During 2010, the Corporation repurchased in the aggregate, 15,686 shares for an aggregate cost of approximately $606 thousand. The following table sets forth the issuer repurchases of equity securities that are registered by the Corporation pursuant to Section 12 of the Securities Exchange Act of 1934 during the fourth quarter of 2010 under new repurchase program:

Maximum
Number (or
Approximate
			Total	Dollar Value)
			Number of	of Shares that
			Shares	May Yet Be
			Purchased as	Purchased
			Part of	Under the
	Total		Publicly	Plans or
	Number of	Average	Announced	Programs
	Shares	Price Paid	Plans or	(Dollars in
Period	Purchased	per Share	Programs**	thousands)

October 1 – October 31, 2010	1,217	$39.87	1,217	$5,384

November 1 – November 30, 2010	1,600	$40.99	1,600	$5,319

December 1 – December 31, 2010	500	$41.49	500	$5,298

	3,317	*	3,317

*	The weighted average price per share for the period October 2010 through December 2010 was $40.65.

**	All shares repurchased by the Corporation during 2010 were completed pursuant to the new repurchase program.

Item 6.	Selected Financial Data
The following table sets forth certain consolidated information concerning the Corporation for the periods and dates indicated and should be read in connection with, and is qualified in its entirety by, the detailed information and consolidated financial statements and related notes set forth in the Corporation’s audited financial statements included elsewhere herein for the years ended December 31, (dollars in thousands), except share, per share, and book value data:

	2010	2009	2008	2007	2006
Consolidated Operating Data:
Interest income	$47,130	$47,531	$56,377	$68,880	$61,375
Interest expense	9,029	11,313	20,449	35,263	29,565
Net interest income	38,101	36,218	35,928	33,617	31,811
Provision for loan losses	4,279	11,905	7,400	904	1,086
Net interest income after provision for loan losses	33,822	24,313	28,528	32,713	30,725
Other operating income	14,248	12,903	11,204	9,834	8,356
Other operating expenses	43,522	38,354	34,706	30,800	28,595
Income (loss) before taxes	4,548	(1,138)	5,026	11,747	10,486
Federal and state income tax (benefit)	762	(1,250)	1,242	3,856	3,501
Net income	3,786	112	3,784	7,891	6,985

Consolidated Balance Sheet Data (at end of period):
Total assets	$1,441,393	$1,236,077	$1,117,784	$1,163,109	$1,034,432
Total investment securities (including stock in Federal Banks)	193,418	165,368	143,694	137,174	150,137
Total loans	901,756	864,722	904,207	830,328	744,538
Allowance for loan losses	(15,134)	(13,716)	(12,847)	(9,453)	(8,513)
Deposits	1,238,840	1,052,065	965,966	1,004,762	875,084
Shareholders’ equity	79,357	73,031	72,212	68,938	59,785
Weighted basic average shares outstanding	2,314	2,302	2,311	2,328	2,302

Per Share Data:
Diluted net income per common share (1)	$1.59	$0.05	$1.58	$3.27	$2.90
Cash dividends declared	—	—	—	—	—
Book value (2)	34.24	31.65	31.48	29.63	25.88

Other Statistics and Operating Data:
Return on average assets	0.3%	0.0%	0.3%	0.7%	0.7%
Return on average equity	5.0%	0.2%	5.3%	12.3%	12.7%
Net interest margin (3)	3.1%	3.2%	3.4%	3.3%	3.4%
Average loans to average deposits	78.7%	85.5%	88.5%	82.3%	85.9%
Allowance for loan losses to loans at end of period	1.7%	1.6%	1.4%	1.1%	1.1%
Allowance for loan losses to non-performing loans	135.5%	90.8%	146.4%	164.1%	119.0%
Non-performing loans to loans at end of period	1.2%	1.7%	1.0%	0.7%	1.0%
Net charge-offs/to average loans	0.3%	1.2%	0.5%	0.0%	0.1%
Number of offices	12	12	11	9	9
Number of full and part-time employees	274	270	252	228	221
Number of Shareholders of Record	638	679	681	676	639

Capital Ratios:
Average shareholders’ equity to average assets	5.8%	6.1%	6.3%	5.9%	5.7%
Equity to assets	5.5%	5.9%	6.5%	5.9%	5.8%
Total risk-based capital ratio (Bank only)	11.2%	10.9%	10.5%	10.6%	10.7%

(1)	Based upon weighted average shares outstanding during the period.

(2)	Based on Common Stock outstanding at the end of the period.

(3)	Net interest income as a percentage of average interest-earning assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Corporation relates to the years ended December 31, 2010, 2009, and 2008 and should be read in conjunction with the Corporation’s Consolidated Financial Statements and Notes thereto included elsewhere herein.
Overview
The primary source of the Bank’s revenue is net interest income from loans and deposits and fees from financial services provided to customers. Overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace tend to influence business volumes.
The Corporation monitors the impact of changes in interest rates on its net interest income through its Asset/Liability Committee (“ALCO”) Policy. One of the primary goals of asset/liability management is to maximize net interest income and the net value of future cash flows within authorized risk limits. At December 31, 2010, the interest rate risk position of the Corporation was liability sensitive. Maintaining a liability sensitive interest rate risk position means that net income should decrease as rates rise and increase as rates fall.
In addition to net interest income, net income is affected by other non-interest income, other non-interest expense and the provision for loan losses. Other non-interest income increased for the year ended December 31, 2010, as compared to year ended December 31, 2009. The increase is primarily due to mortgage banking income. The increase in mortgage banking income was the result of an increase in gains recorded on mortgage loan sales for the year ended December 31, 2010, as compared to the year ended December 31, 2009. In addition to the increase in mortgage banking income, wealth management fees increased for the year ended December 31, 2010, as compared to the year ended December 31, 2009. The increase is attributable to an increase in the stock market for the year ended December 31, 2010, as compared to the year ended December 31, 2009, as well as new business. Other non-interest expense increased for the year ended December 31, 2010, as compared to the year ended December 31, 2009. The increase is due to an increase in salaries, wages and employee benefits during 2010 as compared to 2009, and non-performing asset expense for the year ended December 31, 2010, as compared to the year ended December 31, 2009. In addition, other expense increased for the year ended December 31, 2010, as compared to December 31, 2009 due to the Corporation recording a reserve as a result of a wire transfer inadvertently sent to the wrong beneficiary. The provision for loan losses decreased for the year ended December 31, 2010, as compared to December 31, 2009. The decrease is due to an overall improvement in loan quality and a decrease in charge offs relating to commercial real estate, construction, and commercial and industrial loans. Management performs an evaluation as to the amounts required to maintain an allowance adequate to provide for probable incurred losses inherent in the loan portfolio. The level of this allowance is dependent upon the total amount of past due and non-performing loans, general economic conditions and management’s assessment of probable incurred losses based upon internal credit evaluations of loan portfolios and particular loans. Typically, improved economic strength generally will translate into better credit quality in the banking industry. Management believes that the allowance for loan losses is adequate to absorb credit losses inherent in the loan portfolio as of December 31, 2010.
The risks and challenges that management believes will be important during 2011 are price competition for loans and deposits by competitors, marketplace credit effects, continued spread compression, a slow recovery of the local economy that could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans, and the lingering effects from the financial crisis in the U.S. market and foreign markets.

Results of Operations
Year Ended December 31, 2010, Compared to the Year Ended December 31, 2009, and the Year Ended December 31, 2009, Compared to the Year Ended December 31, 2008.
The Corporation’s results of operations depend primarily on the level of its net interest income, its provision for loan losses, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread.
2010 compared with 2009
The Corporation had net income of $3.8 million for 2010 compared to net income of $112 thousand for 2009. The increase in net income is due to a decrease in the provision for loan losses and an increase in mortgage banking income and wealth management fees. The increase in net income is partially offset by an increase in non performing asset expense and salary, wages, and employee benefits.
The Bank experienced an increase in total assets in 2010 compared with 2009. Total assets increased $205 million or 17% to $1.4 million in 2010 from $1.2 million in 2009. The increase is primarily due to: an increase in cash and cash equivalents of $142 million or 93% to $294 million in 2010 from $152 million in 2009, an increase in investments of $28 million or 17% to $190 million in 2010 from $162 million in 2009, and an increase in loans of $36 million or 4% to $900 million in 2010 from $864 million in 2009.
2009 compared with 2008
The Corporation had net income of $112 thousand for 2009 compared to net income of $3.8 million for 2008. The decrease in net income is due to an increase in: the provision for loan losses, non performing asset expense, FDIC insurance expense, and salary, wages, and employee benefits. These increases in expenses were partially offset by a decrease in other operating expense and an increase in mortgage banking income.
The Bank experienced an increase in total assets in 2009 compared with 2008. Total assets increased $118 million or 11% to $1.2 million in 2009 from $1.l million in 2008. The increase is primarily due to: an increase in cash and cash equivalents of $121 million or 390% to $152 million in 2009 from $31 million in 2008, an increase in investments of $21 million or 15% to $162 million in 2009 from $141 million in 2008, and an increase in other real estate owned and repossessions of $5 million or 167% to $8 million in 2009 from $3 million in 2008. The increase is partially offset by a decrease in loans of $40 million or 4% to $864 million in 2009 from $904 million in 2008.
Net Interest Income
The following table details the components of net interest income for the years ended December 31, (dollars in thousands):

	2010	2009	Change	Change
Interest income:
Interest and fees on loans	$42,471	$42,217	$254	0.6%
Interest on investment securities taxable	2,172	3,011	(839)	-27.9%
Interest on investment securities nontaxable	2,070	2,068	2	0.1%
Interest on federal funds sold	25	4	21	525.0%
Interest on due from banks	392	231	161	69.7%

Total interest income	$47,130	$47,531	$(401)	-0.8%

Interest expense:
Interest on deposits	$7,002	$9,427	$(2,425)	-25.7%
Interest on other short term borrowings	289	182	107	58.8%
Interest on short term debt	183	121	62	51.2%
Interest on long term debt	1,555	1,583	(28)	-1.8%

Total interest expense	$9,029	$11,313	$(2,284)	-20.2%

Net interest income	$38,101	$36,218	$1,883	5.2%

2010 compared with 2009
Total average earning assets increased for 2010 as compared to 2009. The increase is primarily due to an increase in the average balance in interest bearing due from bank accounts, an increase in the average balance of non taxable investment securities and an increase in the average loan balances. Interest income increased for 2010 as compared to 2009 due to an increase in the average balances of interest bearing due from banks, federal funds sold and an increase in both the average balances and rates for non taxable investment securities and loans.
Total interest bearing liabilities increased for 2010 as compared to 2009. The increase is primarily due to an increase in the average balance in savings and interest bearing demand deposit accounts offset by a decrease in the average balance in CD’s over $100 thousand. Interest expense decreased primarily due to lower interest rates paid on interest bearing liabilities.
Net interest income increased for 2010 as compared to 2009. The increase is a result of an overall increase in earning assets. Net interest spread — FTE decreased to 3.10% for 2010 as compared to 3.13% for 2009 which is primarily due to a larger decline in the yield on earning assets than the decline in the cost of interest bearing liabilities. The net interest margin — FTE decreased to 3.24% for 2010 from 3.33% for 2009. The decrease is attributable to the decrease in the contribution of non-interest bearing funds to 0.14% for 2010 from 0.20% for 2009, as well as a decrease in the net interest spread — FTE.
The following table details the components of net interest income for the years ended December 31, (dollars in thousands):

			$	%
	2009	2008	Change	Change
Interest income:
Interest and fees on loans	$42,217	$48,988	$(6,771)	-13.8%
Interest on investment securities taxable	3,011	3,979	(968)	-24.3%
Interest on investment securities nontaxable	2,068	2,047	21	1.0%
Interest on federal funds sold	4	705	(701)	-99.4%
Interest on due from banks	231	510	(279)	-54.7%
Interest on reverse repurchase agreements	—	148	(148)	-100.0%

Total interest income	$47,531	$56,377	$(8,846)	-15.7%

Interest expense:
Interest on deposits	$9,427	17,979	$(8,552)	-47.6%
Interest on other short term borrowings	182	544	(362)	-66.5%
Interest on FHLB advances and overnight borrowings	—	193	(193)	-100.0%
Interest on short term debt	121	16	105	656.3%
Interest on long term debt	1,583	1,717	(134)	-7.8%

Total interest expense	$11,313	$20,449	$(9,136)	-44.7%

Net interest income	$36,218	$35,928	$290	0.8%

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

The increase in net interest income was a result of an increase in the net interest spread during 2009 as compared to 2008. The increase in the net interest spread was the result of a larger decline in the cost of interest bearing liabilities than the decline in the yield on earning assets during 2009 compared to 2008. The decrease in the contribution of non-interest bearing funds to 0.20% from 0.40% for the year ended December 31, 2009, as compared to December 31, 2008, caused an overall decrease in the net interest margin FTE to 3.33% from 3.48% for the year ended December 31, 2009, as compared to December 31, 2008.
The following table details average balances, interest income/expense and average rates/yields for the Bank’s earning assets and interest bearing liabilities for the years ended December 31, (tax equivalent basis/dollars in thousands):

	2010			2009			2008
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Rate/	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield	Balance	Expense	Yield
Assets:
Interest bearing due from banks	$155,472	$392	0.25%	$91,295	$231	0.25%	$20,645	$509	2.47%
Reverse repurchase agreements	1,000	—	0.01%	1,000	—	0.01%	4,197	148	3.53%
Federal funds	9,934	25	0.25%	2,646	4	0.15%	31,530	705	2.24%
Non taxable investment securities — FTE	56,533	3,200	5.66%	56,070	3,140	5.60%	55,178	3,046	5.52%
Taxable investment securities	117,235	2,172	1.85%	88,855	3,011	3.39%	98,585	3,980	4.04%
Loans (gross) — FTE	886,933	43,028	4.85%	883,721	42,363	4.79%	855,313	49,099	5.74%

Total earning assets	$1,227,107	$48,817	3.98%	$1,123,587	$48,749	4.34%	$1,065,448	$57,487	5.40%
Non-earning assets	89,564			83,573			63,335

Total assets	$1,316,671			$1,207,160			$1,128,783

Liabilities:
Interest bearing DDA	$205,541	$474	0.23%	$160,233	$600	0.37%	$116,999	$1,206	1.03%
Savings	514,703	2,903	0.56%	472,181	3,448	0.73%	495,956	9,698	1.96%
CD’s under $100	66,974	1,156	1.73%	63,609	1,665	2.62%	66,256	2,547	3.84%
CD’s over $100	114,953	2,005	1.74%	129,325	3,160	2.44%	101,008	3,806	3.77%
Individual retirement accounts	22,666	464	2.05%	19,980	554	2.77%	18,737	722	3.85%
Repurchase agreements and other secured short term borrowings	84,048	289	0.34%	68,742	182	0.26%	57,125	544	0.95%
FHLB advances	—	—	—	—	—	—	7,336	193	2.63%
Short-term debt	3,656	183	5.01%	4,200	121	2.88%	586	16	2.73%
Subordinated debt	5,000	80	1.60%	5,000	108	2.16%	5,000	242	4.84%
Long term debt	13,918	1,475	10.60%	13,918	1,475	10.60%	13,918	1,475	10.60%

Total interest bearing liabilities	$1,031,459	$9,029	0.88%	$937,188	$11,313	1.21%	$882,921	$20,449	2.32%
Non-interest bearing liabilities	202,808			188,594			167,121
Other liabilities	6,181			8,034			7,921

Total liabilities	$1,240,448			$1,133,816			$1,057,963
Equity	76,223			73,344			70,820

Total liabilities & equity	$1,316,671			$1,207,160			$1,128,783

Recap:
Interest income — FTE		$48,817	3.98%		$48,749	4.34%		$57,487	5.40%
Interest expense		9,029	0.88%		$11,313	1.21%		$20,449	2.32%

Net interest income/spread — FTE		$39,788	3.10%		$37,436	3.13%		$37,038	3.08%

Contribution of non-interest bearing funds			0.14%			0.20%			0.40%

Net interest margin — FTE			3.24%			3.33%			3.48%

Notes to the average balance and interest rate tables:
•	Average balances are computed using daily actual balances.
•	The average loan balance includes loans held for sale, non-accrual loans and the interest recognized prior to becoming non-accrual is reflected in the interest income for loans.
•	Interest income on loans includes loan costs net of loan fees, of $(730) thousand, $(645) thousand, and $(713) thousand, for the years ended December 31, 2010, 2009, and 2008, respectively.

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

•
Interest income on a fully taxable equivalent basis includes the additional amount of interest income that would have been earned on tax exempt loans and if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income. Interest income on tax exempt loans and municipal securities has been calculated on a fully taxable equivalent basis using a federal and state income tax blended rate of 40%. The appropriate tax equivalent adjustments to interest income on loans was $557 thousand, $146 thousand, and $111 thousand for the years ended December 31, 2010; 2009, and 2008, respectively. The appropriate tax equivalent adjustments to interest income on municipal securities was $1.1 million, $1.1 million, and $999 thousand, for the years ended December 31, 2010, 2009, and 2008, respectively.

•
Management believes the disclosure of the fully taxable equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in the Corporation’s results of operations. This adjustment is considered helpful in the comparison of a financial institution’s net interest income to that of another institution, as each will have a different proportion of tax-exempt interest from their earning asset portfolios.

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
Net Interest Income Changes Due to Volume and Rates (dollars in thousands):

	2010 Changes from 2009			2009 Changes from 2008
	Net	Due to	Due to	Net	Due to	Due to
	Change	Rate	Volume	Change	Rate	Volume
Interest earning assets:
Interest bearing due from banks	$161	$(1)	$162	$(278)	$(781)	$503
Reverse repurchase agreements	—	—	—	(148)	—	(148)
Federal funds	21	4	17	(701)	(354)	(347)
Non taxable investment securities — FTE	60	34	26	94	44	50
Taxable investment securities	(839)	(1,621)	782	(969)	(600)	(369)
Loans (gross) — FTE	665	511	154	(6,736)	(8,322)	1,586

TOTAL	$68	$(1,073)	$1,141	$(8,738)	$(10,013)	$1,275

Interest bearing liabilities:
Interest bearing DDA	$(126)	$(268)	$142	$(606)	$(947)	$341
Savings deposits	(545)	(835)	290	(6,250)	(5,806)	(444)
CDs under $100	(509)	(593)	84	(882)	(784)	(98)
CDs over $100	(1,155)	(832)	(323)	(646)	(1,547)	901
Individual retirement accounts	(90)	(158)	68	(168)	(213)	45
Repurchase agreements and other short-term secured borrowings	107	61	46	(362)	(455)	93
FHLB advances	—	—	—	(193)	—	(193)
Short-term debt	62	79	(17)	105	1	104
Subordinated debt	(28)	(28)	—	(134)	(134)	—

TOTAL	$(2,284)	$(2,574)	$290	$(9,136)	$(9,885)	$749

Net change in net interest income	$2,352	$1,501	$851	$398	$(128)	$526

Note:
Due to rate increase was calculated by taking the change in the rate times the prior year balance. Due to volume increase was calculated by taking the change in average balance times the prior year rate.

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
The following table details the components of loan loss reserve as of December 31, (dollars in thousands):

	2010	2009	2008	2007	2006
Beginning of Period	$13,716	$12,847	$9,453	$8,513	$8,346
Provision for loan losses	4,279	11,905	7,400	904	1,086

Chargeoffs
Commercial & industrial	1,437	2,603	1,697	228	1,094
Commercial real estate	1,363	6,150	1,126	—	191
Construction	—	1,710	49	—	—
Residential	252	864	1,360	600	121
Consumer	36	21	64	50	51
Credit cards	61	84	97	4	28

	3,149	11,432	4,393	882	1,485

Recoveries
Commercial & industrial	119	343	187	814	412
Commercial real estate	5	—	—	—	—
Residential	152	20	174	67	154
Consumer	2	—	1	6	—
Credit cards	10	33	25	31	—

	288	396	387	918	566

End of Period	$15,134	$13,716	$12,847	$9,453	$8,513

Allowance as a % of Loans	1.68%	1.59%	1.42%	1.14%	1.14%
2010 compared with 2009
The provision for loan losses was $4.3 million for 2010 compared to $11.9 million for 2009. The decrease in the provision for loan losses for 2010 as compared to 2009 is due to an overall improvement in loan quality. Contributing to the decrease for 2010 compared to 2009 is a decrease in chargeoffs relating to commercial real estate, construction, and commercial and industrial loans. Management does not believe that these chargeoffs are indicative of systematic problems with the loan portfolio. Based on management’s risk assessment and evaluation of the probable incurred losses of the loan portfolio, management believes that the current allowance for loan losses is adequate to provide for probable incurred losses in the loan portfolio at December 31, 2010.
2009 compared with 2008
The provision for loan losses was $11.9 million for 2009 compared to $7.4 million for 2008. The increase in the provision for loan losses for 2009 as compared to 2008 is due to increased charge offs and a higher level of special mention and classified loans as compared to the same period in 2008 due to the overall decline in the economy and the sharp decline in real estate values. These chargeoffs relate to specific commercial loans, commercial real estate loans, and construction loans. Management does not believe that these chargeoffs are indicative of systematic problems with the loan portfolio. Based on management’s risk assessment and evaluation of the probable incurred losses of the loan portfolio, management believes that the current allowance for loan losses is adequate to provide for probable incurred losses in the loan portfolio at December 31, 2009.

Other Operating Income
The following table details the components of other operating income for the years ended December 31, (dollars in thousands):

	2010	2009	$ Change	% Change
Wealth management fees	$5,377	$4,917	$460	9.4%
Service charges and fees on deposit accounts	3,011	3,113	(102)	-3.3%
Rental income	272	321	(49)	-15.3%
Mortgage banking income	2,184	1,576	608	38.6%
Interchange income	1,263	1,007	256	25.4%
Net loss on sale of securities	(5)	—	(5)	100.0%
Other	2,146	1,969	177	9.0%

Total other operating income	$14,248	$12,903	$1,345	10.4%

2010 compared with 2009
Other operating income increased for 2010 compared to 2009. There are several factors that contribute to the overall increase.
Wealth Management fees increased for 2010 compared to 2009. The increase is attributable to the overall increase in the stock market, estate fees, and tax preparation fees. Partially offsetting the increase is a decrease in Dreyfus money market funds.
Service charges and fees on deposit accounts decreased for 2010 compared to 2009. The decrease is primarily attributable to a decrease in service charges collected for DDA business and non-profit accounts due to a higher earnings credit rate in 2010 compared to 2009 and a decrease in overdraft and NSF fees. The decrease is partially offset by an increase in wire transfer fees.
Building rental income decreased for 2010 compared to 2009. This was due to the Bank occupying more space at the 4930 North Pennsylvania Street and 107 North Pennsylvania Street locations thus reducing the space available for tenants.
Mortgage banking income increased for 2010 compared to 2009. The increase for 2010 compared to 2009 is due to an increase in the net gain on the sale of mortgage loans. A net gain on the sale of mortgage loans of $2.3 million was recorded for 2010, as compared to a net gain on the sale of mortgage loans of $1.6 million for 2009. The increase in the net gain on sale of mortgage loans is due to an increase in the volume of loans originated period over period. For 2010, origination of loans held for sale was $88.8 million. For 2009, origination of loans held for sale was $69.7 million. Also, contributing to the increase was the sale of residential mortgages that were previously originated so that the Corporation could shorten the duration of earning assets.
Offsetting this increase was a write down of the fair value of MSRs of $527 thousand for 2010, as compared to a write down of $334 thousand for 2009.
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
Interchange income increased for 2010 compared to 2009. The increase is attributable to higher transaction volumes for debit cards and credit cards in 2010 compared to 2009.

Net loss on sale of securities increased for 2010 compared to 2009. There was one sale of a held-to-maturity municipal security during 2010. Since the municipal security has a non-rated issuer, a credit review of the municipality was conducted. As a result of the review, it was determined that the investment was no longer considered a pass asset and thus below investment grade. Per investment policy, the Corporation is prohibited from holding any securities below investment grade.
Other income increased for 2010 compared to 2009. The increase is primarily due to an increase in other real estate rental income, prepayment penalties collected, and Mastercard/Visa merchant fees. The increase is partially offset by a decrease in bank owned life insurance income, letter of credit fees, Dreyfus money market funds sweep fees, late fee income, and income collected for a swap fee.
The following table details the components of other operating income for the years ended December 31, (dollars in thousands):

	2009	2008	$ Change	% Change
Wealth management fees	$4,917	$5,048	$(131)	-2.6%
Service charges and fees on deposit accounts	3,113	2,484	629	25.3%
Rental income	321	575	(254)	-44.2%
Mortgage banking income	1,576	62	1,514	2,441.9%
Interchange income	1,007	877	130	14.8%
Other	1,969	2,158	(189)	-8.8%

Total other operating income	$12,903	$11,204	$1,699	15.2%

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
Mortgage banking income increased for 2009 compared to 2008. The increase for 2009 compared to 2008 is due to an increase in the net gain on the sale of mortgage loans. A net gain on the sale of mortgage loans of $1.6 million was recorded for 2009, as compared to a net gain on the sale of mortgage loans of $499 thousand for 2008. The increase in the net gain on sale of mortgage loans is due to an increase in the volume of loans originated. For 2009, origination of loans held for sale was $69.7 million. For 2008, origination of loans held for sale was $38.5 million. Also, contributing to the increase was the opportunity to sell residential mortgages that were previously originated at lower interest rates due to a drop in interest rates period over period. Additionally, the Corporation recorded a write down of the fair value of MSRs of $334 thousand for 2009, as compared to a write down of $715 thousand for 2008.
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

Other Operating Expenses
The following table details the components of other operating expenses for the years ended December 31, (dollars in thousands):

	2010	2009	$ Change	% Change
Salaries, wages and employee benefits	$24,859	$21,332	$3,527	16.5%
Occupancy	2,556	2,441	115	4.7%
Furniture and equipment	1,220	1,359	(139)	-10.2%
Professional services	2,148	1,873	275	14.7%
Data processing	3,014	2,752	262	9.5%
Business development	1,610	1,531	79	5.2%
FDIC Insurance	2,101	2,142	(41)	-1.9%
Non performing assets	2,100	1,383	717	51.8%
Other	3,914	3,541	373	10.5%

Total other operating expenses	$43,522	$38,354	$5,168	13.5%

2010 compared with 2009
Other operating expenses increased for 2010 compared to 2009. There are several factors that contribute to the overall increase.
Salaries, wages, and employee benefits increased for 2010 compared to 2009. The increase is the result of increased salary expense, employer FICA expense, performance bonus, deferred compensation, 401K expense, and security guard. At the beginning of 2010 rates for group medical and dental benefits increased as compared to 2009. There was an increase in the number of employees to 267 full-time equivalents in 2010 from 261 full-time equivalents in 2009. The increase is partially offset by a decrease in group life insurance, training expense, and direct loan origination costs.
Occupancy expense increased for 2010 compared to 2009. The increase is due to an increase in building and improvements depreciation expense due to the opening of the banking center located at 11701 Olio Road in December 2009. Also contributing to this increase is an increase in rent expense at the disaster location, building and property repairs and maintenance, management fees, utilities, and snow removal. The increase is partially offset by a decrease in real estate taxes, building operating costs, supplies, and leasehold improvements depreciation expense due to assets being fully depreciated.
Furniture and equipment expense decreased for 2010 compared to 2009. This decrease is due to a decrease in depreciation for furniture, fixture, and equipment due to older assets being fully depreciated. Also contributing to the decrease was a decrease in furniture, fixture, and equipment maintenance contracts and repair expense.
Professional services expense increased for 2010 compared to 2009. The increase is due to an increase in consulting fees, design services, extended audit services, accounting fees, and attorney fees. The increase is partially offset by a decrease in courier service and advertising agency fees.
Data processing expenses increased for 2010 compared to 2009. The increase is due to an increase in bill payment services, ATM/debit cards, credit cards, fiduciary income tax preparation for Wealth Management accounts, transaction processing fees and mutual fund expense for Wealth Management accounts, computer software, and software maintenance. The increase is partially offset by a decrease in service bureau fees related to activity by the Bank.
Business development expenses increased for 2010 compared to 2009. The increase is due to an increase in customer relations`, customer entertainment, sales and product literature, customer promotions and premium items, market research, and public relations. The increase is partially offset by a decrease in grand opening expense.
FDIC insurance expense decreased for 2010 compared to 2009. The decrease is due to a special assessment of $557 thousand that was expensed during the second quarter of 2009 and is partially offset by higher assessment rates in 2010.

Non-performing assets expenses increased for 2010 compared to 2009. This increase is due to an increase in the write down of the carrying value of other real estate owned and classified loan expense. Also contributing to the increase is an increase in real estate taxes, lawn maintenance, and appraisal fees related to other real estate owned by the Corporation. The increase is partially offset by gains on the sale of other real estate.
Other expenses increased for 2010 compared to 2009. The increase is due to the Corporation recording a reserve as a result of a wire transfer inadvertently sent to the wrong beneficiary. During 2011, the Corporation collected the remaining misappropriated funds. Also contributing to the increase was an increase in office supplies, stationery and printing, telephone service, ATM surcharges refunded, personal property taxes, charitable contributions, board fees, Comptroller of the Currency assessment, Wealth Management client adjustments, and debit card losses. The increase is partially offset by a decrease in documents and forms, armored transportation, loan collection expense, loan appraisals, correspondent bank charges, check losses, credit card losses, and postage expense.
The following table details the components of other operating expenses for the years ended December 31, (dollars in thousands):

	2009	2008	$ Change	% Change
Salaries, wages and employee benefits	$21,332	$19,172	$2,160	11.3%
Occupancy	2,441	2,081	360	17.3%
Furniture and equipment	1,359	1,428	(69)	-4.8%
Professional services	1,873	1,971	(98)	-5.0%
Data processing	2,752	2,514	238	9.5%
Business development	1,531	1,526	5	0.3%
FDIC Insurance	2,142	918	1,224	133.3%
Non performing assets	1,383	149	1,234	828.2%
Other	3,541	4,947	(1,406)	-28.4%

Total other operating expenses	$38,354	$34,706	$3,648	10.5%

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
Tax (Benefit)/Expense
The Corporation applies a federal income tax rate of 34% and a state tax rate of 8.5%, in the computation of tax expense or benefit. The provision for income taxes consisted of the following for the years ended December 31, (dollars in thousands):

	2010	2009	2008
Current tax expense	$2,382	$(405)	$3,155
Deferred tax benefit	(1,620)	(845)	(1,913)

	$762	$(1,250)	$1,242

The statutory rate reconciliation is as follows for the years ended December 31, (dollars in thousands):

	2010	2009	2008
Income (loss) before federal and state income tax	$4,548	$(1,138)	$5,026

Tax expense (benefit) at federal statutory rate	$1,546	$(387)	$1,709
Increase (decrease) in taxes resulting from:
State income tax	148	(92)	203
Tax exempt interest	(937)	(716)	(685)
Bank owned life insurance	(133)	(139)	(153)
Customer entertainment	95	92	86
Other	43	(8)	82

Total income tax (benefit)	$762	$(1,250)	$1,242

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

The components of the Corporation’s net deferred tax assets in the consolidated balance sheet as of December 31, are as follows (dollars in thousands):

	2010	2009
Deferred tax assets:
Allowance for loan losses	$5,919	$5,364
Equity based compensation	2,594	1,841
Other real estate owned	645	228
Accrued contingencies	391	391
Other	786	465

Total deferred tax assets	10,335	8,289
Deferred tax liabilities:
Mortgage servicing rights	(635)	(570)
Net unrealized gain on securities	(211)	—
Other	(949)	(586)

Total deferred tax liabilities	(1,795)	(1,156)

Net deferred tax assets	$8,540	$7,133

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
The Corporation has many sources of funds available, they include: cash and due from Federal Reserve, overnight federal funds sold, investments available for sale, maturity of investments held for sale, deposits, Federal Home Loan Bank (“FHLB”) advances, and issuance of debt. During 2010 and 2009, deposits were the most significant source of funds while purchases of investment securities available for sale and held to maturity were the most significant use of funds. During 2008, issuance of short-term debt provided the most significant funding source while loans were the most significant use of funds.
On June 29, 2007, the Corporation entered into a $5.0 million revolving loan agreement with U.S. Bank, which matured on June 27, 2009, and was renewed and matured on August 31, 2009. The revolving line of credit was used to provide additional liquidity support to the Corporation, if needed. On September 5, 2008, and December 11, 2008, the Corporation drew $1.3 million and $2.9 million, respectively, on the revolving loan agreement with U.S. Bank.

On August 31, 2009, U.S. Bank renewed the revolving line of credit which matured on August 31, 2010. As part of the renewal of the revolving line of credit, U.S. Bank reduced the maximum principal amount from $5.0 million to $2.0 million. At that time, there was an outstanding balance of $4.2 million, of which $3.0 million was moved to a separate one-year term facility with principal payments of $62 thousand and interest payments due quarterly. The revolving line of credit and one-year term facility were renewed and will now mature on August 31, 2011. Under the terms of the one-year term facility, the Corporation pays prime plus 1.25% which equated to 4.50% at December 31, 2010, and had an outstanding balance of $2.7 million.
Under the terms of the revolving loan agreement, the Corporation paid prime minus 1.25% which equated to 2.00% through August 31, 2009, and interest payments were due quarterly. Beginning September 1, 2009, the Corporation began paying prime plus 1.25% which equated to 4.50% at December 31, 2010. In addition, beginning October 1, 2009, U.S. Bank assessed a 0.25% fee on the unused portion of the revolving line of credit. On December 8, 2010, the Corporation paid off the revolving line of credit and can borrow up to $2.0 million.
All of the U.S. Bank agreements contain various financial and non-financial covenants. As of December 31, 2010, the Corporation was in compliance with all covenants.
Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as available for sale, and maturing loans. Due from the Federal Reserve represented the Corporation’s primary source of immediate liquidity and averaged approximately $155.5 million for the year ended December 31, 2010. During 2009, Due from the Federal Reserve represented the Corporation’s primary source of liquidity and averaged approximately $91.3 million. During 2008, federal funds sold represented the Corporation’s primary source of liquidity and averaged approximately $31.5 million. The Corporation believes these balances are maintained at a level adequate to meet immediate needs. Reverse repurchase agreements may serve as a source of liquidity, but are primarily used as collateral for customer balances in overnight repurchase agreements. Maturities in the Corporation’s loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.
The Corporation’s management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation’s liquidity position.
The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At December 31, 2010, the Corporation’s rate sensitive liabilities exceeded rate sensitive assets due within one year by $105.7 million. At December 31, 2009, the Corporation’s rate sensitive liabilities exceeded rate sensitive assets due within one year by $60.8 million.
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

All mortgage-related securities must pass the FFIEC stress test. This stress test determines if price volatility under a 200 basis point interest rate shock for each security exceeds a benchmark 30 year mortgage-backed security. If the security fails the test, it is considered high risk and the Bank will not purchase it. All mortgage-related securities purchased and included in the investment portfolio will be subject to the FFIEC test as of December 31 each year to determine if they have become high risk holdings. If a mortgage-related security becomes high risk, it will be evaluated by the Bank’s Investment Committee to determine if the security should be liquidated. At December 31, 2010, the Bank held three high risk mortgage-related securities. At December 31, 2009, the Bank did not hold any high risk mortgage-related securities.
The Bank’s investment portfolio also consists of bank-qualified municipal securities. Municipal securities purchased are limited to the first four (4) investment grades of the rating agencies. The grade is reviewed each December 31 to verify that the grade has not deteriorated below the first four (4) investment grades. The Bank may purchase non-rated general obligation municipals, but the credit strength of the municipality must be evaluated by the Bank’s Credit Department. At December 31, 2010, the Corporation held four municipal debt securities that have no underlying rating. Credit reviews of the municipalities have been conducted. As a result, it was determined that these four non-rated debt securities would be rated a “pass” asset and thus classified as an investment grade security. Generally, municipal securities from each issuer will be limited to $2 million, never to exceed 10% of the Bank’s tier 1 capital and will not have a stated final maturity date of greater than fifteen (15) years.
The fully taxable equivalent (“FTE”) average yield on the Bank’s investment portfolio is as follows for the years ended December 31,

	2010	2009	2008
U.S. Treasuries	0.19%	1.09%	3.59%
U.S. Government agencies	1.47%	3.42%	4.32%
Collateralized mortgage obligations	2.63%	3.28%	3.46%
Municipals	5.66%	5.60%	5.52%
Other securities	0.31%	0.39%	2.78%
With the exception of securities of the U.S. Government and its agencies, the Corporation had no other securities with a book or market value greater than 10% of shareholders’ equity as of December 31, 2010, 2009, and 2008.

The following is a summary of available-for-sale and held-to-maturity securities as of December 31, (dollars in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
2010	Cost	Gain	(Loss)	Value
Available-for-sale
U.S. Treasury securities	$8,700	$—	$—	$8,700
U.S. Government agencies	66,444	535	(2)	66,977

Total available-for-sale	$75,144	$535	$(2)	$75,677

		Gross	Gross	Estimated
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gain	(Loss)	Value
Held-to-maturity
Municipal securities	55,429	2,121	(115)	57,435
Collateralized mortgage obligations, residential	57,569	714	(139)	58,144
Mortgage backed securities, residential	1,528	45	—	1,573
Other securities	150	—	—	150

Total Held-to-maturity	$114,676	$2,880	$(254)	$117,302

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
2009	Cost	Gain	(Loss)	Value
Available-for-sale
U.S. Treasury securities	$506	$—	$—	$506
U.S. Government agencies	66,795	97	(102)	66,790

Total available-for-sale	$67,301	$97	$(102)	$67,296

		Gross	Gross	Estimated
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gain	(Loss)	Value
Held-to-maturity
Municipal securities	$54,913	$1,805	$(47)	$56,671
Collateralized mortgage obligations, residential	30,124	29	(232)	29,921
Mortgage backed securities, residential	9,735	111	—	9,846
Other securities	150	—	—	150

Total Held-to-maturity	$94,922	$1,945	$(279)	$96,588

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
2008	Cost	Gain	(Loss)	Value
Available-for-sale
U.S. Treasury securities	$494	$5	$—	$499
U.S. Government agencies	55,109	1,369	—	56,478

Total available-for-sale	$55,603	$1,374	$—	$56,977

		Gross	Gross	Estimated
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gain	(Loss)	Value
Held-to-maturity
Municipal securities	$56,874	$213	$(800)	$56,287
Collateralized mortgage obligations, residential	8,825	12	—	8,837
Mortgage backed securities, residential	17,693	45	(66)	17,672
Other securities	175	—	—	175

Total Held-to-maturity	$83,567	$270	$(866)	$82,971

There was one sale of a held-to-maturity municipal security with a net carrying amount of $483 thousand that was sold for a loss of $5 thousand during 2010. Since the security had a non-rated issuer, a credit review of the municipality was conducted. As a result of this review, it was determined that the investment was no longer considered a pass asset and thus below investment grade. Per investment policy, the Corporation is prohibited from holding any securities below investment grade. There were no sales of securities during 2009 or 2008.
In determining other-than-temporary impairment (OTTI) for debt securities, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Corporation has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.
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
As of December 31, 2010, the Corporation held 24 investments of which the amortized cost was greater than fair value. The Corporation has no securities in which OTTI has been recorded. Management does not believe any individual unrealized loss as of December 31, 2010, represents an other than temporary impairment. The Corporation does not intend to sell these securities and it is not more likely than not that the Corporation will be required to sell these securities prior to their anticipated recovery to amortized cost.
The unrealized losses for investments classified as available-for-sale are attributable to changes in interest rates and individually are 0.02% or less of the respective amortized costs. The largest unrealized loss relates to one security issued by the Federal Home Loan Bank. Given this investment is backed by the U.S. Government and its agencies, there is minimal credit risk at this time.
The unrealized losses for investments classified as held-to-maturity are attributable to changes in interest rates and/or economic environment and individually were 2.75% or less of their respective amortized costs. The unrealized losses relate primarily to residential collateralized mortgage obligations and securities issued by various municipalities. The residential collateralized mortgage obligations were purchased in June and October 2010. There has been an increase in long-term interest rates from the time of the investment purchase and December 31, 2010, which affects the fair value of residential collateralized mortgage obligations. All residential collateralized mortgage obligations are backed by the U.S. Government and its agencies and represent minimal credit risk at this time. The unrealized losses on securities issued by various municipalities were mainly purchased during the second quarter of 2010. The largest unrealized loss relates to one municipal that was purchased April 2010. The credit rating of the individual municipalities is assessed monthly. As of December 31, 2010, all but four of the municipal debt securities were rated BBB or better (as a result of insurance of the underlying rating on the bond). The four municipal debt securities have no underlying rating. Credit reviews of the municipalities have been conducted. As a result, we have determined that all of our non-rated debt securities would be rated a “pass” asset and thus classified as an investment grade security. All interest payments are current for all municipal securities and management expects all to be collected in accordance with contractual terms.

The following table shows the carrying value and weighted-average yield of investment securities at December 31, 2010, by contractual maturity. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call and/or prepay obligations prior to maturity. Collateralized mortgage obligations and mortgage backed securities are allocated based on the average life at December 31, 2010, (dollars in thousands).

	Available-for-Sale Securities
					Weighted-
	Within	1 to 5	5 to 15		Average
	1 Year	Years	Years	Total	Yield
U.S. Treasury securities	$8,700	$—	$—	$8,700	0.13%
U.S. Government agencies	18,101	48,876	—	66,977	1.13%

Fair value	$26,801	$48,876	$—	$75,677

Weighted-average yield	0.79%	1.14%		1.02%

	Held-to-Maturity Securities
					Weighted-
	Within	1 to 5	5 to 15		Average
	1 Year	Years	Years	Total	Yield
Municipals — FTE	$4,632	$27,813	$22,984	$55,429	5.71%
Collateralized mortgage obligations, residential	15,116	29,808	12,645	57,569	3.99%
Mortgage backed securities, residential	475	1,053	—	1,528	3.98%
Other securities	50	100	—	150	3.70%

Amortized cost	$20,273	$58,774	$35,629	$114,676

Weighted-average yield — FTE	4.26%	4.88%	5.04%	4.82%
Investment securities with a carrying value of approximately $103 million and $83 million at December 31, 2010, and 2009, respectively, were pledged as collateral for Wealth Management accounts and securities sold under agreements to repurchase.
As part of managing liquidity, the Corporation monitors its loan to deposit ratio on a daily basis. At December 31, 2010, the ratio was 72.7 percent and as of December 31, 2009, the ratio was 82.1 percent, which is within the Corporation’s acceptable range.
The following table shows the composition of the Bank’s loan portfolio, including unamortized deferred costs net of fees, as of December 31, (dollars in thousands):

	2010		2009		2008		2007		2006
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
TYPES OF LOANS
Commercial & industrial	$287,543	31.9%	$294,884	34.1%	$307,409	34.0%	$279,109	33.6%	$253,745	33.9%
Commercial real estate	289,013	32.1%	232,840	27.0%	217,445	24.0%	175,027	21.1%	164,256	22.1%
Construction	44,615	4.9%	75,615	8.8%	83,822	9.3%	82,581	9.9%	57,083	7.7%
Residential	258,963	28.8%	241,592	28.0%	260,354	28.8%	243,015	29.3%	217,170	29.2%
Consumer	15,769	1.8%	14,968	1.7%	31,833	3.5%	47,550	5.7%	49,575	6.7%
Credit cards	4,429	0.5%	3,939	0.4%	3,344	0.4%	3,046	0.4%	2,709	0.4%

Total — Gross	$900,332	100.0%	$863,838	100.0%	$904,207	100.0%	$830,328	100.0%	$744,538	100.0%

Allowance	(15,134)		(13,716)		(12,847)		(9,453)		(8,513)

Total — Net	$885,198		$850,122		$891,360		$820,875		$736,025

The following table shows the composition of the commercial and industrial loan category, including unamortized deferred costs net of fees, by industry type as of December 31, (dollars in thousands):

	2010		2009		2008		2007		2006
Type	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Agriculture, Forestry & Fishing	$565	0.2%	$358	0.1%	$369	0.1%	$307	0.1%	$355	0.1%
Mining	5,259	1.8%	5,169	1.8%	6,947	2.3%	5,136	1.8%	5,123	2.0%
Utilities	—	0.0%	25	0.0%	31	0.0%	28	0.0%	—	0.0%
Construction	10,338	3.6%	7,594	2.6%	14,417	4.7%	10,885	3.9%	9,367	3.7%
Manufacturing	33,750	11.7%	41,799	14.2%	38,979	12.7%	43,067	15.4%	46,982	18.5%
Wholesale Trade	38,352	13.3%	38,603	13.1%	37,627	12.2%	40,889	14.6%	30,421	12.0%
Retail Trade	10,664	3.7%	6,892	2.3%	6,025	2.0%	7,257	2.6%	7,090	2.8%
Transportation	16,302	5.7%	17,482	5.9%	18,045	5.9%	16,635	6.0%	9,617	3.8%
Information	797	0.3%	733	0.3%	123	0.0%	140	0.0%	606	0.2%
Finance & Insurance	6,099	2.1%	10,957	3.7%	10,667	3.5%	6,866	2.5%	5,050	2.0%
Real Estate and Rental & Leasing	47,173	16.4%	53,477	18.1%	58,624	18.9%	44,657	16.0%	52,833	20.8%
Professional, Scientific & Technical Services	31,837	11.1%	31,544	10.7%	39,809	13.0%	37,345	13.4%	30,146	11.9%
Management of Companies & Enterprises	388	0.1%	1,792	0.6%	2,521	0.8%	2,652	1.0%	3,928	1.6%
Administrative and Support, Waste Management & Remediation Services	5,028	1.8%	1,848	0.6%	2,367	0.8%	2,428	0.9%	2,453	1.0%
Educational Services	3,867	1.3%	3,355	1.1%	4,919	1.6%	4,270	1.5%	5,160	2.0%
Health Care & Social Assistance	21,268	7.4%	30,030	10.2%	32,063	10.4%	26,264	9.4%	25,160	9.9%
Arts, Entertainment & Recreation	2,145	0.8%	2,705	0.9%	3,013	1.0%	2,093	0.8%	1,678	0.7%
Accommodation & Food Services	3,556	1.2%	3,112	1.1%	3,627	1.2%	3,908	1.4%	6,777	2.7%
Other Services	40,158	14.0%	37,409	12.7%	27,236	8.9%	24,282	8.7%	10,999	4.3%
Public Administration	9,997	3.5%	—	0.0%	—	0.0%	—	0.0%	—	0.0%

	$287,543	100.0%	$294,884	100.0%	$307,409	100.0%	$279,109	100.0%	$253,745	100.0%

The following table shows the composition of the Bank’s deposit portfolio as of December 31, (dollars in thousands):

	2010		2009		2008
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
TYPES OF DEPOSITS
Demand	$221,129	21.2%	$192,705	22.9%	$178,656	23.7%
MMDA/Savings	821,345	78.8%	650,353	77.1%	573,679	76.3%

Total Demand Deposits	1,042,474	100.0%	843,058	100.0%	752,335	100.0%

CDs < $100,000	72,665	37.0%	62,769	30.0%	63,590	29.8%
CDs > $100,000	101,564	51.7%	124,085	59.4%	131,426	61.5%
Individual Retirement Accounts	22,137	11.3%	22,153	10.6%	18,615	8.7%

Total Certificates of Deposit	196,366	100.0%	209,007	100.0%	213,631	100.0%

Total Deposits	$1,238,840		$1,052,065		$965,966

The following table (dollars in thousands) illustrates the projected maturities and the repricing mechanisms of the major asset/liabilities categories of the Corporation as of December 31, 2010, based on certain assumptions. Prepayment rate assumptions have been made for the residential loans secured by real estate portfolio. Maturity and repricing dates for investments have been projected by applying the assumptions set forth below to contractual maturity and repricing dates. A 12% run off assumption is used for Demand Deposits.
Of the $46.1 million Jumbo CDs maturing in 0-180 days, $33.4 million will mature in three months or less.

							Non-
	0 - 180	181 - 365	1 - 2	2 - 3	3 -5	5 +	interest
	days	days	years	years	years	years	Earning	Total
Interest Earning Assets:
Interest bearing due from banks	$252,266	—	—	—	—	—	—	$252,266
Reverse repurchase agreements	1,000							1,000
Federal funds sold	16,109							16,109
Investments	33,075	13,999	58,981	9,476	39,193	35,629	—	190,353
Loans held for sale	1,424	—	—	—	—	—	—	1,424
Loans
Commercial & Industrial
Fixed	18,815	10,244	10,904	4,999	6,044	12,829	745	64,580
Variable	211,641	8,598	40	25	—	—	2,822	223,126
Construction	41,795	36	43	347	999	168	1,251	44,639
Commercial Loans Secured by Real Estate
Fixed	14,614	5,947	13,753	18,546	34,836	31,606	1,093	120,395
Variable	161,059	251	653	1,105	4,840	—	983	168,891
Residential Loans Secured by Real Estate
Fixed	23,787	10,601	14,974	27,357	10,832	2,065	2,588	92,204
Variable	124,576	11,198	9,040	9,476	9,298	1,114	1,577	166,279
Other
Fixed	519	304	371	130	79	—	—	1,403
Variable	18,663	—	—	—	—	—	106	18,769
Federal reserve and FHLB stock	2,103	—	—	—	—	962	—	3,065

Total Interest Earning Assets	$921,446	$61,178	$108,759	$71,461	$106,121	$84,373	$11,165	$1,364,503

Non-Interest Earning Assets							76,890	76,890

Total Assets	$921,446	$61,178	$108,759	$71,461	$106,121	$84,373	$88,055	$1,441,393

Interest Bearing Liabilities:
Interest Bearing Demand	266,339	—	—	—	—	—	—	266,339
Savings Deposits	17,966	—	—	—	—	—	—	17,966
Money Market Accounts	537,040	—	—	—	—	—	—	537,040
Certificate of Deposits	29,541	36,826	10,009	4,245	3,303	3,602	—	87,526
Jumbo CDs	46,124	28,849	11,681	6,878	3,207	12,101	—	108,840
Repurchase agreements and other short-term secured borrowings	91,356	2,167	—	—	—	—	—	93,523
Short-term debt	126	2,562	—	—	—	—	—	2,688
Subordinated Debt	5,000	—	—	—	—	—	—	5,000
Company obligated mandatorily redeemable preferred capital securities of subsidiary trust holding solely the junior subordinated debentures of the parent company	—	—	—	—	—	13,918	—	13,918

Total Interest Bearing Liabilities	$1,005,677	$82,631	$44,040	$30,934	$39,635	$151,052	$—	1,353,969

Demand Deposits	$12,185	$12,227	$22,350	$19,811	$33,125	$121,431	$—	$221,129
Non-Interest Bearing Liabilities							8,067	8,067

Equity							79,357	79,357

Total Liabilities & Shareholders’ Equity	$1,005,677	$82,631	$44,040	$30,934	$39,635	$151,052	$87,424	$1,441,393

Interest Sensitivity Gap per Period	$(84,231)	$(21,453)	$64,719	$40,527	$66,486	$(66,679)	$631

Cumulative Interest Sensitivity Gap	$(84,231)	$(105,684)	$(40,965)	$(438)	$66,048	$(631)	$—

Interest Sensitivity Gap as a Percentage of Earning Assets	-6.22%	-1.59%	4.78%	2.99%	4.91%	-4.93%	0.05%

Cumulative Sensitivity Gap as a percentage of Earning Assets	-6.22%	-7.81%	-3.03%	-0.03%	4.88%	-0.05%	0.00%

Contractual Obligations
The following table (dollars in thousands) presents, as of December 31, 2010, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced notes to the Consolidated Financial Statements under Item 8 of this report.

	Note	Less than	One to	Three to	Over Five
	Reference	One Year	Two Years	Five Years	Years	Total
Deposits without a stated maturity(a)		$1,042,474	$—	$—	$—	$1,042,474
Consumer certificates of deposits(a)	9	141,341	32,813	6,510	15,702	196,366
Short term debt(a)	10	2,688	—	—	—	2,688
Repurchase agreements and other secured short-term borrowings(a)	10	93,523	—	—	—	93,523
Long-term debt(a)	10, 11	—	—	—	18,918	18,918
Operating leases (b)	7	411	832	668	774	2,685

(a)	Excludes Interest

(b)	The Corporation’s operating lease obligations represent rental payments for banking center offices.
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
Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the valuation of the mortgage servicing asset, the valuation of investment securities, foreclosed assets, and the determination of the allowance for loan losses to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.
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
Foreclosed Assets
Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Any excess recorded investment over the fair value of the property received is charged to the allowance for loan losses. The fair value of foreclosed assets is subject to fluctuations in appraised values which are affected by the local and national economy. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through non performing assets expense.
When the Corporation owns and operates these assets, it is exposed to risks inherent in the ownership of real estate. In addition to declines in the value of the property, there are expenditures associated with the ownership of real estate which are expensed after the Corporation acquires the property. These expenditures primarily include real estate taxes, insurance, and maintenance costs. These expenses may adversely affect the income since they may exceed the amount of rental income collected.
Allowance for Loan Losses
The allowance for loan losses is a valuation allowance for probable incurred credit losses. The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance for loan losses.

Management estimates the allowance balance required for each loan portfolio segment by using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.
Within the allowance, there are specific and general loss components. The specific loss component is assessed for non-homogeneous loans that management believes to be impaired. All loan classes are considered to be impaired when it is determined that the obligor will not pay all contractual principal and interest due or they become 90 days past due, unless the loan is both well secured and in the process of collection. For loans determined to be impaired, the loan’s carrying value is compared to its fair value using one of the following fair value measurement techniques: present value of expected future cash flows, observable market price, or fair value of the associated collateral less costs to sell. An allowance is established when the fair value is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on a three-year historical loss experience supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: changes in lending policies and procedures; effects of changes in risk selection and underwriting standards; national and local economic trends and conditions; trends in nature, volume, and growth rate of loans; experience, ability, and depth of lending management and other relevant staff; levels of and trends in past due and classified loans; collateral valuations in the market for collateral dependent loans; effects of changes in credit concentrations; and competition, legal, and regulatory factors. These loans are segregated by loan class and/or risk grade with an estimated loss ratio applied against each loan class and/or risk grade.
Loans for which the terms have been modified resulting in concessions and for which the borrower is experiencing financial difficulties are considered troubled debt restructuring and are classified as impaired. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Corporation determines the amount of the reserve in accordance with the accounting policy for the allowance for loan losses.
The following portfolio segments have been identified: commercial, residential, and consumer. Commercial credits and personal lines of credit are subject to the assignment of individual risk grades in accordance with the Corporation’s Loan Risk Rating Guidelines. These loans are individually graded as Pass, Special Mention, Substandard or Doubtful, with the “Pass” rating further subdivided into risk gradients. Residential loans (including home equity lines of credit) and consumer loans (excluding aforementioned personal lines of credit) are not generally individually graded; rather, these loans are treated as homogenous pools within each category. When included in these pools, these loans are assigned a “Pass” Risk Rating. These loans may be or may become individually graded based on a pledge of liquid collateral, delinquency status, identified changes in the borrower’s repayment capacity, or as a result of legal action.
It is the policy of the Corporation to promptly charge off any loan, or portion thereof, which is deemed to be uncollectible. This includes, but is not limited to, any loan rated “Loss” by the regulatory authorities. All impaired loan classes are considered on a case-by-case basis.
An assessment of the adequacy of the allowance is performed on a quarterly basis. Management believes the allowance for loan losses is maintained at a level that is adequate to absorb probable losses inherent in the loan portfolio.

The following table shows the dollar amount of the allowance for loan losses using management’s estimate by loan category as of December 31, (dollars in thousands):

	2010	2009	2008	2007	2006
Commercial & industrial	$3,870	$4,155	$5,113	$3,422	$3,870
Commercial real estate	5,257	3,836	2,378	1,724	1,529
Construction	2,588	2,443	1,650	1,381	448
Residential	2,400	3,003	3,332	2,445	2,165
Consumer	110	90	313	407	428
Credit cards	90	189	61	74	73
Unallocated reserve	819	—	—	—	—

Total	$15,134	$13,716	$12,847	$9,453	$8,513

Management considers the present allowance to be appropriate and adequate to cover losses inherent in the loan portfolio based on the current economic environment. However, future economic changes cannot be predicted. Deterioration in economic conditions could result in an increase in the risk characteristics of the loan portfolio and an increase in the provision for loan losses.
There was an overall increase in the allowance for loan losses at December 31, 2010, compared to December 31, 2009. The increase is due to an overall increase in the general component of the allowance for loan losses that covers non-impaired loans. The general component is based on a three-year historical loss experience. The 2010 loss experience replaced the 2007 loss experience. During 2010, there were net chargeoffs of $2.9 million compared to net recoveries of $36 thousand during 2007. There was also an increase in the unallocated reserve at December 31, 2010, compared to December 31, 2009. Management feels that the risk profile of the loan portfolio had not improved significantly and thought it was prudent to keep the unallocated reserve available for future losses.
Loans are placed on non-accrual status when significant doubt exists as to the collectability of principal and interest. Interest continues to legally accrue on these nonaccrual loans, but no income is recognized for financial statement purposes. Both principal and interest payments received on non-accrual loans are applied to the outstanding principal balance until the remaining balance is considered collectible, at which time interest income may be recognized when received.
The following table presents a summary of non accrual loans as of December 31, (dollars in thousands):

	2010		2009		2008		2007		2006
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Commercial & industrial	$3,567	31.9%	$3,422	22.7%	$3,429	39.1%	$316	5.5%	$4,754	66.5%
Commercial real estate	2,076	18.6%	8,040	53.2%	3,085	35.2%	2,025	35.2%	1,220	17.1%
Construction	1,251	11.2%	2,305	15.3%	—	0.0%	1,466	25.4%	—	0.0%
Residential	4,165	37.3%	1,332	8.8%	2,243	25.5%	1,851	32.1%	1,039	14.5%
Consumer	106	1.0%	—	0.0%	17	0.2%	104	1.8%	139	1.9%

Total	$11,165	100.0%	$15,099	100.0%	$8,774	100.0%	$5,762	100.0%	$7,152	100.0%

Loans 90 Days Past Due — Still Accruing	$5		$7		$4		$27		$33

Restructured due to troubled conditions of the borrower	$61		$—		$—		$—		$—

The following table presents a summary of non-performing loans as of December 31, (dollars in thousands):

	2010	2009	2008	2007	2006
Loan Type
Commercial and industrial
# of loans	26	11	25	4	9
Interest income recognized	$82	$37	$140	$34	$188
Additional interest income if loan had been accruing	$201	$180	$148	$62	$138

Commercial real estate
# of loans	6	8	5	3	1
Interest income recognized	$22	$354	$110	$51	$18
Additional interest income if loan had been accruing	$147	$146	$122	$127	$10

Construction
# of loans	1	3	—	1	—
Interest income recognized	$—	$178	$—	$105	$—
Additional interest income if loan had been accruing	$151	$13	$—	$10	$—

Residential
# of loans	27	27	17	15	23
Interest income recognized	$78	$48	$73	$47	$12
Additional interest income if loan had been accruing	$170	$65	$72	$72	$80

Consumer
# of loans	1	2	5	4	2
Interest income recognized	$46	$—	$1	$1	$—
Additional interest income if loan had been accruing	$1	$—	$1	$20	$21

Credit cards
# of loans	1	2	3	6	—
Interest income recognized	$—	$—	$—	$3	$—
Additional interest income if loan had been accruing	$—	$—	$—	$1	$—

Restructured loans	$61	$—	$—	$—	$—
Capital Resources
The Corporation has a $2 million revolving line of credit and a $3 million one-year term loan with U.S. Bank. See “Liquidity and Interest Rate Sensitivity” section on page 34 for further discussion.
On June 29, 2007, the Bank entered into a Subordinated Debenture Purchase Agreement with U.S. Bank in the amount of $5.0 million, which will mature on June 28, 2017. Under the terms of the Subordinated Debenture Purchase Agreement, the Bank pays 3-month London Interbank Offered Rate (LIBOR) plus 1.20% which equated to 1.51% at December 31, 2010. Interest payments are due quarterly
In September 2000, the Trust, which is wholly owned by the Corporation, issued $13.5 million of company obligated mandatorily redeemable capital securities. The proceeds from the issuance of the capital securities and the proceeds from the issuance of the common securities of $418 thousand were used by the Trust to purchase from the Corporation $13.9 million Fixed Rate Junior Subordinated Debentures. The capital securities mature September 7, 2030, or upon earlier redemption as provided by the Indenture. The Corporation has the right to redeem the capital securities, in whole or in part, but in all cases in a principal amount with integral multiples of $1 thousand on any March 7 or September 7 on or after September 7, 2010, at a premium of 105.3%, declining ratably to par on September 7, 2020. The capital securities and the debentures have a fixed interest rate of 10.60% and are guaranteed by the Bank. The net proceeds received by the Corporation from the sale of capital securities were used for general corporate purposes.

There were no FHLB advances outstanding as of December 31, 2010, and 2009.
The Bank may add indebtedness of this nature in the future if determined to be in the best interest of the Bank.
Repurchase agreements and other secured short-term borrowings consist of security repurchase agreements and a non deposit product secured with the Corporation’s municipal portfolio. The majority of the non deposit product generally matures within a year. Security repurchase agreements generally mature within one to three days from the transaction date. At December 31, 2010, and 2009, the weighted average interest rate on these borrowings was 0.34% and 0.25%, respectively. During 2010, the maximum amount outstanding at any month-end during the year was $101 million. Due to the fact that security repurchase agreements are a sweep product used by the Corporation’s corporate clients, there is not a large volatility in the average balances, because of the core deposit base. Balances in excess of this core deposit base are generally invested in overnight Federal Funds sold or at the Federal Reserve. Thus, liquidity is not materially affected.
Capital for the Bank is above well-capitalized regulatory requirements at December 31, 2010. Pertinent capital ratios for the Bank as of December 31, 2010, are as follows:

		Well	Adequately
	Actual	Capitalized	Capitalized
Tier 1 risk-based capital ratio	9.4%	6.0%	4.0%
Total risk-based capital ratio	11.2%	10.0%	8.0%
Leverage ratio	6.5%	5.0%	4.0%
Dividends from the Bank to the Corporation may not exceed the net undivided profits of the Bank (included in consolidated retained earnings) for the current calendar year and the two previous calendar years without prior approval from the Office of the Comptroller of the Currency. In addition, Federal banking laws limit the amount of loans the Bank may make to the Corporation, subject to certain collateral requirements. No loans were made from the Bank to the Corporation during 2010 or 2009. A dividend of $1.5 million and $1.4 million was declared and paid by the Bank to the Corporation during 2010 and 2009, respectively.
On November 20, 2008, the Board of Directors adopted a new three-year stock repurchase program for directors and employees. Under the new stock repurchase program, the Corporation may repurchase shares in individually negotiated transactions from time to time as such shares become available and spend up to $8 million to repurchase such shares over the three-year term. Subject to the $8 million limitation, the Corporation intends to purchase shares recently acquired by the selling shareholder pursuant to the exercise of stock options or the vesting of restricted stock, and limit its acquisition of shares which were not recently acquired by the selling shareholder pursuant to the exercise of stock options or the vesting of shares of restricted stock to no more than 10,000 shares per year. Under the new repurchase plan, the Corporation purchased 2,635 shares during 2010 and as of December 31, 2010, approximately $5.3 million is still available under the new repurchase plan. The stock repurchase program does not require the Corporation to acquire any specific number of shares and may be modified, suspended, extended or terminated by the Corporation at any time without prior notice. The repurchase program will terminate on December 31, 2011, unless earlier suspended or discontinued by the Corporation.
The amount and timing of shares repurchased under the repurchase program, as well as the specific price, will be determined by management after considering market conditions, company performance and other factors.
Recent Accounting Pronouncements and Developments
Note 2 to the Consolidated Financial Statements under Item 8 discusses new accounting policies adopted by the Corporation during 2010 and the expected impact of accounting policies. Note 2 also discusses recently issued or proposed new accounting policies but not yet required to be adopted and the impact of the accounting policies if known. To the extent the adoption of new accounting standards materially affects financial conditions; results of operations, or liquidity, the impacts if known are discussed in the applicable section(s) of notes to consolidated financial statements.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This discussion contains certain forward-looking statements that are subject to risks and uncertainties and includes information about possible or assumed future results of operations. Many possible events or factors could affect the Corporation’s future financial results and performance. This could cause results or performance to differ materially from those expressed in the Corporation’s forward-looking statements. Words such as “expects”, “anticipates”, “believes”, “estimates”, variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Readers should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this discussion. These statements are representative only on the date hereof.
The possible events or factors include, but are not limited to, the following matters. Loan growth is dependent on economic conditions, as well as various discretionary factors, such as decisions to sell or purchase certain loans or loan portfolios; participations of loans; retention of residential mortgage loans; the management of a borrower; industry, product and geographic concentrations and the mix of the loan portfolio. The rate of charge-offs and provision expense can be affected by local, regional and international economic and market conditions, concentrations of borrowers, industries, products and geographic locations, the mix of the loan portfolio and management’s judgments regarding the collectability of loans. Liquidity requirements may change as a result of fluctuations in assets and liabilities and off-balance sheet exposures, which will impact the Corporation’s capital and debt financing needs and the mix of funding sources. Decisions to purchase, hold or sell securities are also dependent on liquidity requirements and market volatility, as well as on- and off-balance sheet positions. Factors that may impact interest rate risk include local, regional and international economic conditions, levels, mix, maturities, yields or rates of assets and liabilities, and the wholesale and retail funding sources of the Bank. There is exposure to the potential of losses arising from adverse changes in market rates and prices which can adversely impact the value of financial products, including securities, loans, deposits, debt and derivative financial instruments, such as futures, forwards, swaps, options and other financial instruments with similar characteristics.
In addition, the banking industry in general is subject to various monetary and fiscal policies and regulations, which include those determined by the Federal Reserve Board, the OCC, and the Federal Deposit Insurance Corporation (“FDIC”), whose policies and regulations could affect the Corporation’s results. Other factors that may cause actual results to differ from the forward-looking statements include the following: competition with other local, regional and international banks, thrifts, credit unions and other non-bank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, investment companies and insurance companies, as well as other entities which offer financial services, located both within and outside the United States and through alternative delivery channels such as the World Wide Web; interest rate, market and monetary fluctuations; inflation; market volatility; general economic conditions and economic conditions in the geographic regions and industries in which the Corporation operates; introduction and acceptance of new banking-related products, services and enhancements; fee pricing strategies, mergers and acquisitions and the Corporation’s ability to manage these and other risks.

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
Interest rate risk is monitored through earnings simulation modeling. The earnings simulation model projects changes in net interest income caused by the effect of changes in interest rates. The model requires management to make assumptions about how the balance sheet is likely to behave through time in different interest rate environments. Loan and deposit balances remain static and maturities reprice at the current market rate. The investment portfolio maturities and prepayments are assumed to be reinvested in similar instruments. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds. Non-maturity deposit pricing is modeled on historical patterns. The Corporation performs a 200 basis point upward and downward interest rate shock to determine whether there would be an adverse impact on its annual net income and that it is within the established policy limits. At December 31, 2010, 2009, and 2008, a downward interest rate shock scenario was not performed due to the low level of current interest rates. The earnings simulation model as of December 31, 2010, projects an approximate decrease of 13.8% in net income in a 200 basis point upward interest rate shock. As of December 31, 2010, the Corporation was well within the policy limits established by the ALCO policy. As of December 31, 2009, the earnings simulation model projected an approximate decrease of 34.5% in net income in a 200 basis point upward interest rate shock. The Corporation was in violation of its policy limits established by the ALCO policy. Management performs additional interest rate scenarios that have higher probabilities of occurrence. In higher rate scenarios the change in net income is well within established policy limits established by the ALCO policy. Further discussion on interest rate sensitivity can be found on page 34.

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
During the year-end audit of the Corporation by Crowe Horwath LLP (“Crowe”), the Corporation’s independent registered public accounting firm, Crowe identified two transactions in which the Corporation received appraisals on OREO properties in July 2010, but did not write the subject real estate down to the appraised values until September 2010 and December 2010, respectively. The write downs of the properties should have been reflected in the quarter ending June 30, 2010; however, the net effect of this was not material to the Corporation’s reported financial results for the quarter ending June 30, 2010, because of the resulting reversal of the additional bonus accrual taken during this quarter. The failure to recognize the write downs in the proper accounting period was identified by Crowe as a material weakness in the Corporation’s internal controls. Prior to our auditors classifying this as a material weakness, the Corporation had already implemented a new control over the accounting for OREO, whereas the accounting department now reviews for timely reporting of write downs. Therefore, this material weakness was remediated as of the financial reporting period ending December 31, 2010, and Crowe Horwath LLP has issued an unqualified report on the Corporation’s internal controls as of December 31, 2010. See the Attestation Report of the Independent Registered Public Accounting Firm on page 51.
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
Management assessed the system of internal control over financial reporting as of the financial reporting period ending December 31, 2010, in relation to criteria for adequate internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of the financial reporting period ending December 31, 2010, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control — Integrated Framework.” Crowe Horwath LLP, independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting.

/s/ Morris L. Maurer Morris L. Maurer	/s/ Debra L. Ross Debra L. Ross
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

Crowe Horwath LLP
Independent Member Crowe Horwath International
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
The National Bank of Indianapolis Corporation
Indianapolis, Indiana
We have audited the accompanying consolidated balance sheets of The National Bank of Indianapolis Corporation as of December 31, 2010 and 2009 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. We also have audited The National Bank of Indianapolis Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The National Bank of Indianapolis Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The National Bank of Indianapolis Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion The National Bank of Indianapolis Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
Crowe Horwath LLP
Indianapolis, Indiana
March 10, 2011

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 and 2009
(Dollar amounts in thousands except share and per share data)

	2010	2009
Assets
Cash and cash equivalents
Cash and due from banks	$24,143	$44,114
Interest bearing due from banks	252,266	105,261
Reverse repurchase agreements	1,000	1,000
Federal funds sold	16,109	1,242

Total cash and cash equivalents	293,518	151,617
Investment securities
Available-for-sale securities	75,677	67,296
Held-to-maturity securities (Fair value of $117,302 at December 31, 2010 and $96,588 at December 31, 2009)	114,676	94,922

Total investment securities	190,353	162,218
Loans held for sale	1,424	884
Loans	900,332	863,838
Less: Allowance for loan losses	(15,134)	(13,716)

Net loans	885,198	850,122
Bank owned life insurance	11,938	11,547
Other real estate owned	9,574	8,432
Premises and equipment	24,852	24,532
Deferred tax asset	8,540	7,133
Federal Reserve and FHLB stock at cost	3,065	3,150
Other assets and accrued interest	12,931	16,442

Total assets	$1,441,393	$1,236,077

Liabilities and shareholders’ equity
Deposits:
Noninterest-bearing demand deposits	$221,129	$192,705
Money market and savings deposits	821,345	650,353
Time deposits over $100,000	108,840	131,938
Other time deposits	87,526	77,069

Total deposits	1,238,840	1,052,065
Repurchase agreements and other secured short term borrowings	93,523	81,314
Short term debt	2,688	4,138
Subordinated debt	5,000	5,000
Junior subordinated debentures owed to unconsolidated subsidiary trust	13,918	13,918
Other liabilities	8,067	6,611

Total liabilities	1,362,036	1,163,046
Shareholders’ equity:
Preferred stock, no par value — authorized 5,000,000 shares	$—	$—
Common stock, no par value — authorized 15,000,000 shares issued 2,866,641 shares at December 31, 2010 and 2,840,382 shares at December 31, 2009	35,269	34,440
Treasury stock, at cost; 548,891 shares at December 31, 2010 and 533,204 shares at December 31, 2009	(20,953)	(20,346)
Additional paid in capital	12,866	10,873
Retained earnings	51,853	48,067
Accumulated other comprehensive income (loss)	322	(3)

Total shareholders’ equity	79,357	73,031

Total liabilities and shareholders’ equity	$1,441,393	$1,236,077

See notes to consolidated financial statements.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
DECEMBER 31, 2010, 2009, and 2008
(Dollar amounts in thousands except share and per share data)

	2010	2009	2008
Interest income:
Interest and fees on loans	$42,471	$42,217	$48,988
Interest on investment securities taxable	2,172	3,011	3,979
Interest on investment securities nontaxable	2,070	2,068	2,047
Interest on federal funds sold	25	4	705
Interest on due from banks	392	231	510
Interest on reverse repurchase agreements	—	—	148

Total interest income	47,130	47,531	56,377

Interest expense:
Interest on deposits	7,002	9,427	17,979
Interest on other short term borrowings	289	182	544
Interest on FHLB advances and overnight borrowings	—	—	193
Interest on short term debt	183	121	16
Interest on long term debt	1,555	1,583	1,717

Total interest expense	9,029	11,313	20,449

Net interest income	38,101	36,218	35,928

Provision for loan losses	4,279	11,905	7,400

Net interest income after provision for loan losses	33,822	24,313	28,528

Other operating income:
Wealth management fees	5,377	4,917	5,048
Service charges and fees on deposit accounts	3,011	3,113	2,484
Rental income	272	321	575
Mortgage banking income	2,184	1,576	62
Interchange income	1,263	1,007	877
Net loss on sale of securities	(5)	—	—
Other	2,146	1,969	2,158

Total other operating income	14,248	12,903	11,204

Other operating expenses:
Salaries, wages and employee benefits	24,859	21,332	19,172
Occupancy	2,556	2,441	2,081
Furniture and equipment	1,220	1,359	1,428
Professional services	2,148	1,873	1,971
Data processing	3,014	2,752	2,514
Business development	1,610	1,531	1,526
FDIC Insurance	2,101	2,142	918
Non performing assets	2,100	1,383	149
Other	3,914	3,541	4,947

Total other operating expenses	43,522	38,354	34,706

Income (loss) before tax	4,548	(1,138)	5,026
Federal and state income tax (benefit)	762	(1,250)	1,242

Net income	$3,786	$112	$3,784

Basic earnings per share	$1.64	$0.05	$1.64

Diluted earnings per share	$1.59	$0.05	$1.58

See notes to consolidated financial statements.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
DECEMBER 31, 2010, 2009, and 2008
(Dollar amounts in thousands except share and per share data)

					Accumulated
			Additional		Other
	Common	Treasury	Paid In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income	TOTAL
Balance at December 31, 2007	$32,105	$(14,979)	$7,181	$44,171	$460	$68,938

Comprehensive income:
Net income	—	—	—	3,784	—	3,784
Other comprehensive income
Net unrealized gain on investments, net of tax of $236	—	—	—	—	376	376

Total comprehensive income						4,160

Income tax benefit from deferred stock compensation	—	—	321	—	—	321
Issuance of stock 36,873 shares of common stock under stock-based compensation plans	1,031	—	(98)	—	—	933
Repurchase of stock 69,027 shares of common stock	—	(3,502)	—	—	—	(3,502)
Stock based compensation earned	—	—	1,362	—	—	1,362

Balance at December 31, 2008	33,136	(18,481)	8,766	47,955	836	72,212

Comprehensive income:
Net income	—	—	—	112	—	112
Other comprehensive income
Net unrealized loss on investments, net of tax of $540	—	—	—	—	(839)	(839)

Total comprehensive income						(727)

Income tax benefit from deferred stock compensation	—	—	414	—	—	414
Issuance of stock 62,071 shares of common stock under stock-based compensation plans	1,304	—	(60)	—	—	1,244
Repurchase of stock 49,074 shares of common stock	—	(1,865)	—	—	—	(1,865)
Stock based compensation earned	—	—	1,753	—	—	1,753

Balance at December 31, 2009	34,440	(20,346)	10,873	48,067	(3)	73,031

Comprehensive income:
Net income	—	—	—	3,786	—	3,786
Other comprehensive income
Net unrealized gain on investments, net of tax of $213	—	—	—	—	325	325

Total comprehensive income						4,111

Income tax benefit from deferred stock compensation	—	—	68	—	—	68
Issuance of 26,259 shares of common stock under stock-based compensation plans	829	—	(101)	—	—	728
Repurchase of 15,686 shares of common stock	—	(607)	—	—	—	(607)
Stock based compensation earned	—	—	2,026	—	—	2,026

Balance at December 31, 2010	$35,269	$(20,953)	$12,866	$51,853	$322	$79,357

See notes to consolidated financial statements.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
DECEMBER 31, 2010, 2009, and 2008
(Dollar amounts in thousands except share and per share data)

	2010	2009	2008
Operating Activities
Net Income	$3,786	$112	$3,784
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	4,279	11,905	7,400
Proceeds from sale of loans	98,415	70,930	40,594
Origination of loans held for sale	(88,801)	(69,691)	(38,524)
Depreciation and amortization	1,511	1,533	1,545
Fair value adjustment on mortgage servicing rights	527	334	715
Loss on sales of investment securities	5	—	—
Gain on sale of loans	(2,289)	(1,561)	(499)
Net loss on sales and writedowns of other real estate and repossessions	1,010	845	28
Net increase in deferred income taxes	(1,620)	(845)	(1,913)
Net increase in bank owned life insurance	(391)	(410)	(450)
Excess tax benefit from deferred stock compensation	(68)	(414)	(321)
Board stock compensation	120	100	100
Net accretion of discounts and amortization of premiums on investments	1,310	480	309
Compensation expense related to restricted stock and options	2,026	1,753	1,362
Changes in assets and liabilities:
Accrued interest receivable	(17)	656	610
Other assets	3,001	(6,797)	686
Other liabilities	1,524	(764)	(3,352)

Net cash provided by operating activities	24,328	8,166	12,074

Investing Activities
Proceeds from maturities of investment securities held to maturity	26,501	19,904	16,377
Proceeds from maturities of investment securities available for sale	51,977	51,000	23,003
Proceeds from sales of investment securities held to maturity	477	—	—
Purchases of investment securities held to maturity	(47,225)	(31,451)	(28,417)
Purchases of investment securities available for sale	(60,557)	(62,986)	(17,180)
Net (increase) decrease in loans	(52,502)	21,158	(82,845)
Proceeds from sales of other real estate and repossessions	3,130	1,755	306
Purchases of bank premises and equipment	(1,831)	(3,247)	(6,947)

Net cash used by investing activities	(80,030)	(3,867)	(95,703)

Financing Activities
Net increase (decrease) in deposits	186,775	86,099	(38,796)
Net increase (decrease) in short term borrowings	12,209	30,168	(7,330)
Net change in FHLB borrowings	—	—	(3,000)
Net change in revolving line of credit	(1,450)	(62)	4,200
Income tax benefit from deferred stock compensation	68	414	321
Proceeds from issuance of stock	608	1,144	833
Repurchase of stock	(607)	(1,865)	(3,502)

Net cash provided (used) by financing activities	197,603	115,898	(47,274)

Increase (decrease) in cash and cash equivalents	141,901	120,197	(130,903)

Cash and cash equivalents at beginning of year	151,617	31,420	162,323

Cash and cash equivalents at end of year	$293,518	$151,617	$31,420

Supplemental cash flow information
Interest paid	$9,689	$11,377	$21,050
Income taxes paid	194	1,612	3,755
Supplemental non cash disclosure
Loan balances transferred to foreclosed real estate	$5,282	$7,614	$3,389
Loan balances transferred to loans held for sale	9,614	969	2,488
See notes to consolidated financial statements.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(Dollar amounts in thousands except share and per share data)
NOTE 1 — ORGANIZATION AND SIGNIFICANT ACCOUTING POLICIES
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
The Corporation and the Bank engage in a wide range of commercial, personal banking, and trust activities primarily in central Indiana. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and consumer loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area.
The Corporation has a full-service Wealth Management division, which offers trust, estate, retirement and money management services. Income from wealth management services is recognized when earned.
The consolidated financial statements include the accounts of the Corporation and the Bank. In accordance with applicable consolidation guidance, the Corporation does not consolidate the Trust in its financial statements. See Note 11, “Junior Subordinated Debentures” in the notes to the consolidated financial statements of this report for further information. All intercompany accounts and transactions have been eliminated in consolidation.
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
Loans Held for Sale: The Corporation periodically sells residential mortgage loans it originates based on the overall loan demand of the Corporation and outstanding balances of the residential mortgage portfolio. Loans held for sale are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Mortgage loans held for sale are sold with servicing rights retained. The carrying value of mortgage loans sold is reduced by the amount allocated to the servicing right. Gains and losses on sale of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold, and are included in mortgage banking income. The determination of loans held for sale is based on the loan’s compliance with Federal National Mortgage Association (FNMA) underwriting standards.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(Dollar amounts in thousands except share and per share data)
Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs. Interest income on commercial, mortgage, and consumer loans is accrued on the principal amount of such loans outstanding and is recognized when earned. Loan origination fees and certain direct origination costs are deferred and recognized in interest income using the level-yield method without anticipating prepayments. The recorded investment in loans includes accrued interest receivable.
All loan classes, except overdraft protection lines of credit and credit cards, are typically placed on non-accrual when they become 90 days past due, unless the loan is well secured and in the process of collection, or it is determined that the obligor will not pay all contractual principal and interest due. Unless there is a significant reason to the contrary, overdraft protection lines of credit and credit cards are charged off when deemed uncollectible, but generally no later than when they become 150 days past due. Any accrued interest is charged against interest income. Interest continues to legally accrue on these non-accrual loans, but no income is recognized for financial statement purposes. Both principal and interest payments received on non-accrual loans are applied to the outstanding principal balance, until the remaining balance is considered collectible, at which time interest income may be recognized when received.
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
Management estimates the allowance balance required for each loan portfolio segment by using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.
Within the allowance, there are specific and general loss components. The specific loss component is assessed for non-homogeneous loans that management believes to be impaired. All loan classes are considered to be impaired when it is determined that the obligor will not pay all contractual principal and interest due or they become 90 days past due, unless the loan is both well secured and in the process of collection. For loans determined to be impaired, the loan’s carrying value is compared to its fair value using one of the following fair value measurement techniques: present value of expected future cash flows, observable market price, or fair value of the associated collateral less costs to sell. An allowance is established when the fair value is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on a three-year historical loss experience supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: changes in lending policies and procedures; effects of changes in risk selection and underwriting standards; national and local economic trends and conditions; trends in nature, volume, and growth rate of loans; experience, ability, and depth of lending management and other relevant staff; levels of and trends in past due and classified loans; collateral valuations in the market for collateral dependent loans; effects of changes in credit concentrations; and competition, legal, and regulatory factors. These loans are segregated by loan class and/or risk grade with an estimated loss ratio applied against each loan class and/or risk grade.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(Dollar amounts in thousands except share and per share data)
Loans for which the terms have been modified resulting in concessions and for which the borrower is experiencing financial difficulties are considered troubled debt restructuring and are classified as impaired. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Corporation determines the amount of the reserve in accordance with the accounting policy for the allowance for loan losses.
The following portfolio segments have been identified: commercial, residential, and consumer. Commercial credits and personal lines of credit are subject to the assignment of individual risk grades in accordance with the Corporation’s Loan Risk Rating Guidelines. These loans are individually graded as Pass, Special Mention, Substandard or Doubtful, with the “Pass” rating further subdivided into risk gradients. Residential loans (including home equity lines of credit) and consumer loans (excluding aforementioned personal lines of credit) are not generally individually graded; rather, these loans are treated as homogenous pools within each category. When included in these pools, these loans are assigned a “Pass” Risk Rating. These loans may be or may become individually graded based on a pledge of liquid collateral, delinquency status, identified changes in the borrower’s repayment capacity, or as a result of legal action.
It is the policy of the Corporation to promptly charge off any loan, or portion thereof, which is deemed to be uncollectible. This includes, but is not limited to, any loan rated “Loss” by the regulatory authorities. All impaired loan classes are considered on a case-by-case basis.
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
Changes in the cash surrender values are included in other income. At December 31, 2010, 2009, and 2008, income recorded from BOLI totaled $391, $410, and $450, respectively.
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
December 31, 2010 and 2009
(Dollar amounts in thousands except share and per share data)
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
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) Stock: The Bank is a member of FHLB Indianapolis and the Bank is also a member of the Federal Reserve Bank. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB and FRB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.
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
Servicing fee income which is reported on the income statement as mortgage banking income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. Servicing fees totaled $421, $349, and $278 for the years ended December 31, 2010, 2009, and 2008. Late fees and ancillary fees related to loan servicing are not material.
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

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(Dollar amounts in thousands except share and per share data)
Comprehensive Income: Comprehensive income is defined as net income plus other comprehensive income, which, under existing accounting standards, includes unrealized gains and losses on available-for-sale debt, net of deferred taxes. Comprehensive income is reported by the Corporation in the consolidated statements of shareholders’ equity.
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
Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Based upon information presently available, management believes that the total amounts, if any, that will ultimately be paid arising from these claims and legal actions are reflected in the consolidated results of operations and financial position.
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
The Corporation issues common stock as partial compensation for the board of directors service and the expense is recorded as part of other expense.
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
Reclassifications: Some items in prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no affect on prior years, net income, or shareholders’ equity.
Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions based on available information that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The allowance for loan losses, loan servicing rights, deferred tax assets, and fair values of financial instruments are particularly subject to change.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(Dollar amounts in thousands except share and per share data)
NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS
In June 2009, the FASB issued guidance on accounting for transfers of financial assets. This guidance amends previous guidance relating to the transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. Additionally, the disclosure provisions of this guidance were also amended and apply to transfers that occurred both before and after the effective date of this Statement. The adoption of this standard did not have material effect on the Corporation’s results of operations or financial position.
In July 2010, the FASB updated previous guidance on disclosures relating to credit quality of financing receivables and the allowance for credit losses. The updated guidance enhances and provides greater transparency to help financial statement users to assess an entity’s credit risk exposure and its allowance for credit losses. The updated guidance requires an entity to disclosure credit quality indicators, past due information, and modifications of its financing receivables. The updated guidance was effective for fiscal years, and interim periods ending on or after December 15, 2010. The adoption of this standard did not have a material effect on the Corporation’s results of operations or financial position and the expanded disclosures are included in Note 5.
NOTE 3 — RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS
The Corporation is required to maintain average reserve balances with the Federal Reserve Bank or as cash on hand or on deposit with a correspondent bank. The required amount of reserve to be maintained at the Federal Reserve Bank was approximately $2,984 at December 31, 2010, and $2,661 at December 31, 2009.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(Dollar amounts in thousands except share and per share data)
NOTE 4 — INVESTMENT SECURITIES
The following is a summary of available-for-sale and held-to-maturity securities:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
2010	Cost	Gain	(Loss)	Value
Available-for-sale
U.S. Treasury securities	$8,700	$—	$—	$8,700
U.S. Government agencies	66,444	535	(2)	66,977

Total available-for-sale	$75,144	$535	$(2)	$75,677

		Gross	Gross	Estimated
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gain	(Loss)	Value
Held-to-maturity
Municipal securities	$55,429	$2,121	$(115)	$57,435
Collateralized mortgage obligations, residential	57,569	714	(139)	58,144
Mortgage backed securities, residential	1,528	45	—	1,573
Other securities	150	—	—	150

Total Held-to-maturity	$114,676	$2,880	$(254)	$117,302

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
2009	Cost	Gain	(Loss)	Value
Available-for-sale
U.S. Treasury securities	$506	$—	$—	$506
U.S. Government agencies	66,795	97	(102)	66,790

Total available-for-sale	$67,301	$97	$(102)	$67,296

		Gross	Gross	Estimated
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gain	(Loss)	Value
Held-to-maturity
Municipal securities	$54,913	$1,805	$(47)	$56,671
Collateralized mortgage obligations, residential	30,124	29	(232)	29,921
Mortgage backed securities, residential	9,735	111	—	9,846
Other securities	150	—	—	150

Total Held-to-maturity	$94,922	$1,945	$(279)	$96,588

There was one sale of a held-to-maturity municipal security with a net carrying amount of $483 that was sold for a loss of $5 during 2010. Since the security had a non-rated issuer, a credit review of the municipality was conducted. As a result of the review, it was determined that the investment was no longer considered a pass asset and thus below investment grade. Per investment policy, the Corporation is prohibited from holding any securities below investment grade. There were no sales of securities during 2009 or 2008.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(Dollar amounts in thousands except share and per share data)
The fair value of debt securities and carrying amount, if different, by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Amortized	Fair
	Cost	Value
Available-for-sale
Due in one year or less	$16,756	$16,755
Due from one to five years	58,388	58,922

Total	$75,144	$75,677

Held-to-maturity
Due in one year or less	$4,682	$4,688
Due from one to five years	5,330	5,662
Due from five to ten years	38,234	39,979
Due after ten years	7,333	7,256
CMO/Mortgage-backed, residential	59,097	59,717

Total	$114,676	$117,302

At year-end 2010 and 2009, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholder equity.
Investment securities with a carrying value of approximately $103,000 and $83,000 were pledged as collateral for Wealth Management accounts and securities sold under agreements to repurchase at December 31, 2010, and December 31, 2009, respectively.
Securities with unrealized losses at year-end 2010 and 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Loss)	Value	(Loss)	Value	(Loss)
2010
Available-for-sale
U.S. Government agencies	$16,070	$(2)	$—	$—	$16,070	$(2)

Total available-for-sale	$16,070	$(2)	$—	$—	$16,070	$(2)

Held-to-maturity
Collateralized mortgage obligations, residential	$12,744	$(139)	$—	$—	$12,744	$(139)
Municipal securities	8,358	(115)	—	—	8,358	(115)

Total Held-to-maturity	$21,102	$(254)	$—	$—	$21,102	$(254)

2009
Available-for-sale
U.S. Government agencies	$36,515	$(102)	$—	$—	$36,515	$(102)

Total available-for-sale	$36,515	$(102)	$—	$—	$36,515	$(102)

Held-to-maturity
Collateralized mortgage obligations, residential	$24,851	$(232)	$—	$—	$24,851	$(232)
Municipal securities	1,796	(10)	1,424	(37)	3,220	(47)

Total Held-to-maturity	$26,647	$(242)	$1,424	$(37)	$28,071	$(279)

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(Dollar amounts in thousands except share and per share data)
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
As of December 31, 2010, the Corporation held 24 investments of which the amortized cost was greater than fair value. The Corporation has no securities in which OTTI has been recorded.
The unrealized losses for investments classified as available-for sale are attributable to changes in interest rates and individually are 0.02% or less of the respective amortized costs. The largest unrealized loss relates to one security issued by the Federal Home Loan Bank. Given this investment is backed by the U.S. Government and its agencies, there is minimal credit risk at this time.
The unrealized losses for investments classified as held-to-maturity are attributable to changes in interest rates and/or economic environment and individually were 2.75% or less of their respective amortized costs. The unrealized losses relate primarily to residential collateralized mortgage obligations and securities issued by various municipalities. The residential collateralized mortgage obligations were purchased in June and October 2010. There has been an increase in long-term interest rates from the time of the investment purchase and December 31, 2010, which affects the fair value of residential collateralized mortgage obligations. All residential collateralized mortgage obligations are backed by the U.S. Government and its agencies and represent minimal credit risk at this time. The unrealized losses on securities issued by various municipalities were mainly purchased during the second quarter of 2010. The largest unrealized loss relates to one municipal that was purchased April 2010. The credit rating of the individual municipalities is assessed monthly. As of December 31, 2010, all but four of the municipal debt securities were rated BBB or better (as a result of insurance of the underlying rating on the bond). The four municipal debt securities have no underlying rating. Credit reviews of the municipalities have been conducted. As a result, we have determined that all of our non-rated debt securities would be rated a “pass” asset and thus classified as an investment grade security. All interest payments are current for all municipal securities and management expects all to be collected in accordance with contractual terms.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(Dollar amounts in thousands except share and per share data)
NOTE 5 — LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans, including unamortized deferred costs net of fees, consist of the following at December 31:

	2010	2009
Residential loans secured by real estate	$258,483	$241,318
Commercial loans secured by real estate	289,286	232,840
Construction loans	44,639	75,615
Other commercial and industrial loans	287,706	295,009
Consumer loans	20,172	18,899

Total loans	900,286	863,681
Net deferred loan costs	46	157
Allowance for loan losses	(15,134)	(13,716)

Total loans, net	$885,198	$850,122

The Corporation periodically sells residential mortgage loans it originates based on the overall loan demand of the Corporation and outstanding balances of the residential mortgage portfolio.
As of December 31, 2010 and 2009, there was $85,851 and $83,067, of 1-4 family residential mortgage loans, respectively, pledged as collateral for FHLB advances.
Activity in the allowance for loan losses was as follows:

	2010	2009	2008
Beginning balance	$13,716	$12,847	$9,453
Loan charge offs	(3,149)	(11,432)	(4,393)
Recoveries	288	396	387
Provision for loan losses	4,279	11,905	7,400

Ending balance	$15,134	$13,716	$12,847

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method at December 31, 2010:

	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$781	$801	$5	$—	$1,587
Collectively evaluated for impairment	10,934	1,599	195	819	13,547

Total ending allowance balance	$11,715	$2,400	$200	$819	$15,134

Loans:
Loans individually evaluated for impairment	$6,894	$4,165	$111	$—	$11,170
Loans collectively evaluated for impairment	614,277	254,798	20,087	—	889,162

Total ending loans balance	$621,171	$258,963	$20,198	$—	$900,332

Accrued interest receivable	$1,884	$1,188	$43	$—	$3,115
The above disclosure is required to be presented using the recorded investment of loans, which includes accrued interest receivable. Although accrued interest receivable balances have been presented separately, all accrued interest receivable balances are related to the loans collectively evaluated for impairment as practically all loans individually evaluated for impairment are on nonaccrual.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(Dollar amounts in thousands except share and per share data)
Loans are considered to be impaired when it is determined that the obligor will not pay all contractual principal and interest when due. The following table presents loans individually evaluated for impairment by class of loans at December 31, 2010:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated
With no related allowance recorded:
Commercial
Commercial & industrial	$3,467	$2,524	$—
Commercial real estate	2,150	2,076	—
Construction	1,490	1,251	—
Residential
1-4 family	1,080	710	—
Home equity	729	630	—
Consumer
Personal	106	106	—
Installment	—	—	—
Overdraft	—	—	—
Credit cards	—	—	—
With an allowance recorded:
Commercial
Commercial & industrial	1,043	1,043	781
Commercial real estate	—	—	—
Construction	—	—	—
Residential
1-4 family	56	56	20
Home equity	2,769	2,769	781
Consumer
Personal	—	—	—
Installment	—	—	—
Overdraft	—	—	—
Credit cards	5	5	5

Total	$12,895	$11,170	$1,587

The table below provides information on impaired loans at December 31:

	2010	2009	2008
Balance of impaired loans	$11,170	$15,106	$8,777
Related allowance on impaired loans	1,587	1,724	1,689
Impaired loans with related allowance	3,873	7,844	6,210
Impaired loans without an allowance	7,297	7,262	2,567
Average balance of impaired loans	13,957	11,961	7,708
Accrued interest recorded during impairment	—	—	1
Cash basis interest income recognized	—	—	—

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(Dollar amounts in thousands except share and per share data)
The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans at December 31, 2010:

		Loans Past Due
		Over 90 Days
		Still
	Nonaccrual	Accruing
Commercial
Commercial & industrial	$3,567	$—
Commercial real estate	2,076	—
Construction	1,251	—
Residential
1-4 family	766	—
Home equity	3,399	—
Consumer
Personal	106	—
Installment	—	—
Overdraft	—	—
Credit cards	—	5

Total	$11,165	$5

At December 31, 2009, there were approximately $7 of loans greater than 90 days past due and still accruing interest. The total amount of nonaccrual loans as of December 31, 2009 was $15,099.
The following table presents the aging of the recorded investment in past due loans by class of loans at December 31, 2010:

	30 - 89	Greater than
	Days	90 Days	Total
	Past Due	Past Due	Past Due
Commercial
Commercial & industrial	$667	$1,501	$2,168
Commercial real estate	1,644	1,815	3,459
Construction	205	1,251	1,456
Residential
1-4 family	1,785	289	2,074
Home equity	1,024	430	1,454
Consumer
Personal	850	106	956
Installment	14	—	14
Overdraft	—	—	—
Credit cards	39	5	44

Total	$6,228	$5,397	$11,625

Troubled Debt Restructurings:
The Corporation has allocated $0 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2010 and 2009. The Corporation has not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings as of December 31, 2010 and 2009.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(Dollar amounts in thousands except share and per share data)
Credit Quality Indicators:
The Corporation categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Corporation analyzes certain loans individually by classifying the loans as to credit risk. This analysis includes non-homogeneous loans, such as commercial, commercial real estate, and loans for personal or consumer purpose as warranted. This analysis is performed on a monthly basis. The Corporation uses the following definitions for risk ratings:

Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Corporation’s credit position at some future date.

Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of December 31, 2010, and based on the most recent analysis performed, the risk rating of the loans by class of loans is as follows:

	Not		Special
	Rated	Pass	Mention	Substandard	Doubtful
Commercial
Commercial & industrial	$—	$265,528	$7,893	$14,122	$—
Commercial real estate	—	256,866	24,745	7,402	—
Construction	—	31,458	6,499	6,658	—

Total	$—	$553,852	$39,137	$28,182	$—

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity at December 31, 2010:

	Consumer				Residential
	Personal	Installment	Overdraft	Credit cards	1-4 family	Home equity

Performing	$14,158	$885	$620	$4,424	$109,360	$145,438
Nonperforming	106	—	—	5	766	3,399

Total	$14,264	$885	$620	$4,429	$110,126	$148,837

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(Dollar amounts in thousands except share and per share data)
NOTE 6 — REAL ESTATE OWNED
Activity in real estate owned was as follows:

	2010	2009	2008
Balance at beginning of period	$8,432	$3,418	$363
Additions	5,282	7,614	3,389
Write downs	(1,142)	(905)	(80)
Sales	(2,998)	(1,695)	(254)

Balance at end of period	$9,574	$8,432	$3,418

Expenses related to real estate owned include:

	2010	2009	2008
Net gain on sales	$(132)	$(60)	$(52)
Write downs	1,142	905	80
Operating expenses, net of rental income	466	417	125

	$1,476	$1,262	$153

Expenses related to real estate owned is included in non performing assets expenses. Rental income related to real estate owned is included in other income.
NOTE 7 — PREMISES AND EQUIPMENT
Premises and equipment consist of the following at December 31:

	2010	2009
Land and improvements	$8,893	$8,893
Building and improvements	15,196	14,507
Leasehold improvements	2,259	2,259
Furniture and equipment	14,764	13,624

	41,112	39,283
Less accumulated depreciation and amortization	(16,260)	(14,751)

Net premises and equipment	$24,852	$24,532

Certain Corporation facilities and equipment are leased under various operating leases. Rental expense under these leases was $407, $394, and $307 for 2010, 2009 and 2008, respectively.
Future minimum rental commitments under non-cancelable leases are:

2011	$411
2012	413
2013	419
2014	384
2015	284
Thereafter	774

$2,685

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(Dollar amounts in thousands except share and per share data)
NOTE 8 — MORTGAGES BANKING ACTIVITIES
The unpaid principal balances of mortgage loans serviced for others were $183,171 and $154,323 at December 31, 2010 and 2009, respectively.
Custodial escrow balances maintained in connection with serviced loans were $725 and $1,195 at December 31, 2010 and 2009, respectively.
The following table includes activity for mortgage servicing rights:

	2010	2009	2008
Balance at January 1	$1,459	$1,070	$1,348
Plus additions	692	723	437
Fair value adjustments	(527)	(334)	(715)

Net ending balance	$1,624	$1,459	$1,070

Mortgage servicing rights are carried at fair value at December 31, 2010 and 2009. Fair value at December 31, 2010, was determined using discount rates ranging from 10.6% to 16.0%, prepayment speeds ranging from 6.39% to 23.08%, depending on the stratification of the specific right, and a weighted average default rate of 0.39%. Fair value at December 31, 2009, was determined using discount rates ranging from 11.0% to 17.0%, prepayment speeds ranging from 8.68% to 28.92%, depending on the stratification of the specific right, and a weighted average default rate of 0.41%.
NOTE 9 — DEPOSITS
Scheduled maturities of time deposits for the next five years are as follows:

2011	$141,341
2012	21,690
2013	11,123
2014	4,026
2015	2,484
Thereafter	15,702

$196,366

NOTE 10 — OTHER BORROWINGS
Repurchase agreements and other secured short-term borrowings consist of security repurchase agreements and a non-deposit product secured with the Corporation’s municipal portfolio. The majority of the non-deposit product generally matures within a year. Security repurchase agreements generally mature within one to three days from the transaction date. At maturity, the securities underlying the agreements are returned to the Corporation. Information concerning the non-deposit product and securities sold under agreements to repurchase is summarized as follows:

	2010	2009	2008
Average daily balance during the year	$84,048	$68,740	$57,114
Average interest rate during the year	0.34%	0.25%	0.88%
Maximum month-end balance during the year	$100,988	$85,248	$66,000
Weighted average interest rate at year-end	0.33%	0.27%	0.15%

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(Dollar amounts in thousands except share and per share data)
On June 29, 2007, the Bank entered into a Subordinated Debenture Purchase Agreement with U.S. Bank in the amount of $5,000, which will mature on June 28, 2017. Under the terms of the Subordinated Debenture Purchase Agreement, the Bank pays 3-month London Interbank Offered Rate (LIBOR) plus 1.20% which equated to 1.51% at December 31, 2010. Interest payments are due quarterly.
On June 29, 2007, the Corporation entered into a $5,000 revolving loan agreement with U.S. Bank, which matured on June 27, 2009, and was renewed and matured on August 31, 2009. The revolving line of credit was used to provide additional liquidity support to the Corporation, if needed. On September 5, 2008, and December 11, 2008, the Corporation drew $1,300 and $2,900, respectively, on the revolving loan agreement with U.S. Bank.
On August 31, 2009, U.S. Bank renewed the revolving line of credit which matured on August 31, 2010. As part of the renewal of the revolving line of credit, U.S. Bank reduced the maximum principal amount from $5,000 to $2,000. At that time, there was an outstanding balance of $4,200, of which $3,000 was moved to a separate one-year term facility with principal payments of $62 and interest payments due quarterly. The revolving line of credit and one-year term facility were renewed and will now mature on August 31, 2011. Under the terms of the one-year term facility, the Corporation pays prime plus 1.25% which equated to 4.50% at December 31, 2010, and had an outstanding balance of $2,688.
Under the terms of the revolving loan agreement, the Corporation paid prime minus 1.25% which equated to 2.00% through August 31, 2009, and interest payments were due quarterly. Beginning September 1, 2009, the Corporation pays prime plus 1.25% which equated to 4.50% at December 31, 2010. In addition, beginning October 1, 2009, U.S. Bank assessed a 0.25% fee on the unused portion of the revolving line of credit. On December 8, 2010, the Corporation paid off the revolving line of credit and can borrow up to $2,000.
All of the U.S. Bank agreements contain various financial and non-financial covenants. As of December 31, 2010, the Corporation was in compliance with all covenants.
NOTE 11 — JUNIOR SUBORDINATED DEBENTURES
In September 2000, the Corporation established the Trust, a Connecticut statutory business trust, which subsequently issued $13,500 of company obligated mandatorily redeemable capital securities and $418 of common securities. The proceeds from the issuance of both the capital and common securities were used by the Trust to purchase from the Corporation $13,918 fixed rate junior subordinated debentures. The capital securities and debentures mature September 7, 2030, or upon earlier redemption as provided by the Indenture. The Corporation has the right to redeem the capital securities, in whole or in part, but in all cases, in a principal amount with integral multiples of $1, on any March 7 or September 7 on or after September 7, 2010, at a premium of 105.3%, declining ratably to par on September 7, 2020. The capital securities and the debentures have a fixed interest rate of 10.60%, and are guaranteed by the Bank. The subordinated debentures are the sole assets of the Trust, and the Corporation owns all of the common securities of the Trust. The net proceeds received by the Corporation from the sale of capital securities were used for general corporate purposes. The indenture, dated September 7, 2000, requires compliance with certain non-financial covenants.
The Corporation does not have the power to direct activities of the trust, therefore, the trust is not consolidated in the Corporation’s financial statements. The junior subordinated debt obligation issued to the Trust of $13,918 is reflected in the Corporation’s consolidated balance sheets at December 31, 2010 and 2009. The junior subordinated debentures owed to the Trust and held by the Corporation qualify as Tier 1 capital for the Corporation under Federal Reserve Board guidelines.
Interest payments made on the junior subordinated debentures are reported as a component of interest expense on long-term debt.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(Dollar amounts in thousands except share and per share data)
NOTE 12 — EQUITY-BASED COMPENSATION
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
A summary of the activity in the 1993 Stock Option Plan for the year ended December 31, 2010 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at beginning of year	96,063	$27.53
Exercised	(15,200)	25.11

Outstanding at end of year	80,863	27.98	1.6	$1,092

Exercisable at end of year	80,863	$27.98	1.6	$1,092
Information related to the stock option plan during each year follows:

	2010	2009	2008
Intrinsic value of options exercised	$208	$1,069	$806
Cash received from option exercises	$382	$1,145	$667
Tax benefit realized from option exercises	$70	$413	$302
As of December 31, 2010, there was no unrecognized compensation cost. The recognized compensation cost related to this plan during 2010, 2009, and 2008 was $0, $7, and $10, respectively.
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
Information related to the restricted stock plan during each year follows:

	2010	2009	2008
Intrinsic value of shares vested	$—	$51	$111
Tax benefit realized from shares vested	$—	$1	$19
All restricted stock grants related to this plan vested during December 2009. As of December 31, 2010, there was no unrecognized compensation cost. The recognized compensation costs related to this plan during 2010, 2009, and 2008 were $0, $10, and $12, respectively.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(Dollar amounts in thousands except share and per share data)
2005 Equity Incentive Plan: During 2005, the Board of Directors and the shareholders of the Corporation adopted The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan. The Board of Directors authorized 333,000 shares during 2005 and 400,000 shares during 2010, for a total of 733,000 authorized shares, to be reserved for common stock grants or restricted stock awards. All equity awards are issued with a five-year cliff vest.
A summary of option activity in the 2005 Equity Incentive Plan for the year ended December 31, 2010 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at beginning of year	192,200	$43.71
Forfeited	(8,400)	$40.91

Outstanding at end of year	183,800	$43.84	5.5	$15

Exercisable at end of year	2,800	$43.38	5.4	$15
Information related to the stock option plan during each year follows:

	2010	2009	2008
Intrinsic value of options exercised	$—	$—	$—
Cash received from options exercised	—	—	—
Tax benefit realized from option exercises	—	—	—
Weighted average fair value of options granted	$—	$11.91	$18.56
As of December 31, 2010, there was $340 of total unrecognized compensation costs related to nonvested options granted under the 2005 Equity Incentive Plan, which is expected to be recognized over the weighted-average period of one year. The compensation cost that was recognized during 2010, 2009, and 2008 was $544, $684, and $674, respectively.
The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: a dividend yield; volatility factor of the expected market price of the Corporation’s common stock; an expected life of the options of ten years; and the risk-free interest rate.
The following is a summary of the weighted-average assumptions used in the Black-Scholes pricing model:

Year	Dividend Yield	Volatility Factor	Risk-Free Rate
2010	—	—	—
2009	—	13.42%	3.41%
2008	—	7.65%	4.37%
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

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(Dollar amounts in thousands except share and per share data)
Restricted Stock Issued: The table presented below is a summary of the Corporation’s nonvested restricted stock awards under the 2005 plan and the changes during the year ended December 31, 2010:

		Weighted Average
	Restricted Stock	Grant Date Fair Value
Nonvested restricted stock at beginning of year	134,775	$43.25
Granted	108,300	$40.72
Vested	(1,700)	$43.28
Forfeited or expired	(1,700)	$43.28

Nonvested restricted stock at end of year	239,675	$42.11

The total fair value of the shares related to this plan that vested during 2010 was $68, and $0 during 2009, and 2008, as the restricted stock grants were granted with a five-year cliff vest.
Information related to the restricted stock plan during each year follows:

	2010	2009	2008
Intrinsic value of shares vested	$71	$—	$—
Tax expense realized from shares vested	$(2)	$—	$—
As of December 31, 2010, there was $6,576 of total unrecognized compensation costs related to nonvested restricted stock awards granted under this plan which is expected to be recognized over the weighted-average period of 3.4 years. The recognized compensation costs related to this plan during 2010, 2009, and 2008 was $1,482, $1,052, and $666, respectively.
NOTE 13 — EMPLOYEE BENEFIT PROGRAM
The Corporation sponsors The National Bank of Indianapolis Corporation 401(k) Savings Plan (the 401(k) Plan) for the benefit of substantially all of the employees of the Corporation and its subsidiaries. All employees of the Corporation and its subsidiaries become participants in the 401(k) Plan after attaining age 18. The Corporation amended the plan January 1, 2007 with additional amendments in 2008.
The 401K benefit plan allows employee contributions up to 50% of their compensation, where they are matched equal to 100% of the first 3% of the compensation withheld, then matched 50% of the next 2% of compensation withheld.
The Corporation expensed approximately $596, $584, and $594 for employee-matching contributions to the plan during 2010, 2009, and 2008, respectively. The Board of Directors of the Corporation may, in its discretion, make an additional matching contribution to the 401(k) Plan in such amount as the Board of Directors may determine. In addition, the Corporation may fund all, or any part of, its matching contributions with shares of its stock. The Corporation also may, in its discretion, make a profit-sharing contribution to the 401(k) Plan. No additional matching contributions or profit-sharing contributions have been made to the plan during 2010, 2009, or 2008.
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

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(Dollar amounts in thousands except share and per share data)
NOTE 14 — REGULATORY CAPITAL MATTERS
Dividends from the Bank to the Corporation may not exceed the net undivided profits of the Bank (included in consolidated retained earnings) for the current calendar year and the two previous calendar years without prior approval from the Office of the Comptroller of the Currency. In addition, Federal banking laws limit the amount of loans the Bank may make to the Corporation, subject to certain collateral requirements. No loans were made from the Bank to the Corporation during 2010 or 2009. The Bank declared and paid a $1,483 and $1,385 dividend to the Corporation during 2010 and 2009, respectively.
Banks and bank holding companies are subject to regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can initiate regulatory action. Management believes as of December 31, 2010, the Corporation and Bank meet all capital adequacy requirements to which it is subject.
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of total qualifying capital to total adjusted asset (as defined).
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of December 31, 2010 and 2009, the most recent notification from the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(Dollar amounts in thousands except share and per share data)
Actual and required capital amounts and ratios are presented below at year end.

					To Be Well Capitalized
			Required For		Under Prompt
			Capital		Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2010
Total Capital to risk weighted assets
Consolidated	$109,534	11.4%	$76,607	8.0%		N/A
Bank	106,660	11.2%	76,326	8.0%	95,407	10.0%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	92,525	9.7%	38,304	4.0%		N/A
Bank	89,694	9.4%	38,163	4.0%	57,244	6.0%
Tier 1 (Core) Capital to average assets
Consolidated	92,525	6.7%	55,407	4.0%		N/A
Bank	89,694	6.5%	55,415	4.0%	69,269	5.0%

2009
Total Capital to risk weighted assets
Consolidated	$103,202	11.1%	$74,552	8.0%		N/A
Bank	101,635	10.9%	74,335	8.0%	92,919	10.0%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	86,528	9.3%	37,276	4.0%		N/A
Bank	84,994	9.2%	37,168	4.0%	55,752	6.0%
Tier 1 (Core) Capital to average assets
Consolidated	86,528	6.8%	50,658	4.0%		N/A
Bank	84,994	6.7%	50,715	4.0%	63,394	5.0%
NOTE 15 — RELATED PARTIES
Certain directors, executive officers, and principal shareholders of the Corporation, including their families and companies in which they are principal owners, are loan customers of, and have other transactions with, the Corporation or its subsidiary in the ordinary course of business. The aggregate dollar amount of these loans was approximately $19,184 and $15,646 on December 31, 2010 and 2009, respectively. The amounts do not include loans made in the ordinary course of business to companies in which officers or directors of the Corporation are either officers or directors, but are not principal owners, of such companies. During 2010, new loans to these parties amounted to $1,446, draws amounted to $42,044, and repayments amounted to $39,952. There were no changes in the composition of related parties.
Deposits from principal officers, directors, and their affiliates as of December 31, 2010 and 2009 were $6,347 and $4,285, respectively.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(Dollar amounts in thousands except share and per share data)
NOTE 16 — INCOME TAXES
The Corporation applies a federal income tax rate of 34% and a state tax rate of 8.5%, in the computation of tax expense or benefit. The provision for income taxes consisted of the following:

	2010	2009	2008
Current tax expense	$2,382	$(405)	$3,155
Deferred tax benefit	(1,620)	(845)	(1,913)

	$762	$(1,250)	$1,242

The statutory rate reconciliation is as follows for the years ended December 31:

	2010	2009	2008
Income (loss) before federal and state income tax	$4,548	$(1,138)	$5,026

Tax expense (benefit) at federal statutory rate	$1,546	$(387)	$1,709
Increase (decrease) in taxes resulting from:
State income tax	148	(92)	203
Tax exempt interest	(937)	(716)	(685)
Bank owned life insurance	(133)	(139)	(153)
Customer entertainment	95	92	86
Other	43	(8)	82

Total income tax (benefit)	$762	$(1,250)	$1,242

The components of the Corporation’s net deferred tax assets in the consolidated balance sheets as of December 31 are as follows:

	2010	2009
Deferred tax assets:
Allowance for loan losses	$5,919	$5,364
Equity based compensation	2,594	1,841
Other real estate owned	645	228
Accrued contingencies	391	391
Other	786	465

Total deferred tax assets	10,335	8,289
Deferred tax liabilities:
Mortgage servicing rights	(635)	(570)
Net unrealized gain on securities	(211)	—
Other	(949)	(586)

Total deferred tax liabilities	(1,795)	(1,156)

Net deferred tax assets	$8,540	$7,133

Unrecognized Tax Benefits: The Corporation had no unrecognized tax benefits as of January 1, 2010, and did not recognize any increase in unrecognized benefits during 2010 relative to any tax positions taken in 2010. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Corporation’s policy to record such accruals in its income tax expense; no such accruals exist as of December 31, 2010 and 2009. The Corporation and its subsidiary file a consolidated U.S. federal and Indiana income tax return, which is subject to examination for all years after 2006.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(Dollar amounts in thousands except share and per share data)
Valuation Allowance on Deferred Tax Assets: In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the existence of sufficient taxable income of the appropriate character within any available carryback period or generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, and the implementation of various tax planning strategies, if necessary, management believes it is more likely than not the Corporation will realize the benefits of these deductible differences as of December 31, 2010 and 2009, and accordingly no valuation allowance has been provided.
NOTE 17 — COMMITMENTS AND CONTINGENCIES
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
The contractual amount of financial instruments with off-balance sheet risk was as follows:

	2010	2009
Unused commercial credit lines	$222,387	$198,815
Unused revolving home equity and credit card lines	107,712	99,629
Standby letters of credit	7,712	24,338
Demand deposit account lines of credit	2,596	2,499

	$340,407	$325,281

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
As of December 31, 2010, the Corporation had committed to fund $9,675 in commercial and residential mortgages.
Other than routine litigation incidental to business and based on the information presently available, the Corporation believes that the total amounts, if any, that will ultimately be paid arising from these claims and legal actions are reflected in the consolidated results of operations and financial position.
NOTE 18 — FAIR VALUE
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
December 31, 2010 and 2009
(Dollar amounts in thousands except share and per share data)
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
The fair value of other real estate owned and impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using:
		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
2010
Assets:
Available-for-sale securities:
U.S. Treasury securities	$8,700	$—	$8,700	$—
U.S. Government agencies	66,977	—	66,977	—
Mortgage servicing rights	1,624	—	1,624	—

2009
Assets:
Available-for-sale securities:
U.S. Treasury securities	$506	$—	$506	$—
U.S. Government agencies	66,790	—	66,790	—
Mortgage servicing rights	1,459	—	1,459	—
A detailed breakdown of the fair value for the available-for-sale investment securities is provided in the Investment Securities note.
There were no significant transfers between Level 1 and Level 2 during 2010.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(Dollar amounts in thousands except share and per share data)
Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements Using:
Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
2010
Assets:
Impaired loans
Commercial
Commercial & industrial	$262	$—	$—	$262
Commercial real estate	—	—	—	—
Construction	—	—	—	—
Residential
1-4 family	36	—	—	36
Home equity	1,988	—	—	1,988
Consumer
Personal	—	—	—	—
Installment	—	—	—	—
Overdraft	—	—	—	—
Credit cards	—	—	—	—
Other real estate
Commercial
Commercial & industrial	—	—	—	—
Commercial real estate	4,826	—	—	4,826
Construction	—	—	—	—
Residential
1-4 family	97	—	—	97
Home equity	—	—	—	—
Consumer
Personal	—	—	—	—
Installment	—	—	—	—
Overdraft	—	—	—	—
Credit cards	—	—	—	—

2009
Assets:
Impaired loans	$6,120	$—	$—	$6,120
Other real estate	2,017	—	—	2,017
The following represent impairment charges recognized during the period:
Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $3,873, with a valuation allowance of $1,587, at December 31, 2010. This resulted in an additional provision for loan losses of $1,428 for the year ending December 31, 2010. At December 31, 2009, impaired loans had a carrying amount of $7,844, with a valuation allowance of $1,724. This resulted in an additional provision for loan losses of $5,284 for the year ending December 31, 2009.
Other real estate that has been written down to fair value less costs to sell subsequent to being transferred to other real estate, had a carrying amount of $4,923 at December 31, 2010. At December 31, 2009, other real estate that has been written down to fair value less costs to sell subsequent to being transferred to other real estate, had a carrying amount of $2,017. There was a charge to earnings through non performing asset expense of $1,142 and $905 for 2010 and 2009, respectively.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(Dollar amounts in thousands except share and per share data)
The estimated fair value of the Corporation’s financial instruments at December 31, are as follows:

	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets
Cash and due from banks	$276,409	$276,409	$149,375	$149,375
Federal funds sold	16,109	16,109	1,242	1,242
Reverse repurchase agreements	1,000	1,000	1,000	1,000
Investment securities available-for-sale	75,677	75,677	67,296	67,296
Investment securities held-to-maturity	114,676	117,302	94,922	96,588
Loans held for sale	1,424	1,424	884	879
Net loans	885,198	893,665	850,122	849,998
Federal Reserve and FHLB stock	3,065	N/A	3,150	N/A
Accrued interest receivable	4,216	4,216	4,199	4,199

Liabilities
Deposits	1,238,840	1,238,175	1,052,065	1,053,849
Repurchase agreements and other secured short-term borrowings	93,523	93,554	81,314	81,415
Short-term debt	2,688	2,688	4,138	4,138
Subordinated debt	5,000	5,000	5,000	5,000
Junior subordinated debt	13,918	10,245	13,918	10,102
Accrued interest payable	1,498	1,498	2,158	2,158
The following methods and assumptions, not previously presented, were used by the Corporation in estimating its fair value disclosures for financial instruments not recorded at fair value.
Carrying amount is the estimated fair value for cash and short-term investments, interest bearing deposits, accrued interest receivable and payable, demand deposits, borrowings under repurchase agreements, short-term debt, variable rate loans or deposits that reprice frequently and fully. For fixed rate loans, deposits, or other secured short-term borrowings or for variable rate loans or deposits with infrequent pricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and adjusted for allowance for loan losses. It was not practicable to determine the fair value of Federal Reserve and FHLB stock due to restrictions placed on its transferability. The fair value of the subordinated debt and junior subordinated debentures are based upon discounted cash flows using rates for similar securities with the same maturities. The fair value of off-balance-sheet items is not considered material.
NOTE 19 — OTHER COMPREHENSIVE INCOME (LOSS)
The following is a summary of activity in other comprehensive income:

	2010	2009	2008

Net income	$3,786	$112	$3,784
Other comprehensive income (loss)
Change in securities available for sale:
Net unrealized gain (loss) for period	538	(1,379)	612
Tax benefit (expense)	(213)	540	(236)

Total other comprehensive income (loss)	325	(839)	376

Comprehensive income (loss)	$4,111	$(727)	$4,160

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(Dollar amounts in thousands except share and per share data)
NOTE 20 — EARNINGS PER SHARE
A computation of earnings per share follows:

	2010	2009	2008

Basic average shares outstanding	2,313,570	2,301,502	2,311,022

Net income	$3,786	$112	$3,784

Basic net income per common share	$1.64	$0.05	$1.64

Diluted
Average shares outstanding	2,313,570	2,301,502	2,311,022
Nonvested restricted stock	47,959	19,289	15,239
Net effect of the assumed exercise of stock options	20,662	28,313	65,046

Diluted average shares	2,382,191	2,349,104	2,391,307

Net income	$3,786	$112	$3,784

Diluted net income per common share	$1.59	$0.05	$1.58

As of December 31, 2010, 2009, and 2008, options to purchase 186,362, 4,004, and 183,220 shares respectively, and 38,618, 6,076, and 1,051 restricted shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.
NOTE 21 — PARENT COMPANY FINANCIAL STATEMENTS
The condensed financial statements of the Corporation, prepared on a parent company unconsolidated basis, are as follows:
Balance Sheets

	December 31,
	2010	2009
Assets
Cash	$2,996	$3,974
Investment in subsidiary	90,178	85,137
Other assets	3,751	3,002

Total assets	$96,925	$92,113

Liabilities and shareholders’ equity
Other liabilities	$962	$1,026
Short term debt	2,688	4,138
Junior subordinated debentures owed to unconsolidated subsidiary trust	13,918	13,918

Total liabilities	17,568	19,082

Shareholders’ equity	79,357	73,031

Total liabilities and shareholders’ equity	$96,925	$92,113

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(Dollar amounts in thousands except share and per share data)
Statements of Income

	Years ended December 31,
	2010	2009	2008
Interest income	$14	$7	$7
Interest expense	1,658	1,596	1,492

Net interest income (expense)	(1,644)	(1,589)	(1,485)

Other income	44	44	44
Dividend income from subsidiary	1,483	1,385	1,315
Other operating expenses:
Deferred compensation	2,026	1,753	1,362
Other expenses	338	304	321

Total other operating expenses	2,364	2,057	1,683

Net loss before tax benefit and equity in undistributed net income of subsidiary	(2,481)	(2,217)	(1,809)
Tax benefit	1,551	1,406	1,213

Net loss before equity in undistributed net income of subsidiary	(930)	(811)	(596)

Equity in undistributed net income of subsidiary	4,716	923	4,380

Net income	$3,786	$112	$3,784

Statements of Cash Flows

	Year ended December 31,
	2010	2009	2008
Operating activities
Net income	$3,786	$112	$3,784
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income of subsidiary	(4,716)	(923)	(4,380)
Stock compensation	120	100	100
Excess tax benefit from deferred compensation	(68)	(414)	(321)
Compensation expense related to restricted stock and options	2,026	1,753	1,362
Increase in deferred income taxes	(753)	(648)	(499)
(Increase) decrease in other assets	4	(79)	(31)
Increase (decrease) in other liabilities	4	641	409

Net cash provided by operating activities	403	542	424

Investing activities
Net cash used by investing activities	—	—	—

Financing activities
Proceeds from issuance of stock	608	1,144	833
Repurchase of stock	(607)	(1,865)	(3,502)
Net change in short term debt	(1,450)	(62)	4,200
Income tax benefit from deferred compensation	68	414	321

Net cash provided (used) by financing activities	(1,381)	(369)	1,852

Increase (decrease) in cash and cash equivalents	(978)	173	2,276
Cash and cash equivalents at beginning of year	3,974	3,801	1,525

Cash and cash equivalents at end of year	$2,996	$3,974	$3,801

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(Dollar amounts in thousands except share and per share data)
NOTE 22 — QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following is a summary of the unaudited quarterly results of operations for the years ended December 31:

2010	March 31	June 30	September 30	December 31
Interest income	$11,615	$11,686	$11,898	$11,931
Interest expense	2,394	2,316	2,252	2,067

Net interest income	9,221	9,370	9,646	9,864

Provision for loan losses	1,235	1,234	1,875	(65)
Other operating income	2,933	3,307	4,208	3,800
Other operating expense	10,222	10,464	11,137	11,699

Net income before tax	697	979	842	2,030
Federal and state income tax	75	143	86	458

Net income after tax	$622	$836	$756	$1,572

Basic earnings per share	$0.27	$0.36	$0.33	$0.68
Diluted earnings per share	$0.26	$0.35	$0.32	$0.66

2009	March 31	June 30	September 30	December 31
Interest income	$11,665	$11,795	$12,185	$11,886
Interest expense	3,157	2,834	2,763	2,559

Net interest income	8,508	8,961	9,422	9,327

Provision for loan losses	1,250	2,650	3,955	4,050
Other operating income	3,003	3,569	2,991	3,340
Other operating expense	9,210	10,060	9,128	9,956

Net income (loss) before tax	1,051	(180)	(670)	(1,339)
Federal and state income tax (benefit)	206	(259)	(462)	(735)

Net income (loss) after tax	$845	$79	$(208)	$(604)

Basic earnings (loss) per share	$0.37	$0.03	$(0.09)	$(0.26)
Diluted earnings (loss) per share	$0.36	$0.03	$(0.09)	$(0.26)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures
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
See report on page 50.
Attestation Report of the Independent Registered Public Accounting Firm.
See report on page 51.
Changes in Internal Controls Over Financial Reporting. There has been one change in the Corporation’s internal controls over financial reporting that has occurred during the Corporation’s last fiscal quarter. During the year-end audit of the Corporation by Crowe Horwath LLP (“Crowe”), the Corporation’s independent registered public accounting firm, Crowe identified two transactions in which the Corporation received appraisals on OREO properties in July 2010, but did not write the subject real estate down to the appraised values until September 2010 and December 2010, respectively. The write downs of the properties should have been reflected in the quarter ending June 30, 2010; however, the net effect of this was not material to the Corporation’s reported financial results for the quarter ending June 30, 2010, because of the resulting reversal of the additional bonus accrual taken during this quarter. The failure to recognize the write downs in the proper accounting period was identified by Crowe as a material weakness in the Corporation’s internal controls. Prior to our auditors classifying this as a material weakness, the Corporation had already implemented a new control over the accounting for OREO, whereas the accounting department now reviews for timely reporting of write downs. Therefore, this material weakness was remediated as of the financial reporting period ending December 31, 2010, and Crowe Horwath LLP has issued an unqualified report on the Corporation’s internal controls as of December 31, 2010. See the Attestation Report of the Independent Registered Public Accounting Firm on page 51.
Other than the change discussed above, there has been no change in the Corporation’s internal controls over financial reporting that has occurred during the Corporation’s last fiscal quarter that has materially affected or is reasonable likely to materially affect, the Corporation’s internal control over financial reporting.
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
Not Applicable.
PART III
Items 10. 11, 12, 13 and 14
In accordance with the provisions of General Instruction G to Form 10-K, the information required for the required disclosures under Items 10, 11, 12, 13 and 14 are not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2010 fiscal year, which Proxy Statement will contain such information. The information required by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to such Proxy Statement.

Part IV

Item 15.	Exhibits, Financial Statement Schedules
(a) (1) The following consolidated financial statements are included in Item 8:
(2)
See response to Item 15 (a) (1). All other financial statement schedules have been omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(3)	List of Exhibits

EXHIBIT INDEX

3.01
Articles of Incorporation of the Corporation, filed as Exhibit 3(i) to the Corporation’s Form 10-QSB as of September 30, 1995 are incorporated by reference and Articles of Amendment filed as Exhibit 3(i) to the Form 10-K for the fiscal year ended December 31, 2001

3.02		Bylaws of the Corporation, filed as Exhibit 3(ii) to the Corporation’s Form 8-K filed July 30, 2010, are incorporated by reference

10.01	*	1993 Key Employees’ Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(a) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

10.02	*	1993 Directors’ Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(b) to the Corporation’s Form 10-Q as of June 30, 2001 is incorporated by reference

10.03	*	1993 Restricted Stock Plan of the Corporation, as amended, filed as Exhibit 10(c) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

10.04	*	Form of agreement under the 1993 Key Employees Stock Option Plan, filed as Exhibit 10(d) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

10.05	*	Form of agreement under the 1993 Restricted Stock Plan, filed as Exhibit 10(e) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

10.06	*	Schedule of Directors Compensation Arrangements, filed as a part of the Corporation’s Form 8-K filed March 18, 2010, is incorporated by reference

10.07	*
Schedule of Named Executive Officers Compensation Arrangements, filed as Exhibit 10.07 to the Corporation’s Form 8-K dated May 18, 2006 is incorporated by reference, as amended by the Corporation’s Form 8-K filed January 6, 2011

10.08	*	The Amended and Restated National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10.01 to the Corporation’s Form 8-K filed June 23, 2010 is incorporated by reference

10.09	*
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

* Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	The National Bank of Indianapolis Corporation

By (Signature and Title)	/S/ Morris L. Maurer Morris L. Maurer, President (Principal Executive Officer)	March 11, 2011 Date
Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title)	/S/ Morris L. Maurer Morris L. Maurer, President (Principal Executive Officer)	March 11, 2011 Date

By (Signature and Title)	/S/ Philip B. Roby Philip B. Roby, Executive Vice President	March 11, 2011 Date

By (Signature and Title)	/S/ Debra L. Ross Debra L. Ross, Senior Vice President (Principal Financial and Accounting Officer)	March 11, 2011 Date

By (Signature and Title)	/S/ Michael S. Maurer	March 11, 2011
	Michael S. Maurer, Chairman of the Board	Date

By (Signature and Title)	/S/ Kathryn G. Betley	March 11, 2011
	Kathryn G. Betley, Director	Date

By (Signature and Title)	/S/ David R. Frick	March 11, 2011
	David R. Frick, Director	Date

By (Signature and Title)	/S/ Andre B. Lacy	March 11, 2011
	Andre B. Lacy, Director	Date

By (Signature and Title)	/S/ William S. Oesterle	March 11, 2011
	William S. Oesterle, Director	Date

By (Signature and Title)	/S/ Todd H. Stuart	March 11, 2011
	Todd H. Stuart, Director	Date

By (Signature and Title)	/S/ John T. Thompson	March 11, 2011
	John T. Thompson, Director	Date

EXHIBIT INDEX

3.01
Articles of Incorporation of the Corporation, filed as Exhibit 3(i) to the Corporation’s Form 10-QSB as of September 30, 1995 are incorporated by reference and Articles of Amendment filed as Exhibit 3(i) to the Form 10-K for the fiscal year ended December 31, 2001

3.02		Bylaws of the Corporation, filed as Exhibit 3(ii) to the Corporation’s Form 8-K filed July 30, 2010, are incorporated by reference

10.01	*	1993 Key Employees’ Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(a) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

10.02	*	1993 Directors’ Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(b) to the Corporation’s Form 10-Q as of June 30, 2001 is incorporated by reference

10.03	*	1993 Restricted Stock Plan of the Corporation, as amended, filed as Exhibit 10(c) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

10.04	*	Form of agreement under the 1993 Key Employees Stock Option Plan, filed as Exhibit 10(d) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

10.05	*	Form of agreement under the 1993 Restricted Stock Plan, filed as Exhibit 10(e) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

10.06	*	Schedule of Directors Compensation Arrangements, filed as a part of the Corporation’s Form 8-K filed March 18, 2010, is incorporated by reference

10.07	*
Schedule of Named Executive Officers Compensation Arrangements, filed as Exhibit 10.07 to the Corporation’s Form 8-K dated May 18, 2006 is incorporated by reference, as amended by the Corporation’s Form 8-K filed January 6, 2011

10.08	*	The Amended and Restated National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10.01 to the Corporation’s Form 8-K filed June 23, 2010 is incorporated by reference

10.09	*
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

* Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.