Form 10-Q
period 2011-03-31
NATIONAL BANK OF INDIANAPOLIS CORP
filed 2011-05-06
CIK 912382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at May 6, 2011

Common Stock, no par value per share	2,314,750

The National Bank of Indianapolis Corporation
Report on Form 10-Q
for Quarter Ended
March 31, 2011

Part I — Financial Information

Item 1.	Financial Statements
The National Bank of Indianapolis Corporation
Consolidated Balance Sheets
(Unaudited, Dollars in thousands except share data)

	March 31, 2011	December 31, 2010
Assets
Cash and cash equivalents
Cash and due from banks	$31,284	$24,143
Interest bearing due from banks	206,090	252,266
Reverse repurchase agreements	1,000	1,000
Federal funds sold	20,647	16,109

Total cash and cash equivalents	259,021	293,518

Investment securities
Available-for-sale securities	81,104	75,677
Held-to-maturity securities (Fair value of $154,767 at March 31, 2011 and $117,302 at December 31, 2010)	151,917	114,676

Total investment securities	233,021	190,353

Loans held for sale	415	1,424
Loans	923,554	900,332
Less: Allowance for loan losses	(16,042)	(15,134)

Net loans	907,512	885,198
Bank owned life insurance	12,025	11,938
Other real estate owned	9,409	9,574
Premises and equipment	24,705	24,852
Deferred tax asset	8,604	8,540
Federal Reserve and FHLB stock at cost	3,065	3,065
Other assets and accrued interest	13,339	12,931

Total assets	$1,471,116	$1,441,393

Liabilities and shareholders’ equity
Deposits:
Noninterest-bearing demand deposits	$220,067	$221,129
Money market and savings deposits	857,318	821,345
Time deposits over $100,000	100,983	108,840
Other time deposits	84,986	87,526

Total deposits	1,263,354	1,238,840
Repurchase agreements and other secured short term borrowings	95,911	93,523
Short term debt	2,625	2,688
Subordinated debt	5,000	5,000
Junior subordinated debentures owed to unconsolidated subsidiary trust	13,918	13,918
Other liabilities	8,782	8,067

Total liabilities	1,389,590	1,362,036

Shareholders’ equity:
Preferred stock, no par value — authorized 5,000,000 shares	$—	$—
Common stock, no par value — authorized 15,000,000 shares issued 2,867,441 shares at March 31, 2011 and 2,866,641 shares at December 31, 2010	35,294	35,269
Treasury stock, at cost; 549,691 shares at March 31, 2011 and 548,891 shares at December 31, 2010	(20,986)	(20,953)
Additional paid in capital	13,475	12,866
Retained earnings	53,470	51,853
Accumulated other comprehensive income	273	322

Total shareholders’ equity	81,526	79,357

Total liabilities and shareholders’ equity	$1,471,116	$1,441,393

See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation
Consolidated Statements of Income
(Unaudited, Dollars in thousands except per share data)

	Three months ended
	March 31,
	2011	2010
Interest income:
Interest and fees on loans	$10,571	$10,457
Interest on investment securities taxable	706	583
Interest on investment securities nontaxable	524	488
Interest on federal funds sold	11	1
Interest on due from banks	132	86

Total interest income	11,944	11,615

Interest expense:
Interest on deposits	1,516	1,888
Interest on other short term borrowings	72	71
Interest on short term debt	31	47
Interest on long term debt	388	388

Total interest expense	2,007	2,394

Net interest income	9,937	9,221

Provision for loan losses	1,689	1,235

Net interest income after provision for loan losses	8,248	7,986

Other operating income:
Wealth management fees	1,380	1,204
Service charges and fees on deposit accounts	747	769
Rental income	42	69
Mortgage banking income	219	212
Interchange income	340	284
Other	546	395

Total other operating income	3,274	2,933

Other operating expenses:
Salaries, wages and employee benefits	6,427	5,934
Occupancy	644	641
Furniture and equipment	299	329
Professional services	513	589
Data processing	793	725
Business development	428	431
FDIC Insurance	539	534
Non performing assets	261	157
Other	(461)	882

Total other operating expenses	9,443	10,222

Income before tax	2,079	697
Federal and state income tax	462	75

Net income	$1,617	$622

Basic earnings per share	$0.70	$0.27

Diluted earnings per share	$0.67	$0.26

See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation
Consolidated Statements of Cash Flows
(Unaudited, Dollars in thousands)

	Three months ended
	March 31,
	2011	2010

Operating Activities
Net Income	$1,617	$622
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	1,689	1,235
Proceeds from sale of residential mortgage loans	13,930	9,844
Origination of loans held for sale	(12,506)	(7,967)
Depreciation and amortization	383	381
Fair value adjustment on mortgage servicing rights	33	88
Gain on sale of loans	(136)	(200)
Net gain on sales and writedowns of other real estate and repossessions	(105)	(37)
Net increase in deferred income taxes	(32)	(627)
Net increase in bank owned life insurance	(87)	(98)
Excess tax benefit from deferred stock compensation	(3)	(22)
Net accretion of discounts and amortization of premiums on investments	478	279
Compensation expense related to restricted stock and options	608	411
Changes in assets and liabilities:
Accrued interest receivable	(533)	(237)
Other assets	92	217
Other liabilities	718	1,623

Net cash provided by operating activities	6,146	5,512

Investing Activities
Proceeds from maturities of investment securities held to maturity	13,155	9,075
Proceeds from maturities of investment securities available for sale	10,202	—
Purchases of investment securities held to maturity	(50,684)	(1,004)
Purchases of investment securities available for sale	(15,900)	—
Net increase in loans	(29,195)	(7,353)
Proceeds from sale of loans	4,825	—
Proceeds from sales of other real estate and repossessions	358	1,884
Purchases of bank premises and equipment	(236)	(112)

Net cash provided (used) by investing activities	(67,475)	2,490

Financing Activities
Net increase in deposits	24,514	30,956
Net increase in short term borrowings	2,388	11,238
Net change in revolving line of credit	(63)	(63)
Income tax benefit from deferred stock compensation	3	22
Proceeds from issuance of stock	23	131
Repurchase of stock	(33)	(176)

Net cash provided by financing activities	26,832	42,108

Increase (decrease) in cash and cash equivalents	(34,497)	50,110

Cash and cash equivalents at beginning of year	293,518	151,617

Cash and cash equivalents at end of year	$259,021	$201,727

Supplemental cash flow information
Interest paid	$2,409	$2,943
Supplemental non cash disclosure
Loan balances transferred to foreclosed real estate	$88	$112
See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation
Consolidated Statement of Shareholders’ Equity
(Unaudited, Dollars in thousands except share data)

					Accumulated
			Additional		Other
	Common	Treasury	Paid In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income	TOTAL

Balance at January 1, 2010	$34,440	$(20,346)	$10,873	$48,067	$(3)	$73,031

Comprehensive income:
Net income	—	—	—	622	—	622
Other comprehensive income
Net unrealized gain on investments, net of tax of $117	—	—	—	—	179	179

Total comprehensive income						801

Income tax benefit from deferred stock compensation	—	—	22	—	—	22
Issuance of stock 5,300 shares of common stock under stock-based compensation plans	141	—	(10)	—	—	131
Repurchase of stock 4,708 shares of common stock	—	(176)	—	—	—	(176)
Stock based compensation earned	—	—	411	—	—	411

Balance at March 31, 2010	$34,581	$(20,522)	$11,296	$48,689	$176	$74,220

Balance at January 1, 2011	$35,269	$(20,953)	$12,866	$51,853	$322	$79,357

Comprehensive income:
Net income	—	—	—	1,617	—	1,617
Other comprehensive income
Net unrealized loss on investments, net of tax of $32	—	—	—	—	(49)	(49)

Total comprehensive income						1,568

Income tax benefit from deferred stock compensation	—	—	3	—	—	3
Issuance of 800 shares of common stock under stock-based compensation plans	25	—	(2)	—	—	23
Repurchase of 800 shares of common stock	—	(33)	—	—	—	(33)
Stock based compensation earned	—	—	608	—	—	608

Balance at March 31, 2011	$35,294	$(20,986)	$13,475	$53,470	$273	$81,526

See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation
Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)
Note 1: Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of The National Bank of Indianapolis Corporation (“Corporation”) and its wholly-owned subsidiary, The National Bank of Indianapolis (“Bank”). All intercompany transactions between the Corporation and its subsidiary have been properly eliminated. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s Form 10-K for the year ended December 31, 2010.
Note 2: Investment Securities
The following is a summary of available-for-sale and held-to-maturity securities:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value
March 31, 2011
Available-for-sale
U.S. Treasury securities	$14,403	$1	$—	$14,404
U.S. Government agencies	66,249	451	—	66,700

Total available-for-sale	$80,652	$452	$—	$81,104

		Gross	Gross	Estimated
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gain	(Loss)	Value
Held-to-maturity
Municipal securities	$60,650	$2,800	$(31)	$63,419
Collateralized mortgage obligations, residential	89,801	451	(406)	89,846
Mortgage backed securities, residential	1,316	36	—	1,352
Other securities	150	—	—	150

Total Held-to-maturity	$151,917	$3,287	$(437)	$154,767

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value
December 31, 2010
Available-for-sale
U.S. Treasury securities	$8,700	$—	$—	$8,700
U.S. Government agencies	66,444	535	(2)	66,977

Total available-for-sale	$75,144	$535	$(2)	$75,677

		Gross	Gross	Estimated
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gain	(Loss)	Value
Held-to-maturity
Municipal securities	$55,429	$2,121	$(115)	$57,435
Collateralized mortgage obligations, residential	57,569	714	(139)	58,144
Mortgage backed securities, residential	1,528	45	—	1,573
Other securities	150	—	—	150

Total Held-to-maturity	$114,676	$2,880	$(254)	$117,302

Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)
There were no sales of securities during the three month period ending March 31, 2011 and 2010.
The fair value of debt securities and carrying amount, if different, at March 31, 2011, by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	March 31, 2011
	Amortized	Fair
	Cost	Value
Available-for-sale
Due in one year or less	$44,758	$44,832
Due from one to five years	35,894	36,272

Total	$80,652	$81,104

Held-to-maturity
Due in one year or less	$50	$50
Due from one to five years	5,891	6,290
Due from five to ten years	38,902	41,044
Due after ten years	15,957	16,185
CMO/Mortgage-backed, residential	91,117	91,198

Total	$151,917	$154,767

Investment securities with a carrying value of approximately $112 million and $103 million were pledged as collateral for Wealth Management accounts, U.S. Department of Justice for bankruptcy accounts on deposit, and securities sold under agreements to repurchase at March 31, 2011, and December 31, 2010, respectively.
Securities with unrealized losses at March 31, 2011, and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Loss)	Value	(Loss)	Value	(Loss)
March 31, 2011
Available-for-sale
None	$—	$—	$—	$—	$—	$—

Held-to-maturity
Collateralized mortgage obligations, residential	$58,684	$(406)	$—	$—	$58,684	$(406)
Municipal securities	3,928	(31)	—	—	3,928	(31)

Total Held-to-maturity	$62,612	$(437)	$—	$—	$62,612	$(437)

December 31, 2010
Available-for-sale
U.S. Government agencies	$16,070	$(2)	$—	$—	$16,070	$(2)

Total available-for-sale	$16,070	$(2)	$—	$—	$16,070	$(2)

Held-to-maturity
Collateralized mortgage obligations, residential	$12,744	$(139)	$—	$—	$12,744	$(139)
Municipal securities	8,358	(115)	—	—	8,358	(115)

Total Held-to-maturity	$21,102	$(254)	$—	$—	$21,102	$(254)

In determining other-than-temporary-impairment (OTTI) for debt securities, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Corporation has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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
As of March 31, 2011, the Corporation held 26 investments of which the amortized cost was greater than fair value. The Corporation has no securities in which OTTI has been recorded.
There were no unrealized losses for investments classified as available-for-sale.
The unrealized losses for investments classified as held-to-maturity are attributable to changes in interest rates and/or economic environment and individually were 2.33% or less of their respective amortized costs. The unrealized losses relate primarily to residential collateralized mortgage obligations and securities issued by various municipalities. The residential collateralized mortgage obligations were purchased in January 2011 and October 2010. There has been an increase in long-term interest rates from the time of the investment purchase and March 31, 2011, which affects the fair value of residential collateralized mortgage obligations. All residential collateralized mortgage obligations are backed by the U.S. Government and its agencies and represent minimal credit risk at this time. The unrealized losses on securities issued by various municipalities were mainly purchased during the first quarter of 2011. The largest unrealized loss relates to one municipal that was purchased February 2011. The credit rating of the individual municipalities is assessed monthly. As of March 31, 2011, all but four of the municipal debt securities were rated BBB or better (as a result of insurance of the underlying rating on the bond). The four municipal debt securities have no underlying rating. Credit reviews of the municipalities have been conducted. As a result, we have determined that all of our non-rated debt securities would be rated a “pass” asset and thus classified as an investment grade security. All interest payments are current for all municipal securities and management expects all to be collected in accordance with contractual terms.
Note 3: Loans
Loans, including unamortized deferred costs net of fees, consist of the following:

	March 31, 2011	December 31, 2010
Residential loans secured by real estate	$257,764	$258,483
Commercial loans secured by real estate	298,237	289,286
Construction loans	43,397	44,639
Other commercial and industrial loans	301,915	287,706
Consumer loans	22,018	20,172

Total loans	923,331	900,286
Net deferred loan costs	223	46
Allowance for loan losses	(16,042)	(15,134)

Total loans, net	$907,512	$885,198

Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)
The Corporation periodically sells residential mortgage loans it originates based on the overall loan demand of the Corporation and outstanding balances of the residential mortgage portfolio.
As of March 31, 2011, and December 31, 2010, there was $86.0 million and $85.9 million, of 1-4 family residential mortgage loans, respectively, pledged as collateral for FHLB advances.
There was an aggregate of $289.2 million and $297.6 million of commercial loans, commercial real estate, and construction loans pledged as collateral at the Federal Reserve Bank Discount Window at March 31, 2011, and December 31, 2010, respectively.
The following table presents the recorded investment in financing receivables by portfolio segment and the related activity in the allowance for loan losses for the period ending March 31, 2011:

	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$11,715	$2,400	$200	$819	$15,134
Loan charge offs	(811)	(122)	(7)	—	(940)
Recoveries	149	8	2	—	159
Provision	2,215	128	148	(802)	1,689

Ending balance	$13,268	$2,414	$343	$17	$16,042

Ending balance: individually evaluated for impairment	$1,774	$724	$—	$—	$2,498

Ending balance: collectively evaluated for impairment	$11,494	$1,690	$343	$17	$13,544

	Commercial	Residential	Consumer	Unallocated	Total
Loans:
Loans individually evaluated for impairment	$9,928	$4,340	$106	N/A	$14,374
Loans collectively evaluated for impairment	633,319	253,926	21,935	N/A	909,180
Accrued interest receivable	1,923	1,278	54	N/A	3,255

Total recorded investment	$645,170	$259,544	$22,095	N/A	$926,809

The following table presents the recorded investment in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method at December 31, 2010:

	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$781	$801	$5	$—	$1,587
Collectively evaluated for impairment	10,934	1,599	195	819	13,547

Total ending allowance balance	$11,715	$2,400	$200	$819	$15,134

Loans:
Loans individually evaluated for impairment	$6,894	$4,165	$111	N/A	$11,170
Loans collectively evaluated for impairment	614,277	254,798	20,087	N/A	889,162
Accrued interest receivable	1,884	1,188	43	N/A	3,115

Total recorded investment	$623,055	$260,151	$20,241	N/A	$903,447

Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)
Activity in the allowance for loan losses was as follows for the three month period ending March 31, 2010:

Beginning balance	$13,716
Loan charge offs	(208)
Recoveries	16
Provision for loan losses	1,235

Ending balance	$14,759

Loans are considered to be impaired when it is determined that the obligor will not pay all contractual principal and interest when due. The following table presents loans individually evaluated for impairment by class of loans at March 31, 2011:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated
With no related allowance recorded:
Commercial
Commercial & industrial	$3,981	$2,814	$—
Commercial real estate	2,436	2,244	—
Construction	1,490	961	—
Residential
1-4 family	1,039	681	—
Home equity	1,696	1,531	—
Consumer
Personal	106	106	—
Installment	—	—	—
Overdraft	—	—	—
Credit cards	—	—	—
With an allowance recorded:
Commercial
Commercial & industrial	991	991	706
Commercial real estate	353	353	101
Construction	2,565	2,565	967
Residential
1-4 family	188	186	47
Home equity	1,942	1,942	677
Consumer
Personal	—	—	—
Installment	—	—	—
Overdraft	—	—	—
Credit cards	—	—	—

Total	$16,787	$14,374	$2,498

Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)
The following table presents loans individually evaluated for impairment by class of loans at December 31, 2010:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated
With no related allowance recorded:
Commercial
Commercial & industrial	$3,467	$2,524	$—
Commercial real estate	2,150	2,076	—
Construction	1,490	1,251	—
Residential
1-4 family	1,080	710	—
Home equity	729	630	—
Consumer
Personal	106	106	—
Installment	—	—	—
Overdraft	—	—	—
Credit cards	—	—	—
With an allowance recorded:
Commercial
Commercial & industrial	1,043	1,043	781
Commercial real estate	—	—	—
Construction	—	—	—
Residential
1-4 family	56	56	20
Home equity	2,769	2,769	781
Consumer
Personal	—	—	—
Installment	—	—	—
Overdraft	—	—	—
Credit cards	5	5	5

Total	$12,895	$11,170	$1,587

The following table presents the average balance of individually impaired loans by class for the period ending March 31, 2011:

Commercial
Commercial & industrial	$3,868
Commercial real estate	2,346
Construction	2,009
Residential
1-4 family	826
Home equity	3,492
Consumer
Personal	106
Installment	—
Overdraft	—
Credit cards	3

Total	$12,650

The average balance of individually impaired loans for the year ending March 31, 2010, was $15.2 million.
There was no interest income recorded on a cash or accrual basis for any class of impaired loans for the three month period ending March 31, 2011, and 2010.

Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)
The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans at March 31, 2011, and December 31, 2010:

			Loans Past Due
	Nonaccrual		Over 90 Days Still Accruing
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Commercial
Commercial & industrial	$3,805	$3,567	$—	$—
Commercial real estate	2,597	2,076	—	—
Construction	3,526	1,251	—	—
Residential
1-4 family	799	766	—	—
Home equity	3,473	3,399	—	—
Consumer
Personal	106	106	—	—
Installment	—	—	—	—
Overdraft	—	—	—	—
Credit cards	—	—	—	5

Total	$14,306	$11,165	$—	$5

The following table presents the aging of the recorded investment in past due loans, including nonaccrual loans, by class of loans at March 31, 2011:

	30 – 89	Greater than
	Days	90 Days	Total
	Past Due	Past Due	Past Due
Commercial
Commercial & industrial	$1,474	$1,204	$2,678
Commercial real estate	653	1,536	2,189
Construction	95	960	1,055
Residential
1-4 family	1,783	287	2,070
Home equity	26	1,346	1,372
Consumer
Personal	—	106	106
Installment	9	—	9
Overdraft	—	—	—
Credit cards	39	—	39

Total	$4,079	$5,439	$9,518

Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)
The following table presents the aging of the recorded investment in past due loans, including nonaccrual loans, by class of loans at December 31, 2010:

	30 – 89	Greater than
	Days	90 Days	Total
	Past Due	Past Due	Past Due
Commercial
Commercial & industrial	$667	$1,501	$2,168
Commercial real estate	1,644	1,815	3,459
Construction	205	1,251	1,456
Residential
1-4 family	1,785	289	2,074
Home equity	1,024	430	1,454
Consumer
Personal	850	106	956
Installment	14	—	14
Overdraft	—	—	—
Credit cards	39	5	44

Total	$6,228	$5,397	$11,625

Troubled Debt Restructurings:
The Corporation has allocated $878 thousand and $0 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2011, and December 31, 2010, respectively. The Corporation has not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings as of March 31, 2011, and December 31, 2010.
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

Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Based on the most recent analysis performed, the risk rating of the loans by class of loans is as follows:

	Not		Special
March 31, 2011	Rated	Pass	Mention	Substandard	Doubtful
Commercial
Commercial & industrial	$—	$280,280	$6,454	$15,340	$—
Commercial real estate	—	260,859	15,809	21,155	—
Construction	—	32,015	844	10,491	—

Total	$—	$573,154	$23,107	$46,986	$—

	Not		Special
December 31, 2010	Rated	Pass	Mention	Substandard	Doubtful
Commercial
Commercial & industrial	$—	$265,528	$7,893	$14,122	$—
Commercial real estate	—	256,866	24,745	7,402	—
Construction	—	31,458	6,499	6,658	—

Total	$—	$553,852	$39,137	$28,182	$—

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which are previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity.

	Consumer				Residential
March 31, 2011	Personal	Installment	Overdraft	Credit cards	1-4 family	Home equity

Performing	$16,098	$880	$540	$4,417	$110,014	$143,911
Nonperforming	106	—	—	—	867	3,473

Total	$16,204	$880	$540	$4,417	$110,881	$147,384

	Consumer				Residential
December 31, 2010	Personal	Installment	Overdraft	Credit cards	1-4 family	Home equity

Performing	$14,158	$885	$620	$4,424	$109,360	$145,438
Nonperforming	106	—	—	5	766	3,399

Total	$14,264	$885	$620	$4,429	$110,126	$148,837

Note 4: Real Estate Owned
Activity in real estate owned was as follows:

	Three months ended
	March 31,
	2011	2010
Balance at beginning of period	$9,574	$8,432
Additions	88	112
Write downs	(202)	(19)
Sales	(51)	(1,828)

Balance at end of period	$9,409	$6,697

Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)
Expenses related to real estate owned include:

	Three months ended
	March 31,
	2011	2010
Net gain on sales	$(307)	$(56)
Write downs	202	19
Operating expenses, net of rental income	172	136

	$67	$99

Note 5: Mortgage Banking Activities
The unpaid principal balances of mortgage loans serviced for others were $190.4 million and $183.2 million at March 31, 2011, and December 31, 2010, respectively.
Custodial escrow balances maintained in connection with serviced loans were $1.5 million and $725 thousand at March 31, 2011, and December 31, 2010, respectively.
The following table includes activity for mortgage servicing rights:

	Three months ended	Twelve months ended
	March 31, 2011	December 31, 2010
Balance at beginning of period	$1,624	$1,459
Plus additions	160	692
Fair value adjustments	(33)	(527)

Balance at end of period	$1,751	$1,624

Mortgage servicing rights are carried at fair value at March 31, 2011, and December 31, 2010. Fair value at March 31, 2011, was determined using discount rates ranging from 10.6% to 15.0%, prepayment speeds ranging from 3.83% to 24.12%, depending on the stratification of the specific right, and a weighted average default rate of 0.40%. Fair value at December 31, 2010, was determined using discount rates ranging from 10.6% to 16.0%, prepayment speeds ranging from 6.39% to 23.08%, depending on the stratification of the specific right, and a weighted average default rate of 0.39%.
Note 6: Stock Based Compensation
During the first quarter of 2011, one officer of the Corporation exercised options to purchase 800 common shares in the aggregate. The weighted average exercise price was $27.75 and the weighted average fair market value of the stock was $41.49.
Due to the exercise of these options for the three months ended March 31, 2011, the Corporation will receive a deduction for tax purposes for the difference between the fair value of the stock at the date of grant and the date of exercise. The Corporation recorded an income tax benefit of $3 thousand as additional paid in capital for the three months ended March 31, 2011, as per guidance issued by the Financial Accounting Standards Board (FASB) on stock compensation.

Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)
Note 7: Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
	March 31,
	2011	2010

Basic average shares outstanding	2,317,751	2,307,356

Net income	$1,617	$622

Basic net income per common share	$0.70	$0.27

Diluted
Average shares outstanding	2,317,751	2,307,356
Nonvested restricted stock	82,967	35,189
Net effect of the assumed exercise of stock options	21,742	20,007

Diluted average shares	2,422,460	2,362,552

Net income	$1,617	$622

Diluted net income per common share	$0.67	$0.26

For the three month period ending March 31, 2011 and 2010, options to purchase 183,800 and 189,400 shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.
There were no antidilutive restricted shares for the three month period ending March 31, 2011. For the three month period ending March 31, 2010, 4,325 restricted shares were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.
Note 8: Comprehensive Income
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale. Following is a summary of other comprehensive income (loss):

	Three months ended
	March 31,
	2011	2010
Net income	$1,617	$622
Other comprehensive income (loss)
Change in securities available for sale:
Net unrealized gains (loss) during the period	(81)	296
Tax effect	32	(117)

Total other comprehensive income (loss)	(49)	179

Comprehensive income	$1,568	$801

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

Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)
The contractual amount of financial instruments with off-balance sheet risk was as follows:

	March 31, 2011	December 31, 2010
Unused commercial credit lines	$209,053	$222,387
Unused revolving home equity and credit card lines	112,555	107,712
Standby letters of credit	7,908	7,712
Demand deposit account lines of credit	2,608	2,596

	$332,124	$340,407

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
As of March 31, 2011, the Corporation had committed to fund $2.1 million in commercial and residential mortgages.
Other than routine litigation incidental to business and based on the information presently available, the Corporation believes that the total amounts, if any, that will ultimately be paid arising from these claims and legal actions are reflected in the consolidated results of operations and financial position.
Note 10: Fair Value
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

Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using:
		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2011
Assets:
Available-for-sale securities:
U.S. Treasury securities	$14,404	$—	$14,404	$—
U.S. Government agencies	66,700	—	66,700	—
Mortgage servicing rights	1,751	—	1,751	—

December 31, 2010
Assets:
Available-for-sale securities:
U.S. Treasury securities	$8,700	$—	$8,700	$—
U.S. Government agencies	66,977	—	66,977	—
Mortgage servicing rights	1,624	—	1,624	—
There were no significant transfers between Level 1 and Level 2 during the three month period ending March 31, 2011.
Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using:
		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2011
Assets:
Impaired loans
Commercial	$2,134	$—	$—	$2,134
Residential	1,404	—	—	1,404
Consumer	—	—	—	—
Other real estate
Commercial	4,342	—	—	4,342
Residential	134	—	—	134
Consumer	—	—	—	—

December 31, 2010
Assets:
Impaired loans
Commercial	$262	$—	$—	$262
Residential	2,024	—	—	2,024
Consumer	—	—	—	—
Other real estate
Commercial	4,826	—	—	4,826
Residential	97	—	—	97
Consumer	—	—	—	—

Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)
The following represent impairment charges recognized during the period:
Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $6.0 million, with a valuation allowance of $2.5 million, at March 31, 2011. This resulted in an additional provision for loan losses of $925 thousand for the three month period ending March 31, 2011. At December 31, 2010, impaired loans had a carrying amount of $3.9 million, with a valuation allowance of $1.6 million. This resulted in an additional provision for loan losses of $1.4 million for the year ending December 31, 2010.
Other real estate that has been written down to fair value less costs to sell subsequent to being transferred to other real estate had a carrying amount of $4.5 million at March 31, 2011. At December 31, 2010, other real estate that has been written down to fair value less costs to sell subsequent to being transferred to other real estate had a carrying amount of $4.9 million. There was a charge to earnings through non performing asset expense of $202 thousand and $1.1 million for the three month period ending March 31, 2011, and the year ending December 31, 2010, respectively, for the write down of other real estate.
The estimated fair value of the Corporation’s financial instruments is as follows:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets
Cash and due from banks	$237,374	$237,374	$276,409	$276,409
Federal funds sold	20,647	20,647	16,109	16,109
Reverse repurchase agreements	1,000	1,000	1,000	1,000
Investment securities available-for-sale	81,104	81,104	75,677	75,677
Investment securities held-to-maturity	151,917	154,767	114,676	117,302
Loans held for sale	415	415	1,424	1,424
Net loans	907,512	916,310	885,198	893,665
Federal Reserve and FHLB stock	3,065	N/A	3,065	N/A
Accrued interest receivable	4,749	4,749	4,216	4,216

Liabilities
Deposits	1,263,354	1,262,747	1,238,840	1,238,175
Repurchase agreements and other secured short-term borrowings	95,911	95,960	93,523	93,554
Short-term debt	2,625	2,625	2,688	2,688
Subordinated debt	5,000	5,000	5,000	5,000
Junior subordinated debt	13,918	10,280	13,918	10,245
Accrued interest payable	1,001	1,001	1,498	1,498
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

Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)
Note 11: Adoption of New Accounting Standards
In January 2011, the FASB deferred the effective date of Disclosures about Troubled Debt Restructurings (“TDRs”). This delay was intended to allow the Board time to complete deliberations on what constitutes a TDR. The effective date of the new disclosures regarding TDRs for public entities and the guidelines for determining what constitutes a troubled debt restructuring will be effective upon issuance. The adoption of this standard is not expected to have a material effect on the Corporation’s results of operations or financial position.
In April 2011, the FASB issued updated guidance for determining whether a restructuring is a troubled debt restructuring. In determining whether a restructuring of a financing receivable is a troubled debt restructuring, the creditor must separately conclude that both the restructuring of the debt constitutes a concession and the debtor is experiencing financial difficulties.
When evaluating whether a concession has been made, the creditor must determine if the debtor has access to funds at a market rate for debt with similar risk characteristics as the restructured debt. If not, the restructuring would be considered to be a below-market rate, which may indicate that the creditor has been granted a concession. Further, a temporary or permanent increase in the contractual interest as a result of a restructuring does not preclude the restructuring from being considered a concession since the new contractual interest rate on the restructured debt could still be below the market interest rate for new debt with similar risk characteristics.
Once it has been determined that a debtor has been given a concession, the creditor must then determine if the debtor is experiencing financial difficulties. The update provides guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties by requiring the creditor to consider whether it is probable that the debtor would be in payment default on any of its debt in the foreseeable future without a modification.
In addition, the update clarifies that the creditor is precluded from using the effective interest rate test in the debtor’s guidance on restricting of payable when evaluating whether a restructuring constitutes a troubled debt restructuring.
The updated guidance is effective for public entities beginning with the first interim or annual period on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired and for those receivables, the entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. Early adoption is permitted. Management continues to evaluate the impact of the adoption of this update, but does not anticipate it to have a significant impact on the Corporation’s financial statements.

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
The primary source of the Bank’s revenue is net interest income from loans and deposits and fees from financial services provided to customers. Overall economic factors, including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace, tend to influence business volumes.
The Corporation recorded net income of $1.6 million or $0.67 per diluted share for the three month period ending March 31, 2011, as compared to $622 thousand or $0.26 per diluted share for the three month period ending March 31, 2010.
The risks and challenges that management believes will be important for the remainder of 2011 are price competition for loans and deposits by competitors, marketplace credit effects, continued spread compression, a slow recovery of the local economy that could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans, and the lingering effects from the financial crisis in the U.S. market and foreign markets.
The Corporation has determined that it has one reportable segment, banking services. The Bank provides a full range of deposit, credit, and money management services to its target markets, which are small to medium size businesses, affluent executive and professional individuals, and not-for-profit organizations in the Indianapolis Metropolitan Statistical Area of Indiana.
Forward-Looking Information
This section contains forward-looking statements. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, the Corporation’s ability to execute its business plans; changes in general economic and financial market conditions; changes in interest rates; changes in competitive conditions; continuing consolidation in the financial services industry; new litigation or changes in existing litigation; losses, customer bankruptcy, claims and assessments; changes in banking regulations or other regulatory or legislative requirements that impact the Corporation’s business; and changes in accounting policies and procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements is available in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
Results of Operations
Net Interest Income
The Corporation’s results of operations depend primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. The Corporation had net interest income fully taxable equivalent (“FTE”) of $10.4 million for the three month period ending March 31, 2011, as compared to net interest income FTE of $9.5 million for the three month period ending March 31, 2010. The increase in net interest income FTE is due to an increase in total earning assets of $196.8 million for the three month period ending March 31, 2011, as compared to the three month period ending March 31, 2010. Additionally, total interest bearing liabilities increased $165.6 million for the three month period ending March 31, 2011, as compared to the three month period ending March 31, 2010. The net interest income spread FTE decreased 0.18% to 2.93% for the three month period ending March 31, 2011, from 3.11% for the three month period ending March 31, 2010. The contribution of non-interest bearing funds decreased 0.04% to 0.11% from 0.15% for the three month period ending March 31, 2011 and 2010, respectively, resulting in an overall decrease to the net interest margin FTE to 3.04% from 3.26% for the three month period ending March 31, 2011 and 2010, respectively.

The following table details average balances, interest income/expense average rates/yields for the Corporation’s earning assets and interest bearing liabilities at the dates indicated.

	Three months ended
	March 31,
	2011			2010
		Interest	Average		Interest	Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Assets:
Interest bearing due from banks	$213,117	$132	0.25%	$138,641	$86	0.25%
Reverse repurchase agreements	1,000	—	0.01%	1,000	—	0.01%
Federal funds	17,971	11	0.24%	1,328	1	0.30%
Non taxable investment securities — FTE	56,629	811	5.73%	53,241	753	5.66%
Taxable investment securities	167,012	706	1.69%	108,190	583	2.16%
Loans (gross) — FTE	910,101	10,718	4.71%	866,657	10,497	4.84%

Total earning assets	$1,365,830	$12,378	3.63%	$1,169,057	$11,920	4.08%
Non-earning assets	90,460			90,568

Total assets	$1,456,290			$1,259,625

Liabilities:
Interest bearing DDA	$210,208	$88	0.17%	$196,554	$137	0.28%
Savings	634,681	732	0.46%	477,445	717	0.60%
CD’s under $100	70,787	240	1.36%	61,869	311	2.01%
CD’s over $100	97,382	360	1.48%	126,357	599	1.90%
Individual retirement accounts	22,119	96	1.74%	22,373	124	2.22%
Repurchase agreements and other secured short term borrowings	98,161	72	0.29%	81,727	71	0.35%
Short-term debt	2,686	31	4.62%	4,138	47	4.54%
Subordinated debt	5,000	19	1.52%	5,000	19	1.52%
Long term debt	13,918	369	10.60%	13,918	369	10.60%

Total interest bearing liabilities	$1,154,942	$2,007	0.70%	$989,381	$2,394	0.97%
Non-interest bearing liabilities	213,958			191,922
Other liabilities	6,693			4,377

Total liabilities	$1,375,593			$1,185,680
Equity	80,697			73,945

Total liabilities & equity	$1,456,290			$1,259,625

Recap:
Interest income — FTE		$12,378	3.63%		$11,920	4.08%
Interest expense		2,007	0.70%		$2,394	0.97%

Net interest income/spread — FTE		$10,371	2.93%		$9,526	3.11%

Contribution of non-interest bearing funds			0.11%			0.15%

Net interest margin — FTE			3.04%			3.26%

Notes to the average balance and interest rate tables:
•	Average balances are computed using daily actual balances.
•	The average loan balance includes loans held for sale, non-accrual loans and the interest recognized prior to becoming non-accrual is reflected in the interest income for loans.

•	Interest income on loans includes loan costs net of loan fees, of $185 thousand and $158 thousand, for the three month period ending March 31, 2011 and 2010, respectively.
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

•	Net interest spread on a fully taxable equivalent is the difference between the fully taxable equivalent rate earned on interest earning assets less the rate expensed on interest bearing liabilities.
•
Net interest margin represents net interest income on a fully taxable equivalent basis as a percentage of average interest earning assets. Net interest margin is affected by both the interest rate spread and the level of non-interest bearing sources of funds, primarily consisting of demand deposits and shareholders’ equity.

•
Interest income on a fully taxable equivalent basis includes the additional amount of interest income that would have been earned on tax exempt loans and if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income. Interest income on tax exempt loans and municipal securities has been calculated on a fully taxable equivalent basis using a federal and state income tax blended rate of 40%. The appropriate tax equivalent adjustments to interest income on loans was $147 thousand and $40 thousand for the three month period ending March 31, 2011 and 2010, respectively. The appropriate tax equivalent adjustments to interest income on municipal securities was $287 thousand and $265 thousand for the three month period ending March 31, 2011 and 2010, respectively.

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
The provision for loan losses was $1.7 million and $1.2 million, for the three month period ending March 31, 2011 and 2010, respectively. The increase in the provision for loan losses for the three month period ending March 31, 2011, compared to the three month period ending March 31, 2010, is due to an increase in charge offs relating to specific commercial loans. The change in the unallocated reserve of $802 thousand from $819 thousand at December 31, 2010, to $17 thousand at March 31, 2011, was due to the reallocation of the allowance held for commercial loans as a result of the specific identification of weakened commercial loans.

Based on management’s risk assessment and evaluation of the probable incurred losses of the loan portfolio, management believes that the current allowance for loan losses is adequate to provide for probable incurred losses in the loan portfolio.
The following table details the components of loan loss reserve:

	Three months ended
	March 31,
	2011	2010
Beginning of Period	$15,134	$13,716
Provision for loan losses	1,689	1,235
Chargeoffs
Commercial	811	89
Residential	122	66
Consumer	7	53

	940	208
Recoveries
Commercial	149	8
Residential	8	7
Consumer	2	1

	159	16

End of Period	$16,042	$14,759

Allowance as a % of Loans	1.74%	1.70%
Loans are considered to be impaired when it is determined that the obligor will not pay all contractual principal and interest when due.
A loan is considered delinquent when a payment has not been made more than 30 days past its contractual due date. Loans past due over 30 days, including past due nonaccrual loans, totaled $9.5 million or 1.03% of total loans at March 31, 2011, compared to $9.3 million or 1.07% of total loans at March 31, 2010.
There were no loans greater than 90 days past due and still accruing interest at March 31, 2011. Loans greater than 90 days past due and still accruing interest at March 31, 2010, totaled approximately $25 thousand. The total amount of nonaccrual loans was $14.3 million at March 31, 2011, compared to $15.1 million at March 31, 2010. Not all nonaccrual loans are 90 days past due.
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
Other Operating Income
The following table details the components of other operating income:

	Three months ended
	March 31,		$	%
	2011	2010	Change	Change
Wealth management fees	$1,380	$1,204	$176	14.6%
Service charges and fees on deposit accounts	747	769	(22)	-2.9%
Rental income	42	69	(27)	-39.1%
Mortgage banking income	219	212	7	3.3%
Interchange income	340	284	56	19.7%
Other	546	395	151	38.2%

Total other operating income	$3,274	$2,933	$341	11.6%

Total other operating income for the three month period ending March 31, 2011, increased as compared to the three month period ending March 31, 2010.
Wealth management fees increased for the three month period ending March 31, 2011, as compared to the three month period ending March 31, 2010. The increase in wealth management fees is attributable to an overall increase in the stock market and estate fees.
Service charges and fees on deposit accounts decreased for the three month period ending March 31, 2011, as compared to the three month period ending March 31, 2010. The decrease is primarily attributable to a decrease in service charges collected for DDA business accounts and overdraft and NSF fees. The decrease is partially offset by an increase in service charges collected for non-profit accounts and wire transfer fees.
Rental income decreased for the three month period ending March 31, 2011, as compared to the three month period ending March 31, 2010. The decrease was primarily due to the refund of the tenant’s operating costs as a result of the annual true up and the Bank occupying more space at the 4930 North Pennsylvania Street location thus reducing the space available for tenants.
Mortgage banking income increased for the three month period ending March 31, 2011, as compared to the three month period ending March 31, 2010. The increase for the three month period ending March 31, 2011, as compared to the three month period ending March 31, 2010, is due to a decrease in the write down of the fair value of mortgage servicing rights (“MSRs”) of $33 thousand for the three month period ending March 31, 2011, as compared to a write down of $88 thousand for the three month period ending March 31, 2010. Offsetting this increase was a decrease in the net gain on the sale of mortgage loans. A net gain on the sale of mortgage loans of $136 thousand was recorded for the three month period ending March 31, 2011, as compared to a net gain on the sale of mortgage loans of $200 thousand for the three month period ending March 31, 2010.
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
Interchange income increased for the three month period ending March 31, 2011, as compared to the three month period ending March 31, 2010. The increase is attributable to higher transaction volumes for debit cards and credit cards during the three month period ending March 31, 2011, as compared to the three month period ending March 31, 2010. The increase is partially offset by an increase in cash back rewards expense for the three month period ending March 31, 2011, as compared to the three month period ending March 31, 2010.
Other income increased for the three month period ending March 31, 2011, as compared to the three month period ending March 31, 2010. The increase is primarily due to an increase in other real estate rental income and prepayment penalties collected. The increase is partially offset by a decrease in letter of credit fees, application fees, bank owned life insurance income, Dreyfus money market funds sweep fees, and late fee income.

Other Operating Expenses
The following table details the components of other operating expense:

	Three months ended
	March 31,		$	%
	2011	2010	Change	Change
Salaries, wages and employee benefits	$6,427	$5,934	$493	8.3%
Occupancy	644	641	3	0.5%
Furniture and equipment	299	329	(30)	-9.1%
Professional services	513	589	(76)	-12.9%
Data processing	793	725	68	9.4%
Business development	428	431	(3)	-0.7%
FDIC Insurance	539	534	5	0.9%
Non performing assets	261	157	104	66.2%
Other	(461)	882	(1,343)	-152.3%

Total other operating expenses	$9,443	$10,222	$(779)	-7.6%

Total other operating expenses for the three month period ending March 31, 2011, decreased as compared to the three month period ending March 31, 2010.
Salaries, wages, and employee benefits increased for the three month period ending March 31, 2011, as compared to the three month period ending March 31, 2010. The increase is the result of increased salary expense, employer FICA expense, federal and state unemployment tax expense, contract labor, group medical benefits, 401K expense, and deferred compensation. The increase is partially offset by a decrease in direct loan origination costs.
Occupancy expense increased for the three month period ending March 31, 2011, as compared to the three month period ending March 31, 2010. The increase is due to an increase in real estate taxes, building and improvements depreciation expense, and utilities expense. The increase is partially offset by a decrease in building and property repair expense, land and leasehold improvements depreciation expense, snow removal, management fees, building cleaning and supplies, and building maintenance
Furniture and equipment expense decreased for the three month period ending March 31, 2011, as compared to the three month period ending March 31, 2010. This decrease is due to a decrease in furniture, fixture, and equipment purchased for less than $500 and expensed and maintenance contracts.
Professional services expense decreased for the three month period ending March 31, 2011, as compared to the three month period ending March 31, 2010. The decrease is due to a decrease in consulting fees, advertising agency fees, attorney fees, design services, accounting fees, and courier service. The decrease is partially offset by an increase in extended audit services.
Data processing expenses increased for the three month period ending March 31, 2011, as compared to the three month period ending March 31, 2010. The increase is due to an increase in bill payment services, ATM/debit cards, credit cards, transaction processing fees and mutual fund expense for Wealth Management accounts, remote deposit capture fees, computer software, and software maintenance. The increase is partially offset by a decrease in service bureau fees of the Bank.
Business development expenses decreased for the three month period ending March 31, 2011, as compared to the three period ending March 31, 2010. The decrease is due to a decrease in direct mail campaign, grand opening expense, and customer entertainment. The decrease is partially offset by an increase in customer relations, market research, and public relations.

FDIC insurance expense increased for the three month period ending March 31, 2011, as compared to the three month period ending March 31, 2010. The increase is due to an increase in the FDIC assessment because of higher deposits period over period.
Nonperforming assets expenses increased for the three month period ending March 31, 2011, as compared to the three month period ending March 31, 2010. This increase is due to the write down of the carrying value of other real estate owned period over period. Also contributing to the increase is an increase in real estate taxes, lawn maintenance, and appraisal fees related to other real estate owned by the Corporation. The increase is partially offset by gains on the sale of other real estate and a decrease in classified loan expense.
Other expenses decreased for the three month period ending March 31, 2011, as compared to the three period ending March 31, 2010. The decrease is due to a reversal of a $1.0 million accrual established by the Corporation in 2008 relating to a certain deposit account. In addition, the Corporation recovered $395 thousand related to a wire transfer inadvertently sent to the wrong beneficiary in 2010.
Federal and State Income Tax
The statutory rate reconciliation is as follows:

	Three months ended
	March 31,
	2011	2010

Income before federal and state income tax	$2,079	$697

Tax expense at federal statutory rate	707	237

Increase (decrease) in taxes resulting from:
State income tax	58	25
Tax exempt interest	(278)	(178)
Other	(25)	(9)

Total income tax	$462	$75

Financial Condition
Total assets increased $30.0 million from $1.441 billion at December 31, 2010, to $1.471 billion at March 31, 2011. The increase is the result of an increase of $42.6 million in investment securities and an increase of $23.3 million in loans which were offset by a decrease in cash and cash equivalents of $34.5 million. Deposits increased $24.0 million from $1.239 billion at December 31, 2010, to $1.263 billion at March 31, 2011, due to new deposit relationships. The increase in deposits and decrease in cash and cash equivalents funded the increase in loans as well as the purchase of investments securities.
Liquidity and Interest Rate Sensitivity
The Corporation must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Maintaining an adequate liquidity position is accomplished through the management of the liquid assets — those which can be converted into cash — and access to additional sources of funds. The Corporation must monitor its liquidity ratios as established by the Asset Liability Committee (“ALCO”). In addition, the Corporation has established a contingency funding plan to address liquidity needs in the event of depressed economic or market conditions, unexpected events, and/or situations beyond the Corporation’s control. The liquidity position is continually monitored and reviewed by ALCO.
The Corporation has many sources of funds available, they include: cash and due from Federal Reserve, overnight federal funds sold, investments available for sale, maturity of investments held for sale, deposits, Federal Home Loan Bank (“FHLB”) advances, and issuance of debt. Deposits were the most significant funding source and purchases of investment securities held to maturity and available for sale were the most significant use of funds during the three month period ending March 31, 2011. Deposits were the most significant funding source and loans were the most significant use of funds during the three month period ending March 31, 2010.

The Corporation has entered into a $2.0 million revolving line of credit with U.S. Bank which matures on August 31, 2011. Under the terms of the revolving line of credit, the Corporation pays prime plus 1.25% which equated to 4.50% at March 31, 2011. In addition, the Corporation pays a 0.25% fee on the unused portion of the revolving line of credit. As of March 31, 2011, the outstanding balance of the revolving line of credit was $0.
The Corporation also has a $3.0 million one-year term facility with U.S. Bank which matures on August 31, 2011. Under the terms of the one-year term facility, the Corporation pays prime plus 1.25% which equated to 4.50% at March 31, 2011. In addition to quarterly interest payments, the Corporation makes quarterly principal payments of $62.5 thousand. As of March 31, 2011, the outstanding balance of the term facility was $2.6 million.
All of the U.S. Bank agreements contain various financial and non-financial covenants. As of March 31, 2011, the Corporation was in compliance with all covenants.
Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as available for sale, and maturing loans. Interest bearing due from banks represented the Corporation’s primary source of immediate liquidity and averaged $213.1 million and $138.6 million for the three month period ending March 31, 2011, and March 31, 2010, respectively. The Corporation believes these balances are maintained at a level adequate to meet immediate needs. Reverse repurchase agreements may serve as a source of liquidity, but are primarily used as collateral for customer balances in overnight repurchase agreements. Maturities in the Corporation’s loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.
The Corporation’s management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation’s liquidity position.
The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At March 31, 2011, the Corporation’s rate sensitive liabilities exceeded rate sensitive assets due within one year by $130.3 million.
As part of managing liquidity, the Corporation monitors its loan to deposit ratio on a monthly basis. At March 31, 2011, the ratio was 73.1%. This is well within the board approved policy.
The Corporation experienced a decrease in cash and cash equivalents, another primary source of liquidity, of $34.5 million during the three month period ending March 31, 2011. Deposit growth provided net cash of $24.5 million and proceeds from the maturity of investment securities provided cash of $23.4 million. Lending activities used cash of $29.2 million and purchases of investment securities used cash of $66.6 million.
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
On June 29, 2007, the Bank entered into a Subordinated Debenture Purchase Agreement with U.S. Bank in the amount of $5.0 million, which will mature on June 28, 2017. Under the terms of the Subordinated Debenture Purchase Agreement, the Bank pays 3-month London Interbank Offered Rate (LIBOR) plus 1.20% which equated to 1.51% at March 31, 2011. Interest payments are due quarterly.

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
There were no FHLB advances outstanding as of March 31, 2011, or 2010.
The Bank may add indebtedness of this nature in the future if determined to be in the best interest of the Bank.
Capital for the Bank is at or above the well capitalized regulatory requirements at March 31, 2011. Pertinent capital ratios for the Bank as of March 31, 2011, are as follows:

		Well	Adequately
	Actual	Capitalized	Capitalized
Tier 1 risk-based capital ratio	9.3%	6.0%	4.0%
Total risk-based capital ratio	11.1%	10.0%	8.0%
Leverage ratio	6.3%	5.0%	4.0%
Dividends from the Bank to the Corporation may not exceed the net undivided profits of the Bank (included in consolidated retained earnings) for the current calendar year and the two previous calendar years without prior approval from the Office of the Comptroller of the Currency. In addition, Federal banking laws limit the amount of loans the Bank may make to the Corporation, subject to certain collateral requirements. No loans were made by the Bank to the Corporation during the three month period ending March 31, 2011 or 2010. A dividend of $356 thousand and $383 thousand was declared and paid by the Bank to the Corporation during the three month period ending March 31, 2011 and 2010, respectively.
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
On February 18, 2011, the Corporation amended its stock repurchase program. Under the amended repurchase program, the Corporation may repurchase up to 15,000 shares from outside shareholders in addition to the previously approved employee and director repurchase plan. The Corporation anticipates that it will fund purchases under the repurchase program from available working capital.
Under the amended repurchase plan, the Corporation purchased 800 shares during the three month period ending March 31, 2011, and $5.3 million is still available under the new repurchase plan as of March 31, 2011. The stock repurchase program does not require the Corporation to acquire any specific number of shares and may be modified, suspended, extended or terminated by the Corporation at any time without prior notice. The repurchase program will terminate on December 31, 2011, unless earlier suspended or discontinued by the Corporation.

Recent Accounting Pronouncements and Developments
Note 11 to the Consolidated Financial Statements under Item 1 discusses new accounting policies adopted by the Corporation during the first quarter of 2011 and the expected impact of the adoption of the new accounting policies.

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
At March 31, 2011, the interest rate risk position of the Corporation was liability sensitive, meaning net income should decrease as rates rise and increase as rates fall. The Corporation performs a 200 basis point upward and downward interest rate shock to determine whether there would be an adverse impact on its annual net income and that it is within the established policy limits. A downward interest rate shock scenario was not performed due to the low level of current interest rates. The earnings simulation model as of March 31, 2011, projects an approximate decrease of 24.7% in net income in a 200 basis point upward interest rate shock. The Corporation was in violation of its policy limits established by the ALCO policy at March 31, 2011. Management believes there is a 0.00% probability that interest rates would rise 200 basis points immediately. Management performs additional interest rate scenarios that have higher probabilities of occurrence. In these rate scenarios, the change to net income is within established limits.
See “Liquidity and Interest Rate Sensitivity” section of this report for further discussion.
There have been no material changes in the quantitative analysis used by the Corporation since filing the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, (the “2010 Form 10-K”); for further discussion of the quantitative analysis used by the Corporation refer to page 48 of the 2010 Form 10-K filed with the U.S. Securities and Exchange Commission on March 11, 2011.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2011, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures as of March 31, 2011, were effective in ensuring information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
There have been no material changes to the risk factors disclosed in the Corporation’s Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 11, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)
On January 7, 2011, the Corporation sold a total of 800 shares of common stock for proceeds of $22,200 to one officer of the Corporation pursuant to the exercise of stock options by the officer pursuant to an exemption from registration under Sections 3(a)(11) and 4(2) of the Securities Act of 1933, as amended.

(b)	Not applicable.
(c)
The following table sets forth the issuer repurchases of equity securities that are registered by the Corporation pursuant to Section 12 of the Securities Exchange Act of 1934 during the first quarter of 2011.

Maximum
Number (or
Approximate
			Total	Dollar Value)
			Number of	of Shares that
			Shares	May Yet Be
			Purchased as	Purchased
			Part of	Under the
	Total		Publicly	Plans or
	Number of	Average	Announced	Programs
	Shares	Price Paid	Plans or	(Dollars in
Period	Purchased	per Share	Programs**	thousands)

January 1 – January 31, 2011	800	$41.49	800	$5,265

February 1 – February 28, 2011	—	$—	—	$5,265

March 1 – March 31, 2011	—	$—	—	$5,265

Total	800	*	800

*	The weighted average price per share for the period January 2011 through March 2011 was $41.49.

**	All shares repurchased by the Corporation during 2011 were completed pursuant to the repurchase program.

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
On February 18, 2011, the Corporation amended its stock repurchase program. Under the amended repurchase program, the Corporation may repurchase up to 15,000 shares from outside shareholders in addition to the previously approved employee and director repurchase plan. The Corporation anticipates that it will fund purchases under the repurchase program from available working capital.
Under the amended repurchase plan, the Corporation purchased 800 shares during the three month period ending March 31, 2011, and $5.3 million is still available under the new repurchase plan as of March 31, 2011. The stock repurchase program does not require the Corporation to acquire any specific number of shares and may be modified, suspended, extended or terminated by the Corporation at any time without prior notice. The repurchase program will terminate on December 31, 2011, unless earlier suspended or discontinued by the Corporation.

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
Schedule of Named Executive Officers Compensation Arrangements, filed as Exhibit 10.07 to the Corporation’s Form 8-K dated May 18, 2006, is incorporated by reference, as amended by the Corporation’s Form 8-K filed January 6, 2011.

10.08	*	The National Bank of Indianapolis Corporation Amended and Restated 2005 Equity Incentive Plan, filed as Exhibit 10.01 to the Corporation’s Form 8-K dated June 23, 2010, is incorporated by reference.

10.09	*
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

Date: May 6, 2011 THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
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
Schedule of Named Executive Officers Compensation Arrangements, filed as Exhibit 10.07 to the Corporation’s Form 8-K dated May 18, 2006, is incorporated by reference, as amended by the Corporation’s Form 8-K filed January 6, 2011.

10.08	*	The National Bank of Indianapolis Corporation Amended and Restated 2005 Equity Incentive Plan, filed as Exhibit 10.01 to the Corporation’s Form 8-K dated June 23, 2010, is incorporated by reference.

10.09	*
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