Form 10-Q
period 2011-06-30
NATIONAL BANK OF INDIANAPOLIS CORP
filed 2011-08-05
CIK 912382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at August 5, 2011
Common Stock, no par value per share	2,340,609

The National Bank of Indianapolis Corporation
Report on Form 10-Q
for Quarter Ended
June 30, 2011

Part I — Financial Information

Item 1.	Financial Statements
The National Bank of Indianapolis Corporation
Consolidated Balance Sheets
(Unaudited, Dollars in thousands except share data)

	June 30, 2011	December 31, 2010

Assets
Cash and cash equivalents
Cash and due from banks	$38,723	$24,143
Interest bearing due from banks	131,204	252,266
Reverse repurchase agreements	1,000	1,000
Federal funds sold	9,143	16,109

Total cash and cash equivalents	180,070	293,518

Investment securities
Available-for-sale securities	151,769	75,677
Held-to-maturity securities (Fair value of $120,384 at June 30, 2011 and $117,302 at December 31, 2010)	119,364	114,676

Total investment securities	271,133	190,353

Loans held for sale	12,779	1,424
Loans	922,564	900,332
Less: Allowance for loan losses	(16,167)	(15,134)

Net loans	906,397	885,198
Bank owned life insurance	12,109	11,938
Other real estate owned	9,240	9,574
Premises and equipment	25,779	24,852
Deferred tax asset	7,494	8,540
Federal Reserve and FHLB stock at cost	2,990	3,065
Accrued interest	4,383	4,216
Other assets	8,933	8,715

Total assets	$1,441,307	$1,441,393

Liabilities and shareholders’ equity
Deposits:
Noninterest-bearing demand deposits	$220,670	$221,129
Money market and savings deposits	831,649	821,345
Time deposits	184,061	196,366

Total deposits	1,236,380	1,238,840
Repurchase agreements and other secured short term borrowings	91,943	93,523
Short term debt	2,563	2,688
Subordinated debt	5,000	5,000
Junior subordinated debentures owed to unconsolidated subsidiary trust	13,918	13,918
Other liabilities	7,001	8,067

Total liabilities	1,356,805	1,362,036

Shareholders’ equity:
Preferred stock, no par value — authorized 5,000,000 shares	$—	$—
Common stock, no par value — authorized 15,000,000 shares issued 2,882,542 shares at June 30, 2011 and 2,866,641 shares at December 31, 2010	35,823	35,269
Treasury stock, at cost; 573,251 shares at June 30, 2011 and 548,891 shares at December 31, 2010	(22,038)	(20,953)
Additional paid in capital	14,008	12,866
Retained earnings	54,508	51,853
Accumulated other comprehensive income	2,201	322

Total shareholders’ equity	84,502	79,357

Total liabilities and shareholders’ equity	$1,441,307	$1,441,393

See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation
Consolidated Statements of Income
(Unaudited, Dollars in thousands except per share data)

	Three months ended
	June 30,
	2011	2010
Interest income:
Interest and fees on loans	$10,692	$10,529
Interest on investment securities taxable	661	536
Interest on investment securities nontaxable	591	527
Interest on federal funds sold	7	4
Interest on due from banks	115	90

Total interest income	12,066	11,686

Interest expense:
Interest on deposits	1,422	1,808
Interest on other short term borrowings	62	73
Interest on short term debt	32	47
Interest on long term debt	388	388

Total interest expense	1,904	2,316

Net interest income	10,162	9,370

Provision for loan losses	989	1,234

Net interest income after provision for loan losses	9,173	8,136

Other operating income:
Wealth management fees	1,704	1,467
Service charges and fees on deposit accounts	745	749
Rental income	57	76
Mortgage banking income	(2)	268
Interchange income	369	314
Net loss on sale of securities	—	(5)
Other	593	438

Total other operating income	3,466	3,307

Other operating expenses:
Salaries, wages and employee benefits	6,776	6,179
Occupancy	732	647
Furniture and equipment	283	330
Professional services	534	554
Data processing	878	802
Business development	464	459
FDIC Insurance	244	501
Non performing assets	571	147
Other	977	845

Total other operating expenses	11,459	10,464

Income before tax	1,180	979
Federal and state income tax	142	143

Net income	$1,038	$836

Basic earnings per share	$0.45	$0.36

Diluted earnings per share	$0.43	$0.35

See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation
Consolidated Statements of Income
(Unaudited, Dollars in thousands except per share data)

	Six months ended
	June 30,
	2011	2010

Interest income:
Interest and fees on loans	$21,263	$20,986
Interest on investment securities taxable	1,367	1,119
Interest on investment securities nontaxable	1,115	1,015
Interest on federal funds sold	18	5
Interest on due from banks	247	176

Total interest income	24,010	23,301

Interest expense:
Interest on deposits	2,938	3,696
Interest on other short term borrowings	134	144
Interest on short term debt	63	94
Interest on long term debt	776	776

Total interest expense	3,911	4,710

Net interest income	20,099	18,591

Provision for loan losses	2,678	2,469

Net interest income after provision for loan losses	17,421	16,122

Other operating income:
Wealth management fees	3,084	2,671
Service charges and fees on deposit accounts	1,492	1,518
Rental income	99	145
Mortgage banking income	217	480
Interchange income	709	598
Net loss on sale of securities	—	(5)
Other	1,139	833

Total other operating income	6,740	6,240

Other operating expenses:
Salaries, wages and employee benefits	13,203	12,113
Occupancy	1,376	1,288
Furniture and equipment	582	659
Professional services	1,047	1,143
Data processing	1,671	1,527
Business development	892	890
FDIC Insurance	783	1,035
Non performing assets	832	304
Other	516	1,727

Total other operating expenses	20,902	20,686

Income before tax	3,259	1,676
Federal and state income tax	604	218

Net income	$2,655	$1,458

Basic earnings per share	$1.15	$0.63

Diluted earnings per share	$1.09	$0.62

See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation
Consolidated Statements of Cash Flows
(Unaudited, Dollars in thousands)

	Six months ended
	June 30,
	2011	2010

Operating Activities
Net Income	$2,655	$1,458
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	2,678	2,469
Proceeds from sale of residential mortgage loans	22,310	18,777
Origination of loans held for sale	(20,886)	(17,972)
Depreciation and amortization	765	757
Fair value adjustment on mortgage servicing rights	296	438
Loss on sales of investment securities	—	5
Gain on sale of loans	(276)	(714)
Net gain on sales and writedowns of other real estate and repossessions	(43)	(75)
Net increase in deferred income taxes	(187)	(1,031)
Net increase in bank owned life insurance	(171)	(194)
Excess tax benefit from deferred stock compensation	(60)	(50)
Net accretion of discounts and amortization of premiums on investments	1,114	568
Compensation expense related to restricted stock and options	1,162	866
Changes in assets and liabilities:
Accrued interest receivable	(167)	73
Other assets	(439)	(8)
Other liabilities	(1,006)	2,311

Net cash provided by operating activities	7,745	7,678

Investing Activities
Proceeds from maturities of investment securities held to maturity	15,693	13,292
Proceeds from maturities of investment securities available for sale	38,737	5,500
Proceeds from sales of investment securities held to maturity	—	477
Purchases of investment securities held to maturity	(76,455)	(16,057)
Purchases of investment securities available for sale	(56,757)	(12,692)
Net increase in loans	(46,060)	(32,321)
Proceeds from sale of loans	8,448	6,548
Proceeds from sales of other real estate and repossessions	1,609	2,959
Purchases of bank premises and equipment	(1,692)	(347)

Net cash used by investing activities	(116,477)	(32,641)

Financing Activities
Net increase (decrease) in deposits	(2,460)	55,136
Net decrease in short term borrowings	(1,580)	(1,056)
Net change in revolving line of credit	(125)	(125)
Income tax benefit from deferred stock compensation	60	50
Proceeds from issuance of stock	474	492
Repurchase of stock	(1,085)	(380)

Net cash provided (used) by financing activities	(4,716)	54,117

Increase (decrease) in cash and cash equivalents	(113,448)	29,154

Cash and cash equivalents at beginning of year	293,518	151,617

Cash and cash equivalents at end of year	$180,070	$180,771

Supplemental cash flow information
Interest paid	$3,911	$4,835
Income taxes paid	1,143	837
Supplemental non cash disclosure
Held to maturity investments transferred to available for sale investments	$55,429	$—
Loan balances transferred to foreclosed real estate	1,232	822
Loan balances transferred to loans held for sale	18,436	7,353
See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation
Consolidated Statement of Shareholders’ Equity
(Unaudited, Dollars in thousands except share data)

					Accumulated
			Additional		Other
	Common	Treasury	Paid In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income	TOTAL

Balance at January 1, 2010	$34,440	$(20,346)	$10,873	$48,067	$(3)	$73,031

Comprehensive income:
Net income	—	—	—	1,458	—	1,458
Other comprehensive income Net unrealized gain on investments, net of tax of $255	—	—	—	—	388	388

Total comprehensive income						1,846

Income tax benefit from deferred stock compensation	—	—	50	—	—	50
Issuance of stock 18,611 shares of common stock under stock-based compensation plans	581	—	(89)	—	—	492
Repurchase of stock 9,969 shares of common stock	—	(380)	—	—	—	(380)
Stock based compensation earned	—	—	866	—	—	866

Balance at June 30, 2010	$35,021	$(20,726)	$11,700	$49,525	$385	$75,905

Balance at January 1, 2011	$35,269	$(20,953)	$12,866	$51,853	$322	$79,357

Comprehensive income:
Net income	—	—	—	2,655	—	2,655
Other comprehensive income Net unrealized gain on investments, net of tax of $1,233	—	—	—	—	1,879	1,879

Total comprehensive income						4,534

Income tax benefit from deferred stock compensation	—	—	60	—	—	60
Issuance of 15,900 shares of common stock under stock-based compensation plans	554	—	(80)	—	—	474
Repurchase of 24,360 shares of common stock	—	(1,085)	—	—	—	(1,085)
Stock based compensation earned	—	—	1,162	—	—	1,162

Balance at June 30, 2011	$35,823	$(22,038)	$14,008	$54,508	$2,201	$84,502

See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation
Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)
Note 1: Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of The National Bank of Indianapolis Corporation (“Corporation”) and its wholly-owned subsidiary, The National Bank of Indianapolis (“Bank”). All intercompany transactions between the Corporation and its subsidiary have been properly eliminated. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s Form 10-K for the year ended December 31, 2010.
Note 2: Investment Securities
The following is a summary of available-for-sale and held-to-maturity securities:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value
June 30, 2011
Available-for-sale
U.S. Treasury securities	$16,502	$1	$—	$16,503
U.S. Government agencies	66,409	512	—	66,921
Municipal securities	65,213	3,175	(43)	68,345

Total available-for-sale	$148,124	$3,688	$(43)	$151,769

		Gross	Gross	Estimated
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gain	(Loss)	Value
Held-to-maturity
Collateralized mortgage obligations, residential	$118,078	$1,142	$(152)	$119,068
Mortgage backed securities, residential	1,136	30	—	1,166
Other securities	150	—	—	150

Total held-to-maturity	$119,364	$1,172	$(152)	$120,384

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value
December 31, 2010
Available-for-sale
U.S. Treasury securities	$8,700	$—	$—	$8,700
U.S. Government agencies	66,444	535	(2)	66,977

Total available-for-sale	$75,144	$535	$(2)	$75,677

		Gross	Gross	Estimated
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gain	(Loss)	Value
Held-to-maturity
Municipal securities	$55,429	$2,121	$(115)	$57,435
Collateralized mortgage obligations, residential	57,569	714	(139)	58,144
Mortgage backed securities, residential	1,528	45	—	1,573
Other securities	150	—	—	150

Total held-to-maturity	$114,676	$2,880	$(254)	$117,302

Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)
On May 31, 2011, the Corporation transferred the municipal securities, with a net unrecognized gain of $3,478, from held-to-maturity to available-for-sale. This will enable the Corporation to sell a municipal bond if it deems it to be appropriate when there may be an opportunity due to changes in interest rate levels to reposition maturities within the portfolio and the ability to react faster to potential credit problems with non-rated issuers and sell the bond. Since the municipal securities have a longer average life than the remaining securities of the available for sale investment portfolio, it is still the intent of the Corporation to hold the municipal securities until maturity.
There were no sales of securities during the six month period ending June 30, 2011. There was one sale of a held-to maturity municipal security with a net carrying amount of $483 that was sold for a loss of $5 during the six month period ending June 30, 2010. Since the security had a non-rated issuer, a credit review of the municipality was conducted. As a result of the review, it was determined that the investment was no longer considered a pass asset and thus below investment grade. Per investment policy, the Corporation is prohibited from holding any securities below investment grade.
The fair value of debt securities and carrying amount, if different, at June 30, 2011, by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	June 30, 2011
	Amortized	Fair
	Cost	Value
Available-for-sale
Due in one year or less	$50,285	$50,392
Due from one to five years	42,104	43,135
Due from five to ten years	37,946	39,902
Due after ten years	17,789	18,340

Total	$148,124	$151,769

Held-to-maturity
Due in one year or less	$50	$50
Due from one to five years	100	100
CMO/Mortgage-backed, residential	119,214	120,234

Total	$119,364	$120,384

Investment securities with a carrying value of approximately $110,000 and $103,000 were pledged as collateral for Wealth Management accounts, U.S. Department of Justice for bankruptcy accounts on deposit, and securities sold under agreements to repurchase at June 30, 2011, and December 31, 2010, respectively.
Securities with unrealized losses at June 30, 2011, and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Loss)	Value	(Loss)	Value	(Loss)
June 30, 2011
Available-for-sale
Municipal securities	$2,441	$(43)	$—	$—	$2,441	$(43)

Total available-for-sale	$2,441	$(43)	$—	$—	$2,441	$(43)

Held-to-maturity
Collateralized mortgage obligations, residential	$32,186	$(152)	$—	$—	$32,186	$(152)

Total Held-to-maturity	$32,186	$(152)	$—	$—	$32,186	$(152)

Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Loss)	Value	(Loss)	Value	(Loss)
December 31, 2010
Available-for-sale
U.S. Government agencies	$16,070	$(2)	$—	$—	$16,070	$(2)

Total available-for-sale	$16,070	$(2)	$—	$—	$16,070	$(2)

Held-to-maturity
Collateralized mortgage obligations, residential	$12,744	$(139)	$—	$—	$12,744	$(139)
Municipal securities	8,358	(115)	—	—	8,358	(115)

Total Held-to-maturity	$21,102	$(254)	$—	$—	$21,102	$(254)

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
As of June 30, 2011, the Corporation held 15 investments of which the amortized cost was greater than fair value. The Corporation has no securities in which OTTI has been recorded.
The unrealized losses for investments classified as available-for-sale are attributable to changes in interest rates and/or economic environment and individually were 4.30% or less of their respective amortized costs. The unrealized losses are on securities issued by various municipalities and the largest unrealized loss relates to one municipal that was purchased December 1, 2005. The credit rating of the individual municipalities is assessed monthly. As of June 30, 2011, all but four of the municipal debt securities were rated BBB or better (as a result of insurance of the underlying rating on the bond). The four municipal debt securities have no underlying rating. Credit reviews of the municipalities have been conducted. As a result, we have determined that all of our non-rated debt securities would be rated a “pass” asset and thus classified as an investment grade security. All interest payments are current for all municipal securities and management expects all to be collected in accordance with contractual terms.
The unrealized losses for investments classified as held-to-maturity are attributable to changes in interest rates and/or economic environment and individually were 1.27% or less of their respective amortized costs. The unrealized losses relate primarily to residential collateralized mortgage obligations. The residential collateralized mortgage obligations were purchased between October 2010 and May 2011. There has been an increase in long-term interest rates from the time of the investment purchase and June 30, 2011, which affects the fair value of residential collateralized mortgage obligations and prepayment speeds. All residential collateralized mortgage obligations are backed by the U.S. Government and its agencies and represent minimal credit risk at this time.

Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)
Note 3: Loans and Allowance for Loan Losses
Loans, which are principally to borrowers in central Indiana, including unamortized deferred costs net of fees, consist of the following:

	June 30, 2011	December 31, 2010
Residential loans secured by real estate	$247,347	$258,483
Commercial loans secured by real estate	299,695	289,286
Construction loans	43,360	44,639
Other commercial and industrial loans	299,295	287,706
Consumer loans	32,518	20,172

Total loans	922,215	900,286
Net deferred loan costs	349	46
Allowance for loan losses	(16,167)	(15,134)

Total loans, net	$906,397	$885,198

The Corporation periodically sells residential mortgage loans it originates based on the overall loan demand of the Corporation and outstanding balances of the residential mortgage portfolio.
As of June 30, 2011, and December 31, 2010, there was $81,193 and $85,851, of 1-4 family residential mortgage loans, respectively, pledged as collateral for FHLB advances.
There was an aggregate of $265,323 and $297,617 of commercial loans, commercial real estate, and construction loans pledged as collateral at the Federal Reserve Bank Discount Window at June 30, 2011, and December 31, 2010, respectively.
The following table presents the activity in the allowance for loan losses by portfolio segment:

	Three months ended
	June 30, 2011
	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$13,268	$2,414	$343	$17	$16,042
Loan charge offs	(795)	(81)	(137)	—	(1,013)
Recoveries	141	4	4	—	149
Provision	545	(643)	338	749	989

Ending balance	$13,159	$1,694	$548	$766	$16,167

	Six months ended
	June 30, 2011
	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$11,715	$2,400	$200	$819	$15,134
Loan charge offs	(1,606)	(203)	(144)	—	(1,953)
Recoveries	290	12	6	—	308
Provision	2,760	(515)	486	(53)	2,678

Ending balance	$13,159	$1,694	$548	$766	$16,167

Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)
The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

	June 30, 2011
	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,844	$751	$2	$—	$3,597
Collectively evaluated for impairment	10,315	943	546	766	12,570

Total ending allowance balance	$13,159	$1,694	$548	$766	$16,167

Allowance as a % of loans	2.05%	0.68%	1.68%	N/A	1.75%

Loans:
Loans individually evaluated for impairment	$12,197	$5,041	$2	N/A	$17,240
Loans collectively evaluated for impairment	629,974	242,808	32,542	N/A	905,324
Accrued interest receivable	1,750	1,297	73	N/A	3,120

Total recorded investment	$643,921	$249,146	$32,617	N/A	$925,684

	December 31, 2010
	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$781	$801	$5	$—	$1,587
Collectively evaluated for impairment	10,934	1,599	195	819	13,547

Total ending allowance balance	$11,715	$2,400	$200	$819	$15,134

Allowance as a % of loans	1.89%	0.93%	0.99%	N/A	1.68%

Loans:
Loans individually evaluated for impairment	$6,894	$4,165	$111	N/A	$11,170
Loans collectively evaluated for impairment	614,277	254,798	20,087	N/A	889,162
Accrued interest receivable	1,884	1,188	43	N/A	3,115

Total recorded investment	$623,055	$260,151	$20,241	N/A	$903,447

The following table presents the activity in the allowance for loan losses:

	Three months ended	Six months ended
	June 30, 2010	June 30, 2010
Beginning balance	$14,759	$13,716
Loan charge offs	(509)	(717)
Recoveries	39	55
Provision for loan losses	1,234	2,469

Ending balance	$15,523	$15,523

Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)
Loans are considered to be impaired when it is determined that the obligor will not pay all contractual principal and interest when due. The following table presents loans individually evaluated for impairment by class:

	June 30, 2011
	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated
With no related allowance recorded:
Commercial
Commercial & industrial	$2,298	$1,788	$—
Commercial real estate	2,572	1,997	—
Construction	—	—	—
Residential
1-4 family	1,026	668	—
Home equity	2,199	1,994	—
Consumer
Personal	—	—	—
Installment	—	—	—
DDA Overdraft Protection	—	—	—
Credit cards	—	—	—
With an allowance recorded:
Commercial
Commercial & industrial	5,862	5,862	1,891
Commercial real estate	—	—	—
Construction	2,550	2,550	953
Residential
1-4 family	464	462	100
Home equity	1,917	1,917	651
Consumer
Personal	—	—	—
Installment	—	—	—
DDA Overdraft Protection	2	2	2
Credit cards	—	—	—

Total	$18,890	$17,240	$3,597

Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)

	December 31, 2010
	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated
With no related allowance recorded:
Commercial
Commercial & industrial	$3,467	$2,524	$—
Commercial real estate	2,150	2,076	—
Construction	1,490	1,251	—
Residential
1-4 family	1,080	710	—
Home equity	729	630	—
Consumer
Personal	106	106	—
Installment	—	—	—
DDA Overdraft Protection	—	—	—
Credit cards	—	—	—
With an allowance recorded:
Commercial
Commercial & industrial	1,043	1,043	781
Commercial real estate	—	—	—
Construction	—	—	—
Residential
1-4 family	56	56	20
Home equity	2,769	2,769	781
Consumer
Personal	—	—	—
Installment	—	—	—
DDA Overdraft Protection	—	—	—
Credit cards	5	5	5

Total	$12,895	$11,170	$1,587

The following table presents the average balance of loans individually evaluated for impairment by class:

	Three months ended	Six months ended
	June 30, 2011	June 30, 2011
Commercial
Commercial & industrial	$4,268	$4,068
Commercial real estate	2,257	2,302
Construction	2,551	2,280
Residential
1-4 family	1,063	944
Home equity	3,469	3,480
Consumer
Personal	—	53
Installment	—	—
DDA Overdraft Protection	1	—
Credit cards	5	4

Total	$13,614	$13,131

The average balance of individually impaired loans for the three and six month period ending June 30, 2010, was $15,184 and $15,199, respectively.

Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)
There was $1 and $2 in interest income recorded on a cash or accrual basis for all classes of impaired loans for the three and six month period ending June 30, 2011, respectively. There was no interest income recorded on a cash or accrual basis for any class of impaired loans for the three and six month period ending June 30, 2010.
The following table presents the recorded investment in nonaccrual and loans past due over 90 days still accruing by class of loans:

			Loans Past Due
	Nonaccrual		Over 90 Days Still Accruing
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Commercial
Commercial & industrial	$7,650	$3,567	$—	$—
Commercial real estate	1,997	2,076	—	—
Construction	2,551	1,251	—	—
Residential
1-4 family	1,001	766	—	—
Home equity	3,911	3,399	—	—
Consumer
Personal	—	106	—	—
Installment	—	—	—	—
DDA Overdraft Protection	—	—	2	—
Credit cards	—	—	—	5

Total	$17,110	$11,165	$2	$5

The following table presents the aging of the recorded investment in past due loans, including nonaccrual loans, by class of loans:

	June 30, 2011
	30 - 89	Greater than
	Days	90 Days	Total
	Past Due	Past Due	Past Due
Commercial
Commercial & industrial	$481	$872	$1,353
Commercial real estate	276	1,707	1,983
Construction	2,551	—	2,551
Residential
1-4 family	89	346	435
Home equity	794	1,131	1,925
Consumer
Personal	—	—	—
Installment	16	—	16
DDA Overdraft Protection	—	2	2
Credit cards	51	—	51

Total	$4,258	$4,058	$8,316

Past due as a % of loans	0.43%	0.44%	0.87%

Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)

	December 31, 2010
	30 - 89	Greater than
	Days	90 Days	Total
	Past Due	Past Due	Past Due
Commercial
Commercial & industrial	$667	$1,501	$2,168
Commercial real estate	1,644	1,815	3,459
Construction	205	1,251	1,456
Residential
1-4 family	1,785	289	2,074
Home equity	1,024	430	1,454
Consumer
Personal	850	106	956
Installment	14	—	14
DDA Overdraft Protection	—	—	—
Credit cards	39	5	44

Total	$6,228	$5,397	$11,625

Past due as a % of loans	0.69%	0.60%	1.29%
Troubled Debt Restructurings:
As of June 30, 2011, the Corporation had $7,690 in outstanding balances and had allocated $2,440 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings. Of the total $7,690 in outstanding balances of troubled debt restructurings, $7,561 are non-accrual and have a specific reserve of $2,381 and those balances have been reported as such. As of December 31, 2010, the Corporation had $58 in outstanding balances and had allocated $0 of specific reserves to customers whose loan terms have been modified in troubled debt restructuring. The Corporation has committed to lend an additional $1,983 and $0 to customers with outstanding loans that are classified as troubled debt restructurings as of June 30, 2011, and December 31, 2010, respectively.
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

Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Based on the most recent analysis performed, the risk rating of the loans by class of loans is as follows:

	Not		Special
June 30, 2011	Rated	Pass	Mention	Substandard	Doubtful
Commercial
Commercial & industrial	$—	$279,504	$6,003	$14,021	$—
Commercial real estate	—	259,770	17,837	21,727	—
Construction	—	33,251	613	9,445	—

Total	$—	$572,525	$24,453	$45,193	$—

	Not		Special
December 31, 2010	Rated	Pass	Mention	Substandard	Doubtful
Commercial
Commercial & industrial	$—	$265,528	$7,893	$14,122	$—
Commercial real estate	—	256,866	24,745	7,402	—
Construction	—	31,458	6,499	6,658	—

Total	$—	$553,852	$39,137	$28,182	$—

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which are previously presented, and by payment activity. A loan is considered to be nonperforming when one or more of the following conditions exist: past due 90 days or greater, non accruing status, or troubled debt restructurings. The following table presents the recorded investment in residential and consumer loans based on payment activity:

	Consumer				Residential
June 30, 2011	Personal	Installment	Overdraft	Credit cards	1-4 family	Home equity

Performing	$18,816	$7,081	$1,885	$4,760	$96,299	$146,509
Nonperforming	—	—	2	—	1,130	3,911

Total	$18,816	$7,081	$1,887	$4,760	$97,429	$150,420

	Consumer				Residential
December 31, 2010	Personal	Installment	Overdraft	Credit cards	1-4 family	Home equity

Performing	$14,158	$885	$620	$4,424	$109,360	$145,438
Nonperforming	106	—	—	5	766	3,399

Total	$14,264	$885	$620	$4,429	$110,126	$148,837

Note 4: Real Estate Owned
The following table presents the activity in real estate owned:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Balance at beginning of period	$9,409	$6,697	$9,574	$8,432
Additions	1,144	710	1,232	822
Write downs	(30)	(27)	(232)	(46)
Write ups	81	—	81	—
Sales	(1,364)	(1,010)	(1,415)	(2,838)

Balance at end of period	$9,240	$6,370	$9,240	$6,370

Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)
The following table presents expenses related to real estate owned:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net (gain) loss on sales	$113	$(65)	$(194)	$(121)
Write downs net of write (ups)	(51)	27	151	46
Operating expenses, net of rental income	276	159	448	295

	$338	$121	$405	$220

Note 5: Mortgage Servicing
The unpaid principal balances of mortgage loans serviced for others were $194,957 and $183,171 at June 30, 2011, and December 31, 2010, respectively.
Custodial escrow balances maintained in connection with serviced loans were $666 and $725 at June 30, 2011, and December 31, 2010, respectively.
The following table presents activity for mortgage servicing rights:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Balance at beginning of period	$1,751	$1,459	$1,624	$1,459
Plus additions	114	127	274	215
Fair value adjustments	(263)	(350)	(296)	(438)

Balance at end of period	$1,602	$1,236	$1,602	$1,236

Mortgage servicing rights are carried at fair value at June 30, 2011, and December 31, 2010. Fair value at June 30, 2011, was determined using discount rates ranging from 10.6% to 15.0%, prepayment speeds ranging from 4.25% to 25.35%, depending on the stratification of the specific right, and a weighted average default rate of 0.38%. Fair value at December 31, 2010, was determined using discount rates ranging from 10.6% to 16.0%, prepayment speeds ranging from 6.39% to 23.08%, depending on the stratification of the specific right, and a weighted average default rate of 0.39%.
Note 6: Stock Based Compensation
During the first quarter of 2011, one officer of the Corporation exercised options to purchase 800 common shares in the aggregate. The weighted average exercise price was $27.75 and the weighted average fair market value of the stock was $41.49.
During the second quarter of 2011, four officers of the Corporation exercised options to purchase 15,100 common shares in the aggregate. The weighted average exercise price was $29.92 and the weighted average fair value of the stock was $44.73.
Due to the exercise of these options for the six months ended June 30, 2011, the Corporation will receive a deduction for tax purposes for the difference between the fair value of the stock at the date of grant and the date of exercise. The Corporation recorded an income tax benefit of $60 thousand as additional paid in capital for the six months ended June 30, 2011, as per guidance issued by the Financial Accounting Standards Board (FASB) on stock compensation.

Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)
Note 7: Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Basic average shares outstanding	2,314,333	2,311,055	2,316,042	2,309,206

Net income	$1,038	$836	$2,655	$1,458

Basic net income per common share	$0.45	$0.36	$1.15	$0.63

Diluted
Average shares outstanding	2,314,333	2,311,055	2,316,042	2,309,206
Nonvested restricted stock	98,183	44,998	90,964	40,168
Net effect of the assumed exercise of stock options	26,289	21,184	21,576	20,713

Diluted average shares	2,438,805	2,377,237	2,428,582	2,370,087

Net income	$1,038	$836	$2,655	$1,458

Diluted net income per common share	$0.43	$0.35	$1.09	$0.62

For the three month period ending June 30, 2011, options to purchase 14,600 shares and 0 restricted shares were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.
For the six month period ending June 30, 2011, options to purchase 174,100 shares and 0 restricted shares were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.
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

Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)
Note 8: Other Comprehensive Income
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale. Following is a summary of other comprehensive income:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$1,038	$836	$2,655	$1,458
Other comprehensive income
Change in securities available-for-sale:
Transfer of securities from held-to-maturity to available for sale	3,478	—	3,478	—
Net unrealized gains (loss) during the period	(285)	347	(366)	643
Tax effect	(1,265)	(138)	(1,233)	(255)

Total other comprehensive income	1,928	209	1,879	388

Comprehensive income	$2,966	$1,045	$4,534	$1,846

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
The contractual amount of financial instruments with off-balance sheet risk was as follows:

	June 30, 2011	December 31, 2010
Committed, not funded, commercial loans	$15,000	$6,500
Committed, not funded, residential loans	14,459	18,037
Unused commercial credit lines	216,058	222,387
Unused revolving home equity and credit card lines	112,079	107,712
Standby letters of credit	7,609	7,712
Demand deposit account lines of credit	2,606	2,596

	$367,811	$364,944

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
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using:
		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2011
Assets:
Available-for-sale securities:
U.S. Treasury securities	$16,503	$—	$16,503	$—
U.S. Government agencies	66,921	—	66,921	—
Municipal securities	68,345	—	68,345	—
Mortgage servicing rights	1,602	—	1,602	—

December 31, 2010
Assets:
Available-for-sale securities:
U.S. Treasury securities	$8,700	$—	$8,700	$—
U.S. Government agencies	66,977	—	66,977	—
Mortgage servicing rights	1,624	—	1,624	—
There were no significant transfers between Level 1 and Level 2 during the six month period ending June 30, 2011.

Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)
Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using:
		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2011
Assets:
Impaired loans
Commercial	$5,568	$—	$—	$5,568
Residential	1,627	—	—	1,627
Consumer	2	—	—	2
Other real estate
Commercial	4,139	—	—	4,139
Residential	129	—	—	129
Consumer	—	—	—	—

December 31, 2010
Assets:
Impaired loans
Commercial	$262	$—	$—	$262
Residential	2,024	—	—	2,024
Consumer	—	—	—	—
Other real estate
Commercial	4,826	—	—	4,826
Residential	97	—	—	97
Consumer	—	—	—	—
The following represent impairment charges recognized during the period:
Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $10,794, with a valuation allowance of $3,597, at June 30, 2011. This resulted in an additional provision for loan losses of $1,466 and $2,391 for the three and six month period ending June 30, 2011, respectively. At December 31, 2010, impaired loans had a carrying amount of $3,873, with a valuation allowance of $1,587. There was an additional provision for loan losses of $1,196 and $1,252 for the three and six month period ending June 30, 2010, respectively.
Other real estate that has been written down to fair value less costs to sell subsequent to being transferred to other real estate had a carrying amount of $4,268 at June 30, 2011. There was a charge to earnings through non performing asset expense of ($51) and $151 for the three and six month period ending June 30, 2011, respectively. At December 31, 2010, other real estate that has been written down to fair value less costs to sell subsequent to being transferred to other real estate had a carrying amount of $4,923. There was a charge to earnings through non performing asset expense of $27 and $46 for the three and six month period ending June 30, 2010, respectively.

Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)
The estimated fair value of the Corporation’s financial instruments is as follows:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets
Cash and due from banks	$169,927	$169,927	$276,409	$276,409
Federal funds sold	9,143	9,143	16,109	16,109
Reverse repurchase agreements	1,000	1,000	1,000	1,000
Investment securities available-for-sale	151,769	151,769	75,677	75,677
Investment securities held-to-maturity	119,364	120,384	114,676	117,302
Loans held for sale	12,779	12,779	1,424	1,424
Net loans	906,397	917,992	885,198	893,665
Federal Reserve and FHLB stock	2,990	N/A	3,065	N/A
Accrued interest receivable	4,383	4,383	4,216	4,216

Liabilities
Deposits	1,236,380	1,236,376	1,238,840	1,238,175
Repurchase agreements and other secured short-term borrowings	91,943	91,977	93,523	93,554
Short-term debt	2,563	2,563	2,688	2,688
Subordinated debt	5,000	5,000	5,000	5,000
Junior subordinated debt	13,918	10,316	13,918	10,245
Accrued interest payable	1,498	1,498	1,498	1,498
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
Note 11: Adoption of New Accounting Standards
In January 2011, the FASB deferred the effective date of Disclosures relating to Troubled Debt Restructurings (“TDRs”). This delay was intended to allow the Board time to complete deliberations on what constitutes a TDR. The effective date of the new disclosures regarding TDRs for public entities and the guidelines for determining what constitutes a troubled debt restructuring will be effective upon issuance. The adoption of this standard is not expected to have a material effect on the Corporation’s results of operations or financial position.
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
The updated guidance is effective for public entities beginning with the first interim or annual period on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired and for those receivables, the entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. Early adoption is permitted. Management believes the adoption of this standard will not have a material impact on the Corporation’s financial statements.
In April 2011, the FASB issued updated guidance on Transfers and Servicing. The update to the guidance is to improve the accounting for repurchase agreements (repos) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity if all of the following conditions are met: the assets to be repurchased or redeemed are the same or substantially the same as those transferred; the agreement to repurchase or redeem them before maturity, at a fixed or determinable price; the agreement is entered into contemporaneously with, or in contemplation of, the transfer. This update removes the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and the collateral maintenance implementation guidance related to that criterion. This updated guidance is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. Management continues to evaluate the impact of the adoption of this update, but does not anticipate it to have a material impact on the Corporation’s financial statements.
In May 2011, the FASB issued updated guidance on Fair Value Measurement. The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments are to clarify the Board’s intent regarding the application of existing fair value measurement requirements. The updated guidance is effective during interim and annual periods beginning after December 15, 2011, for public entities. The updates to this guidance are to be applied prospectively. Management continues to evaluate the impact of the adoption of this update, but does not anticipate it to have a material impact on the Corporation’s financial statements.
In June 2011, the FASB issued updated guidance on the presentation of Comprehensive Income in an entity’s financial statements. Currently U.S. GAAP provides entities three alternatives for presenting other comprehensive income and its components in financial statements. The update eliminates presenting the components of other comprehensive income as part of the statement of changes in the stockholders’ equity.
The update does provide two options to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of the presentation the entity chooses, the entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.

Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)
In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total of other comprehensive income along with the total of comprehensive income in that statement. In the two statement option, an entity is required to present components of net income and total net income in the statement of income. The statement of other comprehensive income should immediately follow the statement of net income and include components of other comprehensive income a total for other comprehensive income, along with a total comprehensive income. In either presentation the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.
The updated guidance is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. Management does not anticipate it to have a material impact on the Corporation’s financial statements.

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
The Corporation recorded net income of $1,038 or $0.43 per diluted share for the three month period ending June 30, 2011, as compared to $836 or $0.35 per diluted share for the three month period ending June 30, 2010. Net income increased for the three month period ending June 30, 2011, as compared to the three month period ending June 30, 2010, primarily due to an increase in net interest income and a decrease in the provision for loan losses. The increase is partially offset by an increase in salary and non-performing assets expense.
The Corporation recorded net income of $2,655 or $1.09 per diluted share for the six month period ending June 30, 2011, as compared to $1,458 or $0.62 per diluted share for the six month period ending June 30, 2010. Net income increased for the six month period ending June 30, 2011, as compared to six month period ending June 30, 2010, primarily due to an increase in net interest income and Wealth management fees and a decrease in other expenses. The increase is partially offset by an increase in salary and non-performing assets expense for the six month period ending June 30, 2011, as compared to the six month period ending June 30, 2010.
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
Loan Commitments and Related Financial Instruments
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

Results of Operations
Net Interest Income
The Corporation’s results of operations depend primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. The Corporation had net interest income fully taxable equivalent (“FTE”) of $21,003 for the six month period ending June 30, 2011, as compared to net interest income FTE of $19,280 for the six month period ending June 30, 2010. The increase in net interest income FTE is due to an increase in total earning assets of $186,499 for the six month period ending June 30, 2011, as compared to the six month period ending June 30, 2010. Additionally, total interest bearing liabilities increased $155,044 for the six month period ending June 30, 2011, as compared to the six month period ending June 30, 2010. The net interest income spread FTE decreased 0.16% to 2.96% for the six month period ending June 30, 2011, from 3.12% for the six month period ending June 30, 2010. The contribution of non-interest bearing funds decreased 0.03% to 0.11% from 0.14% for the six month period ending June 30, 2011 and 2010, respectively, resulting in an overall decrease to the net interest margin FTE to 3.07% from 3.26% for the six month period ending June 30, 2011 and 2010, respectively.

The following table details average balances, interest income/expense average rates/yields for the Corporation’s earning assets and interest bearing liabilities at the dates indicated.

	Six months ended
	June 30,
	2011			2010
		Interest	Average		Interest	Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Assets:
Interest bearing due from banks	$197,558	$247	0.25%	$140,487	$176	0.25%
Reverse repurchase agreements	1,000	—	0.01%	1,000	—	0.01%
Federal funds	14,906	18	0.24%	4,447	5	0.22%
Non taxable investment securities — FTE	60,904	1,727	5.67%	55,314	1,568	5.67%
Taxable investment securities	177,716	1,367	1.54%	107,397	1,119	2.08%
Loans (gross) — FTE	917,068	21,555	4.70%	874,008	21,122	4.83%

Total earning assets	$1,369,152	$24,914	3.64%	$1,182,653	$23,990	4.06%
Non-earning assets	92,486			90,131

Total assets	$1,461,638			$1,272,784

Liabilities:
Interest bearing DDA	$205,222	$155	0.15%	$196,968	$261	0.27%
Savings	642,241	1,423	0.44%	485,740	1,448	0.60%
CD’s under $100	69,923	466	1.33%	61,602	596	1.94%
CD’s over $100	95,402	704	1.48%	125,280	1,147	1.83%
Individual retirement accounts	22,129	190	1.72%	22,668	244	2.15%
Repurchase agreements and other secured short term borrowings	97,510	134	0.27%	83,674	144	0.34%
Short-term debt	2,655	63	4.75%	4,106	94	4.58%
Subordinated debt	5,000	38	1.52%	5,000	38	1.52%
Long term debt	13,918	738	10.60%	13,918	738	10.60%

Total interest bearing liabilities	$1,154,000	$3,911	0.68%	$998,956	$4,710	0.94%
Non-interest bearing liabilities	219,151			194,035
Other liabilities	6,298			5,116

Total liabilities	$1,379,449			$1,198,107
Equity	82,189			74,677

Total liabilities & equity	$1,461,638			$1,272,784

Recap:
Interest income — FTE		$24,914	3.64%		$23,990	4.06%
Interest expense		3,911	0.68%		$4,710	0.94%

Net interest income/spread — FTE		$21,003	2.96%		$19,280	3.12%

Contribution of non-interest bearing funds			0.11%			0.14%

Net interest margin — FTE			3.07%			3.26%

Notes to the average balance and interest rate tables:
•	Average balances are computed using daily actual balances.
•	The average loan balance includes loans held for sale, non-accrual loans and the interest recognized prior to becoming non-accrual is reflected in the interest income for loans.
•	Interest income on loans includes loan costs net of loan fees, of $351 thousand and $295 thousand, for the six month period ending June 30, 2011 and 2010, respectively.

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

•
Interest income on a fully taxable equivalent basis includes the additional amount of interest income that would have been earned on tax exempt loans and if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income. Interest income on tax exempt loans and municipal securities has been calculated on a fully taxable equivalent basis using a federal and state income tax blended rate of 40%. The appropriate tax equivalent adjustments to interest income on loans was $292 thousand and $136 thousand for the six month period ending June 30, 2011 and 2010, respectively. The appropriate tax equivalent adjustments to interest income on municipal securities was $612 thousand and $553 thousand for the six month period ending June 30, 2011 and 2010, respectively.

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

Provision for Loan Losses
The amount charged to the provision for loan losses by the Bank is based on management’s evaluation as to the amounts required to maintain an allowance adequate to provide for probable incurred losses inherent in the loan portfolio. The provision for loan losses made was at a level deemed necessary by management to absorb estimated, probable incurred losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which are used to determine provision for loan losses. The level of this allowance is dependent upon the total amount of past due and non-performing loans, general economic conditions and management’s assessment of probable incurred losses based upon internal credit evaluations of loan portfolios and particular loans.
Due to the imprecise nature of estimating the allowance for loan losses, the allowance for loan losses includes a minor unallocated component. The unallocated component of the allowance for loan losses incorporates the management’s judgmental determination of inherent losses that may not be fully reflected in other allocations, including factors such as economic uncertainties, industry trends impacting specific portfolio segments, and broad portfolio quality trends. Therefore, the ratio of allocated to unallocated components within the total allowance may fluctuate from period to period. For the three months ended June 30, 2011, the unallocated component of the allowance increased $749. This is due to loans which were downgraded to impaired and required less allocation under the specific allocation approach than the general allocation approach. Since there was no material improvement in overall asset quality this quarter to a point that would support a decrease in the allowance for loan losses to total loans ratio, management left the unallocated component in place. For the six months ended June 30, 2011, the unallocated component of the allowance decreased $53.
The provision for loan losses was $989 and $1,234, for the three month period ending June 30, 2011 and 2010, respectively. The provision for loan losses was $2,678 for the six month period ending June 30, 2011, compared to a provision for loan losses of $2,469 for the six month period ending June 30, 2010. The provision is affected by net chargeoffs on loans and changes in specific and general allocations of the allowance.

Other Operating Income
The following table details the components of other operating income for the three months ended June 30:

			$	%
	2011	2010	Change	Change
Wealth management fees	$1,704	$1,467	$237	16.2%
Service charges and fees on deposit accounts	745	749	(4)	-0.5%
Rental income	57	76	(19)	-25.0%
Mortgage banking income	(2)	268	(270)	-100.7%
Interchange income	369	314	55	17.5%
Net loss on sale of securities	—	(5)	5	100.0%
Other	593	438	155	35.4%

Total other operating income	$3,466	$3,307	$159	4.8%

Total other operating income for the three month period ending June 30, 2011, increased as compared to the three month period ending June 30, 2010.
Wealth management fees increased for the three month period ending June 30, 2011, as compared to the three month period ending June 30, 2010. The increase in wealth management fees is attributable to an increase in estate fees, Irrevocable Life Insurance Trust (“ILIT”) fees, tax preparation fees, and an overall increase in the stock market.
Service charges and fees on deposit accounts decreased for the three month period ending June 30, 2011, as compared to the three month period ending June 30, 2010. The decrease is primarily attributable to a decrease in overdraft and NSF fees. The decrease is partially offset by an increase in wire transfer fees.
Rental income decreased for the three month period ending June 30, 2011, as compared to the three month period ending June 30, 2010. The decrease was primarily due to the Bank occupying more space at the 4930 North Pennsylvania Street and 107 North Pennsylvania Street locations thus reducing the space available for tenants.
Mortgage banking income decreased for the three month period ending June 30, 2011, as compared to the three month period ending June 30, 2010. The decrease for the three month period ending June 30, 2011, as compared to the three month period ending June 30, 2010, is due to a decrease in the net gain on the sale of mortgage loans. A net gain on the sale of mortgage loans of $140 was recorded for the three month period ending June 30, 2011, as compared to a net gain on the sale of mortgage loans of $513 for the three month period ending June 30, 2010. Offsetting this decrease was a decrease in the write down of the fair value of mortgage servicing rights (“MSRs”) of $263 for the three month period ending June 30, 2011, as compared to a write down of $349 for the three month period ending June 30, 2010.
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
Interchange income increased for the three month period ending June 30, 2011, as compared to the three month period ending June 30, 2010. The increase is attributable to higher transaction volumes for debit cards and credit cards during the three month period ending June 30, 2011, as compared to the three month period ending June 30, 2010. The increase is partially offset by an increase in cash back rewards expense for the three month period ending June 30, 2011, as compared to the three month period ending June 30, 2010.
Net loss on sale of securities decreased for the three month period ending June 30, 2011, as compared to the three month period ending June 30, 2010. There was one sale of a held-to-maturity municipal during the three month period ending June 30, 2010. Since the security had a non-rated issuer, a credit review of the municipality was conducted. As a result of the review, it was determined that the investment was no longer considered a pass asset and thus below investment grade. Per investment policy, the Corporation is prohibited from holding any securities below investment grade.

Other income increased for the three month period ending June 30, 2011, as compared to the three month period ending June 30, 2010. The increase is primarily due to an increase in other real estate rental income and on fees collected for loan covenant waivers. The increase is partially offset by a decrease in prepayment penalties collected, application fees, bank owned life insurance income, Dreyfus money market funds sweep fees, and late fee income.
The following table details the components of other operating income for the six months ended June 30:

			$	%
	2011	2010	Change	Change
Wealth management fees	$3,084	$2,671	$413	15.5%
Service charges and fees on deposit accounts	1,492	1,518	(26)	-1.7%
Rental income	99	145	(46)	-31.7%
Mortgage banking income	217	480	(263)	-54.8%
Interchange income	709	598	111	18.6%
Net loss on sale of securities	—	(5)	5	100.0%
Other	1,139	833	306	36.7%

Total other operating income	$6,740	$6,240	$500	8.0%

Total other operating income for the six month period ending June 30, 2011, increased as compared to the six month period ending June 30, 2010.
Wealth management fees increased for the six month period ending June 30, 2011, as compared to the six month period ending June 30, 2010. The increase in wealth management fees is attributable to an increase in estate fees, ILIT fees, tax preparation fees, and an overall increase in the stock market.
Service charges and fees on deposit accounts decreased for the six month period ending June 30, 2011, as compared to the six month period ending June 30, 2010. The decrease is primarily attributable to a decrease in service charges collected for checking accounts and overdraft and NSF fees. The decrease is partially offset by an increase in wire transfer fees.
Rental income decreased for the six month period ending June 30, 2011, as compared to the six month period ending June 30, 2010. This was due to the bank occupying more space at the 4930 North Pennsylvania Street and 107 North Pennsylvania Street locations thus reducing the space available for tenants.
Mortgage banking income decreased for the six month period ending June 30, 2011, as compared to the six month period ending June 30, 2010. The decrease for the six month period ending June 30, 2011, as compared to the six month period ending June 30, 2010, is due to a decrease in the net gain on the sale of mortgage loans. A net gain on the sale of mortgage loans of $276 was recorded for the six month period ending June 30, 2011, as compared to a net gain on the sale of mortgage loans of $713 for the six month period ending June 30, 2010. Offsetting this decrease was a decrease in the write down of the fair value of mortgage servicing rights of $296 for the six period ending June 30, 2011, as compared to a write down of $438 for the six month period ending June 30, 2010.
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
Interchange income increased for the six month period ending June 30, 2011, as compared to the six month period ending June 30, 2010. The increase is attributable to higher transaction volumes for debit cards and credit cards during the six month period ending June 30, 2011, as compared to the six month period ending June 30, 2010. The increase is partially offset by an increase in cash back rewards expense for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010.

Net loss on sale of securities decreased for the six month period ending June 30, 2011, as compared the six month period ending June 30, 2010. There was one sale of a held-to-maturity municipal security during the six month period ending June 30, 2011. Since the security had a non-rated issuer, a credit review of the municipality was conducted. As a result of the review, it was determined that the investment was no longer considered a pass asset and thus below investment grade. Per investment policy, the Corporation is prohibited from holding any securities below investment grade.
Other income increased for the six month period ending June 30, 2011, as compared to the six month period ending June 30, 2010. The increase is primarily due to an increase in other real estate rental income and on fees collected for loan covenant waivers. The increase is partially offset by a decrease in bank owned life insurance income, letter of credit fees, Dreyfus money market funds sweep fees, late fee income, application fees, and prepayment penalties collected.
Other Operating Expenses
The following table details the components of other operating expense for the three months ended June 30:

			$	%
	2011	2010	Change	Change
Salaries, wages and employee benefits	$6,776	$6,179	$597	9.7%
Occupancy	732	647	85	13.1%
Furniture and equipment	283	330	(47)	-14.2%
Professional services	534	554	(20)	-3.6%
Data processing	878	802	76	9.5%
Business development	464	459	5	1.1%
FDIC Insurance	244	501	(257)	-51.3%
Non performing assets	571	147	424	288.4%
Other	977	845	132	15.6%

Total other operating expenses	$11,459	$10,464	$995	9.5%

Total other operating expenses for the three month period ending June 30, 2011, increased as compared to the three month period ending June 30, 2010.
Salaries, wages, and employee benefits increased for the three month period ending June 30, 2011, as compared to the three month period ending June 30, 2010. The increase is the result of increased salary expense, employer FICA expense, state unemployment tax expense, group medical benefits, 401K expense, deferred compensation, and direct loan origination costs. The increase is partially offset by a decrease in performance bonus expense.
Occupancy expense increased for the three month period ending June 30, 2011, as compared to the three month period ending June 30, 2010. The increase is due to an increase in real estate taxes, building operating costs, building and improvements depreciation expense, lawn maintenance, and utilities expense. The increase is partially offset by a decrease in building and property repair expense and building cleaning and supplies.
Furniture and equipment expense decreased for the three month period ending June 30, 2011, as compared to the three month period ending June 30, 2010. This decrease is due to a decrease in furniture, fixture, and equipment purchased for less than $500 and expensed and maintenance contracts. The decrease is partially offset by an increase in furniture, fixture, and equipment repair expense.
Professional services expense decreased for the three month period ending June 30, 2011, as compared to the three month period ending June 30, 2010. The decrease is due to a decrease in consulting fees, advertising agency fees, design services, and courier service. The decrease is partially offset by an increase in extended audit services, attorney fees, and accounting fees.

Data processing expenses increased for the three month period ending June 30, 2011, as compared to the three month period ending June 30, 2010. The increase is due to an increase in bill payment services, ATM/debit cards, credit cards, fiduciary income tax preparation for Wealth Management accounts, transaction processing fees and mutual fund expense for Wealth Management accounts, remote deposit capture fees, computer software amortization, and software maintenance. The increase is partially offset by a decrease in service bureau fees of the Bank.
Business development expenses increased for the three month period ending June 30, 2011, as compared to the three period ending June 30, 2010. The increase is due to an increase in customer entertainment. The increase is partially offset by a decrease in customer promotions and direct mail campaign.
FDIC insurance expense decreased for the three month period ending June 30, 2011, as compared to the three month period ending June 30, 2010. The decrease is due to the new rate schedule adopted by the FDIC effective April 1, 2011. In addition, effective January 1, 2011, the FDIC changed the Temporary Liquidity Guarantee Program and the Corporation is no longer required to pay for this program. The decrease is partially offset by an increase in the FDIC assessment because of higher deposits period over period
Nonperforming assets expenses increased for the three month period ending June 30, 2011, as compared to the three month period ending June 30, 2010. This increase is due to an increase in real estate taxes, lawn maintenance, and appraisal fees related to other real estate owned by the Corporation. Also contributing to the increase is a net loss on the sale of the other real estate. The increase is partially offset by a net write up of the carrying value of other real estate owned period over period.
Other expenses increased for the three month period ending June 30, 2011, as compared to the three period ending June 30, 2010. The increase is due to an increase in office supplies, computer license fees, dues, conferences and continuing education, employment agency fees, Comptroller of the Currency assessment, credit card fees, and Wealth management client adjustments.
The following table details the components of other operating expense for the six months ended June 30:

			$	%
	2011	2010	Change	Change
Salaries, wages and employee benefits	$13,203	$12,113	$1,090	9.0%
Occupancy	1,376	1,288	88	6.8%
Furniture and equipment	582	659	(77)	-11.7%
Professional services	1,047	1,143	(96)	-8.4%
Data processing	1,671	1,527	144	9.4%
Business development	892	890	2	0.2%
FDIC Insurance	783	1,035	(252)	-24.3%
Non performing assets	832	304	528	173.7%
Other	516	1,727	(1,211)	-70.1%

Total other operating expenses	$20,902	$20,686	$216	1.0%

Total other operating expenses for the six month period ending June 30, 2011, increased as compared to the six month period ending June 30, 2010.
Salaries, wages, and employee benefits increased for the six month period ending June 30, 2011, as compared to the six month period ending June 30, 2010. The increase is the result of increased salary expense, employer FICA expense, federal and state unemployment tax expense, contract labor, group medical benefits, 401K expense, and deferred compensation. The increase is partially offset by a decrease in direct loan origination costs and performance bonus expense.
Occupancy expense increased for the six month period ending June 30, 2011, as compared to the six month period ending June 30, 2010. The increase is due to an increase in real estate taxes, building and improvements depreciation expense, lawn maintenance, building operating costs, and utilities expense. The increase is partially offset by a decrease in building and property repair expense, land and leasehold improvements depreciation expense, snow removal, management fees, building cleaning and supplies, and building maintenance.

Furniture and equipment expense decreased for the six month period ending June 30, 2011, as compared to the six month period ending June 30, 2010. This decrease is due to a decrease in furniture, fixture, and equipment purchased for less than $500 and expensed and maintenance contracts. The decrease is partially offset by an increase in furniture, fixture, and equipment repair expense.
Professional services expense decreased for the six month period ending June 30, 2011, as compared to the six month period ending June 30, 2010. The decrease is due to a decrease in consulting fees, advertising agency fees, design services, and courier service. The decrease is partially offset by an increase in extended audit services and attorney fees.
Data processing expenses increased for the six month period ending June 30, 2011, as compared to the six month period ending June 30, 2010. The increase is due to an increase in bill payment services, ATM/debit cards, credit cards, fiduciary income tax preparation for Wealth Management accounts, transaction processing fees and mutual fund expense for Wealth Management accounts, computer software amortization, and software maintenance. The increase is partially offset by a decrease in service bureau fees of the Bank.
Business development expenses increased for the six month period ending June 30, 2011, as compared to the six period ending June 30, 2010. The increase is due to an increase in public relations, market research, customer entertainment, and customer relations. The increase is partially offset by a decrease in customer promotions and direct mail campaign.
FDIC insurance expense decreased for the six month period ending June 30, 2011, as compared to the six month period ending June 30, 2010. The decrease is due to the new rate schedule adopted by the FDIC effective April 1, 2011. In addition, effective January 1, 2011, the FDIC changed the Temporary Liquidity Guarantee Program and the Corporation is no longer required to pay for this program. The decrease is partially offset by an increase in the FDIC assessment because of higher deposits period over period.
Nonperforming assets expenses increased for the six month period ending June 30, 2011, as compared to the six month period ending June 30, 2010. This increase is due to an increase in the write down of the carrying value of other real estate owned. Also contributing to the increase is an increase in real estate taxes, lawn maintenance, and appraisal fees related to other real estate owned by the Corporation. The increase is partially offset by net gains on the sale of other real estate and a decrease in classified loan expense.
Other expenses decreased for the six month period ending June 30, 2011, as compared to the six period ending June 30, 2010. The decrease is due to a reversal of $1,000 accrual established by the Corporation in 2008 relating to a certain deposit account. In addition, the Corporation recovered $395 related to a wire transfer inadvertently sent to the wrong beneficiary in 2010. The decrease is partially offset by an increase in office supplies, dues, conferences and continuing education, employment agency fees, personal property taxes, Comptroller of the Currency assessment, credit card fees, and Wealth management client adjustments.

Federal and State Income Tax
The following table presents the statutory rate reconciliation:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Income before federal and state income tax	$1,180	$979	$3,259	$1,676

Tax expense at federal statutory rate	401	333	1,108	$570

Increase (decrease) in taxes resulting from:
State income tax	45	29	122	$51
Tax exempt interest	(303)	(217)	(581)	$(395)
Bank owned life insurance	(28)	(33)	(58)	$(66)
Customer entertainment	28	26	46	$45
Other	(1)	5	(33)	$13

Total income tax	$142	$143	$604	$218

Financial Condition
Total assets decreased $86 from $1,441,393 at December 31, 2010, to $1,441,307 at June 30, 2011. The decrease is the result of a decrease in cash and cash equivalents of $113,448 and a decrease in deposits of $2,460 from $1,238,840 at December 31, 2010, to $1,236,380 at June 30, 2011 which were offset by an increase of $80,780 in investment securities and an increase of $22,232 in loans. The decrease in cash and cash equivalents funded the increase in loans as well as the purchase of investments securities.
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
The Corporation has many sources of funds available, they include: cash and due from Federal Reserve, overnight federal funds sold, investments available for sale, maturity of investments held for sale, deposits, Federal Home Loan Bank (“FHLB”) advances, and issuance of debt. Proceeds from maturities of investment securities held to maturity and available for sale were the most significant funding source and purchases of investment securities held to maturity and available for sale were the most significant use of funds during the six month period ending June 30, 2011. Deposits were the most significant funding source and loans were the most significant use of funds during the six month period ending June 30, 2010.
The Corporation has entered into a $2,000 revolving line of credit with U.S. Bank which matures on August 31, 2011. Under the terms of the revolving line of credit, the Corporation pays prime plus 1.25% which equated to 4.50% at June 30, 2011. In addition, the Corporation pays a 0.25% fee on the unused portion of the revolving line of credit. As of June 30, 2011, the outstanding balance of the revolving line of credit was $0.

The Corporation also has a $3,000 one-year term facility with U.S. Bank which matures on August 31, 2011. Under the terms of the one-year term facility, the Corporation pays prime plus 1.25% which equated to 4.50% at June 30, 2011. In addition to quarterly interest payments, the Corporation makes quarterly principal payments of $62.5. As of June 30, 2011, the outstanding balance of the term facility was $2,563.
All of the U.S. Bank agreements contain various financial and non-financial covenants. One of the covenants requires the Bank to maintain a loan loss reserve to non-performing loans at a minimum of 95%. The Bank was in violation of this covenant as of June 30, 2011, as the loan loss reserve to non-performing loans was 93.78%
At this time, U.S. Bank has not indicated an intention to exercise any of its remedies available under the credit facility as a result of the Corporation’s covenant violation. The remedies available to U.S. Bank are: make the note immediately due and payable; termination of the obligation to extend further credit; and/or invoke default interest rate of 3.0% over current interest rate. Management does not believe the impact of any of these remedies would have a material impact on the Corporation’s results of operation or financial position and is currently discussing a waiver for these covenant violations with U.S. Bank.
Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as available for sale, and maturing loans. Interest bearing due from banks represented the Corporation’s primary source of immediate liquidity and averaged $197,558 and $140,487 for the six month period ending June 30, 2011, and June 30, 2010, respectively. The Corporation believes these balances are maintained at a level adequate to meet immediate needs. Reverse repurchase agreements may serve as a source of liquidity, but are primarily used as collateral for customer balances in overnight repurchase agreements. Maturities in the Corporation’s loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.
The Corporation’s management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation’s liquidity position.
The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At June 30, 2011, the Corporation’s rate sensitive liabilities exceeded rate sensitive assets due within one year by $169,974.
As part of managing liquidity, the Corporation monitors its loan to deposit ratio on a monthly basis. At June 30, 2011, the ratio was 74.6%. This is well within the board approved policy.
The Corporation experienced a decrease in cash and cash equivalents, another primary source of liquidity, of $113,448 during the six month period ending June 30, 2011. Proceeds from the maturity of investment securities provided cash of $54,505. Lending activities used cash of $46,060 and purchases of investment securities used cash of $133,212.
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
Capital Resources
The Corporation has a $2,000 revolving line of credit and a $3,000 one-year term loan with U.S. Bank. See “Liquidity and Interest Rate Sensitivity” section of this report for further discussion.
On June 29, 2007, the Bank entered into a Subordinated Debenture Purchase Agreement with U.S. Bank in the amount of $5,000, which will mature on June 28, 2017. Under the terms of the Subordinated Debenture Purchase Agreement, the Bank pays 3-month London Interbank Offered Rate (LIBOR) plus 1.20% which equated to 1.45% at June 30, 2011. Interest payments are due quarterly.

In September 2000, the Trust, which is wholly owned by the Corporation, issued $13,500 of company obligated mandatorily redeemable capital securities. The proceeds from the issuance of the capital securities and the proceeds from the issuance of the common securities of $418 were used by the Trust to purchase from the Corporation $13,918 fixed rate junior subordinated debentures. The capital securities mature September 7, 2030, or upon earlier redemption as provided by the Indenture. The Corporation has the right to redeem the capital securities, in whole or in part, but in all cases in a principal amount with integral multiples of a thousand dollars on any March 7 or September 7 on or after September 7, 2010, at a premium of 105.3%, declining ratably to par on September 7, 2020. The capital securities and the debentures have a fixed interest rate of 10.60% and are guaranteed by the Bank. The net proceeds received by the Corporation from the sale of capital securities were used for general corporate purposes.
There were no FHLB advances outstanding as of June 30, 2011, or 2010.
The Bank may add indebtedness of this nature in the future if determined to be in the best interest of the Bank.
Capital for the Bank is at or above the well capitalized regulatory requirements at June 30, 2011. Pertinent capital ratios for the Bank as of June 30, 2011, are as follows:

		Well	Adequately
	Actual	Capitalized	Capitalized
Tier 1 risk-based capital ratio	9.3%	6.0%	4.0%
Total risk-based capital ratio	11.1%	10.0%	8.0%
Leverage ratio	6.4%	5.0%	4.0%
Dividends from the Bank to the Corporation may not exceed the net undivided profits of the Bank (included in consolidated retained earnings) for the current calendar year and the two previous calendar years without prior approval from the Office of the Comptroller of the Currency. In addition, Federal banking laws limit the amount of loans the Bank may make to the Corporation, subject to certain collateral requirements. No loans were made by the Bank to the Corporation during the six month period ending June 30, 2011 or 2010. A dividend of $712 and $743 was declared and paid by the Bank to the Corporation during the six month period ending June 30, 2011 and 2010, respectively.
On November 20, 2008, the Board of Directors adopted a new three-year stock repurchase program for directors and employees. Under the stock repurchase program, the Corporation may repurchase shares in individually negotiated transactions from time to time as such shares become available and spend up to $8 million to repurchase such shares over the three-year term. Subject to the $8 million limitation, the Corporation intends to purchase shares recently acquired by the selling shareholder pursuant to the exercise of stock options or the vesting of restricted stock, and limit its acquisition of shares which were not recently acquired by the selling shareholder pursuant to the exercise of stock options or the vesting of shares of restricted stock to no more than 10,000 shares per year.
On February 18, 2011, the Corporation amended its stock repurchase program. Under the amended repurchase program, the Corporation may repurchase up to 15,000 shares from outside shareholders in addition to the previously approved employee and director repurchase plan. The Corporation anticipates that it will fund purchases under the repurchase program from available working capital.
Under the amended repurchase plan, the Corporation purchased 24,360 shares during the six month period ending June 30, 2011, and $4,213,000 is still available under the new repurchase plan as of June 30, 2011. The stock repurchase program does not require the Corporation to acquire any specific number of shares and may be modified, suspended, extended or terminated by the Corporation at any time without prior notice. The repurchase program will terminate on December 31, 2011, unless earlier suspended or discontinued by the Corporation.

Recent Accounting Pronouncements and Developments
Note 11 to the Consolidated Financial Statements under Item 1 discusses new accounting policies adopted by the Corporation during the second quarter of 2011 and the expected impact of the adoption of the new accounting policies.

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
At June 30, 2011, the interest rate risk position of the Corporation was liability sensitive, meaning net income should decrease as rates rise and increase as rates fall. The Corporation performs a 200 basis point upward and downward interest rate shock to determine whether there would be an adverse impact on its annual net income and that it is within the established policy limits. A downward interest rate shock scenario was not performed due to the low level of current interest rates. The earnings simulation model as of June 30, 2011, projects an approximate decrease of 27.6% in net income in a 200 basis point upward interest rate shock. The Corporation was in violation of its policy limits established by the ALCO policy at June 30, 2011. Management believes there is a 0.00% probability that interest rates would rise 200 basis points immediately. Management performs additional interest rate scenarios that have higher probabilities of occurrence. In these rate scenarios, the change to net income is within established limits.
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
Evaluation of Disclosure Controls and Procedures
The Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2011, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures as of June 30, 2011, were effective in ensuring information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can only be reasonable assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.
Part II — Other Information.

Item 1.	Legal Proceedings
Neither the Corporation nor its subsidiaries are involved in any pending material legal proceedings at this time, other than routine litigation incidental to their business.
Item 1A. Risk Factors
The repeal of Regulation Q may increase competition for deposits and increase our interest expense.

On July 18, 2011, the Board of Governors of the Federal Reserve System published a final rule repealing Regulation Q, which prohibits the payment of interest on demand deposits by institutions that are member banks of the Federal Reserve System. The rule implements Section 627 of the Dodd-Frank Wall Street Reform and Consumer Protection Act signed by President Obama on July 21, 2010, which repealed Section 19(i) of the Federal Reserve Act in its entirety effective July 21, 2011. As a result, banks and thrifts may now offer interest-bearing demand deposit accounts to commercial customers, which were previously forbidden under Regulation Q. The repeal of Regulation Q may cause increased competition from other financial institutions for these deposits. If the Bank decides to pay interest on demand accounts, it would expect interest expense to increase.

Other than as set forth above, there have been no material changes to the risk factors disclosed in the Corporation’s Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 11, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	On May 4, 2011, the Corporation sold a total of 4,000 shares of common stock for proceeds of $100,000 to one officer of the Corporation pursuant to the exercise of stock options by the officer.
On May 12, 2011, the Corporation sold a total of 800 shares of common stock for proceeds of $22,200 to one officer of the Corporation pursuant to the exercise of stock options by the officer.
On May 30, 2011, the Corporation sold a total of 7,500 shares of common stock for proceeds of $208,125 to one officer of the Corporation pursuant to the exercise of stock options by the officer.
On June 24, 2011, the Corporation sold a total of 2,800 shares of common stock for proceeds of $121,464 to one officer of the Corporation pursuant to the exercise of stock options by the officer.
These sales were made pursuant to an exemption from registration under Sections 3(a)(11) and 4(2) of the Securities Act of 1933, as amended.
(b)	Not applicable.
(c)
The following table sets forth the issuer repurchases of equity securities that are registered by the Corporation pursuant to Section 12 of the Securities Exchange Act of 1934 during the second quarter of 2011.

Maximum
Number (or
Approximate
			Total	Dollar Value)
			Number of	of Shares that
			Shares	May Yet Be
			Purchased as	Purchased
			Part of	Under the
	Total		Publicly	Plans or
	Number of	Average	Announced	Programs
	Shares	Price Paid	Plans or	(Dollars in
Period	Purchased	per Share	Programs**	thousands)
April 1 - April 30, 2011	3,000	$44.62	3,000	$5,131
May 1 - May 31, 2011	14,110	$44.22	14,110	$4,507
June 1 - June 30, 2011	6,450	$45.66	6,450	$4,213

Total	23,560	*	23,560

*	The weighted average price per share for the period April 2011 through June 2011 was $44.56.

**	All shares repurchased by the Corporation during 2011 were completed pursuant to the repurchase program.

On November 20, 2008, the Board of Directors adopted a new three-year stock repurchase program for directors and employees. Under the stock repurchase program, the Corporation may repurchase shares in individually negotiated transactions from time to time as such shares become available and spend up to $8 million to repurchase such shares over the three-year term. Subject to the $8 million limitation, the Corporation intends to purchase shares recently acquired by the selling shareholder pursuant to the exercise of stock options or the vesting of restricted stock and limit its acquisition of shares which were not recently acquired by the selling shareholder pursuant to the exercise of stock options or the vesting of shares of restricted stock to no more than 10,000 shares per year.

On February 18, 2011, the Corporation amended its stock repurchase program. Under the amended repurchase program, the Corporation may repurchase up to 15,000 shares from outside shareholders in addition to the previously approved employee and director repurchase plan. The Corporation anticipates that it will fund purchases under the repurchase program from available working capital.

Under the amended repurchase plan, the Corporation purchased 24,360 shares during the six month period ending June 30, 2011, and $4,213,000 is still available under the new repurchase plan as of June 30, 2011. The stock repurchase program does not require the Corporation to acquire any specific number of shares and may be modified, suspended, extended or terminated by the Corporation at any time without prior notice. The repurchase program will terminate on December 31, 2011, unless earlier suspended or discontinued by the Corporation.

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
Schedule of Named Executive Officers Compensation Arrangements, filed as Exhibit 10.07 to the Corporation’s Form 8-K dated May 18, 2006, is incorporated by reference, as amended by the Corporation’s Form 8-K filed January 6, 2011 and April 21, 2011.

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

101.
The following material from The National Bank of Indianapolis Corporation’s Form 10-Q Report for the quarterly period ended June 30, 2011, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity, and (v) the Notes to Consolidated Financial Statements.**

*	Management contract or compensatory plan or arrangement.

**	Furnished, not filed, for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2011

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
Schedule of Named Executive Officers Compensation Arrangements, filed as Exhibit 10.07 to the Corporation’s Form 8-K dated May 18, 2006, is incorporated by reference, as amended by the Corporation’s Form 8-K filed January 6, 2011 and April 21, 2011.

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

101.
The following material from The National Bank of Indianapolis Corporation’s Form 10-Q Report for the quarterly period ended June 30, 2011, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity, and (v) the Notes to Consolidated Financial Statements.**

*	Management contract or compensatory plan or arrangement.

**	Furnished, not filed, for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.