Form 10-Q
period 2011-09-30
NATIONAL BANK OF INDIANAPOLIS CORP
filed 2011-11-04
CIK 912382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at November 4, 2011

Common Stock, no par value per share	2,336,534

The National Bank of Indianapolis Corporation
Report on Form 10-Q
for Quarter Ended
September 30, 2011

Part I — Financial Information

Item 1.	Financial Statements
The National Bank of Indianapolis Corporation
Consolidated Balance Sheets
(Unaudited, Dollars in thousands except share data)

	September 30, 2011	December 31, 2010
Assets
Cash and cash equivalents
Cash and due from banks	$36,967	$24,143
Interest bearing due from banks	165,172	252,266
Reverse repurchase agreements	1,000	1,000
Federal funds sold	8,478	16,109

Total cash and cash equivalents	211,617	293,518

Investment securities
Available-for-sale securities	149,885	75,677
Held-to-maturity securities (Fair value of $125,514 at September 30, 2011 and $117,302 at December 31, 2010)	123,669	114,676

Total investment securities	273,554	190,353

Loans held for sale	2,190	1,424
Loans	943,659	900,332
Less: Allowance for loan losses	(14,748)	(15,134)

Net loans	928,911	885,198
Bank owned life insurance	12,193	11,938
Other real estate owned	8,912	9,574
Premises and equipment	25,748	24,852
Deferred tax asset	6,714	8,540
Federal Reserve and FHLB stock at cost	2,990	3,065
Accrued interest	4,718	4,216
Other assets	9,622	8,715

Total assets	$1,487,169	$1,441,393

Liabilities and shareholders’ equity
Deposits:
Noninterest-bearing demand deposits	$280,224	$221,129
Money market and savings deposits	819,407	821,345
Time deposits	178,219	196,366

Total deposits	1,277,850	1,238,840
Repurchase agreements and other secured short term borrowings	90,519	93,523
Short term debt	2,500	2,688
Subordinated debt	5,000	5,000
Junior subordinated debentures owed to unconsolidated subsidiary trust	13,918	13,918
Other liabilities	9,003	8,067

Total liabilities	1,398,790	1,362,036

Shareholders’ equity:
Preferred stock, no par value — authorized 5,000,000 shares	$—	$—
Common stock, no par value — authorized 15,000,000 shares issued 2,916,558 shares at September 30, 2011 and 2,866,641 shares at December 31, 2010	36,822	35,269
Treasury stock, at cost; 577,366 shares at September 30, 2011 and 548,891 shares at December 31, 2010	(22,227)	(20,953)
Additional paid in capital	14,731	12,866
Retained earnings	55,949	51,853
Accumulated other comprehensive income	3,104	322

Total shareholders’ equity	88,379	79,357

Total liabilities and shareholders’ equity	$1,487,169	$1,441,393

See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation
Consolidated Statements of Comprehensive Income
(Unaudited, Dollars in thousands except per share data)

	Three months ended
	September 30,
	2011	2010
Interest income:
Interest and fees on loans	$10,566	$10,739
Interest on investment securities taxable	676	519
Interest on investment securities nontaxable	596	534
Interest on federal funds sold	5	10
Interest on due from banks	105	96

Total interest income	11,948	11,898

Interest expense:
Interest on deposits	1,297	1,745
Interest on other short term borrowings	37	69
Interest on short term debt	30	47
Interest on long term debt	387	391

Total interest expense	1,751	2,252

Net interest income	10,197	9,646

Provision for loan losses	(371)	1,875

Net interest income after provision for loan losses	10,568	7,771

Other operating income:
Wealth management fees	1,403	1,263
Service charges and fees on deposit accounts	750	759
Rental income	44	59
Mortgage banking income	595	1,122
Interchange income	362	330
Net gain on sale of securities	61	—
Other	484	675

Total other operating income	3,699	4,208

Other operating expenses:
Salaries, wages and employee benefits	7,572	5,249
Occupancy	673	610
Furniture and equipment	286	295
Professional services	474	535
Data processing	811	736
Business development	468	438
FDIC Insurance	296	505
Non performing assets	434	964
Other	1,422	1,805

Total other operating expenses	12,436	11,137

Income before tax	1,831	842
Federal and state income tax	390	86

Net income	$1,441	$756

Basic earnings per share	$0.62	$0.33

Diluted earnings per share	$0.58	$0.32

The National Bank of Indianapolis Corporation
Consolidated Statements of Comprehensive Income (Continued)
(Unaudited, Dollars in thousands except per share data)

	Three months ended
	September 30,
	2011	2010

Net income	$1,441	$756

Other comprehensive income:
Change in securities available for sale:
Net unrealized gain during the period	1,495	41
Tax effect	(592)	(15)

Total other comprehensive income	903	26

Comprehensive income	$2,344	$782

See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation
Consolidated Statements of Comprehensive Income
(Unaudited, Dollars in thousands except per share data)

	Nine months ended
	September 30,
	2011	2010
Interest income:
Interest and fees on loans	$31,829	$31,725
Interest on investment securities taxable	2,043	1,638
Interest on investment securities nontaxable	1,711	1,549
Interest on federal funds sold	23	15
Interest on due from banks	352	272

Total interest income	35,958	35,199

Interest expense:
Interest on deposits	$4,235	5,441
Interest on other short term borrowings	171	213
Interest on short term debt	93	141
Interest on long term debt	1,163	1,167

Total interest expense	5,662	6,962

Net interest income	30,296	28,237

Provision for loan losses	2,307	4,344

Net interest income after provision for loan losses	27,989	23,893

Other operating income:
Wealth management fees	4,487	3,934
Service charges and fees on deposit accounts	2,242	2,277
Rental income	143	204
Mortgage banking income	812	1,602
Interchange income	1,071	928
Net gain (loss) on sale of securities	61	(5)
Other	1,623	1,508

Total other operating income	10,439	10,448

Other operating expenses:
Salaries, wages and employee benefits	20,775	17,362
Occupancy	2,049	1,898
Furniture and equipment	868	954
Professional services	1,521	1,678
Data processing	2,482	2,263
Business development	1,360	1,328
FDIC Insurance	1,079	1,540
Non performing assets	1,266	1,268
Other	1,938	3,532

Total other operating expenses	33,338	31,823

Income before tax	5,090	2,518
Federal and state income tax	994	304

Net income	$4,096	$2,214

Basic earnings per share	$1.76	$0.96

Diluted earnings per share	$1.68	$0.93

The National Bank of Indianapolis Corporation
Consolidated Statements of Comprehensive Income (Continued)
(Unaudited, Dollars in thousands except per share data)

	Nine months ended
	September 30,
	2011	2010

Net income	$4,096	$2,214

Other comprehensive income:
Change in securities available for sale:
Transfer of securities from held-to-maturity to available-for-sale	3,478	—
Net unrealized gains during the period	1,129	684
Tax effect	(1,825)	(270)

Total other comprehensive income	2,782	414

Comprehensive Income	$6,878	$2,628

See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation
Consolidated Statements of Cash Flows
(Unaudited, Dollars in thousands)

	Nine months ended
	September 30,
	2011	2010

Operating Activities
Net Income	$4,096	$2,214
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	2,307	4,344
Proceeds from sale of residential mortgage loans	44,580	43,738
Origination of loans held for sale	(43,157)	(42,933)
Depreciation and amortization	1,149	1,136
Fair value adjustment on mortgage servicing rights	722	713
(Gain) loss on sales of investment securities	(61)	5
Gain on sale of loans	(1,167)	(2,006)
Net loss on sales and writedowns of other real estate and repossessions	21	600
Net (increase) decrease in deferred income taxes	1	(1,730)
Net increase in bank owned life insurance	(255)	(291)
Excess tax benefit from deferred stock compensation	(278)	(56)
Board stock compensation	132	120
Net accretion of discounts and amortization of premiums on investments	1,847	868
Compensation expense related to restricted stock and options	1,671	1,361
Changes in assets and liabilities:
Accrued interest receivable	(502)	(359)
Other assets	(1,554)	(329)
Other liabilities	1,214	3,332

Net cash provided by operating activities	10,766	10,727

Investing Activities
Proceeds from maturities of investment securities held to maturity	23,270	18,328
Proceeds from maturities of investment securities available for sale	41,238	29,775
Proceeds from sales of investment securities held to maturity	1,881	477
Purchases of investment securities held to maturity	(88,806)	(16,082)
Purchases of investment securities available for sale	(57,963)	(46,858)
Net increase in loans	(64,301)	(59,195)
Proceeds from sale of loans	15,824	6,548
Proceeds from sales of other real estate and repossessions	2,076	3,077
Purchases of bank premises and equipment	(2,045)	(621)

Net cash used by investing activities	(128,826)	(64,551)

Financing Activities
Net increase in deposits	39,010	107,828
Net decrease in short term borrowings	(3,004)	(6,474)
Net change in revolving line of credit	(188)	(225)
Income tax benefit from deferred stock compensation	278	56
Proceeds from issuance of stock	1,337	536
Repurchase of stock	(1,274)	(472)

Net cash provided by financing activities	36,159	101,249

Increase (decrease) in cash and cash equivalents	(81,901)	47,425
Cash and cash equivalents at beginning of year	293,518	151,617

Cash and cash equivalents at end of year	$211,617	$199,042

Supplemental cash flow information
Interest paid	$6,113	$7,755
Income taxes paid (refunded)	1,204	(382)
Supplemental non cash disclosure
Held to maturity investments transferred to available for sale investments	$55,429	$—
Loan balances transferred to foreclosed real estate	1,435	5,225
Loan balances transferred to loans held for sale	17,248	7,353
See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation
Consolidated Statement of Shareholders’ Equity
(Unaudited, Dollars in thousands except share data)

					Accumulated
			Additional		Other
	Common	Treasury	Paid In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income	TOTAL

Balance at January 1, 2010	$34,440	$(20,346)	$10,873	$48,067	$(3)	$73,031

Comprehensive income:
Net income	—	—	—	2,214	—	2,214
Other comprehensive income	—	—	—	—	414	414
Income tax benefit from deferred stock compensation	—	—	56	—	—	56
Issuance of stock 23,559 shares of common stock under stock-based compensation plans	750	—	(94)	—	—	656
Repurchase of stock 12,369 shares of common stock	—	(472)	—	—	—	(472)
Stock based compensation earned	—	—	1,361	—	—	1,361

Balance at September 30, 2010	$35,190	$(20,818)	$12,196	$50,281	$411	$77,260

Balance at January 1, 2011	$35,269	$(20,953)	$12,866	$51,853	$322	$79,357

Comprehensive income:
Net income	—	—	—	4,096	—	4,096
Other comprehensive income	—	—	—	—	2,782	2,782
Income tax benefit from deferred stock compensation	—	—	278	—	—	278
Issuance of 49,916 shares of common stock under stock-based compensation plans	1,553	—	(84)	—	—	1,469
Repurchase of 28,475 shares of common stock	—	(1,274)	—	—	—	(1,274)
Stock based compensation earned	—	—	1,671	—	—	1,671

Balance at September 30, 2011	$36,822	$(22,227)	$14,731	$55,949	$3,104	$88,379

See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation
Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)
Note 1: Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of The National Bank of Indianapolis Corporation (“Corporation”) and its wholly-owned subsidiary, The National Bank of Indianapolis (“Bank”). All intercompany transactions between the Corporation and its subsidiary have been properly eliminated. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s Form 10-K for the year ended December 31, 2010.
Note 2: Investment Securities
The following is a summary of available-for-sale and held-to-maturity securities:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value

September 30, 2011
Available-for-sale
U.S. Treasury securities	$14,803	$—	$—	$14,803
U.S. Government agencies	66,175	436	—	66,611
Municipal securities	63,767	4,707	(3)	68,471

Total available-for-sale	$144,745	$5,143	$(3)	$149,885

		Gross	Gross	Estimated
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gain	(Loss)	Value

Held-to-maturity
Collateralized mortgage obligations, residential	$122,536	$1,860	$(36)	$124,360
Mortgage backed securities, residential	983	21	—	1,004
Other securities	150	—	—	150

Total held-to-maturity	$123,669	$1,881	$(36)	$125,514

Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value
December 31, 2010
Available-for-sale
U.S. Treasury securities	$8,700	$—	$—	$8,700
U.S. Government agencies	66,444	535	(2)	66,977

Total available-for-sale	$75,144	$535	$(2)	$75,677

		Gross	Gross	Estimated
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gain	(Loss)	Value
Held-to-maturity
Municipal securities	$55,429	$2,121	$(115)	$57,435
Collateralized mortgage obligations, residential	57,569	714	(139)	58,144
Mortgage backed securities, residential	1,528	45	—	1,573
Other securities	150	—	—	150

Total held-to-maturity	$114,676	$2,880	$(254)	$117,302

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
During the nine month period ending September 30, 2011, the Corporation sold three available-for-sale municipal securities with a net carrying amount of $1,820 resulting in a gain of $61. The non-rated municipals are out of state and monitoring their credit risk on a timely basis was difficult. There was one sale of a held-to-maturity municipal security with a net carrying amount of $483 that was sold for a loss of $5 during the nine month period ending September 30, 2010. Since the security had a non-rated issuer, a credit review of the municipality was conducted. As a result of the review, it was determined that the investment was no longer considered a pass asset and thus below investment grade. Per investment policy, the Corporation is prohibited from holding any securities below investment grade.
The fair value of debt securities and carrying amount, if different, at September 30, 2011, by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	September 30, 2011
	Amortized	Fair
	Cost	Value
Available-for-sale
Due in one year or less	$55,221	$55,350
Due from one to five years	39,180	40,494
Due from five to ten years	33,286	35,659
Due after ten years	17,058	18,382

Total	$144,745	$149,885

Held-to-maturity
Due in one year or less	$75	$75
Due from one to five years	75	75
CMO/Mortgage-backed, residential	123,519	125,364

Total	$123,669	$125,514

Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)
Investment securities with a carrying value of approximately $106,000 and $103,000 were pledged as collateral for Wealth Management accounts, U.S. Department of Justice for bankruptcy accounts on deposit, and securities sold under agreements to repurchase at September 30, 2011, and December 31, 2010, respectively.
Securities with unrealized losses at September 30, 2011, and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Loss)	Value	(Loss)	Value	(Loss)
September 30, 2011
Available-for-sale
Municipal securities	$457	$(3)	$—	$—	$457	$(3)

Total available-for-sale	$457	$(3)	$—	$—	$457	$(3)

Held-to-maturity
Collateralized mortgage obligations, residential	$11,080	$(36)	$—	$—	$11,080	$(36)

Total held-to-maturity	$11,080	$(36)	$—	$—	$11,080	$(36)

December 31, 2010
Available-for-sale
U.S. Government agencies	$16,070	$(2)	$—	$—	$16,070	$(2)

Total available-for-sale	$16,070	$(2)	$—	$—	$16,070	$(2)

Held-to-maturity
Collateralized mortgage obligations, residential	$12,744	$(139)	$—	$—	$12,744	$(139)
Municipal securities	8,358	(115)	—	—	8,358	(115)

Total held-to-maturity	$21,102	$(254)	$—	$—	$21,102	$(254)

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
As of September 30, 2011, the Corporation held five investments of which the amortized cost was greater than fair value. The Corporation has no securities in which OTTI has been recorded.

Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)
The unrealized losses for investments classified as available-for-sale are attributable to changes in interest rates and/or economic environment and individually were 0.64% or less of their respective amortized costs. The unrealized losses are on one municipal and one U.S. Treasury Bill. The largest unrealized loss relates to one municipal that was purchased December 1, 2005. The credit rating of the individual municipalities is assessed monthly. As of September 30, 2011, all but two of the municipal debt securities were rated BBB or better (as a result of insurance of the underlying rating on the bond). The two municipal debt securities have no underlying rating. Credit reviews of the municipalities have been conducted. As a result, we have determined that all of our non-rated debt securities would be rated a “pass” asset and thus classified as an investment grade security. All interest payments are current for all municipal securities and management expects all to be collected in accordance with contractual terms.
The unrealized losses for investments classified as held-to-maturity are attributable to changes in interest rates and/or economic environment and individually were 0.51% or less of their respective amortized costs. The unrealized losses relate primarily to residential collateralized mortgage obligations. The residential collateralized mortgage obligations were purchased between October 2010 and May 2011. There has been a decrease in long-term interest rates from the time of the investment purchase and September 30, 2011, which affects the fair value of residential collateralized mortgage obligations and prepayment speeds. All residential collateralized mortgage obligations are backed by the U.S. Government and its agencies and represent minimal credit risk at this time.
Note 3: Loans and Allowance for Loan Losses
Loans, which are principally to borrowers in central Indiana, including unamortized deferred costs net of fees, consist of the following:

	September 30, 2011	December 31, 2010
Residential loans secured by real estate	$260,708	$258,483
Commercial loans secured by real estate	304,543	289,286
Construction loans	38,062	44,639
Other commercial and industrial loans	308,964	287,706
Consumer loans	30,994	20,172

Total loans	943,271	900,286
Net deferred loan costs	388	46
Allowance for loan losses	(14,748)	(15,134)

Total loans, net	$928,911	$885,198

The Corporation periodically sells residential mortgage loans it originates based on the overall loan demand of the Corporation and outstanding balances of the residential mortgage portfolio.
As of September 30, 2011, and December 31, 2010, there was $80,311 and $85,851, of 1-4 family residential mortgage loans, respectively, pledged as collateral for FHLB advances. There were no borrowings at September 30, 2011, and December 31, 2010.
There was an aggregate of $227,420 and $297,617 of commercial loans, commercial real estate, and construction loans pledged as collateral at the Federal Reserve Bank Discount Window at September 30, 2011, and December 31, 2010, respectively. There were no borrowings at September 30, 2011, and December 31, 2010.

Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)
The following table presents the activity in the allowance for loan losses by portfolio segment:

	Three months ended
	September 30, 2011
	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$13,159	$1,694	$548	$766	$16,167
Loan charge offs	(952)	(104)	(26)	—	(1,082)
Recoveries	14	5	15	—	34
Provision	(216)	133	(263)	(25)	(371)

Ending balance	$12,005	$1,728	$274	$741	$14,748

	Nine months ended
	September 30, 2011
	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$11,715	$2,400	$200	$819	$15,134
Loan charge offs	(2,558)	(307)	(170)	—	(3,035)
Recoveries	304	17	21	—	342
Provision	2,544	(382)	223	(78)	2,307

Ending balance	$12,005	$1,728	$274	$741	$14,748

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

	September 30, 2011
	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$4,001	$683	$47	$—	$4,731
Collectively evaluated for impairment	8,004	1,045	227	741	10,017

Total ending allowance balance	$12,005	$1,728	$274	$741	$14,748

Allowance as a % of loans	1.84%	0.66%	0.88%	N/A	1.56%

Loans:
Loans individually evaluated for impairment	$23,404	$4,994	$47	N/A	$28,445
Loans collectively evaluated for impairment	627,983	256,258	30,973	N/A	915,214
Accrued interest receivable	1,788	1,246	71	N/A	3,105

Total recorded investment	$653,175	$262,498	$31,091	N/A	$946,764

	December 31, 2010
	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$781	$801	$5	$—	$1,587
Collectively evaluated for impairment	10,934	1,599	195	819	13,547

Total ending allowance balance	$11,715	$2,400	$200	$819	$15,134

Allowance as a % of loans	1.89%	0.93%	0.99%	N/A	1.68%

Loans:
Loans individually evaluated for impairment	$6,894	$4,165	$111	N/A	$11,170
Loans collectively evaluated for impairment	614,277	254,798	20,087	N/A	889,162
Accrued interest receivable	1,884	1,188	43	N/A	3,115

Total recorded investment	$623,055	$260,151	$20,241	N/A	$903,447

Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)
The following table presents the activity in the allowance for loan losses:

	Three months ended	Nine months ended
	September 30, 2010	September 30, 2010
Beginning balance	$15,523	$13,716
Loan charge offs	(1,849)	(2,566)
Recoveries	49	104
Provision for loan losses	1,875	4,344

Ending balance	$15,598	$15,598

Loans are considered to be impaired when it is determined that the obligor will not pay all contractual principal and interest when due. The following table presents loans individually evaluated for impairment by class:

	September 30, 2011
	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated
With no related allowance recorded:
Commercial
Commercial & industrial	$1,981	$1,686	$—
Commercial real estate	2,662	2,087	—
Construction	2,551	1,598	—
Residential
1-4 family	991	661	—
Home equity	2,058	1,883	—
Consumer
Personal	—	—	—
Installment	—	—	—
DDA Overdraft Protection	—	—	—
Credit cards	—	—	—
With an allowance recorded:
Commercial
Commercial & industrial	5,918	5,918	2,715
Commercial real estate	7,961	7,961	657
Construction	4,154	4,154	629
Residential
1-4 family	538	536	58
Home equity	1,914	1,914	625
Consumer
Personal	—	—	—
Installment	—	—	—
DDA Overdraft Protection	—	—	—
Credit cards	47	47	47

Total	$30,775	$28,445	$4,731

Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)

	December 31, 2010
	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated
With no related allowance recorded:
Commercial
Commercial & industrial	$3,467	$2,524	$—
Commercial real estate	2,150	2,076	—
Construction	1,490	1,251	—
Residential
1-4 family	1,080	710	—
Home equity	729	630	—
Consumer
Personal	106	106	—
Installment	—	—	—
DDA Overdraft Protection	—	—	—
Credit cards	—	—	—
With an allowance recorded:
Commercial
Commercial & industrial	1,043	1,043	781
Commercial real estate	—	—	—
Construction	—	—	—
Residential
1-4 family	56	56	20
Home equity	2,769	2,769	781
Consumer
Personal	—	—	—
Installment	—	—	—
DDA Overdraft Protection	—	—	—
Credit cards	5	5	5

Total	$12,895	$11,170	$1,587

The following table presents the average balance of loans individually evaluated for impairment by class:

	Three months ended	Nine months ended
	September 30, 2011	September 30, 2011
Commercial
Commercial & industrial	$7,426	$5,187
Commercial real estate	6,953	3,852
Construction	3,979	2,846
Residential
1-4 family	1,146	1,011
Home equity	3,805	3,588
Consumer
Personal	—	35
Installment	—	—
DDA Overdraft Protection	1	—
Credit cards	35	14

Total	$23,345	$16,533

The average balance of individually impaired loans for the three and nine month period ending September 30, 2010, was $14,162 and $14,853, respectively.

Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)
There was $5 and $7 in interest income recorded on a cash or accrual basis for all classes of impaired loans for the three and nine month period ending September 30, 2011, respectively. There was $2 in interest income recorded on a cash or accrual basis for any class of impaired loans for the three and nine month period ending September 30, 2010.
The following table presents the recorded investment in nonaccrual and loans past due over 90 days still accruing by class of loans:

			Loans Past Due
	Nonaccrual		Over 90 Days Still Accruing
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Commercial
Commercial & industrial	$6,962	$3,567	$—	$—
Commercial real estate	8,773	2,076	—	—
Construction	4,573	1,251	—	—
Residential
1-4 family	989	766	—	—
Home equity	3,763	3,399	—	—
Consumer
Personal	—	106	—	—
Installment	—	—	—	—
DDA Overdraft Protection	—	—	—	—
Credit cards	—	—	47	5

Total	$25,060	$11,165	$47	$5

The following table presents the aging of the recorded investment in past due loans, including nonaccrual loans, by class of loans:

	September 30, 2011
	30 - 89	Greater than
	Days	90 Days	Total
	Past Due	Past Due	Past Due
Commercial
Commercial & industrial	$573	$584	$1,157
Commercial real estate	51	1,984	2,035
Construction	—	1,598	1,598
Residential
1-4 family	545	356	901
Home equity	78	1,706	1,784
Consumer
Personal	—	—	—
Installment	11	—	11
DDA Overdraft Protection	5	—	5
Credit cards	29	47	76

Total	$1,292	$6,275	$7,567

Past due as a % of loans	0.14%	0.66%	0.80%

Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)

	December 31, 2010
	30 - 89	Greater than
	Days	90 Days	Total
	Past Due	Past Due	Past Due
Commercial
Commercial & industrial	$667	$1,501	$2,168
Commercial real estate	1,644	1,815	3,459
Construction	205	1,251	1,456
Residential
1-4 family	1,785	289	2,074
Home equity	1,024	430	1,454
Consumer
Personal	850	106	956
Installment	14	—	14
DDA Overdraft Protection	—	—	—
Credit cards	39	5	44

Total	$6,228	$5,397	$11,625

Past due as a % of loans	0.69%	0.60%	1.29%
As of September 30, 2011, $18,429 of nonaccrual loans were 1-29 days past due. As of December 31, 2010, $4,360 of nonaccrual loans were 1-29 days past due.
Troubled Debt Restructurings:
As of September 30, 2011, the Corporation had $20,417 in outstanding balances and had allocated $4,635 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings. This was an increase of $13,082 from the previous quarter due to the adoption of new guidance for troubled debt restructurings. See Note 10 for further discussion. Of the total $20,417 in outstanding balances of troubled debt restructurings, $17,079 are non-accrual and have a specific reserve of $3,829 and those balances have been reported as such. As of December 31, 2010, the Corporation had $58 in outstanding balances and had allocated $0 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings. The Corporation has committed to lend an additional $2,502 and $0 to customers with outstanding loans that are classified as troubled debt restructurings as of September 30, 2011, and December 31, 2010, respectively.
During the period ending September 30, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.
Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 24 years to 30 years. Modifications involving an extension of the maturity date were for periods ranging from 3 months to 9 years.

Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)
The following table presents loans by class modified as troubled debt restructurings that occurred during the three month period ending September 30, 2011:

	Number	Pre-Modification	Post-Modification
	of	Outstanding Recorded	Outstanding Recorded
	Loans	Investment	Investment
Troubled Debt Restructurings:
Commercial
Commercial & industrial	5	$877	$854
Commercial real estate	4	8,162	7,961
Construction	2	4,154	4,154
Residential
1-4 family	1	78	80
Home equity	1	33	33
Consumer
Personal	—	—	—
Installment	—	—	—
DDA Overdraft Protection	—	—	—
Credit cards	—	—	—

Total	13	$13,304	$13,082

The troubled debt restructurings described above decreased the allowance for loan losses by $385 and resulted in charge offs of $0 during the three month period ending September 30, 2011.
The following table presents loans by class modified as troubled debt restructurings that occurred during the nine month period ending September 30, 2011:

	Number	Pre-Modification	Post-Modification
	of	Outstanding Recorded	Outstanding Recorded
	Loans	Investment	Investment
Troubled Debt Restructurings:
Commercial
Commercial & industrial	10	$6,508	$6,125
Commercial real estate	4	8,162	7,961
Construction	2	4,154	4,154
Residential
1-4 family	4	262	263
Home equity	2	1,969	1,914
Consumer
Personal	—	—	—
Installment	—	—	—
DDA Overdraft Protection	—	—	—
Credit cards	—	—	—

Total	22	$21,055	$20,417

The troubled debt restructurings described above increased the allowance for loan losses by $233 and resulted in charge offs of $0 during the period ending September 30, 2011.

Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)
The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the period ending September 30, 2011:

Number
of
	Loans	Recorded Investment
Troubled Debt Restructurings that subsequently defaulted:
Commercial
Commercial & industrial	3	$599
Commercial real estate	—	—
Construction	—	—
Residential
1-4 family	1	55
Home equity	—	—
Consumer
Personal	—	—
Installment	—	—
DDA Overdraft Protection	—	—
Credit cards	—	—

Total	4	$654

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.
The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $0 and resulted in charge offs of $0 during the period ending September 30, 2011.
The terms of certain other loans were modified during the period ending September 30, 2011, that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of September 30, 2011, of $7,571. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.
In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.
Certain loans which were modified during the period ending September 30, 2011, and did not meet the definition of a troubled debt restructuring as the modification was a delay in a payment that was considered to be insignificant had a delay in payment of 6 months.
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
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Based on the most recent analysis performed, the risk rating of the loans by class of loans is as follows:

	Not		Special
September 30, 2011	Rated	Pass	Mention	Substandard	Doubtful
Commercial
Commercial & industrial	$—	$286,134	$7,135	$15,900	$—
Commercial real estate	—	269,563	13,983	20,654	—
Construction	—	28,951	513	8,554	—

Total	$—	$584,648	$21,631	$45,108	$—

	Not		Special
December 31, 2010	Rated	Pass	Mention	Substandard	Doubtful
Commercial
Commercial & industrial	$—	$265,528	$7,893	$14,122	$—
Commercial real estate	—	256,866	24,745	7,402	—
Construction	—	31,458	6,499	6,658	—

Total	$—	$553,852	$39,137	$28,182	$—

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

	Consumer				Residential
September 30, 2011	Personal	Installment	Overdraft	Credit cards	1-4 family	Home equity

Performing	$16,495	$9,194	$556	$4,728	$107,477	$148,781
Nonperforming	—	—	—	47	1,197	3,797

Total	$16,495	$9,194	$556	$4,775	$108,674	$152,578

	Consumer				Residential
December 31, 2010	Personal	Installment	Overdraft	Credit cards	1-4 family	Home equity

Performing	$14,158	$885	$620	$4,424	$109,360	$145,438
Nonperforming	106	—	—	5	766	3,399

Total	$14,264	$885	$620	$4,429	$110,126	$148,837

Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)
Note 4: Other Real Estate Owned
The following table presents the activity in other real estate owned:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Balance at beginning of period	$9,240	$6,370	$9,574	$8,432
Additions	203	4,403	1,435	5,225
Write downs	(61)	(685)	(293)	(731)
Write ups	—	—	81	—
Sales	(470)	(108)	(1,885)	(2,946)

Balance at end of period	$8,912	$9,980	$8,912	$9,980

The following table presents expenses related to other real estate owned:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net (gain) loss on sales	$3	$(10)	$(191)	$(131)
Net write downs	61	685	212	731
Operating expenses, net of rental income	217	(22)	665	273

	$281	$653	$686	$873

Note 5: Mortgage Servicing
The unpaid principal balances of mortgage loans serviced for others were $208,619 and $183,171 at September 30, 2011, and December 31, 2010, respectively.
Custodial escrow balances maintained in connection with serviced loans were $1,486 and $725 at September 30, 2011, and December 31, 2010, respectively.
The following table presents activity for mortgage servicing rights:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Balance at beginning of period	$1,602	$1,236	$1,624	$1,459
Plus additions	249	181	523	396
Fair value adjustments	(426)	(275)	(722)	(713)

Balance at end of period	$1,425	$1,142	$1,425	$1,142

Mortgage servicing rights are carried at fair value at September 30, 2011, and December 31, 2010. Fair value at September 30, 2011, was determined using discount rates ranging from 10.6% to 15.0%, prepayment speeds ranging from 5.47% to 28.77%, depending on the stratification of the specific right, and a weighted average default rate of 0.34%. Fair value at December 31, 2010, was determined using discount rates ranging from 10.6% to 16.0%, prepayment speeds ranging from 6.39% to 23.08%, depending on the stratification of the specific right, and a weighted average default rate of 0.39%.

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
During the third quarter of 2011, two officers and one director of the Corporation exercised options to purchase 31,100 common shares in the aggregate. The weighted average exercise price was $27.74 and the weighted average fair value of the stock was $45.70.
Due to the exercise of these options for the nine months ended September 30, 2011, the Corporation will receive a deduction for tax purposes for the difference between the fair value of the stock at the date of grant and the date of exercise. The Corporation recorded an income tax benefit of $278 thousand as additional paid in capital for the nine months ended September 30, 2011, as per guidance issued by the Financial Accounting Standards Board (FASB) on stock compensation.
Note 7: Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Basic average shares outstanding	2,338,066	2,318,032	2,323,383	2,312,148

Net income	$1,441	$756	$4,096	$2,214

Basic net income per common share	$0.62	$0.33	$1.76	$0.96

Diluted
Average shares outstanding	2,338,066	2,318,032	2,323,383	2,312,148
Nonvested restricted stock	108,384	50,050	97,022	43,193
Net effect of the assumed exercise of stock options	18,621	18,664	19,512	20,017

Diluted average shares	2,465,071	2,386,746	2,439,917	2,375,358

Net income	$1,441	$756	$4,096	$2,214

Diluted net income per common share	$0.58	$0.32	$1.68	$0.93

For the three and nine month period ending September 30, 2011, options to purchase 14,600 shares and 0 restricted shares were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.
For the three and nine month period ending September 30, 2010, options to purchase 183,800 shares and 108,300 restricted shares were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.
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

Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)
The contractual amount of financial instruments with off-balance sheet risk was as follows:

	September 30, 2011	December 31, 2010
Committed, not funded, commercial loans	$4,900	$6,500
Committed, not funded, residential loans	26,888	18,037
Unused commercial credit lines	218,873	222,387
Unused revolving home equity and credit card lines	113,204	107,712
Standby letters of credit	8,868	7,712
Demand deposit account lines of credit	2,568	2,596

	$375,301	$364,944

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
A reserve for unfunded standby letters of credit and commercial credit lines in the amount of $389 was established for the nine month period ending September 30, 2011, for two commercial relationships that are currently classified as impaired loans.
Other than routine litigation incidental to business and based on the information presently available, the Corporation believes that the total amounts, if any, that will ultimately be paid arising from these claims and legal actions are reflected in the consolidated results of operations and financial position.
Note 9: Fair Value
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
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using:
		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2011
Assets:
Available-for-sale securities:
U.S. Treasury securities	$14,803	$—	$14,803	$—
U.S. Government agencies	66,611	—	66,611	—
Municipal securities	68,471	—	68,471	—
Mortgage servicing rights	1,425	—	1,425	—

December 31, 2010
Assets:
Available-for-sale securities:
U.S. Treasury securities	$8,700	$—	$8,700	$—
U.S. Government agencies	66,977	—	66,977	—
Mortgage servicing rights	1,624	—	1,624	—
There were no significant transfers between Level 1 and Level 2 during the nine month period ending September 30, 2011.

Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)
Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using:
		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2011
Assets:
Impaired loans
Commercial	$14,032	$—	$—	$14,032
Residential	1,767	—	—	1,767
Consumer	—	—	—	—
Other real estate
Commercial	4,021	—	—	4,021
Residential	128	—	—	128
Consumer	—	—	—	—

December 31, 2010
Assets:
Impaired loans
Commercial	$262	$—	$—	$262
Residential	2,024	—	—	2,024
Consumer	—	—	—	—
Other real estate
Commercial	4,826	—	—	4,826
Residential	97	—	—	97
Consumer	—	—	—	—
The following represent impairment charges recognized during the period:
Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $20,530, with a valuation allowance of $4,731, at September 30, 2011. This resulted in an additional provision for loan losses of $1,136 and $3,527 for the three and nine month period ending September 30, 2011, respectively. At December 31, 2010, impaired loans had a carrying amount of $3,873, with a valuation allowance of $1,587. There was an additional provision for loan losses of $374 and $1,626 for the three and nine month period ending September 30, 2010, respectively.
Other real estate that has been written down to fair value less costs to sell subsequent to being transferred to other real estate had a carrying amount of $4,149 at September 30, 2011. There was a charge to earnings through non performing asset expense of $61 and $212 for the three and nine month period ending September 30, 2011, respectively. At December 31, 2010, other real estate that has been written down to fair value less costs to sell subsequent to being transferred to other real estate had a carrying amount of $4,923. There was a charge to earnings through non performing asset expense of $685 and $731 for the three and nine month period ending September 30, 2010, respectively.

Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)
The estimated fair value of the Corporation’s financial instruments is as follows:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets
Cash and due from banks	$202,139	$202,139	$276,409	$276,409
Federal funds sold	8,478	8,478	16,109	16,109
Reverse repurchase agreements	1,000	1,000	1,000	1,000
Investment securities available-for-sale	149,885	149,885	75,677	75,677
Investment securities held-to-maturity	123,669	125,514	114,676	117,302
Loans held for sale	2,190	2,190	1,424	1,424
Net loans	928,911	940,161	885,198	893,665
Federal Reserve and FHLB stock	2,990	N/A	3,065	N/A
Accrued interest receivable	4,718	4,718	4,216	4,216

Liabilities
Deposits	1,277,850	1,279,046	1,238,840	1,238,175
Repurchase agreements and other secured short-term borrowings	90,519	90,534	93,523	93,554
Short-term debt	2,500	2,500	2,688	2,688
Subordinated debt	5,000	5,000	5,000	5,000
Junior subordinated debt	13,918	10,353	13,918	10,245
Accrued interest payable	1,047	1,047	1,498	1,498
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
Note 10: Adoption of New Accounting Standards
In April 2011, the FASB issued updated guidance for determining whether a restructuring is a troubled debt restructuring (TDR). In determining whether a restructuring of a financing receivable is a troubled debt restructuring, the creditor must separately conclude that both the restructuring of the debt constitutes a concession and the debtor is experiencing financial difficulties.
The updated guidance is effective for public entities beginning with the first interim or annual period on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired and for those receivables, the entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. Early adoption was permitted. The adoption of this standard had a material effect on the Corporation’s results of operations or financial position. Due to the adoption of this standard, the Corporation had an increase of $13,082 in outstanding balances of loans whose terms had been modified in troubled debt restructurings and held $385 less in the allowance for loan losses than it did when these loans were collectively evaluated for impairment.

Notes to Consolidated Financial Statements
($ in thousands, except share and per share data)
In April 2011, the FASB issued updated guidance on Transfers and Servicing. The update to the guidance is to improve the accounting for repurchase agreements (repos) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity if all of the following conditions are met: the assets to be repurchased or redeemed are the same or substantially the same as those transferred; the agreement to repurchase or redeem them before maturity, at a fixed or determinable price; the agreement is entered into contemporaneously with, or in contemplation of, the transfer. This update removes the assessment of effective control, the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and the collateral maintenance implementation guidance related to that criterion. This updated guidance is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. Management continues to evaluate the impact of the adoption of this update, but does not anticipate it to have a material impact on the Corporation’s financial statements.
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
In June 2011, the FASB issued updated guidance on the presentation of Comprehensive Income in an entity’s financial statements. Currently, U.S. GAAP provides entities three alternatives for presenting other comprehensive income and its components in financial statements. The update eliminates presenting the components of other comprehensive income as part of the statement of changes in the stockholders’ equity.
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
The updated guidance is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The Corporation early adopted this standard and it did not have a material effect on the Corporation’s results of operations or financial position.

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
The Corporation recorded net income of $1,441 or $0.58 per diluted share for the three month period ending September 30, 2011, as compared to $756 or $0.32 per diluted share for the three month period ending September 30, 2010. Net income increased for the three month period ending September 30, 2011, as compared to the three month period ending September 30, 2010, primarily due to an increase in net interest income and a decrease in the provision for loan losses, non-performing assets expense, and other expenses. The increase is partially offset by an increase in salary expense and a decrease in mortgage banking income.
The Corporation recorded net income of $4,096 or $1.68 per diluted share for the nine month period ending September 30, 2011, as compared to $2,214 or $0.93 per diluted share for the nine month period ending September 30, 2010. Net income increased for the nine month period ending September 30, 2011, as compared to nine month period ending September 30, 2010, primarily due to an increase in net interest income and a decrease in the provision for loan losses, FDIC insurance, and other expenses. The increase is partially offset by an increase in salary expense and a decrease in mortgage banking income.
The risks and challenges that management believes will be important for the remainder of 2011 are price competition for loans and deposits by competitors, marketplace credit effects, continued spread compression, a continuation of the slow recovery of the local economy that could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans, and the lingering effects from the financial crisis in the U.S. market and foreign markets.
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
Results of Operations
Net Interest Income
The Corporation’s results of operations depend primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. The Corporation had net interest income fully taxable equivalent (“FTE”) of $31,935 for the nine month period ending September 30, 2011, as compared to net interest income FTE of $29,476 for the nine month period ending September 30, 2010. The increase in net interest income FTE is due to an increase in total earning assets of $172,684 for the nine month period ending September 30, 2011, as compared to the nine month period ending September 30, 2010. Additionally, total interest bearing liabilities increased $131,864 for the nine month period ending September 30, 2011, as compared to the nine month period ending September 30, 2010. The net interest income spread FTE decreased 0.14% to 2.98% for the nine month period ending September 30, 2011, from 3.12% for the nine month period ending September 30, 2010. The contribution of non-interest bearing funds decreased 0.03% to 0.12% from 0.15% for the nine month period ending September 30, 2011 and 2010, respectively, resulting in an overall decrease to the net interest margin FTE to 3.10% from 3.27% for the nine month period ending September 30, 2011 and 2010, respectively.

The following table details average balances, interest income/expense average rates/yields for the Corporation’s earning assets and interest bearing liabilities at the dates indicated.

	Nine months ended
	September 30,
	2011			2010
		Interest	Average		Interest	Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield	Balance	Expense	Yield
Assets:
Interest bearing due from banks	$186,770	$352	0.25%	$144,176	$272	0.25%
Reverse repurchase agreements	1,000	—	0.01%	1,000	—	0.01%
Federal funds	13,174	23	0.23%	7,979	15	0.25%
Non taxable investment securities — FTE	63,323	2,650	5.58%	56,371	2,393	5.66%
Taxable investment securities	187,572	2,043	1.45%	111,203	1,638	1.96%
Loans (gross) — FTE	923,832	32,529	4.69%	882,258	32,120	4.85%

Total earning assets	$1,375,671	$37,597	3.64%	$1,202,987	$36,438	4.04%
Non-earning assets	92,497			89,409

Total assets	$1,468,168			$1,292,396

Liabilities:
Interest bearing DDA	$202,497	$208	0.14%	$202,066	$380	0.25%
Savings	638,555	2,017	0.42%	500,133	2,207	0.59%
CD’s under $100	68,893	683	1.32%	64,628	886	1.83%
CD’s over $100	95,029	1,045	1.47%	119,464	1,608	1.79%
Individual retirement accounts	22,136	282	1.70%	22,765	360	2.11%
Repurchase agreements and other secured short term borrowings	96,920	171	0.24%	81,660	213	0.35%
Short-term debt	2,624	93	4.73%	4,074	141	4.61%
Subordinated debt	5,000	57	1.52%	5,000	61	1.63%
Long term debt	13,918	1,106	10.60%	13,918	1,106	10.60%

Total interest bearing liabilities	$1,145,572	$5,662	0.66%	$1,013,708	$6,962	0.92%
Non-interest bearing liabilities	232,227			197,497
Other liabilities	6,414			5,768

Total liabilities	$1,384,213			$1,216,973
Equity	83,955			75,423

Total liabilities & equity	$1,468,168			$1,292,396

Recap:
Interest income — FTE		$37,597	3.64%		$36,438	4.04%
Interest expense		5,662	0.66%		$6,962	0.92%

Net interest income/spread — FTE		$31,935	2.98%		$29,476	3.12%

Contribution of non-interest bearing funds			0.12%			0.15%

Net interest margin — FTE			3.10%			3.27%

Notes to the average balance and interest rate tables:
•	Average balances are computed using daily actual balances.

•	The average loan balance includes loans, loans held for sale, and non-accrual loans. The interest recognized prior to becoming non-accrual is reflected in the interest income for loans.

•	Interest income on loans includes loan costs net of loan fees, of $542 thousand and $512 thousand, for the nine month period ending September 30, 2011 and 2010, respectively.

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

•
Interest income on a fully taxable equivalent basis includes the additional amount of interest income that would have been earned on tax exempt loans and if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income. Interest income on tax exempt loans and municipal securities has been calculated on a fully taxable equivalent basis using a federal and state income tax blended rate of 40%. The appropriate tax equivalent adjustments to interest income on loans were $700 thousand and $395 thousand for the nine month period ending September 30, 2011 and 2010, respectively. The appropriate tax equivalent adjustments to interest income on municipal securities were $939 thousand and $884 thousand for the nine month period ending September 30, 2011 and 2010, respectively.

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

Provision for Loan Losses
The amount charged to the provision for loan losses by the Bank is based on management’s evaluation as to the amounts required to maintain an allowance adequate to provide for probable incurred losses inherent in the loan portfolio. The provision for loan losses made was at a level deemed necessary by management to absorb estimated, probable incurred losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which are used to determine the provision for loan losses. The level of this allowance is dependent upon the total amount of past due and non-performing loans, general economic conditions and management’s assessment of probable incurred losses based upon internal credit evaluations of loan portfolios and particular loans.

Due to the imprecise nature of estimating the allowance for loan losses, the allowance for loan losses includes a minor unallocated component. The unallocated component of the allowance for loan losses incorporates the management’s judgmental determination of inherent losses that may not be fully reflected in other allocations, including factors such as economic uncertainties, industry trends impacting specific portfolio segments, and broad portfolio quality trends. Therefore, the ratio of allocated to unallocated components within the total allowance may fluctuate from period to period. For the three months ended September 30, 2011, the unallocated component of the allowance decreased $25. For the nine months ended September 30, 2011, the unallocated component of the allowance decreased $78. The allocation decrease was driven by longer term improvements in asset quality, primarily lower net charge offs.
The provision for loan losses is affected by net chargeoffs on loans and changes in specific and general allocations of the allowance. The provision for loan losses was ($371) and $1,875, for the three month period ending September 30, 2011 and 2010, respectively. During the third quarter, the Corporation had $12,979 in loans that migrated to impaired status. These loans were individually evaluated for impairment and as a result of a detailed cash flow or collateral analysis, the allocation on these loans was $377 less than when they were collectively evaluated for impairment last quarter. On one of the larger non-performing loan relationships, the Corporation obtained additional collateral, which required minimal specific reserves for this relationship. Net chargeoffs for the three month period ending September 30, 2011, were $1,048 but included $953 that had been previously specifically provided for. Based on these two factors, management recorded no provision for loan losses for the three month period ending September 30, 2011, and reversed $371 of provision expense previously recorded.
The provision for loan losses was $2,307 for the nine month period ending September 30, 2011, compared to a provision for loan losses of $4,344 for the nine month period ending September 30, 2010. The decrease was driven by longer term improvements in asset quality, primarily lower net charge offs in the three-year historical loss experience, which affects the level of allocation required for loans collectively evaluated for impairment.
Other Operating Income
The following table details the components of other operating income:

	Three months ended
	September 30,		$	%
	2011	2010	Change	Change
Wealth management fees	$1,403	$1,263	$140	11.1%
Service charges and fees on deposit accounts	750	759	(9)	-1.2%
Rental income	44	59	(15)	-25.4%
Mortgage banking income	595	1,122	(527)	-47.0%
Interchange income	362	330	32	9.7%
Net gain on sale of securities	61	—	61	100.0%
Other	484	675	(191)	-28.3%

Total other operating income	$3,699	$4,208	$(509)	-12.1%

Total other operating income for the three month period ending September 30, 2011, decreased as compared to the three month period ending September 30, 2010.
Wealth Management fees increased for the three month period ending September 30, 2011, as compared to the three month period ending September 30, 2010. The increase in wealth management fees is attributable to an increase in Irrevocable Life Insurance Trust (“ILIT”) fees, tax preparation fees, and an overall increase in assets under management.
Service charges and fees on deposit accounts decreased for the three month period ending September 30, 2011, as compared to the three month period ending September 30, 2010. The decrease is primarily attributable to a decrease in service charges collected for checking accounts and overdraft and NSF fees. The decrease is partially offset by an increase in wire transfer fees and ATM fees.
Rental income decreased for the three month period ending September 30, 2011, as compared to the three month period ending September 30, 2010. The decrease was primarily due to the Bank occupying more space at the 4930 North Pennsylvania Street and 107 North Pennsylvania Street locations thus reducing the space available for tenants.

Mortgage banking income decreased for the three month period ending September 30, 2011, as compared to the three month period ending September 30, 2010. The decrease for the three month period ending September 30, 2011, as compared to the three month period ending September 30, 2010, is due to a decrease in the net gain on the sale of mortgage loans. A net gain on the sale of mortgage loans of $890 was recorded for the three month period ending September 30, 2011, as compared to a net gain on the sale of mortgage loans of $1,293 for the three month period ending September 30, 2010. The gains recorded in 2011 over 2010 are lower due to a lower sales price compared to the par amount of the mortgage period over period. Also, contributing to the decrease was an increase in the write down of the fair value of mortgage servicing rights (“MSRs”) of $426 for the three month period ending September 30, 2011, as compared to a write down of $275 for the three month period ending September 30, 2010.
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
Interchange income increased for the three month period ending September 30, 2011, as compared to the three month period ending September 30, 2010. The increase is attributable to higher transaction volumes for debit cards and credit cards during the three month period ending September 30, 2011, as compared to the three month period ending September 30, 2010. The increase is partially offset by an increase in cash back rewards expense for the three month period ending September 30, 2011, as compared to the three month period ending September 30, 2010.
Net gain on sale of securities increased for the three month period ending September 30, 2011, as compared to the three month period ending September 30, 2010. Three available-for-sale municipal securities were sold during the three month period ending September 30, 2011. The non-rated municipals are out of state making it difficult to monitor their credit risk on a timely basis.
Other income decreased for the three month period ending September 30, 2011, as compared to the three month period ending September 30, 2010. The decrease is primarily due to a decrease in other real estate rental income, bank owned life insurance income, loan modification fees, and prepayment penalties collected.
The following table details the components of other operating income:

	Nine months ended
	September 30,		$	%
	2011	2010	Change	Change
Wealth management fees	$4,487	$3,934	$553	14.1%
Service charges and fees on deposit accounts	2,242	2,277	(35)	-1.5%
Rental income	143	204	(61)	-29.9%
Mortgage banking income	812	1,602	(790)	-49.3%
Interchange income	1,071	928	143	15.4%
Net gain (loss) on sale of securities	61	(5)	66	-1320.0%
Other	1,623	1,508	115	7.6%

Total other operating income	$10,439	$10,448	$(9)	-0.1%

Total other operating income for the nine month period ending September 30, 2011, decreased as compared to the nine month period ending September 30, 2010.
Wealth Management fees increased for the nine month period ending September 30, 2011, as compared to the nine month period ending September 30, 2010. The increase in wealth management fees is attributable to an increase in estate fees, ILIT fees, tax preparation fees, and an overall increase in assets under management.
Service charges and fees on deposit accounts decreased for the nine month period ending September 30, 2011, as compared to the nine month period ending September 30, 2010. The decrease is primarily attributable to a decrease in service charges collected for checking accounts and overdraft and NSF fees. The decrease is partially offset by an increase in wire transfer fees and ATM fees.

Rental income decreased for the nine month period ending September 30, 2011, as compared to the nine month period ending September 30, 2010. This was due to the bank occupying more space at the 4930 North Pennsylvania Street and 107 North Pennsylvania Street locations thus reducing the space available for tenants.
Mortgage banking income decreased for the nine month period ending September 30, 2011, as compared to the nine month period ending September 30, 2010. The decrease for the nine month period ending September 30, 2011, as compared to the nine month period ending September 30, 2010, is due to a decrease in the net gain on the sale of mortgage loans. A net gain on the sale of mortgage loans of $1,167 was recorded for the nine month period ending September 30, 2011, as compared to a net gain on the sale of mortgage loans of $2,006 for the nine month period ending September 30, 2010. The gains recorded in 2011 over 2010 are lower due to a lower sales price compared to the par amount of the mortgage period over period. Also, contributing to the decrease was an increase in the write down of the fair value of mortgage servicing rights of $722 for the nine period ending September 30, 2011, as compared to a write down of $713 for the nine month period ending September 30, 2010.
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
Interchange income increased for the nine month period ending September 30, 2011, as compared to the nine month period ending September 30, 2010. The increase is attributable to higher transaction volumes for debit cards and credit cards during the nine month period ending September 30, 2011, as compared to the nine month period ending September 30, 2010. The increase is partially offset by an increase in cash back rewards expense for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010.
Net gain on sale of securities increased for the nine month period ending September 30, 2011, as compared the nine month period ending September 30, 2010. Three available-for-sale municipal securities were sold during the nine month period ending September 30, 2011. The non-rated municipals are out of state making it difficult to monitor their credit risk on a timely basis.
Other income increased for the nine month period ending September 30, 2011, as compared to the nine month period ending September 30, 2010. The increase is primarily due to an increase in other real estate rental income and on fees collected for loan covenant waivers. The increase is partially offset by a decrease in bank owned life insurance income, letter of credit fees, Dreyfus money market funds sweep fees, late fee income, loan modification fees, and prepayment penalties collected.
Other Operating Expenses
The following table details the components of other operating expense:

	Three months ended
	September 30,		$	%
	2011	2010	Change	Change
Salaries, wages and employee benefits	$7,572	$5,249	$2,323	44.3%
Occupancy	673	610	63	10.3%
Furniture and equipment	286	295	(9)	-3.1%
Professional services	474	535	(61)	-11.4%
Data processing	811	736	75	10.2%
Business development	468	438	30	6.8%
FDIC Insurance	296	505	(209)	-41.4%
Non performing assets	434	964	(530)	-55.0%
Other	1,422	1,805	(383)	-21.2%

Total other operating expenses	$12,436	$11,137	$1,299	11.7%

Total other operating expenses for the three month period ending September 30, 2011, increased as compared to the three month period ending September 30, 2010.
Salaries, wages, and employee benefits increased for the three month period ending September 30, 2011, as compared to the three month period ending September 30, 2010. The increase is the result of increased salary expense, employer FICA expense, group medical benefits, 401K expense, deferred compensation, training expense, and performance bonus expense. The percentage accrued for the performance bonus was higher in 2011 as compared to the percentage in 2010. The increase is partially offset by a decrease in contract labor.
Occupancy expense increased for the three month period ending September 30, 2011, as compared to the three month period ending September 30, 2010. The increase is due to an increase in real estate taxes, building and improvements depreciation expense, building maintenance, and utilities expense.
Furniture and equipment expense decreased for the three month period ending September 30, 2011, as compared to the three month period ending September 30, 2010. This decrease is due to a decrease in computer equipment depreciation expense and maintenance contracts. The decrease is partially offset by an increase in furniture, fixture, and equipment repair expense, furniture, fixture, and equipment purchased for less than $500 and expensed, and furniture, fixture, and equipment depreciation expense.
Professional services expense decreased for the three month period ending September 30, 2011, as compared to the three month period ending September 30, 2010. The decrease is due to a decrease in advertising agency fees, outsourced internal audit fees, design services, attorney fees, and courier service.
Data processing expenses increased for the three month period ending September 30, 2011, as compared to the three month period ending September 30, 2010. The increase is due to an increase in bill payment services, ATM/debit cards, credit cards, transaction processing fees and mutual fund expense for Wealth Management accounts, and software maintenance. The increase is partially offset by a decrease in service bureau fees of the Bank and fiduciary income tax preparation for Wealth Management accounts.
Business development expenses increased for the three month period ending September 30, 2011, as compared to the three period ending September 30, 2010. The increase is due to an increase in customer entertainment, public relations, and customer promotions.
FDIC insurance expense decreased for the three month period ending September 30, 2011, as compared to the three month period ending September 30, 2010. The decrease is due to the new rate schedule adopted by the FDIC effective April 1, 2011. In addition, effective January 1, 2011, the FDIC changed the Temporary Liquidity Guarantee Program and the Corporation is no longer required to pay for this program. The decrease is partially offset by an increase in the FDIC assessment because of higher assets period over period.
Nonperforming assets expenses decreased for the three month period ending September 30, 2011, as compared to the three month period ending September 30, 2010. This decrease is due to a decrease in the write down of the carrying value of other real estate owned period over period and classified loan expense. The decrease is partially offset by an increase in real estate taxes, lawn maintenance, and appraisal fees related to other real estate owned by the Corporation. Additionally, there was an increase in the net loss on the sale of the other real estate.
Other expenses decreased for the three month period ending September 30, 2011, as compared to the three period ending September 30, 2010. In 2010, the Corporation recorded a reserve as a result of a wire transfer inadvertently sent to the wrong beneficiary.

The following table details the components of other operating expense:

	Nine months ended
	September 30,		$	%
	2011	2010	Change	Change
Salaries, wages and employee benefits	$20,775	$17,362	$3,413	19.7%
Occupancy	2,049	1,898	151	8.0%
Furniture and equipment	868	954	(86)	-9.0%
Professional services	1,521	1,678	(157)	-9.4%
Data processing	2,482	2,263	219	9.7%
Business development	1,360	1,328	32	2.4%
FDIC Insurance	1,079	1,540	(461)	-29.9%
Non performing assets	1,266	1,268	(2)	-0.2%
Other	1,938	3,532	(1,594)	-45.1%

Total other operating expenses	$33,338	$31,823	$1,515	4.8%

Total other operating expenses for the nine month period ending September 30, 2011, increased as compared to the nine month period ending September 30, 2010.
Salaries, wages, and employee benefits increased for the nine month period ending September 30, 2011, as compared to the nine month period ending September 30, 2010. The increase is the result of increased salary expense, employer FICA expense, federal and state unemployment tax expense, contract labor, group medical benefits, 401K expense, performance bonus expense, training expense, and deferred compensation. The percentage accrued for the performance bonus was higher in 2011 as compared to the percentage in 2010. The increase is partially offset by an increase in direct loan origination costs capitalized.
Occupancy expense increased for the nine month period ending September 30, 2011, as compared to the nine month period ending September 30, 2010. The increase is due to an increase in real estate taxes, building and improvements depreciation expense, lawn maintenance, building operating costs, and utilities expense. The increase is partially offset by a decrease in building and property repair expense, land and leasehold improvements depreciation expense, snow removal, and building cleaning and supplies.
Furniture and equipment expense decreased for the nine month period ending September 30, 2011, as compared to the nine month period ending September 30, 2010. This decrease is due to a decrease in furniture, fixture, and equipment purchased for less than $500 and expensed, computer equipment depreciation expense, and maintenance contracts. The decrease is partially offset by an increase in furniture, fixture, and equipment repair expense and furniture, fixture, and equipment depreciation expense.
Professional services expense decreased for the nine month period ending September 30, 2011, as compared to the nine month period ending September 30, 2010. The decrease is due to a decrease in consulting fees, advertising agency fees, design services, attorney fees, and courier service. The decrease is partially offset by an increase in outsourced internal audit services.
Data processing expenses increased for the nine month period ending September 30, 2011, as compared to the nine month period ending September 30, 2010. The increase is due to an increase in bill payment services, remote deposit capture fees, ATM/debit cards, credit cards, fiduciary income tax preparation for Wealth Management accounts, transaction processing fees and mutual fund expense for Wealth Management accounts, computer software amortization, and software maintenance. The increase is partially offset by a decrease in service bureau fees of the Bank.
Business development expenses increased for the nine month period ending September 30, 2011, as compared to the nine period ending September 30, 2010. The increase is due to an increase in public relations, market research, customer entertainment, and customer relations. The increase is partially offset by a decrease in customer promotions and direct mail campaign.

FDIC insurance expense decreased for the nine month period ending September 30, 2011, as compared to the nine month period ending September 30, 2010. The decrease is due to the new rate schedule adopted by the FDIC effective April 1, 2011. In addition, effective January 1, 2011, the FDIC changed the Temporary Liquidity Guarantee Program and the Corporation is no longer required to pay for this program. The decrease is partially offset by an increase in the FDIC assessment because of higher assets period over period.
Nonperforming assets expenses decreased for the nine month period ending September 30, 2011, as compared to the nine month period ending September 30, 2010. This decrease is due to a decrease in the write down of the carrying value of other real estate owned period over period and classified loan expense. Also contributing to the decrease is a net gain on the sale of the other real estate. The decrease is partially offset by an increase in real estate taxes, lawn maintenance, and appraisal fees related to other real estate owned by the Corporation.
Other expenses decreased for the nine month period ending September 30, 2011, as compared to the nine period ending September 30, 2010. The decrease is due to a reversal of a $1,000 accrual established by the Corporation in 2008 relating to a certain deposit account. In 2010, the Corporation recorded a reserve as a result of a wire transfer in advertently sent to the wrong beneficiary. During 2011, the Corporation recovered $395 relating to the wire transfer.
Federal and State Income Tax
The following table presents the statutory rate reconciliation:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Income before federal and state income tax	$1,831	$842	$5,090	$2,518

Tax expense at federal statutory rate	623	286	1,731	$856

Increase (decrease) in taxes resulting from:
State income tax	123	26	245	$77
Tax exempt interest	(345)	(266)	(926)	$(661)
Bank owned life insurance	(29)	(33)	(87)	$(99)
Customer entertainment	29	27	75	$72
Other	(11)	46	(44)	$59

Total income tax	$390	$86	$994	$304

Financial Condition
Total assets increased $45,776 from $1,441,393 at December 31, 2010, to $1,487,169 at September 30, 2011. The increase is the result of an increase of $43,327 in loans. Investment securities increased $83,201, but were offset by a decrease in cash and cash equivalents of $81,901. Deposits increased $39,010 from $1,238,840 at December 31, 2010, to $1,277,850 at September 30, 2011, due to new deposit relationships. The increase in deposits and decrease in cash and cash equivalents funded the increase in loans as well as the purchase of investments securities.
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

The Corporation has many sources of funds available, they include: cash and due from Federal Reserve, overnight federal funds sold, investments available for sale, maturity of investments held for sale, deposits, Federal Home Loan Bank (“FHLB”) advances, and issuance of debt. Proceeds from maturities of investment securities were the most significant funding source and purchases of investment securities were the most significant use of funds during the nine month period ending September 30, 2011. Deposits were the most significant funding source and loans were the most significant use of funds during the nine month period ending September 30, 2010.
The Corporation entered into a $2,000 revolving line of credit with U.S. Bank which matured on August 31, 2011. On September 1, 2011, the Corporation renewed the revolving loan agreement which will mature on August 31, 2012. As part of the renewal of the revolving loan agreement, the revolving loan amount was reduced from $2,000 to $1,000. Under the terms of the revolving line of credit, the Corporation paid prime plus 1.25% which equated to 4.50% at September 30, 2011. In addition, the Corporation paid a 0.25% fee on the unused portion of the revolving line of credit. As of September 30, 2011, the outstanding balance of the revolving line of credit was $0.
The Corporation also has a $3,000 one-year term facility with U.S. Bank which matured on August 31, 2011. The one-year term facility was renewed and will now mature on August 31, 2012. Under the terms of the one-year term facility, the Corporation pays prime plus 1.25% which equated to 4.50% at September 30, 2011. In addition to quarterly interest payments, the Corporation makes quarterly principal payments of $62.5. As of September 30, 2011, the outstanding balance of the term facility was $2,500.
All of the U.S. Bank agreements contain various financial and non-financial covenants. As of September 30, 2011, the Corporation was in compliance with all covenants.
Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as available for sale, and maturing loans. Interest bearing due from banks represented the Corporation’s primary source of immediate liquidity and averaged $186,770 and $144,176 for the nine month period ending September 30, 2011, and September 30, 2010, respectively. The Corporation believes these balances are maintained at a level adequate to meet immediate needs. Reverse repurchase agreements may serve as a source of liquidity, but are primarily used as collateral for customer balances in overnight repurchase agreements. Maturities in the Corporation’s loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.
The Corporation’s management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation’s liquidity position.
The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At September 30, 2011, the Corporation’s rate sensitive liabilities exceeded rate sensitive assets due within one year by $111,328.
As part of managing liquidity, the Corporation monitors its loan to deposit ratio on a monthly basis. At September 30, 2011, the ratio was 73.8%. This is well within the board approved policy.
The Corporation experienced a decrease in cash and cash equivalents, another primary source of liquidity, of $81,901 during the nine month period ending September 30, 2011. Proceeds from the maturity of investment securities provided cash of $64,508 and deposit growth provided cash of $39,010. Lending activities used cash of $64,031 and purchases of investment securities used cash of $146,769.
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

Capital Resources
The Corporation has a $1,000 revolving line of credit and a $3,000 one-year term loan with U.S. Bank. See “Liquidity and Interest Rate Sensitivity” section of this report for further discussion.
On June 29, 2007, the Bank entered into a Subordinated Debenture Purchase Agreement with U.S. Bank in the amount of $5,000, which will mature on June 28, 2017. Under the terms of the Subordinated Debenture Purchase Agreement, the Bank pays 3-month London Interbank Offered Rate (LIBOR) plus 1.20% which equated to 1.58% at September 30, 2011. Interest payments are due quarterly.
In September 2000, the Trust, which is wholly owned by the Corporation, issued $13,500 of company obligated mandatorily redeemable capital securities. The proceeds from the issuance of the capital securities and the proceeds from the issuance of the common securities of $418 were used by the Trust to purchase from the Corporation $13,918 fixed rate junior subordinated debentures. The capital securities mature September 7, 2030, or upon earlier redemption as provided by the Indenture. The Corporation has the right to redeem the capital securities, in whole or in part, but in all cases in a principal amount with integral multiples of a thousand dollars on any March 7 or September 7 on or after September 7, 2010, at a premium of 104.8%, declining ratably to par on September 7, 2020. The capital securities and the debentures have a fixed interest rate of 10.60% and are guaranteed by the Bank. The net proceeds received by the Corporation from the sale of capital securities were used for general corporate purposes.
There were no FHLB advances outstanding as of September 30, 2011, or 2010.
The Bank may add indebtedness of this nature in the future if determined to be in the best interest of the Bank.
Capital for the Bank is at or above the well capitalized regulatory requirements at September 30, 2011. Pertinent capital ratios for the Bank as of September 30, 2011, are as follows:

		Well	Adequately
	Actual	Capitalized	Capitalized
Tier 1 risk-based capital ratio	9.4%	6.0%	4.0%
Total risk-based capital ratio	11.1%	10.0%	8.0%
Leverage ratio	6.4%	5.0%	4.0%
Dividends from the Bank to the Corporation may not exceed the net undivided profits of the Bank (included in consolidated retained earnings) for the current calendar year and the two previous calendar years without prior approval from the Office of the Comptroller of the Currency. In addition, Federal banking laws limit the amount of loans the Bank may make to the Corporation, subject to certain collateral requirements. No loans were made by the Bank to the Corporation during the nine month period ending September 30, 2011 or 2010. A dividend of $1,068 and $1,115 was declared and paid by the Bank to the Corporation during the nine month period ending September 30, 2011 and 2010, respectively.
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

Under the amended repurchase plan, the Corporation purchased 28,475 shares during the nine month period ending September 30, 2011, and $4 million is still available under the new repurchase plan as of September 30, 2011. The stock repurchase program does not require the Corporation to acquire any specific number of shares and may be modified, suspended, extended or terminated by the Corporation at any time without prior notice. The repurchase program will terminate on December 31, 2011, unless earlier suspended or discontinued by the Corporation.
Recent Accounting Pronouncements and Developments
Note 10 to the Consolidated Financial Statements under Item 1 discusses new accounting policies adopted by the Corporation during the third quarter of 2011 and the expected impact of the adoption of the new accounting policies.

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
At September 30, 2011, the interest rate risk position of the Corporation was liability sensitive, meaning net income should decrease as rates rise and increase as rates fall. The Corporation performs a 200 basis point upward and downward interest rate shock to determine whether there would be an adverse impact on its annual net income and that it is within the established policy limits. A downward interest rate shock scenario was not performed due to the low level of current interest rates. The earnings simulation model as of September 30, 2011, projects an approximate decrease of 14.1% in net income in a 200 basis point upward interest rate shock. The Corporation was well within the policy limits established by the ALCO policy at September 30, 2011.
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
Evaluation of Disclosure Controls and Procedures
The Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2011, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures as of September 30, 2011, were effective in ensuring information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	On July 1, 2011, the Corporation sold a total of 29,000 shares of common stock for proceeds of $804,750 to one director of the Corporation pursuant to the exercise of stock options by the director.

On July 5, 2011, the Corporation sold a total of 1,100 shares of common stock for proceeds of $30,250 to one officer of the Corporation pursuant to the exercise of stock options by the officer.

On July 28, 2011, the Corporation sold a total of 1,000 shares of common stock for proceeds of $27,750 to one officer of the Corporation pursuant to the exercise of stock options by the officer.

These sales were made pursuant to an exemption from registration under Sections 3(a)(11) and 4(2) of the Securities Act of 1933, as amended.

(b)	Not applicable.

(c)
The following table sets forth the issuer repurchases of equity securities that are registered by the Corporation pursuant to Section 12 of the Securities Exchange Act of 1934 during the third quarter of 2011.

Maximum
Number (or
Approximate
			Total	Dollar Value)
			Number of	of Shares that
			Shares	May Yet Be
			Purchased as	Purchased
			Part of	Under the
	Total		Publicly	Plans or
	Number of	Average	Announced	Programs
	Shares	Price Paid	Plans or	(Dollars in
Period	Purchased	per Share	Programs**	thousands)

July 1 - July 31, 2011	2,400	$45.73	2,400	$4,103

August 1 - August 31, 2011	1,715	$45.88	1,715	$4,024

September 1 - September 30, 2011	—	$—	—	$4,024

Total	4,115	*	4,115

*	The weighted average price per share for the period July 2011 through September 2011 was $45.79.

**	All shares repurchased by the Corporation during 2011 were completed pursuant to the repurchase program.

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

Under the amended repurchase plan, the Corporation purchased 28,475 shares during the nine month period ending September 30, 2011, and $4 million is still available under the new repurchase plan as of September 30, 2011. The stock repurchase program does not require the Corporation to acquire any specific number of shares and may be modified, suspended, extended or terminated by the Corporation at any time without prior notice. The repurchase program will terminate on December 31, 2011, unless earlier suspended or discontinued by the Corporation.

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

101.
The following material from The National Bank of Indianapolis Corporation’s Form 10-Q Report for the quarterly period ended September 30, 2011, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity, and (v) the Notes to Consolidated Financial Statements.* *

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
Date: November 4, 2011

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION
/s/ Debra L. Ross .
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

101.
The following material from The National Bank of Indianapolis Corporation’s Form 10-Q Report for the quarterly period ended September 30, 2011, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity, and (v) the Notes to Consolidated Financial Statements.**

*	Management contract or compensatory plan or arrangement.

**	Furnished, not filed, for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.