Form 10-K
period 2011-12-31
NATIONAL BANK OF INDIANAPOLIS CORP
filed 2012-03-09
CIK 912382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-21671

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION

(Exact name of Registrant as Specified in its Charter)

Indiana	35-1887991
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

107 North Pennsylvania Street Indianapolis, Indiana	46204
(Address of Principal Executive Offices)	(Zip Code)

(317) 261-9000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered Pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes  ☐     No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2011, was approximately $72,626,005. The number of shares of the registrant’s Common Stock outstanding March 9, 2012 was 2,329,984.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the Registrant’s definitive proxy statement to be filed in connection with the annual meeting of shareholders to be held on June 21, 2012.

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

The Bank opened for business to the public on December 20, 1993. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank currently conducts its business through twelve offices, including its downtown headquarters located at 107 North Pennsylvania Street in Indianapolis, and its neighborhood bank offices located at:

•	8451 Ditch Road, Indianapolis, in northwestern Marion County;

•	6807 East 82nd Street, Indianapolis, in northeastern Marion County;

•	Chamber of Commerce Building at 320 North Meridian Street in downtown Indianapolis;

•	4930 North Pennsylvania Street, Indianapolis, in northern Marion County;

•	One America Office Complex in downtown Indianapolis;

•	613 East Carmel Drive, Carmel, in Hamilton County;

•	1689 West Smith Valley Road, Greenwood, in Johnson County;

•	10590 North Michigan Road, Carmel, in Hamilton County;

•	2714 East 146th Street, Carmel, in Hamilton County;

•	2410 Harleston Street, Carmel, in Hamilton County; and

•	11701 Olio Road, Fishers, in Hamilton County.

The Bank provides a full range of deposit, credit, and money management services to its targeted market, which is small to medium size businesses, affluent executive and professional individuals, and not-for-profit organizations. The Bank has full trust powers.

Management initially sought to position the Bank to capitalize on the customer disruption, dissatisfaction, and turn-over which it believed had resulted from the acquisition of the three largest commercial banks located in Indianapolis by out-of-state holding companies. Management is now focused on serving the local markets with an organization which is not owned by an out-of-state company and whose decisions are made locally. On December 31, 2011, the Corporation had consolidated total assets of $1.5 billion and total deposits of $1.2 billion.

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

The residential mortgage lending area of the Bank offers conforming, jumbo, portfolio, and Community Reinvestment Act mortgage products. The Bank utilizes secondary market channels it has developed for sale of those mortgage products described above. Secondary market channels include Federal National Mortgage Association (“FNMA”) and Federal Loan Home Bank of Indianapolis (“FHLBI”), as well as private investors identified through wholesale entities. Consumer lending is directed to executive and professional clients through residential mortgages, credit cards, and personal lines of credit to include home equity loans.

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

Employees. The Corporation and the Bank have 279 employees, of which 274 are full-time equivalent employees. The Bank has employed persons with substantial experience in the Indianapolis MSA banking market. The average banking experience level for all Bank employees is in excess of 15 years.

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

Commercial loans typically entail a thorough analysis of the borrower and its management, occasional review of its industry, current and projected financial condition and other factors. Credit analysis involves cash flow analysis, collateral, the type of loan, loan maturity, terms and conditions, and various loan-to-value ratios as they relate to loan policy. The Bank typically requires commercial borrowers to have annual financial statements prepared by independent accountants and may require such financial statements to be audited or reviewed by accountants. The Bank generally requires appraisals or evaluations in connection with loans secured by real estate. Such appraisals or evaluations are obtained prior to the time funds are advanced. The Bank also often requires personal guarantees from principals involved with closely-held corporate borrowers.

Generally, the Bank requires loan applications or personal financial statements from its personal borrowers on loans that the Bank originates. Loan officers or credit analysts complete a debt to income analysis, an analysis of the borrower’s liquidity, and an analysis of collateral, if appropriate, that should meet established standards of lending policy.

The Bank maintains a comprehensive loan policy that establishes guidelines with respect to all categories of lending. In addition, loan policy sets forth lending authority for each loan officer. The Loan Committee of the Bank reviews all loans in excess of $500 thousand. Any loan in excess of a lending officer’s lending authority, up to $2.0 million, must receive the approval of the Chief Executive Officer (“CEO”), Chief Lending Officer (“CLO”), Chief Credit Officer, Commercial Lending Manager, Non-Profit Manager, or the Private Banking Manager. Any loan in excess of a lending officer’s lending authority, greater than $2.0 million, up to $2.5 million, must receive the approval of the CEO or CLO. Loans in excess of $2.5 million but less than $6 million must be approved by the Loan Committee prior to the Bank making such loan. The Board of Directors Loan Policy Committee is not usually required to approve loans unless they are above $6 million. Commercial loans are assigned a rating based on creditworthiness and are monitored for improvement or deterioration. Consumer loans are monitored by delinquency trends. The consumer portfolios are assigned an average weighted risk grade based on specific risk characteristics. Loans are made primarily in the Bank’s designated market area.

REGULATION AND SUPERVISION

Both the Corporation and the Bank operate in highly regulated environments and are subject to supervision and regulation by several governmental regulatory agencies, including the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Office of the Comptroller of the Currency (the “OCC”), and the FDIC. The laws and regulations established by these agencies are generally intended to protect depositors, not shareholders. Changes in applicable laws, regulations, governmental policies, income tax laws and accounting principles may have a material effect on the Corporation’s business and prospects. The following summary is qualified by reference to the statutory and regulatory provisions discussed.

The Dodd-Frank Act

On July 21, 2010, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial industry, including provisions that, among other things, will:

•

Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining, and enforcing compliance with federal consumer financial laws.

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

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Corporation, its customers or the financial industry more generally. Provisions in the legislation that affect the payment of interest on demand deposits and interchange fees are likely to increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Provisions in the legislation that revoke the Tier 1 capital treatment of trust preferred securities and otherwise require revisions to the capital requirements of the Bank and the Corporation could require the Bank and the Corporation to seek other sources of capital in the future.

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

Certain regulatory capital ratios for the Corporation as of December 31, 2011, are shown below:

September 30,
Tier 1 Capital to Risk-Weighted Assets	9.8%
Total Risk Based Capital to Risk-Weighted Asset	11.5%
Tier 1 Leverage Ratio	6.7%

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

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. Among other requirements, the Sarbanes-Oxley Act established: (i) requirements for audit committees of public companies, including independence and expertise standards; (ii) additional responsibilities regarding financial statements for the chief executive officers and chief financial officers of reporting companies; (iii) standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for reporting companies regarding various matters relating to corporate governance, and (v) new and increased civil and criminal penalties for violation of the securities laws.

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

Prior to the passage of the Dodd-Frank Act, assessments for FDIC deposit insurance ranged from 7 to 77 basis points per $100 of assessable deposits. On May 22, 2009, the FDIC imposed a special assessment of five basis points on each institution’s assets minus Tier 1 capital as of June 30, 2009, which was payable to the FDIC on September 30, 2009. The Bank paid a total of $557 thousand related to the special assessment. No institution may pay a dividend if it is in default on its federal deposit insurance assessment. The Bank paid a total FDIC assessment of $1.4 million in 2011.

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

Certain actual regulatory capital ratios under the OCC’s risk-based capital guidelines for the Bank at December 31, 2011, are shown below:

September 30,
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

The Bank is also subject to the “prompt corrective action” regulations, which implement a capital-based regulatory scheme designed to promote early intervention for troubled banks. This framework contains five categories of compliance with regulatory capital requirements, including “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. As of December 31, 2011, the Bank was qualified as “well capitalized.” It should be noted that a bank’s capital category is determined solely for the purpose of applying the “prompt corrective action” regulations and that the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decrease, as it moves downward through the capital categories. Bank holding companies controlling financial institutions can be required to boost the institutions’ capital and to partially guarantee the institutions’ performance.

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

S.A.F.E. Act Requirements. Regulations issued under the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 ( the “S.A.F.E. Act” ) require residential mortgage loan originators who are employees of institutions regulated by the foregoing agencies, including national banks, to meet the registration requirements of the S.A.F.E. Act.

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

Other Regulatory Developments

In December 2010 and January 2011, the Basel Committee published the final texts of reforms on capital and liquidity generally referred to as “Basel III.” Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by United States banking regulators in developing new regulations applicable to other banks in the United States, including the Bank.

For banks in the United States, among the most significant provisions of Basel III concerning capital are the following:

•	a minimum ratio of common equity to risk-weighted assets reaching 4.5% plus an additional 2.5% as a capital conservation buffer, by 2019 after a phase-in period;

•	a minimum ratio of Tier 1 capital to risk-weighted assets reaching 6.0% by 2019 after a phase-in period;

•	a minimum ratio of total capital to risk-weighted assets, plus the additional 2.5% capital conservation buffer, reaching 10.5% by 2019 after a phase-in period;

•	an additional countercyclical capital buffer to be imposed by applicable national banking regulators periodically at their discretion, with advance notice;

•	restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone;

•	deduction from common equity of deferred tax assets that depend on future profitability to be realized;

•	increased capital requirements for counterparty credit risk relating to over the counter derivatives, repos and securities financing activities; and

•

for capital instruments issued on or after January 13, 2013 (other than common equity), a loss-absorbency requirement such that the instrument must be written off or converted to common equity if a trigger event occurs, either pursuant to applicable law or at the direction of the banking regulator. A trigger event is an event under which the banking entity would become nonviable without the write-off or conversion, or without an injection of capital from the public sector. The issuer must maintain authorization to issue the requisite shares of common equity if conversion were required.

The Basel III provisions on liquidity include complex criteria establishing the liquidity coverage ratio (“LCR”) and the net stable funding ratio (“NSFR”). The purpose of the LCR is to ensure that a bank maintains adequate unencumbered, high quality liquid assets to meet its liquidity needs for 30 days under a severe liquidity stress scenario. The purpose of the NSFR is to promote more medium and long-term funding of assets and activities, using a one-year horizon. Although Basel III is described as a “final text,” it is subject to the resolution of certain issues and to further guidance and modification, as well as to adoption by United States banking regulators, including decisions as to whether and to what extent it will apply to United States banks that are not large, internationally active banks.

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

During 2011, the business environment continued to be adverse for many households and businesses in the United States and worldwide. While economic conditions in the United States and worldwide have begun to improve, there can be no assurance that this improvement will continue. Such conditions have affected, and could continue to adversely affect, the credit quality of the Corporation’s loans, results of operations and financial condition.

In response to economic and market conditions, from time to time the Corporation has undertaken initiatives to reduce its cost structure where appropriate. These initiatives may not be sufficient to meet current and future changes in economic and market conditions and allow the Corporation to achieve profitability. In addition, costs actually incurred in connection with these restructuring actions may be higher than our estimates of such costs or may not lead to the anticipated cost savings.

The soundness of other financial institutions could adversely affect us

The ability of the Corporation to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to market-wide liquidity problems and losses or defaults by the Corporation or by other institutions. Many of these transactions expose the Corporation to credit risk in the event of default of the Corporation’s counterparty or client. In addition, the Corporation’s credit risk may be adversely impacted when the collateral held by the Corporation cannot be realized upon or its liquidated price is not sufficient to recover the full amount of the financial instrument exposure. There is no assurance that any such losses would not materially and adversely affect the Corporation’s results of operations.

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

Recently enacted and potential further financial regulatory reforms could have a significant impact on our business, financial condition and results of operations

The Dodd—Frank Wall Street Reform and Consumer Protection Act (the “Dodd–Frank Act”), enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Corporation. The changes resulting from the Dodd–Frank Act may impact the profitability of business activities, require changes to certain business practices, impose more stringent capital, liquidity and leverage requirements or otherwise adversely affect the Corporation’s business. In particular, the potential impact of the Dodd–Frank Act on the Corporation’s operations and activities, both currently and prospectively, include, among others:

•	a reduction in the ability to generate or originate revenue–producing assets as a result of compliance with heightened capital standards;

•	increased cost of operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, and higher deposit insurance premiums;·

•	the limitation on the ability to raise new capital through the use of trust preferred securities, as any new issuances of these securities will no longer be included as Tier 1 capital going forward;

•	a potential reduction in fee income due to limits on interchange fees applicable to larger institutions which could effectively reduce the fees we can charge; and

•	the limitation on the ability to expand consumer product and service offerings due to anticipated stricter consumer protection laws and regulations.

Further, the Corporation may be required to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements under the Dodd–Frank Act, which may negatively impact results of operations and financial condition.

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

The Corporation is subject to lending risk

There are inherent risks associated with the Corporation’s lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where the Corporation operates as well as those across Indiana and the United States. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. Credit issues may continue to broaden during 2012 depending on the severity and duration of the declining economy and the current credit cycle.

The Bank originates commercial real estate loans, commercial loans, consumer loans and residential real estate loans primarily within its market areas. Commercial real estate, commercial, and consumer loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate. These loans also have greater credit risk than residential real estate for the following reasons:

•	Commercial Real Estate Loans. Repayment is dependent upon income being generated in amounts sufficient to cover operating expenses and debt service.

•	Commercial Loans. Repayment is dependent upon the successful operation of the borrower’s business.

•

Consumer Loans. Consumer loans (such as personal lines of credit) are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss.

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

On July 18, 2011, the Board of Governors of the Federal Reserve System published a final rule repealing Regulation Q, which prohibits the payment of interest on demand deposits by institutions that are member banks of the Federal Reserve System. The rule implements Section 627 of the Dodd-Frank Wall Street Reform and Consumer Protection Act signed by President Obama on July 21, 2010, which repealed Section 19(i) of the Federal Reserve Act in its entirety effective July 21, 2011. As a result, financial institutions may now offer interest-bearing demand deposit accounts to commercial customers, which were previously forbidden under Regulation Q. The repeal of Regulation Q may cause increased competition from other financial institutions for these deposits.

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

The Corporation’s internal operations are subject to a number of risks

The Corporation’s internal operations are subject to certain risks, including but not limited to, data processing system failures and errors, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters. Operational risk resulting from inadequate or failed internal processes, people, and systems includes the risk of fraud by employees or persons outside of our company, the execution of unauthorized transactions by employees, errors relating to transaction processing and systems, and breaches of the internal control system and compliance requirements. This risk of loss also includes potential legal actions that could arise as a result of the operational deficiency or as a result of noncompliance with applicable regulatory standards.

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

The Corporation’s earnings could be adversely impacted by incidences of fraud and compliance failures that are not within our direct control

Financial institutions are inherently exposed to fraud risk. A fraud can be perpetrated by a customer of the Bank, an employee, a vendor, or members of the general public. We are most subject to fraud and compliance risk in connection with the origination of loans, ACH transactions, ATM transactions and checking transactions. Our largest fraud risk, associated with the origination of loans, includes the intentional misstatement of information in property appraisals or other underwriting documentation provided to us by third parties. Compliance risk is the risk that loans are not originated in compliance with applicable laws and regulations and our standards. There can be no assurance that we can prevent or detect acts of fraud or violation of law or our compliance standards by the third parties that we deal with. Repeated incidences of fraud or compliance failures would adversely impact the performance of our loan portfolio.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Property

The Bank owns the downtown office building which houses its main office as well as the Corporation’s main office at 107 North Pennsylvania Street, Indianapolis, Indiana. The Bank and the Corporation utilize nine floors of this ten-story building and lease the remainder to other business enterprises.

	September 30,	September 30,
Location	Year Opened	Owned or Leased
Banking Centers:

107 North Pennsylvania	1993	Owned
Indianapolis, IN 46204

8451 Ditch Road	1995	Owned
Indianapolis, IN 46260

6807 82nd Street	1995	Owned
Indianapolis, IN 46250

320 North Meridian Street	1996	Leased
Indianapolis, IN 46204

4930 North Pennsylvania Street	1998	Owned
Indianapolis, IN 46205

One America Square, Suite 100	1999	Leased
Indianapolis, IN 46282

613 East Carmel Drive	2012	Owned
Carmel, IN 46032

1689 West Smith Valley Road	2001	Owned
Greenwood, IN 46142

10590 North Michigan Road	2005	Owned
Carmel, IN 46032

2714 East 146th Street	2008	Owned
Carmel, IN 46033

2410 Harleston Street	2008	Owned
Carmel, IN 46032

11701 Olio Road	2009	Owned
Fishers, IN 46038

In 2000, the Bank began leasing a location at 650 East Carmel Drive, which is now closed and the lease will be terminated. In 2011, the Corporation purchased land and began construction on a new banking center located at 613 East Carmel Drive which opened in February 2012.

The Bank has installed three remote ATMs at the following locations: Indianapolis City Market, Parkwood Crossing, and Angie’s List. These remote ATMs provide additional banking convenience for the customers of the Bank and generate an additional source of fee income for the Bank.

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

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of the common stock of the Corporation are not traded on any national or regional exchange or in the over-the-counter market. Accordingly, there is no established market for the common stock. There are occasional trades as a result of private negotiations which do not always involve a broker or a dealer. The table below lists the high and low prices per share, of which management is aware, during 2011 and 2010.

	September 30,	September 30,
	Price Per Share
	High	Low
2011
First Quarter	$44.00	$40.00
Second Quarter	45.70	41.50
Third Quarter	46.37	45.70
Fourth Quarter	43.56	41.17

2010
First Quarter	$50.00	$35.91
Second Quarter	40.00	35.52
Third Quarter	44.00	35.84
Fourth Quarter	41.49	39.36

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

The Corporation had 633 shareholders of record as of March 9, 2012.

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

During the fourth quarter of 2011, the Corporation sold common stock pursuant to the exercise of stock options to employees in the aggregate of 3,900 shares for $152 thousand. As previously reported in the Corporation’s prior filings with the Securities and Exchange Commission, the Corporation sold pursuant to the exercise by employees and directors of stock options an aggregate of 31,100 shares for $863 thousand during the third quarter of 2011, an aggregate of 15,100 shares for $452 thousand during the second quarter of 2011, and an aggregate of 800 shares for $22 thousand during the first quarter of 2011. All of these shares were sold in private placements pursuant to Section 4(2) of the Securities Act of 1933.

On November 20, 2008, the Board of Directors adopted a three-year stock repurchase program for directors and employees, which the Corporation amended on February 18, 2011. Under the amended repurchase program, the Corporation was authorized to repurchase up to $705 thousand in net costs from outside shareholders in addition to the previously approved employee and director repurchase program. This was funded from working capital. Under the now terminated repurchase plan, during 2011 the Corporation purchased in the aggregate 41,183 shares for a cost of approximately $1.8 million. The repurchase program terminated on December 31, 2011.

The following table sets forth the issuer repurchases of equity securities that are registered by the Corporation pursuant to Section 12 of the Securities Exchange Act of 1934 during the fourth quarter of 2011 under the repurchase program:

	September 30,	September 30,	September 30,	September 30,
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (Dollars in thousands)

October 1—
October 31, 2011	2,657	$42.75	2,657	$3,911

November 1—
November 30, 2011	3,151	$41.58	3,151	$3,780

December 1—
December 31, 2011	6,900	$43.50	6,900	$3,479

	12,708	*	12,708

*	The weighted average price per share for the period October 2011 through December 2011 was $42.87.

**	All shares repurchased by the Corporation during 2011 were completed pursuant to the repurchase program.

During February 2012, the Board of Directors approved a new stock repurchase plan. Under the terms of this stock repurchase plan, the Corporation can repurchase up to $3.8 million in net costs from employees, directors and outside shareholders. The Corporation anticipates that it will fund the purchases under the repurchase program from working capital. This stock repurchase program will expire on December 31, 2012.

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

	September 30,	September 30,	September 30,	September 30,	September 30,
	2011	2010	2009	2008	2007
Consolidated Operating Data:
Interest income	$47,909	$47,130	$47,531	$56,377	$68,880
Interest expense	7,274	9,029	11,313	20,449	35,263
Net interest income	40,635	38,101	36,218	35,928	33,617
Provision for loan losses	3,824	4,279	11,905	7,400	904
Net interest income after provision for loan losses	36,811	33,822	24,313	28,528	32,713
Other operating income	14,521	14,248	12,903	11,204	9,834
Other operating expenses	44,835	43,522	38,354	34,706	30,800
Income (loss) before taxes	6,497	4,548	(1,138)	5,026	11,747
Federal and state income tax (benefit)	1,141	762	(1,250)	1,242	3,856
Net income	5,356	3,786	112	3,784	7,891

Consolidated Balance Sheet Data (at end of period):
Total assets	$1,459,596	$1,441,393	$1,236,077	$1,117,784	$1,163,109
Total investment securities (including stock in Federal Banks)	257,273	193,418	165,368	143,694	137,174
Total loans	953,612	901,756	864,722	904,207	830,328
Allowance for loan losses	(14,242)	(15,134)	(13,716)	(12,847)	(9,453)
Deposits	1,242,819	1,238,840	1,052,065	965,966	1,004,762
Shareholders’ equity	90,119	79,357	73,031	72,212	68,938
Weighted basic average shares outstanding	2,326	2,314	2,302	2,311	2,328

Per Share Data:
Diluted net income per common share (1)	$2.19	$1.59	$0.05	$1.58	$3.27
Cash dividends declared	—	—	—	—	—
Book value (2)	38.67	34.24	31.65	31.48	29.63

Other Statistics and Operating Data:
Return on average assets	0.4%	0.3%	0.0%	0.3%	0.7%
Return on average equity	6.3%	5.0%	0.2%	5.3%	12.3%
Net interest margin - FTE (3)	3.1%	3.2%	3.3%	3.5%	3.4%
Average loans to average deposits	73.4%	78.7%	85.5%	88.5%	82.3%
Allowance for loan losses to loans at end of period	1.5%	1.7%	1.6%	1.4%	1.1%
Allowance for loan losses to non-performing loans	53.2%	135.5%	90.8%	146.4%	164.1%
Non-performing loans to loans at end of period	2.8%	1.2%	1.7%	1.0%	0.7%
Net charge-offs/to average loans	0.5%	0.3%	1.2%	0.5%	0.0%
Number of offices	12	12	12	11	9
Number of full and part-time employees	279	274	270	252	228
Number of Shareholders of Record	634	638	679	681	676

Capital Ratios:
Average shareholders’ equity to average assets	5.8%	5.8%	6.1%	6.3%	5.9%
Equity to assets	6.2%	5.5%	5.9%	6.5%	5.9%
Total risk-based capital ratio (Bank only)	11.2%	11.2%	10.9%	10.5%	10.6%

(1) Based upon weighted average shares outstanding during the period.

(2) Based on Common Stock outstanding at the end of the period.

(3) Net interest income fully-taxable equivalent (“FTE”) as a percentage of average interest-earning assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Corporation relates to the years ended December 31, 2011, 2010, and 2009 and should be read in conjunction with the Corporation’s Consolidated Financial Statements and Notes thereto included elsewhere herein.

Overview

The primary source of the Bank’s revenue is net interest income from loans and deposits and fees from financial services provided to customers. Overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace tend to influence business volumes.

The Corporation monitors the impact of changes in interest rates on its net interest income through its Asset/Liability Committee (“ALCO”) Policy. One of the primary goals of asset/liability management is to maximize net interest income and the net value of future cash flows within authorized risk limits. At December 31, 2011, the interest rate risk position of the Corporation was liability sensitive. Maintaining a liability sensitive interest rate risk position means that net income should decrease as rates rise and increase as rates fall.

In addition to net interest income, net income is affected by other non-interest income, other non-interest expense and the provision for loan losses. Other non-interest income increased for the year ended December 31, 2011, as compared to year ended December 31, 2010. Wealth management fees increased for the year ended December 31, 2011, as compared to the year ended December 31, 2010. The increase is attributable to an increase in the stock market for the year ended December 31, 2011, as compared to the year ended December 31, 2010, as well as new business. The increase in wealth management fees is offset by the decrease in mortgage banking income for the year ended December 31, 2011, as compared to the year ended December 31, 2010, which was the result of a decrease in gains recorded on mortgage loan sales. Other non-interest expense increased for the year ended December 31, 2011, as compared to the year ended December 31, 2010. The increase is due to an increase in salaries, wages and employee benefits during 2011 as compared to 2010. The increase is partially offset by a decrease in non performing assets expense and FDIC insurance premiums for the year ended December 31, 2011, as compared to the year ended December 31, 2010. In addition, other expenses decreased for the year ended December 31, 2011, as compared to the year ended December 31, 2010, due to a reversal of a $1 million accrual established by the Corporation in 2008 relating to a certain deposit account. The provision for loan losses decreased for the year ended December 31, 2011, as compared to December 31, 2010. The decrease was driven by longer term improvements in asset quality, primarily lower net charge offs as a percentage of outstanding loans in the three-year historical loss experience, which affects the level of allocation required for loans collectively evaluated for impairment. Management performs an evaluation as to the amounts required to maintain an allowance adequate to provide for probable incurred losses inherent in the loan portfolio. The level of this allowance is dependent upon the total amount of past due and non-performing loans, general economic conditions and management’s assessment of probable incurred losses based upon internal credit evaluations of loan portfolios and particular loans. Typically, improved economic strength generally will translate into better credit quality in the banking industry. Management believes that the allowance for loan losses is adequate to absorb credit losses inherent in the loan portfolio as of December 31, 2011.

The risks and challenges that management believes will be important during 2012 are price competition for loans and deposits by competitors, marketplace credit effects, continued spread compression, a slow recovery of the local economy that could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans, and the lingering effects from the financial crisis in the U.S. market and foreign markets.

Results of Operations

Year Ended December 31, 2011, Compared to the Year Ended December 31, 2010, and the Year Ended December 31, 2010, Compared to the Year Ended December 31, 2009.

The Corporation’s results of operations depend primarily on the level of its net interest income, its provision for loan losses, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread.

2011 compared with 2010

The Corporation had net income of $5.4 million for 2011 compared to net income of $3.8 million for 2010. The increase in net income is due to a decrease in: the provision for loan losses, non performing asset expense, FDIC insurance expense, other operating expense and an increase in net interest income and wealth management fees. The increase in net income is partially offset by an increase in salary, wages, and employee benefits and a decrease in mortgage banking income.

The Bank experienced an increase in total assets in 2011 compared with 2010. Total assets increased $18 million or 1% to $1.5 billion in 2011 from $1.4 billion in 2010. The increase is primarily due to: an increase in investments of $64 million or 34% to $254 million in 2011 from $190 million in 2010, and an increase in loans of $54 million or 6% to $954 million in 2011 from $900 million in 2010. The increase is partially offset by a decrease in cash and cash equivalents of $97 million or 33% to $196 million in 2011 from $293 million in 2010.

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

The Bank experienced an increase in total assets in 2010 compared with 2009. Total assets increased $205 million or 17% to $1.4 billion in 2010 from $1.2 billion in 2009. The increase is primarily due to: an increase in cash and cash equivalents of $142 million or 93% to $294 million in 2010 from $152 million in 2009, an increase in investments of $28 million or 17% to $190 million in 2010 from $162 million in 2009, and an increase in loans of $36 million or 4% to $900 million in 2010 from $864 million in 2009.

Net Interest Income

The following table details the components of net interest income for the years ended December 31, (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,
	2011	2010	$ Change	% Change
Interest income:
Interest and fees on loans	$42,405	$42,471	$(66)	-0.2%
Interest on investment securities taxable	2,705	2,172	533	24.5%
Interest on investment securities nontaxable	2,297	2,070	227	11.0%
Interest on federal funds sold	30	25	5	20.0%
Interest on due from banks	472	392	80	20.4%

Total interest income	$47,909	$47,130	$779	1.7%

Interest expense:
Interest on deposits	$5,390	$7,002	$(1,612)	-23.0%
Interest on other short term borrowings	209	289	(80)	-27.7%
Interest on short term debt	123	183	(60)	-32.8%
Interest on long term debt	1,552	1,555	(3)	-0.2%

Total interest expense	$7,274	$9,029	$(1,755)	-19.4%

Net interest income	$40,635	$38,101	$2,534	6.7%

2011 compared with 2010

Total average earning assets increased for 2011 as compared to 2010. The increase is primarily due to an increase in the average balance in interest bearing due from banks, taxable investment securities, and loan balances. These increases in average balances contributed to the overall increase in interest income for 2011 as compared to 2010.

Total interest bearing liabilities increased for 2011 as compared to 2010. The increase is primarily due to an increase in the average balance in savings accounts offset by a decrease in the average balance in CD’s over $100 thousand. Interest expense decreased primarily due to lower interest rates paid on interest bearing liabilities.

Net interest income increased for 2011 as compared to 2010. The increase is a result of an overall increase in earning assets. Net interest spread—FTE decreased to 3.01% for 2011 as compared to 3.10% for 2010 which is primarily due to a larger decline in the yield on earning assets than the decline in the cost of interest bearing liabilities. The net interest margin—FTE decreased to 3.13% for 2011 from 3.24% for 2010. The decrease is attributable to the decrease in the contribution of non-interest bearing funds to 0.12% for 2011 from 0.14% for 2010, as well as a decrease in the net interest spread—FTE.

The following table details the components of net interest income for the years ended December 31, (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,
	2010	2009	$ Change	% Change
Interest income:
Interest and fees on loans	$42,471	$42,217	$254	0.6%
Interest on investment securities taxable	2,172	3,011	(839)	-27.9%
Interest on investment securities nontaxable	2,070	2,068	2	0.1%
Interest on federal funds sold	25	4	21	525.0%
Interest on due from banks	392	231	161	69.7%

Total interest income	$47,130	$47,531	$(401)	-0.8%

Interest expense:
Interest on deposits	$7,002	9,427	$(2,425)	-25.7%
Interest on other short term borrowings	289	182	107	58.8%
Interest on short term debt	183	121	62	51.2%
Interest on long term debt	1,555	1,583	(28)	-1.8%

Total interest expense	$9,029	$11,313	$(2,284)	-20.2%

Net interest income	$38,101	$36,218	$1,883	5.2%

2010 compared with 2009

Total average earning assets increased for 2010 as compared to 2009. The increase is primarily due to an increase in the average balance in interest bearing due from banks, an increase in the average balance of non taxable investment securities and an increase in the average loan balances. Interest income increased for 2010 as compared to 2009 due to an increase in the average balances of interest bearing due from banks, federal funds sold and an increase in both the average balances and rates for non taxable investment securities and loans.

Total interest bearing liabilities increased for 2010 as compared to 2009. The increase is primarily due to an increase in the average balance in savings and interest bearing demand deposit accounts offset by a decrease in the average balance in CD’s over $100 thousand. Interest expense decreased primarily due to lower interest rates paid on interest bearing liabilities.

Net interest income increased for 2010 as compared to 2009. The increase is a result of an overall increase in earning assets. Net interest spread—FTE decreased to 3.10% for 2010 as compared to 3.13% for 2009 which is primarily due to a larger decline in the yield on earning assets than the decline in the cost of interest bearing liabilities. The net interest margin – FTE decreased to 3.24% for 2010 from 3.33% for 2009. The decrease is attributable to the decrease in the contribution of non-interest bearing funds to 0.14% for 2010 from 0.20% for 2009, as well as a decrease in the net interest spread—FTE.

The following table details average balances, interest income/expense and average rates/yields for the Bank’s earning assets and interest bearing liabilities for the years ended December 31, (tax equivalent basis/dollars in thousands):

	2011			2010			2009
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
Assets:
Interest bearing due from banks	$187,140	$472	0.25%	$155,472	$392	0.25%	$91,295	$231	0.25%
Reverse repurchase agreements	1,000	—	0.01%	1,000	—	0.01%	1,000	—	0.01%
Federal funds	13,546	30	0.22%	9,934	25	0.25%	2,646	4	0.15%
Non taxable investment securities - FTE	62,322	3,565	5.72%	56,533	3,200	5.66%	56,070	3,140	5.60%
Taxable investment securities	188,182	2,705	1.44%	117,235	2,172	1.85%	88,855	3,011	3.39%
Loans (gross) - FTE	927,559	43,622	4.70%	886,933	43,028	4.85%	883,721	42,363	4.79%

Total earning assets—FTE	$1,379,749	$50,394	3.65%	$1,227,107	$48,817	3.98%	$1,123,587	$48,749	4.34%
Non-earning assets	94,130			89,564			83,573

Total assets	$1,473,879			$1,316,671			$1,207,160

Liabilities:
Interest bearing DDA	$201,224	$258	0.13%	$205,541	$474	0.23%	$160,233	$600	0.37%
Savings	636,819	2,558	0.40%	514,703	2,903	0.56%	472,181	3,448	0.73%
CD’s under $100	64,969	846	1.30%	66,974	1,156	1.73%	63,609	1,665	2.62%
CD’s over $100	95,195	1,362	1.43%	114,953	2,005	1.74%	129,325	3,160	2.44%
Individual retirement accounts	22,122	366	1.65%	22,666	464	2.05%	19,980	554	2.77%
Repurchase agreements and other secured short term borrowings	96,355	209	0.22%	84,048	289	0.34%	68,742	182	0.26%
Short-term debt	2,592	123	4.75%	3,656	183	5.01%	4,200	121	2.88%
Subordinated debt	5,000	77	1.54%	5,000	80	1.60%	5,000	108	2.16%
Long term debt	13,918	1,475	10.60%	13,918	1,475	10.60%	13,918	1,475	10.60%

Total interest bearing liabilities	$1,138,194	$7,274	0.64%	$1,031,459	$9,029	0.88%	$937,188	$11,313	1.21%
Non-interest bearing liabilities	243,403			202,808			188,594
Other liabilities	6,975			6,181			8,034

Total liabilities	$1,388,572			$1,240,448			$1,133,816
Equity	85,307			76,223			73,344

Total liabilities & equity	$1,473,879			$1,316,671			$1,207,160

Recap:
Interest income - FTE		$50,394	3.65%		$48,817	3.98%		$48,749	4.34%
Interest expense		7,274	0.64%		$9,029	0.88%		$11,313	1.21%

Net interest income/spread - FTE		$43,120	3.01%		$39,788	3.10%		$37,436	3.13%

Contribution of non-interest bearing funds			0.12%			0.14%			0.20%
Net interest margin - FTE			3.13%			3.24%			3.33%

Notes to the average balance and interest rate tables:

•	Average balances are computed using daily actual balances.

•	The average loan balance includes loans held for sale, as well as non-accrual loans and the interest recognized prior to becoming non-accrual is reflected in the interest income for loans.

•	Interest income on loans includes loan costs net of loan fees, of $(643) thousand, $(730) thousand, and $(645) thousand, for the years ended December 31, 2011, 2010, and 2009, respectively.

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

•

Interest income on a fully taxable equivalent basis includes the additional amount of interest income that would have been earned on tax exempt loans and if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income. Interest income on tax exempt loans and municipal securities has been calculated on a fully taxable equivalent basis using a federal and state income tax blended rate of 40%. The appropriate tax equivalent adjustments to interest income on loans were $1.2 million, $557 thousand, and $146 thousand for the years ended December 31, 2011; 2010, and 2009, respectively. The appropriate tax equivalent adjustments to interest income on municipal securities were $1.3 million, $1.1 million, and $1.1 million, for the years ended December 31, 2011, 2010, and 2009, respectively.

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

Net Interest Income Changes Due to Volume and Rates (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2011 Changes from 2010			2010 Changes from 2009
	Net Change	Due to Rate	Due to Volume	Net Change	Due to Rate	Due to Volume
Interest earning assets:
Interest bearing due from banks	$80	$—	$80	$161	$(1)	$162
Federal funds	5	(3)	8	21	4	17
Non taxable investment securities - FTE	365	34	331	60	34	26
Taxable investment securities	533	(566)	1,099	(839)	(1,621)	782
Loans (gross) - FTE	594	(1,341)	1,935	665	511	154

TOTAL	$1,577	$(1,876)	$3,453	$68	$(1,073)	$1,141

Interest bearing liabilities:
Interest bearing DDA	$(216)	$(206)	$(10)	$(126)	$(268)	$142
Savings deposits	(345)	(944)	599	(545)	(835)	290
CDs under $100	(310)	(276)	(34)	(509)	(593)	84
CDs over $100	(643)	(329)	(314)	(1,155)	(832)	(323)
Individual retirement accounts	(98)	(87)	(11)	(90)	(158)	68
Repurchase agreements and other short-term secured borrowings	(80)	(118)	38	107	61	46
Short-term debt	(60)	(9)	(51)	62	79	(17)
Subordinated debt	(3)	(3)	—	(28)	(28)	—

TOTAL	$(1,755)	$(1,972)	$217	$(2,284)	$(2,574)	$290

Net change in net interest income	$3,332	$96	$3,236	$2,352	$1,501	$851

Provision for Loan Losses

The amount charged to the provision for loan losses by the Bank is based on management’s evaluation as to the amounts required to maintain an allowance adequate to provide for probable incurred losses inherent in the loan portfolio. The provision for loan losses was at a level deemed necessary by management to absorb estimated, probable incurred losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for loan losses is completed quarterly by management, the results of which are used to determine the provision for loan losses. The level of this allowance is dependent upon the total amount of past due and non-performing loans, general economic conditions and management’s assessment of probable incurred losses based upon internal credit evaluations of loan portfolios and particular loans. Loans are principally to borrowers in central Indiana.

Due to the imprecise nature of estimating the allowance for loan losses, the allowance for loan losses includes an unallocated component. The unallocated component of the allowance for loan losses incorporates management’s judgmental determination of the inherent losses that may not be fully reflected in other allocations, including factors such as economic uncertainties, industry trends impacting specific portfolio segments, and broad portfolio quality trends. Therefore, the ratio of allocated to unallocated components within the total allowance may fluctuate from period to period.

The following table details the components of loan loss reserve as of December 31, (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
	2011	2010	2009	2008	2007
Beginning of Period	$15,134	$13,716	$12,847	$9,453	$8,513

Provision for loan losses	3,824	4,279	11,905	7,400	904

Chargeoffs
Commercial & industrial	1,668	1,437	2,603	1,697	228
Commercial real estate	594	1,363	6,150	1,126	—
Construction	2,007	—	1,710	49	—
Residential	703	252	864	1,360	600
Consumer	163	36	21	64	50
Credit cards	51	61	84	97	4

	5,186	3,149	11,432	4,393	882
Recoveries
Commercial & industrial	372	119	343	187	814
Commercial real estate	53	5	—	—	—
Residential	22	152	20	174	67
Consumer	5	2	—	1	6
Credit cards	18	10	33	25	31

	470	288	396	387	918

End of Period	$14,242	$15,134	$13,716	$12,847	$9,453

Allowance as a % of Loans	1.49%	1.68%	1.59%	1.42%	1.14%

2011 compared with 2010

The provision for loan losses was $3.8 million for 2011 compared to $4.3 million for 2010. Provision expense is affected by the level of net charge-offs as well as changes in the specific and general loss components of the allowance for loan losses. The decrease was due to $265 thousand of the charge-offs being reserved for in a prior period and an improvement in the three-year historical loss experience as a percentage of outstanding loans, which lowers the general loss component of the allowance for loan losses.

Non-performing loans increased $15.6 million to $26.8 million as of December 31, 2011, from $11.2 million as of December 31, 2010. The increase is due to two large commercial relationships totaling $13.6 million. Due to the strength of the specific collateral of one these loans, a lower specific allowance was required than when the loan was part of the general loss component. The specific allowance attributable to non-performing loans increased $2.7 million to $4.3 million, or 16.2% of total non-performing loans, as of December 31, 2011, from $1.6 million, or 14.2% of total non-performing loans, as of December 31, 2010. Of the $2.7 million increase, $1.4 million is attributable to these two relationships.

Offsetting this increase to the specific loss component of the allowance for loans losses was a decrease in the general loss component of the allowance for loan losses. Due to an improvement in the three-year historical loss experience as a percentage of outstanding loans, which lowered the general loss component of the allowance for loan losses, the allowance for loan losses allocation for loans collectively evaluated for impairment decreased $3.6 million to $9.9 million, or 1.1% of total loans collectively evaluated for impairment, as of December 31, 2011, from $13.5 million, or 1.5% of total loans collectively evaluated for impairment, as of December 31, 2010.

Loans collectively evaluated for impairment are comprised of two components: loans with a defined weakness and the remaining loan portfolio. Loans with a defined weakness decreased as of December 31, 2011, as compared to December 31, 2010. This decrease was offset by an increase in the overall outstanding loan balances for the same period. The outstanding balances of loans collectively evaluated for impairment increased $37.6 million to $926.8 million as of December 31, 2011, from $889.2 million as of December 31, 2010. The overall outstanding loan balances increased $53.3 million to $953.6 million as of December 31, 2011, from $900.3 million as of December 31, 2010.

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

Other Operating Income

The following table details the components of other operating income for the years ended December 31, (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,
	2011	2010	$ Change	% Change
Wealth management fees	$6,148	$5,377	$771	14.3%
Service charges and fees on deposit accounts	2,992	3,011	(19)	-0.6%
Rental income	859	712	147	20.6%
Mortgage banking income	1,311	2,184	(873)	-40.0%
Interchange income	1,439	1,263	176	13.9%
Net gain (loss) on sale of securities	45	(5)	50	-1000.0%
Other	1,727	1,706	21	1.2%

Total other operating income	$14,521	$14,248	$273	1.9%

2011 compared with 2010

Other operating income increased for 2011 compared to 2010. There are several factors that contributed to the overall increase.

Wealth Management fees increased for 2011 compared to 2010. The increase is attributable to the overall increase in the stock market and assets under management, Irrevocable Life Insurance Trust (“ILIT”) fees, estate fees, and tax preparation fees. Partially offsetting the increase is a decrease in the fees for Dreyfus money market funds.

Service charges and fees on deposit accounts decreased for 2011 compared to 2010. The decrease is primarily attributable to a decrease in service charges collected for checking accounts and overdraft and NSF fees. The decrease is partially offset by an increase in wire transfer fees and ATM fees.

Rental income increased for 2011 compared to 2010. The increase is primarily due to an increase in rental income collected on foreclosed property owned by the Corporation. The increase is partially offset by a decrease in building rental income due to the bank occupying more space at the 4930 North Pennsylvania Street and 107 North Pennsylvania Street locations thus reducing the space available for tenants.

Mortgage banking income decreased for 2011 compared to 2010. The decrease for 2011 compared to 2010 is due to a decrease in the net gain on the sale of mortgage loans. A net gain on the sale of mortgage loans of $1.7 million was recorded for 2011, as compared to a net gain on the sale of mortgage loans of $2.3 million for 2010. The gains recorded in 2011 over 2010 are lower due to a lower sales price compared to the par amount of the mortgage period over period. Also, contributing to the decrease was an increase in the write down of the fair value of mortgage servicing rights of $911 thousand for 2011, as compared to a write down of $527 thousand for 2010.

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

Interchange income increased for 2011 compared to 2010. The increase is attributable to higher transaction volumes for debit cards and credit cards in 2011 compared to 2010. The increase is partially offset by an increase in cash back rewards expense for 2011 compared to 2010.

Net gain on sale of securities increased for 2011 compared to 2010. Four available-for-sale municipal securities were sold during 2011. The non-rated municipals are out of state making it difficult to monitor their credit risk on a timely basis.

Other income increased for 2011 compared to 2010. The increase is primarily due to an increase in prepayment penalties collected, Mastercard/Visa merchant fees, fees collected for loan covenant waivers, and a loan commitment fee. The increase is partially offset by a decrease in bank owned life insurance income, letter of credit fees, Dreyfus money market funds sweep fees, late fee income, and loan modification fees.

The following table details the components of other operating income for the years ended December 31, (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,
	2010	2009	$ Change	% Change
Wealth management fees	$5,377	$4,917	$460	9.4%
Service charges and fees on deposit accounts	3,011	3,113	(102)	-3.3%
Rental income	712	350	362	103.4%
Mortgage banking income	2,184	1,576	608	38.6%
Interchange income	1,263	1,007	256	25.4%
Net gain (loss) on sale of securities	(5)	—	(5)	100.0%
Other	1,706	1,940	(234)	-12.1%

Total other operating income	$14,248	$12,903	$1,345	10.4%

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

Rental income increased for 2010 compared to 2009. The increase is primarily due to an increase in rental income collected on foreclosed property owned by the Corporation. The increase is partially offset by a decrease in building rental income due to the bank occupying more space at the 4930 North Pennsylvania Street and 107 North Pennsylvania Street locations thus reducing the space available for tenants.

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

Other income decreased for 2010 compared to 2009. The decrease is due to a decrease in bank owned life insurance income, letter of credit fees, Dreyfus money market funds sweep fees, late fee income, and income collected for a swap fee. The decrease is partially offset by an increase in prepayment penalties collected, and Mastercard/Visa merchant fees.

Other Operating Expenses

The following table details the components of other operating expenses for the years ended December 31, (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,
	2011	2010	$ Change	% Change
Salaries, wages and employee benefits	$28,188	$24,859	$3,329	13.4%
Occupancy	2,709	2,556	153	6.0%
Furniture and equipment	1,171	1,220	(49)	-4.0%
Professional services	1,996	2,148	(152)	-7.1%
Data processing	3,295	3,014	281	9.3%
Business development	1,701	1,610	91	5.7%
FDIC Insurance	1,410	2,101	(691)	-32.9%
Non performing assets	1,526	2,100	(574)	-27.3%
Other	2,839	3,914	(1,075)	-27.5%

Total other operating expenses	$44,835	$43,522	$1,313	3.0%

2011 compared with 2010

Other operating expenses increased for 2011 compared to 2010. There are several factors that contribute to the overall increase.

Salaries, wages, and employee benefits increased for 2011 compared to 2010. The increase is the result of increased salary expense, employer FICA expense, federal and state unemployment tax expense, group medical benefits, performance bonus, deferred compensation, employee relations, and 401K expense. There was an increase in the number of employees to 274 full-time equivalents in 2011 from 267 full-time equivalents in 2010. The percentage accrued for the performance bonus was higher in 2011 as compared to the percentage for 2010. The increase is partially offset by an increase in direct loan origination costs capitalized.

Occupancy expense increased for 2011 compared to 2010. The increase is due to an increase in real estate taxes, building and improvements depreciation expense, lawn maintenance, building operating costs, and utilities expense. The increase is partially offset by a decrease in building and property repair expense, land and leasehold improvements depreciation expense, snow removal, and building cleaning and supplies.

Furniture and equipment expense decreased for 2011 compared to 2010. This decrease is due to a decrease in furniture, fixture, and equipment purchased for less than $500 and expensed, computer equipment depreciation expense, and maintenance contracts. The decrease is partially offset by an increase in furniture, fixture, and equipment repair expense and furniture, fixture, and equipment depreciation expense.

Professional services expense decreased for 2011 compared to 2010. The decrease is due to a decrease in consulting fees, design services, courier service, and attorney fees. The decrease is partially offset by an increase in accounting fees, outsourced internal audit services, and advertising agency fees.

Data processing expenses increased for 2011 compared to 2010. The increase is due to an increase in bill payment services, ATM/debit cards, credit cards, remote deposit capture fees, fiduciary income tax preparation for Wealth Management accounts, transaction processing fees and mutual fund expense for Wealth Management accounts, and software maintenance. The increase is partially offset by a decrease in service bureau fees related to activity by the Bank.

Business development expenses increased for 2011 compared to 2010. The increase is due to an increase in customer relations, customer entertainment, customer promotions and premium items, market research, advertising, and public relations. The increase is partially offset by a decrease in direct mail campaign and sales and product literature.

FDIC insurance expense decreased for 2011 compared to 2010. The decrease is due to the new rate schedule adopted by the FDIC effective April 1, 2011. In addition, effective January 1, 2011, the FDIC changed the Temporary Liquidity Guarantee Program and the Corporation was no longer required to pay for this program. The decrease is partially offset by an increase in the FDIC assessment because of higher assets period over period.

Non-performing asset expenses decreased for 2011 compared to 2010. This decrease is due to a decrease in the write down of the carrying value of other real estate owned and classified loan expense. Recorded net gains on the sale of the other real estate owned by the Corporation also contributed to the decrease. The decrease is partially offset by an increase in real estate taxes, lawn maintenance, and appraisal fees related to other real estate owned by the Corporation.

Other expenses decreased for 2011 compared to 2010. The decrease is due to a reversal of a $1.0 million accrual established by the Corporation in 2008 relating to a certain deposit account. In 2010, the Corporation recorded a reserve as a result of a wire transfer inadvertently sent to the wrong beneficiary. During 2011, the Corporation recovered $395 thousand relating to the wire transfer. The decrease is partially offset by an increase in check losses.

The following table details the components of other operating expenses for the years ended December 31, (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,
	2010	2009	$ Change	% Change
Salaries, wages and employee benefits	$24,859	$21,332	$3,527	16.5%
Occupancy	2,556	2,441	115	4.7%
Furniture and equipment	1,220	1,359	(139)	-10.2%
Professional services	2,148	1,873	275	14.7%
Data processing	3,014	2,752	262	9.5%
Business development	1,610	1,531	79	5.2%
FDIC Insurance	2,101	2,142	(41)	-1.9%
Non performing assets	2,100	1,383	717	51.8%
Other	3,914	3,541	373	10.5%

Total other operating expenses	$43,522	$38,354	$5,168	13.5%

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

Professional services expense increased for 2010 compared to 2009. The increase is due to an increase in consulting fees, design services, outsourced internal audit services, accounting fees, and attorney fees. The increase is partially offset by a decrease in courier service and advertising agency fees.

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

Business development expenses increased for 2010 compared to 2009. The increase is due to an increase in customer relations, customer entertainment, sales and product literature, customer promotions and premium items, market research, and public relations. The increase is partially offset by a decrease in grand opening expense.

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

Tax (Benefit)/Expense

The Corporation applies a federal income tax rate of 34% and a state tax rate of 8.5%, in the computation of tax expense or benefit. The provision for income taxes consisted of the following for the years ended December 31, (dollars in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Current (benefit) expense
Federal	$736	$1,771	$(425)
State	634	611	20
Deferred benefit
Federal	(129)	(1,234)	(664)
State	(100)	(386)	(181)

Total income tax (benefit)	$1,141	$762	$(1,250)

The statutory rate reconciliation is as follows for the years ended December 31, (dollars in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Income (loss) before federal and state income tax	$6,497	$4,548	$(1,138)

Tax expense (benefit) at federal statutory rate	$2,209	$1,546	$(387)
Increase (decrease) in taxes resulting from:
State income tax	332	148	(92)
Tax exempt interest	(1,280)	(937)	(716)
Bank owned life insurance	(115)	(133)	(139)
Community Reinvestment Act credit	(67)	—	—
Customer entertainment	85	95	92
Other	(23)	43	(8)

Total income tax (benefit)	$1,141	$762	$(1,250)

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

The components of the Corporation’s net deferred tax assets in the consolidated balance sheet as of December 31, are as follows (dollars in thousands):

	September 30,	September 30,
	2011	2010
Deferred tax assets:
Allowance for loan losses	$5,586	$5,919
Equity based compensation	3,371	2,594
Other real estate owned	888	645
Accrued contingencies	—	391
Other	599	786

Total deferred tax assets	10,444	10,335
Deferred tax liabilities:
Net unrealized gain on securities	(2,338)	(211)
Mortgage servicing rights	(571)	(635)
Depreciation	(443)	(258)
Other	(450)	(691)

Total deferred tax liabilities	(3,802)	(1,795)

Net deferred tax assets	$6,642	$8,540

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

Liquidity and Interest Rate Sensitivity

The Corporation must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Maintaining an adequate liquidity position is accomplished through the management of the liquid assets—those which can be converted into cash—and access to additional sources of funds. The Corporation must monitor its liquidity ratios as established by the Asset Liability Committee (“ALCO”). In addition, the Corporation has established a contingency funding plan to address liquidity needs in the event of depressed economic or market conditions, unexpected events, and/or situations beyond the Corporation’s control. The liquidity position is continually monitored and reviewed by ALCO.

The Corporation has many sources of funds available, they include: cash and due from Federal Reserve, overnight federal funds sold, investments classified as available for sale, maturity of investments classified as held to maturity, deposits, Federal Home Loan Bank (“FHLB”) advances, and issuance of debt. During 2011, proceeds from maturities of investment securities were the most significant source of funds while purchases of investment securities available for sale and held to maturity were the most significant use of funds. During and 2010 and 2009, deposits provided the most significant funding source while purchases of investment securities available for sale and held to maturity were the most significant use of funds.

The Corporation entered into a $2.0 million revolving line of credit with U.S. Bank which matured on August 31, 2011. On September 1, 2011, the Corporation renewed the revolving loan agreement which will mature on August 31, 2012. As part of the renewal of the revolving loan agreement, the commitment was reduced from $2.0 million to $1.0 million. Under the terms of the revolving line of credit, the Corporation paid prime plus 1.25% which equated to 4.50% at December 31, 2011. In addition, the Corporation paid a 0.25% fee on the unused portion of the revolving line of credit. As of December 31, 2011, the outstanding balance of the revolving line of credit was $0.

The Corporation also has a $3.0 million one-year facility with U.S. Bank which matured August 31, 2011. The one-year term facility was renewed and will now mature on August 31, 2012. Under the terms of the one-year term facility, the Corporation pays prime plus 1.25% which equated to 4.50% at December 31, 2011. In addition to quarterly interest payments, the Corporation makes quarterly principal payments of $62.5 thousand. As of December 31, 2011, the outstanding balance of the term facility was $2.4 million.

All of the U.S. Bank agreements contain various financial and non-financial covenants. As of December 31, 2011, the Corporation was in compliance with all covenants.

Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as available for sale, and maturing loans. Interest bearing due from banks represented the Corporation’s primary source of immediate liquidity and averaged approximately $187.1 million, $155.5 million, and $91.3 million for the years ended December 31, 2011, 2010, and 2009, respectively. The Corporation believes these balances are maintained at a level adequate to meet immediate needs. Reverse repurchase agreements may serve as a source of liquidity, but are primarily used as collateral for customer balances in overnight repurchase agreements. Maturities in the Corporation’s loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

The Corporation’s management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation’s liquidity position.

The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At December 31, 2011, the Corporation’s rate sensitive liabilities exceeded rate sensitive assets due within one year by $106.9 million. At December 31, 2010, the Corporation’s rate sensitive liabilities exceeded rate sensitive assets due within one year by $105.7 million.

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

All mortgage-related securities must pass the FFIEC stress test. This stress test determines if price volatility under a 100, 200, and 300 basis point interest rate shock for each security exceeds a benchmark 30 year mortgage-backed security. If the security fails the test, it is considered high risk and the Bank will not purchase it. All mortgage-related securities purchased and included in the investment portfolio will be subject to the FFIEC test as of December 31 each year to determine if they have become high risk holdings. If a mortgage-related security becomes high risk, it will be evaluated by the Bank’s Investment Committee to determine if the security should be liquidated. At December 31, 2011, the Bank held two high risk mortgage-related securities. At December 31, 2010, the Bank held three high risk mortgage-related securities.

The Bank’s investment portfolio also consists of bank-qualified municipal securities. Municipal securities purchased are limited to the first four (4) investment grades of the rating agencies. The grade is reviewed each December 31 to verify that the grade has not deteriorated below the first four (4) investment grades. The Bank may purchase non-rated general obligation municipals, but the credit strength of the municipality must be evaluated by the Bank’s Credit Department. At December 31, 2011, the Corporation held two municipal debt securities from one issuer that have no underlying rating. A credit review of the municipality has been conducted. As a result, it was determined that these two non-rated debt securities would be rated a “pass” asset and thus classified as an investment grade security. Generally, municipal securities from each issuer will be limited to $2 million, never to exceed 10% of the Bank’s tier 1 capital and will not have a stated final maturity date of greater than fifteen (15) years.

The FTE average yield on the Bank’s investment portfolio is as follows for the years ended December 31,

	September 30,	September 30,	September 30,
	2011	2010	2009
U.S. Treasury securities	0.09%	0.19%	1.09%
U.S. Government agencies	1.07%	1.47%	3.42%
Collateralized mortgage obligations	1.74%	2.63%	3.28%
Municipals	5.72%	5.66%	5.60%
Other securities	0.31%	0.31%	0.39%

With the exception of securities of the U.S. Government and its agencies, the Corporation had no other securities with a book or market value greater than 10% of shareholders’ equity as of December 31, 2011, 2010, and 2009.

The following is a summary of available-for-sale and held-to-maturity securities as of December 31, (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,
2011	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value
Available-for-sale
U.S. Treasury securities	$500	$—	$—	$500
U.S. Government agencies	70,967	334	(35)	71,266
Municipal securities	63,115	5,603	—	68,718

Total available-for-sale	$134,582	$5,937	$(35)	$140,484

	Amortized Cost	Gross Unrecognized Gain	Gross Unrecognized (Loss)	Estimated Fair Value
Held-to-maturity
Collateralized mortgage obligations, residential	$112,842	$1,308	$(119)	$114,031
Mortgage backed securities, residential	832	15	—	847
Other securities	125	—	—	125

Total Held-to-maturity	$113,799	$1,323	$(119)	$115,003

2010	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value
Available-for-sale
U.S. Treasury securities	$8,700	$—	$—	$8,700
U.S. Government agencies	66,444	535	(2)	66,977

Total available-for-sale	$75,144	$535	$(2)	$75,677

	Amortized Cost	Gross Unrecognized Gain	Gross Unrecognized (Loss)	Estimated Fair Value
Held-to-maturity
Municipal securities	$55,429	$2,121	$(115)	$57,435
Collateralized mortgage obligations, residential	57,569	714	(139)	58,144
Mortgage backed securities, residential	1,528	45	—	1,573
Other securities	150	—	—	150

Total Held-to-maturity	$114,676	$2,880	$(254)	$117,302

2009	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value
Available-for-sale
U.S. Treasury securities	$506	$—	$—	$506
U.S. Government agencies	66,795	97	(102)	66,790

Total available-for-sale	$67,301	$97	$(102)	$67,296

	Amortized Cost	Gross Unrecognized Gain	Gross Unrecognized (Loss)	Estimated Fair Value
Held-to-maturity
Municipal securities	$54,913	$1,805	$(47)	$56,671
Collateralized mortgage obligations, residential	30,124	29	(232)	29,921
Mortgage backed securities, residential	9,735	111	—	9,846
Other securities	150	—	—	150

Total Held-to-maturity	$94,922	$1,945	$(279)	$96,588

On May 31, 2011, the Corporation transferred the municipal securities, with a net unrecognized gain of $3,478 thousand, from held-to-maturity to available-for-sale. This enabled the Corporation to sell a municipal bond if it deems it to be appropriate when there may be an opportunity due to changes in interest rate levels to reposition maturities within the portfolio and the ability to react faster to potential credit problems with non-rated issuers and sell the bond. Since the municipal securities have a longer average life than the remaining securities of the available for sale investment portfolio, it is still the intent of the Corporation to hold the municipal securities until maturity.

During 2011, the Corporation sold four available-for-sale municipal securities with a net carrying amount of $2,439 thousand resulting in a net gain of $45 thousand. The non-rated municipals were out of state and monitoring their credit risk on a timely basis was difficult. There was one sale of a held-to-maturity municipal security with a net carrying amount of $483 thousand that was sold for a loss of $5 thousand during 2010. Since the security had a non-rated issuer, a credit review of the municipality was conducted. As a result of this review, it was determined that the investment was no longer considered a pass asset and thus below investment grade. Per investment policy, the Corporation is prohibited from holding any securities below investment grade. There were no sales of securities during 2009.

In determining other-than-temporary impairment (“OTTI”) for debt securities, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Corporation has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other than temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

As of December 31, 2011, the Corporation held 8 investments of which the amortized cost was greater than fair value. The Corporation has no securities in which OTTI has been recorded.

The unrealized losses for investments classified as available-for-sale are attributable to changes in interest rates and/or economic environment and individually were 0.27% or less of the respective amortized costs. There was one unrealized loss on a FNMA Agency that was purchased December 2011. Given this investment is backed by the U.S. Government and its agencies; there is minimal credit risk at this time.

Although there were no unrealized losses on the municipals at December 31, 2011, the credit rating of the individual municipalities was assessed. As of December 31, 2011, all but two of the municipal debt securities were rated BBB or better (as a result of insurance of the underlying rating on the bond). The two municipal debt securities have no underlying rating. Credit reviews of the municipalities have been conducted. As a result, management has determined that all of the non-rated debt securities would be rated a “pass” asset and thus classified as an investment grade security. All interest payments are current for all municipal securities and management expects all to be collected in accordance with contractual terms.

The unrealized losses for investments classified as held-to-maturity are attributable to changes in interest rates and/or economic environment and individually were 0.84% or less of their respective amortized costs. The unrealized losses relate primarily to residential collateralized mortgage obligations. The residential collateralized mortgage obligations were purchased between October 2010 and August 2011. There has been a decrease in long-term interest rates from the time of the investment purchase and December 31, 2011, which affects the fair value of residential collateralized mortgage obligations and prepayment speeds. All residential collateralized mortgage obligations are backed by the U.S. Government and its agencies and represent minimal credit risk at this time.

The following table shows the carrying value and weighted-average yield of investment securities at December 31, 2011, by contractual maturity. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call and/or prepay obligations prior to maturity. Collateralized mortgage obligations and mortgage backed securities are allocated based on the average life at December 31, 2011, (dollars in thousands).

	September 30,	September 30,	September 30,	September 30,	September 30,
	Available-for-Sale Securities
	Within 1 Year	1 to 5 Years	5 to 15 Years	Total	Weighted- Average Yield
U.S. Treasury securities	$500	$—	$—	$500	0.08%
U.S. Government agencies	47,959	23,307	—	71,266	1.05%
Municipals—FTE	—	18,350	50,368	68,718	5.71%

Fair value	$48,459	$41,657	$50,368	$140,484

Weighted-average yield—FTE	1.18%	2.97%	5.66%	3.32%

	September 30,	September 30,	September 30,	September 30,	September 30,
	Held-to-Maturity Securities
	Within 1 Year	1 to 5 Years	5 to 15 Years	Total	Weighted- Average Yield
Collateralized mortgage obligations, residential	$41,110	$62,851	$8,881	$112,842	1.04%
Mortgage backed securities, residential	375	457	—	832	3.87%
Other securities	25	100	—	125	2.47%

Amortized cost	$41,510	$63,408	$8,881	$113,799

Weighted-average yield	1.07%	1.06%	1.04%	1.06%

Investment securities with a carrying value of approximately $97 million and $103 million were pledged as collateral for Wealth Management accounts and securities sold under agreements to repurchase at December 31, 2011, and 2010, respectively.

As part of managing liquidity, the Corporation monitors its loan to deposit ratio on a daily basis. At December 31, 2011, the ratio was 76.7 percent and as of December 31, 2010, the ratio was 72.7 percent, which is within the Corporation’s acceptable range.

The following table shows the composition of the Bank’s loan portfolio, including unamortized deferred costs net of fees, as of December 31, (dollars in thousands):

	2011		2010		2009		2008		2007
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
TYPES OF LOANS
Commercial & industrial	$313,019	32.8%	$287,543	31.9%	$294,884	34.1%	$307,409	34.0%	$279,109	33.6%
Commercial real estate	302,475	31.7%	289,013	32.1%	232,840	27.0%	217,445	24.0%	175,027	21.1%
Construction	43,314	4.6%	44,615	4.9%	75,615	8.8%	83,822	9.3%	82,581	9.9%
Residential	262,611	27.5%	258,963	28.8%	241,592	28.0%	260,354	28.8%	243,015	29.3%
Consumer	27,235	2.9%	15,769	1.8%	14,968	1.7%	31,833	3.5%	47,550	5.7%
Credit cards	4,958	0.5%	4,429	0.5%	3,939	0.4%	3,344	0.4%	3,046	0.4%

Total—Gross	$953,612	100.0%	$900,332	100.0%	$863,838	100.0%	$904,207	100.0%	$830,328	100.0%

Allowance	(14,242)		(15,134)		(13,716)		(12,847)		(9,453)

Total—Net	$939,370		$885,198		$850,122		$891,360		$820,875

The following table shows the composition of the commercial and industrial loan category, including unamortized deferred costs net of fees, by industry type as of December 31, (dollars in thousands):

	2011		2010		2009		2008		2007
Type	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Agriculture, Forestry & Fishing	$567	0.2%	$565	0.2%	$358	0.1%	$369	0.1%	$307	0.1%
Mining	8,229	2.6%	5,259	1.8%	5,169	1.8%	6,947	2.3%	5,136	1.8%
Utilities	—	0.0%	—	0.0%	25	0.0%	31	0.0%	28	0.0%
Construction	15,753	5.0%	10,338	3.6%	7,594	2.6%	14,417	4.7%	10,885	3.9%
Manufacturing	30,275	9.7%	33,750	11.7%	41,799	14.2%	38,979	12.7%	43,067	15.4%
Wholesale Trade	34,922	11.2%	38,352	13.3%	38,603	13.1%	37,627	12.2%	40,889	14.6%
Retail Trade	13,302	4.2%	10,664	3.7%	6,892	2.3%	6,025	2.0%	7,257	2.6%
Transportation	22,045	7.0%	16,302	5.7%	17,482	5.9%	18,045	5.9%	16,635	6.0%
Information	4,139	1.3%	797	0.3%	733	0.3%	123	0.0%	140	0.0%
Finance & Insurance	8,438	2.7%	6,099	2.1%	10,957	3.7%	10,667	3.5%	6,866	2.5%
Real Estate and Rental & Leasing	53,670	17.2%	47,173	16.4%	53,477	18.1%	58,624	18.9%	44,657	16.0%
Professional, Scientific & Technical Services	29,433	9.4%	31,837	11.1%	31,544	10.7%	39,809	13.0%	37,345	13.4%
Management of Companies & Enterprises	40	0.0%	388	0.1%	1,792	0.6%	2,521	0.8%	2,652	1.0%
Administrative and Support, Waste Management & Remediation Services	6,256	2.0%	5,028	1.8%	1,848	0.6%	2,367	0.8%	2,428	0.9%
Educational Services	4,745	1.5%	3,867	1.3%	3,355	1.1%	4,919	1.6%	4,270	1.5%
Health Care & Social Assistance	18,031	5.8%	21,268	7.4%	30,030	10.2%	32,063	10.4%	26,264	9.4%
Arts, Entertainment & Recreation	2,142	0.7%	2,145	0.8%	2,705	0.9%	3,013	1.0%	2,093	0.8%
Accommodation & Food Services	3,498	1.1%	3,556	1.2%	3,112	1.1%	3,627	1.2%	3,908	1.4%
Other Services	40,562	13.0%	40,158	14.0%	37,409	12.7%	27,236	8.9%	24,282	8.7%
Public Administration	16,972	5.4%	9,997	3.5%	—	0.0%	—	0.0%	—	0.0%

	$313,019	100.0%	$287,543	100.0%	$294,884	100.0%	$307,409	100.0%	$279,109	100.0%

The following table shows the composition of the Bank’s deposit portfolio as of December 31, (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2011		2010		2009
	Amount	% of Total	Amount	% of Total	Amount	% of Total
TYPES OF DEPOSITS
Demand	$258,874	24.1%	$221,129	21.2%	$192,705	22.9%
MMDA/Savings	817,081	75.9%	821,345	78.8%	650,353	77.1%

Total Demand Deposits	1,075,955	100.0%	1,042,474	100.0%	843,058	100.0%

CDs < $100,000	46,768	28.0%	72,665	37.0%	62,769	30.0%
CDs > $100,000	98,045	58.8%	101,564	51.7%	124,085	59.4%
Individual Retirement Accounts	22,051	13.2%	22,137	11.3%	22,153	10.6%

Total Certificates of Deposit	166,864	100.0%	196,366	100.0%	209,007	100.0%

Total Deposits	$1,242,819		$1,238,840		$1,052,065

The following table (dollars in thousands) illustrates the projected maturities and the repricing mechanisms of the major asset/liabilities categories of the Corporation as of December 31, 2011, based on certain assumptions. Prepayment rate assumptions have been made for the residential loans secured by real estate portfolio. Maturity and repricing dates for investments have been projected by applying the assumptions set forth below to contractual maturity and repricing dates. A 12% run off assumption is used for Demand Deposits.

Of the $40.8 million Jumbo CDs maturing in 0-180 days, $28.7 million will mature in three months or less.

	0 - 180 days	181 - 365 days	1 - 2 years	2 - 3 years	3 -5 years	5 + years	Non- interest Earning	Total
Interest Earning Assets:
Interest bearing due from banks	$159,290	$—	$—	$—	$—	$—	$—	$159,290
Reverse repurchase agreements	1,000	—	—	—	—	—	—	1,000
Federal funds sold	2,911	—	—	—	—	—	—	2,911
Investments	47,579	42,416	55,108	25,043	44,088	40,049	—	254,283
Loans
Commercial & Industrial
Fixed	32,032	6,006	5,893	3,321	6,571	17,046	370	71,239
Variable	231,126	3,362	25	—	—	—	7,014	241,527
Construction	37,319	68	742	898	945	45	4,586	44,603
Commercial Loans Secured by Real Estate
Fixed	5,448	8,824	18,497	17,376	45,727	26,638	482	122,992
Variable	164,776	447	1,137	1,154	3,857	—	7,062	178,433
Residential Loans Secured by Real Estate
Fixed	23,878	12,737	17,455	17,743	9,757	2,490	2,639	86,699
Variable	130,579	12,385	11,493	7,760	9,453	2,162	1,561	175,393
Other
Fixed	1,363	566	873	697	1,753	70	—	5,322
Variable	26,844	—	—	—	—	—	—	26,844
Federal reserve and FHLB stock	2,028	—	—	—	—	962	—	2,990

Total Interest Earning Assets	$866,173	$86,811	$111,223	$73,992	$122,151	$89,462	$23,714	$1,373,526

Non-Interest Earning Assets							86,070	86,070

Total Assets	$866,173	$86,811	$111,223	$73,992	$122,151	$89,462	$109,784	$1,459,596

Interest Bearing Liabilities:
Interest Bearing Demand	$216,311	$—	$—	$—	$—	$—	$—	$216,311
Savings Deposits	31,428	—	—	—	—	—	—	31,428
Money Market Accounts	569,342	—	—	—	—	—	—	569,342
Certificate of Deposits	26,504	16,695	8,429	3,737	2,125	4,651	—	62,141
Jumbo CDs	40,797	27,304	12,850	4,542	2,167	17,063	—	104,723
Repurchase agreements and other short-term secured borrowings	94,533	—	1,052	—	—	—	—	95,585
Short-term debt	126	2,312	—	—	—	—	—	2,438
Subordinated Debt	5,000	—	—	—	—	—	—	5,000
Company obligated mandatorily redeemable preferred capital securities of subsidiary trust holding solely the junior subordinated debentures of the parent company	—	—	—	—	—	13,918	—	13,918

Total Interest Bearing Liabilities	$984,041	$46,311	$22,331	$8,279	$4,292	$35,632	$—	1,100,886

Demand Deposits	15,255	14,257	26,059	23,098	38,622	141,583	—	258,874
Non-Interest Bearing Liabilities							9,717	9,717

Equity							90,119	90,119

Total Liabilities & Shareholders’ Equity	$999,296	$60,568	$48,390	$31,377	$42,914	$177,215	$99,836	$1,459,596

Interest Sensitivity Gap per Period	$(133,123)	$26,243	$62,833	$42,615	$79,237	$(87,753)	$9,948

Cumulative Interest Sensitivity Gap	$(133,123)	$(106,880)	$(44,047)	$(1,432)	$77,805	$(9,948)	$—

Interest Sensitivity Gap as a Percentage of Earning Assets	-9.86%	1.94%	4.65%	3.16%	5.87%	-6.50%	0.74%

Cumulative Sensitivity Gap as a percentage of Earning Assets	-9.86%	-7.92%	-3.26%	-0.11%	5.76%	-0.74%	0.00%

Contractual Obligations

The following table (dollars in thousands) presents, as of December 31, 2011, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced notes to the Consolidated Financial Statements under Item 8 of this report.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Note Reference	Less than One Year	One to Two Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity(a)		$1,075,955	$—	$—	$—	$1,075,955
Consumer certificates of deposits(a)	9	111,301	29,558	4,292	21,713	166,864
Short term debt(a)	10	2,438	—	—	—	2,438
Repurchase agreements and other secured short-term borrowings(a)	10	94,533	1,052	—	—	95,585
Long-term debt(a)	10, 11	—	—	—	18,918	18,918
Operating leases (b)	7	417	810	513	548	2,288

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

Other Real Estate Owned

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

Within the allowance, there are specific and general loss components. The specific loss component is assessed for loans that management believes to be impaired. All loan classes are considered to be impaired when it is determined that the obligor will not pay all contractual principal and interest due or they become 90 days past due. For loans determined to be impaired, the loan’s carrying value is compared to its fair value using one of the following fair value measurement techniques: present value of expected future cash flows, observable market price, or fair value of the associated collateral less costs to sell. An allowance is established when the fair value is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on a three-year historical loss experience supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: changes in lending policies and procedures; effects of changes in risk selection and underwriting standards; national and local economic trends and conditions; trends in nature, volume, and growth rate of loans; experience, ability, and depth of lending management and other relevant staff; levels of and trends in past due and classified loans; collateral valuations in the market for collateral dependent loans; effects of changes in credit concentrations; and competition, legal, and regulatory factors. These loans are segregated by loan class and/or risk grade with an estimated loss ratio applied against each loan class and/or risk grade.

Loans for which the terms have been modified resulting in concessions and for which the borrower is experiencing financial difficulties are considered a troubled debt restructuring and are classified as impaired. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, at the carrying value and a specific reserve is established if the fair value of the collateral is less than the carrying value. For troubled debt restructurings that subsequently default, the Corporation determines the amount of the reserve in accordance with the accounting policy for the allowance for loan losses.

The following portfolio segments have been identified: commercial and industrial, commercial real estate, residential, and consumer. Commercial credits and personal lines of credit are subject to the assignment of individual risk grades in accordance with the Corporation’s Loan Risk Rating Guidelines. These loans are individually graded as Pass, Special Mention, Substandard or Doubtful, with the “Pass” rating further subdivided into risk gradients. Residential loans (including home equity lines of credit) and consumer loans (excluding aforementioned personal lines of credit) are not generally individually graded; rather, these loans are treated as homogenous pools within each category. When included in these pools, these loans are assigned a “Pass” Risk Rating. These loans may become individually graded based on a pledge of liquid collateral, delinquency status, identified changes in the borrower’s repayment capacity, or as a result of legal action.

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

The following table shows the dollar amount of the allowance for loan losses using management’s estimate by loan portfolio segment as of December 31, (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
	2011	2010	2009	2008	2007
Commercial & industrial	$5,377	$3,870	$4,155	$5,113	$3,422
Commercial real estate	6,279	7,845	6,279	4,028	3,105
Residential	1,644	2,400	3,003	3,332	2,445
Consumer	228	200	279	374	481
Unallocated reserve	714	819	—	—	—

Total	$14,242	$15,134	$13,716	$12,847	$9,453

Management considers the present allowance to be appropriate and adequate to cover losses inherent in the loan portfolio based on the current economic environment. However, future economic changes cannot be predicted. Deterioration in economic conditions could result in an increase in the risk characteristics of the loan portfolio and an increase in the provision for loan losses.

There was an overall decrease in the allowance for loan losses as of December 31, 2011, as compared to December 31, 2010. The allowance for loan losses is affected by the level of net charge-offs as well as changes in the specific and general loss components of the allowance for loan losses. The decrease was due to $265 thousand of the charge-offs being reserved for in a prior period and an improvement in the three-year historical loss experience as a percentage of outstanding loans, which lowers the general loss component of the allowance for loan losses.

Non-performing loans increased $15.6 million to $26.8 million as of December 31, 2011, from $11.2 million as of December 31, 2010. The increase is due to two large commercial relationships totaling $13.6 million. Due to the strength of the specific collateral of one these loans, a lower specific allowance was required than when the loan was part of the general loss component. The specific allowance attributable to non-performing loans increased $2.7 million to $4.3 million, or 16.2% of total non-performing loans, as of December 31, 2011, from $1.6 million, or 14.2% of total non-performing loans, as of December 31, 2010. Of the $2.7 million increase, $1.4 million is attributable to these two relationships.

Offsetting this increase to the specific loss component of the allowance for loans losses was a decrease in the general loss component of the allowance for loan losses. Due to an improvement in the three-year historical loss experience as a percentage of outstanding loans, which lowered the general loss component of the allowance for loan losses, the allowance for loan losses allocation for loans collectively evaluated for impairment decreased $3.6 million to $9.9 million, or 1.1% of total loans collectively evaluated for impairment, as of December 31, 2011, from $13.5 million, or 1.5% of total loans collectively evaluated for impairment, as of December 31, 2010.

Loans collectively evaluated for impairment are comprised of two components: loans with a defined weakness and the remaining loan portfolio. Loans with a defined weakness decreased as of December 31, 2011, as compared to December 31, 2010. This decrease was offset by an increase in the overall outstanding loan balances for the same period. The outstanding balances of loans collectively evaluated for impairment increased $37.6 million to $926.8 million as of December 31, 2011, from $889.2 million as of December 31, 2010. The overall outstanding loan balances increased $53.3 million to $953.6 million as of December 31, 2011, from $900.3 million as of December 31, 2010.

Loans except for overdraft protection and credit cards are typically placed on non-accrual when the loan becomes 90 days past due, unless the loan is well secured and in the process of collection, or it is determined that the obligor will not pay all contractual principal and interest due. Overdraft protection lines of credit and credit cards are charged off when deemed uncollectible, but generally no later than when they become 150 days past due. Interest continues to legally accrue on these nonaccrual loans, but no income is recognized for financial statement purposes. Both principal and interest payments received on non-accrual loans are applied to the outstanding principal balance until the remaining balance is considered collectible, at which time interest income may be recognized when received.

The following table presents a summary of non-performing loans as of December 31, (dollars in thousands):

	2011		2010		2009		2008		2007
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total

Commercial & industrial	$7,384	31.1%	$3,567	31.9%	$3,422	22.7%	$3,429	39.1%	$316	5.5%
Commercial real estate	12,130	51.2%	3,327	29.8%	10,345	68.5%	3,085	35.2%	3,491	60.6%
Residential	4,200	17.7%	4,165	37.3%	1,332	8.8%	2,243	25.5%	1,851	32.1%
Consumer	—	0.0%	106	1.0%	—	0.0%	17	0.2%	104	1.8%

Total non-accrual loans	$23,714	100.0%	$11,165	100.0%	$15,099	100.0%	$8,774	100.0%	$5,762	100.0%

Loans 90 Days Past Due—Still Accruing	$20		$5		$7		$4		$27

Troubled debt restructurings	$3,047		$—		$—		$—		$—

The following table presents a summary of non-performing loans as of December 31, (dollars in thousands):

	2011	2010	2009	2008	2007
Loan Type
Commercial and industrial
# of loans	14	26	11	25	4
Interest income recognized	$165	$82	$37	$140	$34
Additional interest income if loan had been accruing	$255	$201	$180	$148	$62

Commercial real estate
# of loans	10	6	8	5	3
Interest income recognized	$236	$22	$354	$110	$51
Additional interest income if loan had been accruing	$209	$147	$146	$122	$127

Construction
# of loans	3	1	3	—	1
Interest income recognized	$170	$—	$178	$—	$105
Additional interest income if loan had been accruing	$283	$151	$13	$—	$10

Residential
# of loans	33	27	27	17	15
Interest income recognized	$42	$78	$48	$73	$47
Additional interest income if loan had been accruing	$279	$170	$65	$72	$72

Consumer
# of loans	2	1	2	5	4
Interest income recognized	$—	$46	$—	$1	$1
Additional interest income if loan had been accruing	$1	$1	$—	$1	$20

Credit cards
# of loans	1	1	2	3	6
Interest income recognized	$1	$—	$—	$—	$3
Additional interest income if loan had been accruing	$—	$—	$—	$—	$1

Troubled debt restructurings	$20,226	$61	$—	$—	$—

Capital Resources

The Corporation has a $1.0 million revolving line of credit and a $2.4 million one-year term loan with U.S. Bank. See “Liquidity and Interest Rate Sensitivity” section of this report for further discussion.

On June 29, 2007, the Bank entered into a Subordinated Debenture Purchase Agreement with U.S. Bank in the amount of $5.0 million, which will mature on June 28, 2017. Under the terms of the Subordinated Debenture Purchase Agreement, the Bank pays 3-month London Interbank Offered Rate (LIBOR) plus 1.20% which equated to 1.83% at December 31, 2011. Interest payments are due quarterly.

In September 2000, the Trust, which is wholly owned by the Corporation, issued $13.5 million of company obligated mandatorily redeemable capital securities and $418 thousand of common securities. The proceeds from the issuance of the capital securities and the common securities were used by the Trust to purchase from the Corporation $13.9 million fixed rate junior subordinated debentures. The capital securities mature September 7, 2030, or upon earlier redemption as provided by the Indenture. The Corporation has the right to redeem the capital securities, in whole or in part, but in all cases in a principal amount with integral multiples of $1 thousand on any March 7 or September 7 on or after September 7, 2010, at a premium of 104.8%, declining ratably to par on September 7, 2020. The capital securities and the debentures have a fixed interest rate of 10.60% and are guaranteed by the Bank. The net proceeds received by the Corporation from the sale of capital securities were used for general corporate purposes.

There were no FHLB advances outstanding as of December 31, 2011 and 2010.

The Bank may add indebtedness of this nature in the future if determined to be in the best interest of the Bank.

Repurchase agreements and other secured short-term borrowings consist of security repurchase agreements and a non deposit product secured with the Corporation’s municipal portfolio. The majority of the non deposit product generally matures within a year. Security repurchase agreements generally mature within one to three days from the transaction date. At December 31, 2011, and 2010, the weighted average interest rate on these borrowings was 0.22% and 0.34%, respectively. During 2011, the maximum amount outstanding at any month-end during the year was $115 million. Due to the fact that security repurchase agreements are a sweep product used by the Corporation’s corporate clients, there is not a large volatility in the average balances, because of the core deposit base. Balances in excess of this core deposit base are generally invested in overnight Federal Funds sold or at the Federal Reserve. Thus, liquidity is not materially affected.

Capital for the Bank is above well-capitalized regulatory requirements at December 31, 2011. Pertinent capital ratios for the Bank as of December 31, 2011, are as follows:

	September 30,	September 30,	September 30,
	Actual	Well Capitalized	Adequately Capitalized
Tier 1 risk-based capital ratio	9.4%	6.0%	4.0%
Total risk-based capital ratio	11.2%	10.0%	8.0%
Leverage ratio	6.5%	5.0%	4.0%

Dividends from the Bank to the Corporation may not exceed the net undivided profits of the Bank (included in consolidated retained earnings) for the current calendar year and the two previous calendar years without prior approval from the Office of the Comptroller of the Currency. In addition, Federal banking laws limit the amount of loans the Bank may make to the Corporation, subject to certain collateral requirements. No loans were made from the Bank to the Corporation during 2011 or 2010. A dividend of $1.4 million and $1.5 million was declared and paid by the Bank to the Corporation during 2011 and 2010, respectively.

On November 20, 2008, the Board of Directors adopted a three-year stock repurchase program for directors and employees, which the Corporation amended on February 18, 2011. Under the amended repurchase program, the Corporation was authorized to repurchase up to $705 thousand in net costs from outside shareholders in addition to the previously approved employee and director repurchase program. This was funded from working capital. Under the now terminated repurchase plan, during 2011 the Corporation purchased in the aggregate 41,183 shares for a cost of approximately $1.8 million. The repurchase program terminated on December 31, 2011.

During February 2012, the Board of Directors approved a new stock repurchase plan. Under the terms of this stock repurchase plan, the Corporation can repurchase up to $3.8 million in net costs from employees, directors and outside shareholders. The Corporation anticipates that it will fund the purchases under the repurchase program from working capital. This stock repurchase program will expire on December 31, 2012.

The amount and timing of shares repurchased under the repurchase program, as well as the specific price, will be determined by management after considering market conditions, company performance and other factors.

Recent Accounting Pronouncements and Developments

Note 2 to the Consolidated Financial Statements under Item 8 discusses new accounting policies adopted by the Corporation during 2011 and the expected impact of accounting policies. Note 2 also discusses recently issued or proposed new accounting policies but not yet required to be adopted and the impact of the accounting policies if known. To the extent the adoption of new accounting standards materially affects financial conditions; results of operations, or liquidity, the impacts if known are discussed in the applicable section(s) of notes to consolidated financial statements.

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

In addition, the banking industry in general is subject to various monetary and fiscal policies and regulations, which include those determined by the Federal Reserve, the OCC, and the FDIC, whose policies and regulations could affect the Corporation’s results. Other factors that may cause actual results to differ from the forward-looking statements include the following: competition with other local, regional and international banks, thrifts, credit unions and other non-bank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, investment companies and insurance companies, as well as other entities which offer financial services, located both within and outside the United States and through alternative delivery channels such as the World Wide Web; interest rate, market and monetary fluctuations; inflation; market volatility; general economic conditions and economic conditions in the geographic regions and industries in which the Corporation operates; introduction and acceptance of new banking-related products, services and enhancements; fee pricing strategies, mergers and acquisitions and the Corporation’s ability to manage these and other risks.

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

Interest rate risk is monitored through earnings simulation modeling. The earnings simulation model projects changes in net interest income caused by the effect of changes in interest rates. The model requires management to make assumptions about how the balance sheet is likely to behave through time in different interest rate environments. Loan and deposit balances remain static and maturities reprice at the current market rate. The investment portfolio maturities and prepayments are assumed to be reinvested in similar instruments. Mortgage loan prepayment assumptions are developed from industry median estimates of prepayment speeds. Non-maturity deposit pricing is modeled on historical patterns. The Corporation performs a 200 basis point upward and downward interest rate shock to determine whether there would be an adverse impact on its annual net income and that it is within the established policy limits. At December 31, 2011, 2010, and 2009, a downward interest rate shock scenario was not performed due to the low level of current interest rates. The earnings simulation model as of December 31, 2011, projects an approximate decrease of 6.2% in net income in a 200 basis point upward interest rate shock. As of December 31, 2011, the Corporation was well within the policy limits established by the ALCO policy. As of December 31, 2010, the earnings simulation model projected an approximate decrease of 13.8% in net income in a 200 basis point upward interest rate shock. The Corporation was well within the policy limits established by the ALCO policy. Management performs additional interest rate scenarios that have higher probabilities of occurrence. In higher rate scenarios the change in net income is well within established policy limits established by the ALCO policy. Further discussion on interest rate sensitivity can be found on page 36.

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

Management assessed the system of internal control over financial reporting as of the financial reporting period ending December 31, 2011, in relation to criteria for adequate internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of the financial reporting period ending December 31, 2011, its system of internal control over financial reporting is effective, in all material respects, and meets the criteria of the “Internal Control — Integrated Framework.” Crowe Horwath LLP, independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting.

/s/ Morris L. Maurer	/s/ Debra L. Ross
Morris L. Maurer	Debra L. Ross
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The National Bank of Indianapolis Corporation

Indianapolis, Indiana

We have audited the accompanying consolidated balance sheets of The National Bank of Indianapolis Corporation as of December 31, 2011 and 2010 and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. We also have audited The National Bank of Indianapolis Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The National Bank of Indianapolis Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The National Bank of Indianapolis Corporation as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion The National Bank of Indianapolis Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

/s/ Crowe Horwath LLP

Indianapolis, Indiana

March 9, 2012

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 and 2010

(Dollar amounts in thousands except share and per share data)

	September 30,	September 30,
	2011	2010
Assets
Cash and cash equivalents
Cash and due from banks	$33,134	$24,143
Interest bearing due from banks	159,290	252,266
Reverse repurchase agreements	1,000	1,000
Federal funds sold	2,911	16,109

Total cash and cash equivalents	196,335	293,518
Investment securities
Available-for-sale securities	140,484	75,677
Held-to-maturity securities (Fair value of $115,003 at December 31, 2011 and $117,302 at December 31, 2010)	113,799	114,676

Total investment securities	254,283	190,353
Loans held for sale	—	1,424
Loans	953,612	900,332
Less: Allowance for loan losses	(14,242)	(15,134)

Net loans	939,370	885,198
Bank owned life insurance	12,278	11,938
Other real estate owned	7,575	9,574
Premises and equipment	26,432	24,852
Deferred tax asset	6,642	8,540
Federal Reserve and FHLB stock at cost	2,990	3,065
Accrued interest	4,403	4,216
Other assets	9,288	8,715

Total assets	$1,459,596	$1,441,393

Liabilities and shareholders’ equity
Deposits:
Noninterest-bearing demand deposits	$258,874	$221,129
Money market and savings deposits	817,081	821,345
Time deposits	166,864	196,366

Total deposits	1,242,819	1,238,840
Repurchase agreements and other secured short term borrowings	95,585	93,523
Short term debt	2,438	2,688
Subordinated debt	5,000	5,000
Junior subordinated debentures owed to unconsolidated subsidiary trust	13,918	13,918
Other liabilities	9,717	8,067

Total liabilities	1,369,477	1,362,036
Shareholders’ equity:
Preferred stock, no par value - authorized 5,000,000 shares	$—	$—
Common stock, no par value - authorized 15,000,000 shares issued 2,920,458 shares at December 31, 2011 and 2,866,641 shares at December 31, 2010	37,028	35,269
Treasury stock, at cost; 590,074 shares at December 31, 2011 and 548,891 shares at December 31, 2010	(22,771)	(20,953)
Additional paid in capital	15,089	12,866
Retained earnings	57,209	51,853
Accumulated other comprehensive income	3,564	322

Total shareholders’ equity	90,119	79,357

Total liabilities and shareholders’ equity	$1,459,596	$1,441,393

See notes to consolidated financial statements.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

DECEMBER 31, 2011, 2010, and 2009

(Dollar amounts in thousands except share and per share data)

	September 30,	September 30,	September 30,
	2011	2010	2009
Interest income:
Interest and fees on loans	$42,405	$42,471	$42,217
Interest on investment securities taxable	2,705	2,172	3,011
Interest on investment securities nontaxable	2,297	2,070	2,068
Interest on federal funds sold	30	25	4
Interest on due from banks	472	392	231

Total interest income	47,909	47,130	47,531

Interest expense:
Interest on deposits	5,390	7,002	9,427
Interest on other short term borrowings	209	289	182
Interest on short term debt	123	183	121
Interest on long term debt	1,552	1,555	1,583

Total interest expense	7,274	9,029	11,313

Net interest income	40,635	38,101	36,218

Provision for loan losses	3,824	4,279	11,905

Net interest income after provision for loan losses	36,811	33,822	24,313

Other operating income:
Wealth management fees	6,148	5,377	4,917
Service charges and fees on deposit accounts	2,992	3,011	3,113
Rental income	859	712	350
Mortgage banking income	1,311	2,184	1,576
Interchange income	1,439	1,263	1,007
Net gain (loss) on sale of securities	45	(5)	—
Other	1,727	1,706	1,940

Total other operating income	14,521	14,248	12,903

Other operating expenses:
Salaries, wages and employee benefits	28,188	24,859	21,332
Occupancy	2,709	2,556	2,441
Furniture and equipment	1,171	1,220	1,359
Professional services	1,996	2,148	1,873
Data processing	3,295	3,014	2,752
Business development	1,701	1,610	1,531
FDIC Insurance	1,410	2,101	2,142
Non performing assets	1,526	2,100	1,383
Other	2,839	3,914	3,541

Total other operating expenses	44,835	43,522	38,354

Income (loss) before tax	6,497	4,548	(1,138)
Federal and state income tax (benefit)	1,141	762	(1,250)

Net income	$5,356	$3,786	$112

Basic earnings per share	$2.30	$1.64	$0.05

Diluted earnings per share	$2.19	$1.59	$0.05

See notes to consolidated financial statements.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

DECEMBER 31, 2011, 2010, and 2009

(Dollar amounts in thousands except share and per share data

	September 30,	September 30,	September 30,
	2011	2010	2009
Net income	$5,356	$3,786	$112

Other comprehensive income:
Change in securities available for sale:
Transfer of securities from held-to-maturity to available-for-sale	3,478	—	—
Net unrealized gain (loss) during the period	1,891	538	(1,379)
Tax effect	(2,127)	(213)	540

Total other comprehensive income	3,242	325	(839)

Comprehensive Income	$8,598	$4,111	$(727)

See notes to consolidated financial statements.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

DECEMBER 31, 2011, 2010, and 2009

(Dollar amounts in thousands except share and per share data)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
					Accumulated
			Additional		Other
	Common	Treasury	Paid In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income	TOTAL
Balance at January 1, 2009	$33,136	$(18,481)	$8,766	$47,955	$836	$72,212

Comprehensive income:
Net income	—	—	—	112	—	112
Other comprehensive income	—	—	—	—	(839)	(839)
Income tax benefit from deferred stock compensation	—	—	414	—	—	414
Issuance of stock 62,071 shares of common stock under stock-based compensation plans	1,304	—	(60)	—	—	1,244
Repurchase of stock 49,074 shares of common stock	—	(1,865)	—	—	—	(1,865)
Stock based compensation earned	—	—	1,753	—	—	1,753

Balance at December 31, 2009	34,440	(20,346)	10,873	48,067	(3)	73,031

Comprehensive income:
Net income	—	—	—	3,786	—	3,786
Other comprehensive income	—	—	—	—	325	325
Income tax benefit from deferred stock compensation	—	—	68	—	—	68
Issuance of stock 26,259 shares of common stock under stock-based compensation plans	829	—	(101)	—	—	728
Repurchase of stock 15,686 shares of common stock	—	(607)	—	—	—	(607)
Stock based compensation earned	—	—	2,026	—	—	2,026

Balance at December 31, 2010	35,269	(20,953)	12,866	51,853	322	79,357

Comprehensive income:
Net income	—	—	—	5,356	—	5,356
Other comprehensive income	—	—	—	—	3,242	3,242
Income tax benefit from deferred stock compensation	—	—	264	—	—	264
Issuance of 53,817 shares of common stock under stock-based compensation plans	1,759	—	(138)	—	—	1,621
Repurchase of 41,183 shares of common stock	—	(1,818)	—	—	—	(1,818)
Stock based compensation earned	—	—	2,097	—	—	2,097

Balance at December 31, 2011	$37,028	$(22,771)	$15,089	$57,209	$3,564	$90,119

See notes to consolidated financial statements.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

DECEMBER 31, 2011, 2010, and 2009

(Dollar amounts in thousands except share and per share data)

	September 30,	September 30,	September 30,
	2011	2010	2009
Operating Activities
Net Income	$5,356	$3,786	$112
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	3,824	4,279	11,905
Proceeds from sale of loans	79,467	89,606	69,961
Origination of loans held for sale	(78,043)	(88,801)	(69,691)
Depreciation and amortization	1,529	1,511	1,533
Fair value adjustment on mortgage servicing rights	911	527	334
(Gain) loss on sales of investment securities	(45)	5	—
Gain on sale of loans	(1,723)	(2,289)	(1,561)
Net (gain) loss on sales and writedowns of other real estate and repossessions	(91)	1,010	845
Net increase in deferred income taxes	(229)	(1,620)	(845)
Earnings on bank owned life insurance	(340)	(391)	(410)
Excess tax benefit from deferred stock compensation	(264)	(68)	(414)
Board stock compensation	132	120	100
Net accretion of discounts and amortization of premiums on investments	2,563	1,310	480
Compensation expense related to restricted stock and options	2,097	2,026	1,753
Changes in assets and liabilities:
Accrued interest receivable	(187)	(17)	656
Other assets	(1,408)	5,448	(6,397)
Other liabilities	1,914	(923)	(1,164)

Net cash provided by operating activities	15,463	15,519	7,197
Investing Activities
Proceeds from maturities of investment securities held to maturity	32,715	26,501	19,904
Proceeds from maturities of investment securities available for sale	63,542	51,977	51,000
Proceeds from sales of investment securities available for sale	2,484	477	—
Purchases of investment securities held to maturity	(88,831)	(47,225)	(31,451)
Purchases of investment securities available for sale	(70,990)	(60,557)	(62,986)
Net (increase) decrease in loans	(74,390)	(52,502)	21,158
Proceeds from sale of loans	15,824	8,809	969
Proceeds from sales of other real estate and repossessions	4,383	3,130	1,755
Purchases of bank premises and equipment	(3,109)	(1,831)	(3,247)

Net cash used by investing activities	(118,372)	(71,221)	(2,898)
Financing Activities
Net increase in deposits	3,979	186,775	86,099
Net increase in short term borrowings	2,062	12,209	30,168
Net change in revolving line of credit/short-term debt	(250)	(1,450)	(62)
Income tax benefit from deferred stock compensation	264	68	414
Proceeds from issuance of stock	1,489	608	1,144
Repurchase of stock	(1,818)	(607)	(1,865)

Net cash provided by financing activities	5,726	197,603	115,898

Increase (decrease) in cash and cash equivalents	(97,183)	141,901	120,197
Cash and cash equivalents at beginning of year	293,518	151,617	31,420

Cash and cash equivalents at end of year	$196,335	$293,518	$151,617

Supplemental cash flow information
Interest paid	$7,356	$9,689	$11,377
Income taxes paid	1,298	194	1,612
Supplemental non cash disclosure
Held to maturity investments transferred to available for sale investments	$55,429	$—	$—
Loan balances transferred to foreclosed real estate	2,293	5,282	7,614
Loan balances transferred to loans held for sale	17,248	9,614	969

See notes to consolidated financial statements.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(Dollar amounts in thousands except share and per share data)

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Loans Held for Sale: The Corporation periodically sells residential mortgage loans it originates based on the overall loan demand of the Corporation and outstanding balances of the residential mortgage portfolio. Loans held for sale are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Mortgage loans held for sale are sold with servicing rights retained. The carrying value of mortgage loans sold is reduced by the amount

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(Dollar amounts in thousands except share and per share data)

allocated to the servicing right. Gains and losses on sale of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold, and are included in mortgage banking income. The determination of loans held for sale is based on the loan’s compliance with Federal National Mortgage Association (FNMA) and/or Federal Loan Home Bank of Indianapolis (FHLBI) underwriting standards.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs. Interest income on commercial, mortgage, and consumer loans is accrued on the principal amount of such loans outstanding and is recognized when earned. Loan origination fees and certain direct origination costs are deferred and recognized in interest income using the level-yield method without anticipating prepayments. The recorded investment in loans includes accrued interest receivable and net deferred loan costs.

All loan classes including troubled debt restructurings, except overdraft protection lines of credit and credit cards, are typically placed on non-accrual when they become 90 days past due or full repayment of principal and interest becomes doubtful, unless the loan is well secured and in the process of collection, or it is determined that the obligor will not pay all contractual principal and interest due. Unless there is a significant reason to the contrary, overdraft protection lines of credit and credit cards are charged off when deemed uncollectible, but generally no later than when they become 150 days past due. Past due status for all loans is based on the contractual terms of the loan. Any accrued interest is charged against interest income when the loan is placed on non-accrual status. Interest continues to legally accrue on these non-accrual loans, but no income is recognized for financial statement purposes. Both principal and interest payments received on non-accrual loans are applied to the outstanding principal balance, until the remaining balance is considered collectible, at which time interest income may be recognized when received. Loans will be returned to accrual status when they are deemed collectible.

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

Within the allowance, there are specific and general loss components. The specific loss component is assessed for loans that management believes to be impaired. All loan classes are considered to be impaired when it is determined that the obligor will not pay all contractual principal and interest due or they become 90 days past due. For loans determined to be impaired, the loan’s carrying value is compared to its fair value using one of the following fair value measurement techniques: present value of expected future cash flows, observable market price, or fair value of the associated collateral less costs to sell. An allowance is established when the fair value is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on a three-year historical loss experience supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: changes in lending policies and procedures; effects of changes in risk selection and underwriting standards; national and local economic trends and conditions; trends in nature, volume, and growth rate of loans; experience, ability, and depth of lending management and other relevant staff; levels of and trends in past due and classified loans; collateral valuations in the market for collateral dependent loans; effects of changes in credit concentrations; and competition, legal, and regulatory factors. These loans are segregated by loan class and/or risk grade with an estimated loss ratio applied against each loan class and/or risk grade.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(Dollar amounts in thousands except share and per share data)

Loans for which the terms have been modified resulting in concessions and for which the borrower is experiencing financial difficulties are considered a troubled debt restructuring and are classified as impaired. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, at the carrying value and a specific reserve is established if the fair value of the collateral is less than the carrying value. For troubled debt restructurings that subsequently default, the Corporation determines the amount of the reserve in accordance with the accounting policy for the allowance for loan losses.

The following portfolio segments have been identified: commercial and industrial, commercial real estate, residential, and consumer. Commercial credits and personal lines of credit are subject to the assignment of individual risk grades in accordance with the Corporation’s Loan Risk Rating Guidelines. These loans are individually graded as Pass, Special Mention, Substandard or Doubtful, with the “Pass” rating further subdivided into risk gradients. Residential loans (including home equity lines of credit) and consumer loans (excluding aforementioned personal lines of credit) are not generally individually graded; rather, these loans are treated as homogenous pools within each category. When included in these pools, these loans are assigned a “Pass” Risk Rating. These loans may become individually graded based on a pledge of liquid collateral, delinquency status, identified changes in the borrower’s repayment capacity, or as a result of legal action.

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

Changes in the cash surrender values are included in other income. At December 31, 2011, 2010, and 2009, income recorded from BOLI totaled $340, $391, and $410, respectively.

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Any excess recorded investment over the fair value of the property received is charged to the allowance for loan losses. The fair value of foreclosed assets is subject to fluctuations in appraised values which are affected by the local and national economy. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through non performing assets expense.

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

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation computed by the straight-line method over their useful lives ranging from three to seven years, or for leasehold improvements, the shorter of the remaining lease term or useful life of the asset ranging from three to eight years. Maintenance and repairs are charged to operating expense when incurred, while improvements that extend the useful life of the assets are capitalized and depreciated over the estimated remaining life.

Long-Term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(Dollar amounts in thousands except share and per share data)

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

Servicing fee income which is reported on the income statement as mortgage banking income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. Servicing fees totaled $499, $421, and $349 for the years ended December 31, 2011, 2010, and 2009. Late fees and ancillary fees related to loan servicing are not material.

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

December 31, 2011 and 2010

(Dollar amounts in thousands except share and per share data)

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

Comprehensive Income: Comprehensive income is defined as net income plus other comprehensive income, which, under existing accounting standards, includes unrealized gains and losses on available-for-sale debt, net of deferred taxes. Comprehensive income is reported by the Corporation in the consolidated statements of income and comprehensive income.

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

Restrictions on Cash and Due from Bank Accounts: Cash on hand or on deposit with the Federal Reserve was required to meet regulatory reserve and clearing requirements.

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

New shares are issued from common stock upon share option exercise or restricted stock vesting.

The Corporation issues common stock as partial compensation for the board of directors’ service and the expense is recorded as part of other expense.

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to the shareholders.

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

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(Dollar amounts in thousands except share and per share data)

Reclassifications: Some items in prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no affect on prior years’ net income or shareholders’ equity.

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

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

In April 2011, the FASB issued updated guidance for determining whether a restructuring is a troubled debt restructuring (TDR). In determining whether a restructuring of a financing receivable is a troubled debt restructuring, the creditor must separately conclude that both the restructuring of the debt constitutes a concession and the debtor is experiencing financial difficulties.

The updated guidance was effective for public entities beginning with the first interim or annual period on or after June 15, 2011, and was applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired and for those receivables, the entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. Early adoption was permitted. The adoption of this standard had a material effect on the Corporation’s results of operations or financial position. Due to the adoption of this standard, the Corporation had an increase of $13,082 in outstanding balances of loans whose terms had been modified in troubled debt restructurings and held $385 less in the allowance for loan losses than it did when these loans were collectively evaluated for impairment.

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

December 31, 2011 and 2010

(Dollar amounts in thousands except share and per share data)

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

In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total of other comprehensive income along with the total of comprehensive income in that statement. In the two statement option, an entity is required to present components of net income and total net income in the statement of income. The statement of other comprehensive income should immediately follow the statement of income and include components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. In either presentation the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.

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

NOTE 3 – RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

The Corporation is required to maintain average reserve balances with the Federal Reserve Bank or as cash on hand or on deposit with a correspondent bank. The required amount of reserve to be maintained at the Federal Reserve Bank was approximately $1,833 at December 31, 2011, and $2,984 at December 31, 2010.

NOTE 4 – INVESTMENT SECURITIES

The following is a summary of available-for-sale and held-to-maturity securities:

	September 30,	September 30,	September 30,	September 30,
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value
2011
Available-for-sale
U.S. Treasury securities	$500	$—	$—	$500
U.S. Government agencies	70,967	334	(35)	71,266
Municipal securities	63,115	5,603	—	68,718

Total available-for-sale	$134,582	$5,937	$(35)	$140,484

		Gross	Gross	Estimated
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gain	(Loss)	Value
Held-to-maturity
Collateralized mortgage obligations, residential	$112,842	$1,308	$(119)	$114,031
Mortgage backed securities, residential	832	15	—	847
Other securities	125	—	—	125

Total Held-to-maturity	$113,799	$1,323	$(119)	$115,003

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(Dollar amounts in thousands except share and per share data)

	September 30,	September 30,	September 30,	September 30,
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value
2010
Available-for-sale
U.S. Treasury securities	$8,700	$—	$—	$8,700
U.S. Government agencies	66,444	535	(2)	66,977

Total available-for-sale	$75,144	$535	$(2)	$75,677

		Gross	Gross	Estimated
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gain	(Loss)	Value
Held-to-maturity
Municipal securities	$55,429	$2,121	$(115)	$57,435
Collateralized mortgage obligations, residential	57,569	714	(139)	58,144
Mortgage backed securities, residential	1,528	45	—	1,573
Other securities	150	—	—	150

Total Held-to-maturity	$114,676	$2,880	$(254)	$117,302

On May 31, 2011, the Corporation transferred the municipal securities, with a net unrecognized gain of $3,478, from held-to-maturity to available-for-sale. This enabled the Corporation to sell a municipal bond if it deems it to be appropriate when there may be an opportunity due to changes in interest rate levels to reposition maturities within the portfolio and the ability to react faster to potential credit problems with non-rated issuers and sell the bond. Since the municipal securities have a longer average life than the remaining securities of the available for sale investment portfolio, it is still the intent of the Corporation to hold the municipal securities until maturity.

During 2011, the Corporation sold four available-for-sale municipal securities with a net carrying amount of $2,439 resulting in a net gain of $45. The non-rated municipals were out of state and monitoring their credit risk on a timely basis was difficult. There was one sale of a held-to-maturity municipal security with a net carrying amount of $483 that was sold for a loss of $5 during 2010. Since the security had a non-rated issuer, a credit review of the municipality was conducted. As a result of the review, it was determined that the investment was no longer considered a pass asset and thus below investment grade. Per investment policy, the Corporation is prohibited from holding any securities below investment grade. There were no sales of securities during 2009.

The fair value of debt securities and carrying amount, if different, by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	September 30,	September 30,
	Amortized	Fair
	Cost	Value
Available-for-sale
Due in one year or less	$48,186	$48,459
Due from one to five years	40,295	41,657
Due from five to ten years	30,179	32,773
Due after ten years	15,922	17,595

Total	$134,582	$140,484

Held-to-maturity
Due in one year or less	$25	$25
Due from one to five years	100	100
CMO/Mortgage-backed, residential	113,674	114,878

Total	$113,799	$115,003

At year-end 2011 and 2010, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholder equity.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(Dollar amounts in thousands except share and per share data)

Investment securities with a carrying value of approximately $97,000 and $103,000 were pledged as collateral for Wealth Management accounts and securities sold under agreements to repurchase at December 31, 2011, and December 31, 2010, respectively.

Securities with unrealized losses at year-end 2011 and 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Loss)	Value	(Loss)	Value	(Loss)
2011
Available-for-sale
U.S. Government agencies	$12,990	$(35)	$—	$—	$12,990	$(35)

Total available-for-sale	$12,990	$(35)	$—	$—	$12,990	$(35)

Held-to-maturity
Collateralized mortgage obligations, residential	$19,208	$(119)	$—	$—	$19,208	$(119)

Total Held-to-maturity	$19,208	$(119)	$—	$—	$19,208	$(119)

2010
Available-for-sale
U.S. Government agencies	$16,070	$(2)	$—	$—	$16,070	$(2)

Total available-for-sale	$16,070	$(2)	$—	$—	$16,070	$(2)

Held-to-maturity
Collateralized mortgage obligations, residential	$12,744	$(139)	$—	$—	$12,744	$(139)
Municipal securities	8,358	(115)	—	—	8,358	(115)

Total Held-to-maturity	$21,102	$(254)	$—	$—	$21,102	$(254)

In determining other-than-temporary impairment (“OTTI”) for debt securities, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

As of December 31, 2011, the Corporation held 8 investments of which the amortized cost was greater than fair value. The Corporation has no securities in which OTTI has been recorded.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(Dollar amounts in thousands except share and per share data)

The unrealized losses for investments classified as available-for sale are attributable to changes in interest rates and/or economic environment and individually were 0.27% or less of the respective amortized costs. There was one unrealized loss on a FNMA Agency that was purchased December 2011. Given this investment is backed by the U.S. Government and its agencies; there is minimal credit risk at this time.

Although there were no unrealized losses on the municipals at December 31, 2011, the credit rating of the individual municipalities was assessed. As of December 31, 2011, all but two of the municipal debt securities were rated BBB or better (as a result of insurance of the underlying rating on the bond). The two municipal debt securities have no underlying rating. Credit reviews of the municipalities have been conducted. As a result, management has determined that all of the non-rated debt securities would be rated a “pass” asset and thus classified as an investment grade security. All interest payments are current for all municipal securities and management expects all to be collected in accordance with contractual terms.

The unrealized losses for investments classified as held-to-maturity are attributable to changes in interest rates and/or economic environment and individually were 0.84% or less of their respective amortized costs. The unrealized losses relate primarily to residential collateralized mortgage obligations. The residential collateralized mortgage obligations were purchased between October 2010 and August 2011. There has been a decrease in long-term interest rates from the time of the investment purchase and December 31, 2011, which affects the fair value of residential collateralized mortgage obligations and prepayment speeds. All residential collateralized mortgage obligations are backed by the U.S. Government and its agencies and represent minimal credit risk at this time.

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans, which are principally to borrowers in central Indiana, including unamortized deferred costs net of fees, consist of the following at December 31:

	September 30,	September 30,
	2011	2010
Residential loans secured by real estate	$262,092	$258,483
Commercial loans secured by real estate	301,425	289,286
Construction loans	44,603	44,639
Other commercial and industrial loans	312,766	287,706
Consumer loans	32,166	20,172

Total loans	953,052	900,286
Net deferred loan costs	560	46
Allowance for loan losses	(14,242)	(15,134)

Total loans, net	$939,370	$885,198

The Corporation periodically sells residential mortgage loans it originates based on the overall loan demand of the Corporation and outstanding balances of the residential mortgage portfolio.

As of December 31, 2011 and 2010, there was $81,838 and $85,851, of 1-4 family residential mortgage loans, respectively, pledged as collateral for FHLB advances. There were no borrowings under this arrangement at December 31, 2011 and 2010.

There was an aggregate of $236,993 and $297,617 of commercial loans, commercial real estate, and construction loans pledged as collateral at the Federal Reserve Bank Discount Window at December 31, 2011 and 2010, respectively. There were no borrowings under this arrangement at December 31, 2011 and 2010.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(Dollar amounts in thousands except share and per share data)

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ending December 31, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Commercial & industrial	Commercial real estate	Residential	Consumer	Unallocated	Total
Beginning balance	$3,870	$7,845	$2,400	$200	$819	$15,134
Loan charge offs	(1,668)	(2,601)	(703)	(214)	—	(5,186)
Recoveries	372	53	22	23	—	470
Provision	2,803	982	(75)	219	(105)	3,824

Ending balance	$5,377	$6,279	$1,644	$228	$714	$14,242

Activity in the allowance for loan losses was as follows:

	September 30,	September 30,
	2010	2009
Beginning balance	$13,716	$12,847
Loan charge offs	(3,149)	(11,432)
Recoveries	288	396
Provision for loan losses	4,279	11,905

Ending balance	$15,134	$13,716

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method at December 31:

	September 30,	September 30,	September 30,	September 30,		September 30,	September 30,
2011	Commercial & industrial	Commercial real estate	Residential	Consumer	Unallocated		Total
Allowance for loan losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,702	$897	$720	$20		$—	$4,339
Collectively evaluated for impairment	2,675	5,382	924	208		714	9,903

Total ending allowance balance	$5,377	$6,279	$1,644	$228		$714	$14,242

Allowance as a % of loans	1.72%	1.82%	0.63%	0.71%		N/A	1.49%

Loans:
Loans individually evaluated for impairment	$7,872	$14,409	$4,480	$20	$	N/A	$26,781
Loans collectively evaluated for impairment	305,147	331,380	258,131	32,173		N/A	926,831
Accrued interest receivable	877	885	1,296	80		N/A	3,138

Total recorded investment	$313,896	$346,674	$263,907	$32,273	$	N/A	$956,750

	September 30,	September 30,	September 30,	September 30,		September 30,	September 30,
2010	Commercial & industrial	Commercial real estate	Residential	Consumer	Unallocated		Total
Allowance for loan losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$781	$—	$801	$5		$—	$1,587
Collectively evaluated for impairment	3,089	7,845	1,599	195		819	13,547

Total ending allowance balance	$3,870	$7,845	$2,400	$200		$819	$15,134

Allowance as a % of loans	1.35%	2.35%	0.93%	0.99%		N/A	1.68%

Loans:
Loans individually evaluated for impairment	$3,567	$3,327	$4,165	$111	$	N/A	$11,170
Loans collectively evaluated for impairment	283,976	330,301	254,798	20,087		N/A	889,162
Accrued interest receivable	900	984	1,188	43		N/A	3,115

Total recorded investment	$288,443	$334,612	$260,151	$20,241	$	N/A	$903,447

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(Dollar amounts in thousands except share and per share data)

The above disclosure is required to be presented using the recorded investment of loans, which includes accrued interest receivable and net loan origination fees. Although accrued interest receivable balances have been presented separately, all accrued interest receivable balances are related to the loans collectively evaluated for impairment as practically all loans individually evaluated for impairment are on nonaccrual.

Loans are considered to be impaired when it is determined that the obligor will not pay all contractual principal and interest when due. The following table presents loans individually evaluated for impairment by class of loans at December 31. For purposes of this disclosure, the unpaid principal is not reduced for net charge-offs.

	September 30,	September 30,	September 30,
	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
2011	Balance	Investment	Allocated
With no related allowance recorded:
Commercial & industrial	$2,471	$1,812	$—
Commercial real estate	4,811	2,523	—
Residential
1-4 family	1,371	920	—
Home equity	1,399	1,245	—
Consumer
Personal LOC	—	—	—
Personal Term	—	—	—
DDA Overdraft Protection	—	—	—
Credit cards	—	—	—
With an allowance recorded:
Commercial & industrial	6,060	6,060	2,702
Commercial real estate	11,886	11,886	897
Residential
1-4 family	391	387	80
Home equity	1,928	1,928	640
Consumer
Personal LOC	—	—	—
Personal Term	—	—	—
DDA Overdraft Protection	11	11	11
Credit cards	9	9	9

Total	$30,337	$26,781	$4,339

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(Dollar amounts in thousands except share and per share data)

	September 30,	September 30,	September 30,
	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
2010	Balance	Investment	Allocated
With no related allowance recorded:
Commercial & industrial	$3,467	$2,524	$—
Commercial real estate	3,640	3,327	—
Residential
1-4 family	1,080	710	—
Home equity	729	630	—
Consumer
Personal LOC	106	106	—
Personal Term	—	—	—
DDA Overdraft Protection	—	—	—
Credit cards	—	—	—
With an allowance recorded:
Commercial & industrial	1,043	1,043	781
Commercial real estate	—	—	—
Residential
1-4 family	56	56	20
Home equity	2,769	2,769	781
Consumer
Personal LOC	—	—	—
Personal Term	—	—	—
DDA Overdraft Protection	—	—	—
Credit cards	5	5	5

Total	$12,895	$11,170	$1,587

The following table presents the average balance of loans individually evaluated for impairment by class for the year ended December 31:

September 30,
2011
Commercial & industrial	$5,926
Commercial real estate	8,869
Residential
1-4 family	1,086
Home equity	3,561
Consumer
Personal LOC	26
Personal Term	—
DDA Overdraft Protection	—
Credit cards	14

Total	$19,482

The average balance of individually impaired loans for the year ended December 31, 2010 and 2009 was $13,957 and $11,961, respectively.

There was $55, $0, and $0 in interest income recorded on a cash or accrual basis for the year ended December 31, 2011, 2010, and 2009, respectively.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(Dollar amounts in thousands except share and per share data)

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans at December 31:

	September 30,	September 30,	September 30,	September 30,
	Nonaccrual		Loans Past Due Over 90 Days Still Accruing
	2011	2010	2011	2010
Commercial & industrial	$7,384	$3,567	$—	$—
Commercial real estate	12,130	3,327	—	—
Residential
1-4 family	1,061	766	—	—
Home equity	3,139	3,399	—	—
Consumer
Personal LOC	—	106	—	—
Personal Term	—	—	—	—
DDA Overdraft Protection	—	—	11	—
Credit cards	—	—	9	5

Total	$23,714	$11,165	$20	$5

The following table presents the aging of the recorded investment in past due loans by class of loans at December 31:

	September 30,	September 30,	September 30,
	30 - 89	Greater than
	Days	90 Days	Total
2011	Past Due	Past Due	Past Due
Commercial & industrial	$1,090	$128	$1,218
Commercial real estate	4,346	1,931	6,277
Residential
1-4 family	899	677	1,576
Home equity	32	1,070	1,102
Consumer
Personal LOC	—	—	—
Personal Term	8	—	8
DDA Overdraft Protection	1	11	12
Credit cards	78	9	87

Total	$6,454	$3,826	$10,280

Past due as a % of loans	0.68%	0.40%	1.08%

	30 - 89	Greater than
	Days	90 Days	Total
2010	Past Due	Past Due	Past Due
Commercial & industrial	$667	$1,501	$2,168
Commercial real estate	1,849	3,066	4,915
Residential
1-4 family	1,785	289	2,074
Home equity	1,024	430	1,454
Consumer
Personal LOC	850	106	956
Personal Term	14	—	14
DDA Overdraft Protection	—	—	—
Credit cards	39	5	44

Total	$6,228	$5,397	$11,625

Past due as a % of loans	0.69%	0.60%	1.29%

As of December 31, 2011 and 2010, nonaccrual loans that were 0-29 days past due totaled $14,418 and $4,360, respectively.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(Dollar amounts in thousands except share and per share data)

Troubled Debt Restructurings:

During 2011, the Corporation adopted new guidance for troubled debt restructuring as discussed in Note 2. As of December 31, 2011, the Corporation had $20,226 in outstanding balances and had allocated $4,160 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings. This was an increase of $20,168 from December 31, 2010, due to the adoption of new guidance for troubled debt restructurings. Of the total $20,226 in outstanding balances of troubled debt restructurings, $17,178 are non-accrual and have a specific reserve of $3,707 and those balances have been reported as such. As of December 31, 2010, the Corporation had $58 in outstanding balances and had allocated $0 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings. The Corporation has committed to lend an additional $2,695 and $0 to customers with outstanding loans that are classified as troubled debt restructurings as of December 31, 2011 and 2010, respectively.

During the period ending December 31, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 23.7 years to 30 years. Modifications involving an extension of the maturity date were for periods ranging from 4 months to 9 years.

The following table presents loans by class modified as troubled debt restructurings that occurred during the period ending December 31, 2011:

	September 30,	September 30,	September 30,
	Number	Pre-Modification	Post-Modification
	of	Outstanding Recorded	Outstanding Recorded
	Loans	Investment	Investment
Troubled Debt Restructurings:
Commercial & industrial	9	$6,360	$6,047
Commercial real estate	6	12,316	11,886
Residential
1-4 family	6	353	354
Home equity	3	2,112	1,939
Consumer
Personal LOC	—	—	—
Personal Term	—	—	—
DDA Overdraft Protection	—	—	—
Credit cards	—	—	—

Total	24	$21,141	$20,226

The troubled debt restructurings described above increased the allowance for loan losses by $1,255 and resulted in charge offs of $0 during the period ending December 31, 2011.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(Dollar amounts in thousands except share and per share data)

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the period ending December 31, 2011:

	September 30,	September 30,
	Number
	of
	Loans	Recorded Investment
Troubled Debt Restructurings that subsequently defaulted:
Commercial & industrial	2	$443
Commercial real estate	2	3,797
Residential
1-4 family	3	201
Home equity	—	—
Consumer
Personal LOC	—	—
Personal Term	—	—
DDA Overdraft Protection	—	—
Credit cards	—	—

Total	7	$4,441

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $7 and resulted in charge offs of $0 during the period ending December 31, 2011.

The terms of certain other loans were modified during the period ending December 31, 2011, that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of December 31, 2011, of $12,079. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.

Certain loans which were modified during the period ending December 31, 2011, and did not meet the definition of a troubled debt restructuring as the modification was a delay in a payment that was considered to be insignificant had a delay in payment of 1.5 to 6 months.

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

December 31, 2011 and 2010

(Dollar amounts in thousands except share and per share data)

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of December 31, and based on the most recent analysis performed, the risk rating of the loans by class of loan is as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Not		Special
2011	Rated	Pass	Mention	Substandard	Doubtful
Commercial & industrial	$—	$291,453	$3,566	$18,000	$—
Commercial real estate	—	307,170	11,622	26,997	—

Total	$—	$598,623	$15,188	$44,997	$—

	Not		Special
2010	Rated	Pass	Mention	Substandard	Doubtful
Commercial & industrial	$—	$265,528	$7,893	$14,122	$—
Commercial real estate	—	288,324	31,244	14,060	—

Total	$—	$553,852	$39,137	$28,182	$—

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. A loan is considered to be nonperforming when one or more of the following conditions exist: past due 90 days or greater, non accruing status, or troubled debt restructurings. The following table presents the recorded investment in residential and consumer loans based on payment activity at December 31:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Consumer				Residential
			DDA
	Personal	Personal	Overdraft
2011	LOC	Term	Protection	Credit cards	1-4 family	Home equity
Performing	$17,541	$9,223	$460	$4,949	$112,791	$145,340
Nonperforming	—	—	11	9	1,307	3,173

Total	$17,541	$9,223	$471	$4,958	$114,098	$148,513

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Consumer				Residential
			DDA
	Personal	Personal	Overdraft
2010	LOC	Term	Protection	Credit cards	1-4 family	Home equity
Performing	$14,158	$885	$620	$4,424	$109,360	$145,438
Nonperforming	106	—	—	5	766	3,399

Total	$14,264	$885	$620	$4,429	$110,126	$148,837

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(Dollar amounts in thousands except share and per share data)

NOTE 6 – OTHER REAL ESTATE OWNED

Activity in real estate owned was as follows:

	September 30,	September 30,	September 30,
	2011	2010	2009
Balance at beginning of period	$9,574	$8,432	$3,418
Additions	2,293	5,282	7,614
Write downs	(1,052)	(1,142)	(905)
Write ups	162	—	—
Sales	(3,402)	(2,998)	(1,695)

Balance at end of period	$7,575	$9,574	$8,432

Expenses related to real estate owned include:

	2011	2010	2009
Net gain on sales	$(981)	$(132)	$(60)
Net write downs	890	1,142	905
Operating expenses, net of rental income	853	466	417

	$762	$1,476	$1,262

Expenses related to real estate owned are included in non performing assets expenses. Other real estate rental income is included in rental income.

NOTE 7 – PREMISES AND EQUIPMENT

Premises and equipment consist of the following at December 31:

	September 30,	September 30,
	2011	2010
Land and improvements	$9,944	$8,893
Building and improvements	15,471	15,196
Construction in progress	1,084	—
Leasehold improvements	2,253	2,259
Furniture and equipment	13,997	14,764

	42,749	41,112
Less accumulated depreciation and amortization	(16,317)	(16,260)

Net premises and equipment	$26,432	$24,852

Certain Corporation facilities and equipment are leased under various operating leases. Rental expense under these leases was $414, $407, and $394 for 2011, 2010 and 2009, respectively.

Future minimum rental commitments under non-cancelable leases are:

September 30,
2012	$417
2013	422
2014	388
2015	284
2016	229
Thereafter	548

$2,288

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(Dollar amounts in thousands except share and per share data)

NOTE 8 – MORTGAGE SERVICING

Mortgage loans serviced for others are not reported as assets. The principal balances of these loans at year end are as follows:

	September 30,	September 30,
	2011	2010
Mortgage loan portfolios serviced for:
FNMA	$188,332	$166,327
Private	21,583	16,844
FHLBI	8,800	—

Balance at end of period	$218,715	$183,171

Custodial escrow balances maintained in connection with serviced loans were $876 and $725 at December 31, 2011 and 2010, respectively.

The following table includes activity for mortgage servicing rights:

	September 30,	September 30,	September 30,
	2011	2010	2009
Balance at beginning of period	$1,624	$1,459	$1,070
Plus additions	742	692	723
Fair value adjustments	(911)	(527)	(334)

Balance at end of period	$1,455	$1,624	$1,459

Mortgage servicing rights are carried at fair value at December 31, 2011 and 2010. Fair value at December 31, 2011, was determined using discount rates ranging from 10.5% to 15.0%, prepayment speeds ranging from 6.77% to 31.62%, depending on the stratification of the specific right, and a weighted average default rate of 0.35%. Fair value at December 31, 2010, was determined using discount rates ranging from 10.6% to 16.0%, prepayment speeds ranging from 6.39% to 23.08%, depending on the stratification of the specific right, and a weighted average default rate of 0.39%.

NOTE 9 – DEPOSITS

Time deposits of $100 thousand or more were $104,722 and $108,840 at December 31, 2011 and 2010, respectively.

Scheduled maturities of time deposits for the next five years are as follows:

September 30,
2012	$111,301
2013	21,279
2014	8,279
2015	2,662
2016	1,630
Thereafter	21,713

$166,864

NOTE 10 – OTHER BORROWINGS

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

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(Dollar amounts in thousands except share and per share data)

Information concerning the non-deposit product and securities sold under agreements to repurchase is summarized as follows:

	September 30,	September 30,	September 30,
	2011	2010	2009
Average daily balance during the year	$96,354	$84,048	$68,740
Average interest rate during the year	0.22%	0.34%	0.25%
Maximum month-end balance during the year	$114,959	$100,988	$85,248
Weighted average interest rate at year-end	0.16%	0.33%	0.27%

On June 29, 2007, the Bank entered into a Subordinated Debenture Purchase Agreement with U.S. Bank in the amount of $5,000, which will mature on June 28, 2017. Under the terms of the Subordinated Debenture Purchase Agreement, the Bank pays 3-month London Interbank Offered Rate (LIBOR) plus 1.20% which equated to 1.83% at December 31, 2011. Interest payments are due quarterly.

The Corporation entered into a $2,000 revolving line of credit with U.S. Bank which matured on August 31, 2011. On September 1, 2011, the Corporation renewed the revolving loan agreement which will mature on August 31, 2012. As part of the renewal of the revolving loan agreement, the revolving loan amount was reduced from $2,000 to $1,000. Under the terms of the revolving line of credit, the Corporation paid a prime plus 1.25% which equated to 4.50% at December 31, 2011. In addition, the Corporation paid a 0.25% fee on the unused portion of the revolving line of credit. As of December 31, 2011, the outstanding balance of the revolving line of credit was $0.

The Corporation also has a $3,000 one-year facility with U.S. Bank which matured August 31, 2011. The one-year term facility was renewed and will now mature on August 31, 2012. Under the terms of the one-year term facility, the Corporation pays prime plus 1.25% which equated to 4.50% at December 31, 2011. In addition to quarterly interest payments, the Corporation makes quarterly principal payments of $62.5. As of December 31, 2011, the outstanding balance of the term facility was $2,438.

All of the U.S. Bank agreements contain various financial and non-financial covenants. As of December 31, 2011, the Corporation was in compliance with all covenants.

NOTE 11 – JUNIOR SUBORDINATED DEBENTURES

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

The Corporation does not have the power to direct activities of the trust, therefore, the trust is not consolidated in the Corporation’s financial statements. The junior subordinated debt obligation issued to the Trust of $13,918 is reflected in the Corporation’s consolidated balance sheets at December 31, 2011 and 2010. The junior subordinated debentures owed to the Trust and held by the Corporation qualify as Tier 1 capital for the Corporation under Federal Reserve Board guidelines.

Interest payments made on the junior subordinated debentures are reported as a component of interest expense on long-term debt.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(Dollar amounts in thousands except share and per share data)

NOTE 12 – EQUITY-BASED COMPENSATION

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

A summary of the activity in the 1993 Stock Option Plan for the year ended December 31, 2011 follows:

	September 30,	September 30,	September 30,	September 30,
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at beginning of year	80,863	$27.98
Exercised	(45,300)	27.50

Outstanding at end of year	35,563	28.61	0.8	$532

Exercisable at end of year	35,563	$28.61	0.8	$532

Information related to the stock option plan during each year follows:

	September 30,	September 30,	September 30,

	2011	2010	2009
Intrinsic value of options exercised	$804	$208	$1,069
Cash received from option exercises	$1,246	$382	$1,145
Tax benefit realized from option exercises	$301	$70	$413

As of December 31, 2011, there was no unrecognized compensation cost. The recognized compensation cost related to this plan during 2011, 2010, and 2009 was $0, $0, and $7, respectively.

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

Information related to the restricted stock plan during each year follows:

	September 30,	September 30,	September 30,

	2011	2010	2009
Intrinsic value of shares vested	$—	$—	$51
Tax benefit realized from shares vested	$—	$—	$1

All restricted stock grants related to this plan vested during December 2009. As of December 31, 2011, there was no unrecognized compensation cost. The recognized compensation costs related to this plan during 2011, 2010, and 2009 was $0, $0, and $10, respectively.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

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

A summary of option activity in the 2005 Equity Incentive Plan for the year ended December 31, 2011 follows:

	September 30,	September 30,	September 30,	September 30,	September 30,
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at beginning of year	183,800	$43.84
Exercised	(5,600)	43.38
Forfeited	(1,300)	$43.38

Outstanding at end of year	176,900	$43.85	4.3		$50

Fully vested and expected to vest	176,900				$50

Exercisable at end of year	159,500	$43.38	4.2		$29

Information related to the stock option plan during each year follows:

	September 30,	September 30,	September 30,
	2011	2010	2009
Intrinsic value of options exercised	$7	$—	$—
Cash received from options exercised	243	—	—
Tax expense realized from option exercises	(37)	—	—
Weighted average fair value of options granted	$—	$—	$11.91

As of December 31, 2011, there was $65 of total unrecognized compensation costs related to nonvested options granted under the 2005 Equity Incentive Plan, which is expected to be recognized over the weighted-average period of one year. The compensation cost that was recognized during 2011, 2010, and 2009 was $252, $544, and $684, respectively.

The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: a dividend yield; volatility factor of the expected market price of the Corporation’s common stock; an expected life of the options of ten years; and the risk-free interest rate.

The following is a summary of the weighted-average assumptions used in the Black-Scholes pricing model:

	September 30,	September 30,	September 30,

Year	Dividend Yield	Volatility Factor	Risk-Free Rate
2011	—	—	—
2010	—	—	—
2009	—	13.42%	3.41%

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

December 31, 2011 and 2010

(Dollar amounts in thousands except share and per share data)

Restricted Stock Issued: The table presented below is a summary of the Corporation’s nonvested restricted stock awards under the 2005 plan and the changes during the year ended December 31, 2011:

	September 30,	September 30,
		Weighted Average
	Restricted Stock	Grant Date Fair Value
Nonvested restricted stock at beginning of year	239,675	$42.11
Granted	4,800	$43.27
Forfeited or expired	(10,175)	$41.34

Nonvested restricted stock at end of year	234,300	$42.16

The total fair value of the shares related to this plan that vested during 2011 was $0, $68 during 2010, and $0 during 2009. When granted, restricted stock grants are granted with a five-year cliff vest.

Information related to the restricted stock plan during each year follows:

	September 30,	September 30,	September 30,
	2011	2010	2009
Intrinsic value of shares vested	$—	$71	$—
Tax expense realized from shares vested	$—	$(2)	$—

As of December 31, 2011, there was $4,591 of total unrecognized compensation costs related to nonvested restricted stock awards granted under this plan which is expected to be recognized over the weighted-average period of 2.4 years. The recognized compensation costs related to this plan during 2011, 2010, and 2009 was $1,845, $1,482, and $1,052, respectively.

NOTE 13 – EMPLOYEE BENEFIT PROGRAM

The Corporation sponsors The National Bank of Indianapolis Corporation 401(k) Savings Plan (the 401(k) Plan) for the benefit of substantially all of the employees of the Corporation and its subsidiaries. All employees of the Corporation and its subsidiaries become participants in the 401(k) Plan after attaining age 18. The Corporation restated the plan on November 18, 2011, in its entirety to comply with the Internal Revenue Service required restatement, incorporating all prior amendments.

The 401(k) benefit plan allows employee contributions up to 50% of their compensation, where they are matched equal to 100% of the first 3% of the compensation withheld, then matched 50% of the next 2% of compensation withheld.

The Corporation expensed approximately $701, $596, and $584 for employee-matching contributions to the plan during 2011, 2010, and 2009, respectively. The Board of Directors of the Corporation may, in its discretion, make an additional matching contribution to the 401(k) Plan in such amount as the Board of Directors may determine. In addition, the Corporation may fund all, or any part of, its matching contributions with shares of its stock. The Corporation also may, in its discretion, make a profit-sharing contribution to the 401(k) Plan. No additional matching contributions or profit-sharing contributions have been made to the plan during 2011, 2010, or 2009.

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

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(Dollar amounts in thousands except share and per share data)

NOTE 14 – REGULATORY CAPITAL MATTERS

Dividends from the Bank to the Corporation may not exceed the net undivided profits of the Bank (included in consolidated retained earnings) for the current calendar year and the two previous calendar years without prior approval from the Office of the Comptroller of the Currency. In addition, Federal banking laws limit the amount of loans the Bank may make to the Corporation, subject to certain collateral requirements. No loans were made from the Bank to the Corporation during 2011 or 2010. The Bank declared and paid a $1,423 and $1,483 dividend to the Corporation during 2011 and 2010, respectively.

Banks and bank holding companies are subject to regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can initiate regulatory action. Management believes as of December 31, 2011, the Corporation and Bank meet all capital adequacy requirements to which it is subject.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of total qualifying capital to total adjusted assets (as defined).

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of December 31, 2011 and 2010, the most recent notification from the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios are presented below at year end.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,

					To Be Well Capitalized
			Required For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount		Ratio
2011
Total Capital to risk weighted assets
Consolidated	$117,906	11.5%	$82,001	8.0%			N/A
Bank	113,834	11.2%	81,618	8.0%		102,022	10.0%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	100,076	9.8%	41,001	4.0%			N/A
Bank	96,063	9.4%	40,809	4.0%		61,213	6.0%
Tier 1 (Core) Capital to average assets
Consolidated	100,076	6.7%	59,540	4.0%			N/A
Bank	96,063	6.5%	59,466	4.0%		74,332	5.0%

2010
Total Capital to risk weighted assets
Consolidated	$109,534	11.4%	$76,607	8.0%			N/A
Bank	106,660	11.2%	76,326	8.0%		95,407	10.0%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	92,525	9.7%	38,304	4.0%			N/A
Bank	89,694	9.4%	38,163	4.0%		57,244	6.0%
Tier 1 (Core) Capital to average assets
Consolidated	92,525	6.7%	55,407	4.0%			N/A
Bank	89,694	6.5%	55,415	4.0%		69,269	5.0%

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(Dollar amounts in thousands except share and per share data)

NOTE 15 – RELATED PARTIES

Certain directors, executive officers, and principal shareholders of the Corporation, including their families and companies in which they are principal owners, are loan customers of, and have other transactions with, the Corporation or its subsidiary in the ordinary course of business.

Loans to principal officers, directors, and their affiliates during 2011 were as follows:

September 30,
Beginning balance at January 1, 2011	$19,184
New loans	5,711
Draws on lines of credit	43,027
Effect of changes in composition of related parties	510
Repayments	(48,714)

Ending balance at December 31, 2011	$19,718

The amounts do not include loans made in the ordinary course of business to companies in which officers or directors of the Corporation are either officers or directors, but are not principal owners, of such companies.

Deposits from principal officers, directors, and their affiliates as of December 31, 2011 and 2010 were $5,992 and $6,347, respectively.

NOTE 16 – INCOME TAXES

The Corporation applies a federal income tax rate of 34% and a state tax rate of 8.5%, in the computation of tax expense or benefit. The provision for income taxes consisted of the following:

	September 30,	September 30,	September 30,
	2011	2010	2009
Current (benefit) expense
Federal	$736	$1,771	$(425)
State	634	611	20
Deferred benefit
Federal	(129)	(1,234)	(664)
State	(100)	(386)	(181)

Total income tax (benefit)	$1,141	$762	$(1,250)

The statutory rate reconciliation is as follows for the years ended December 31:

	September 30,	September 30,	September 30,
	2011	2010	2009
Income (loss) before federal and state income tax	$6,497	$4,548	$(1,138)

Tax expense (benefit) at federal statutory rate	$2,209	$1,546	$(387)
Increase (decrease) in taxes resulting from:
State income tax	332	148	(92)
Tax exempt interest	(1,280)	(937)	(716)
Bank owned life insurance	(115)	(133)	(139)
Community Reinvestment Act credit	(67)	—	—
Customer entertainment	85	95	92
Other	(23)	43	(8)

Total income tax (benefit)	$1,141	$762	$(1,250)

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(Dollar amounts in thousands except share and per share data)

The components of the Corporation’s net deferred tax assets in the consolidated balance sheets as of December 31 are as follows:

	September 30,	September 30,
	2011	2010
Deferred tax assets:
Allowance for loan losses	$5,586	$5,919
Equity based compensation	3,371	2,594
Other real estate owned	888	645
Accrued contingencies	—	391
Other	599	786

Total deferred tax assets	10,444	10,335
Deferred tax liabilities:
Net unrealized gain on securities	(2,338)	(211)
Mortgage servicing rights	(571)	(635)
Depreciation	(443)	(258)
Other	(450)	(691)

Total deferred tax liabilities	(3,802)	(1,795)

Net deferred tax assets	$6,642	$8,540

Unrecognized Tax Benefits: The Corporation had no unrecognized tax benefits as of January 1, 2011, and did not recognize any increase in unrecognized benefits during 2011 relative to any tax positions taken in 2011. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Corporation’s policy to record such accruals in its income tax expense; no such accruals exist as of December 31, 2011 and 2010. The Corporation and its subsidiary file a consolidated U.S. federal and Indiana income tax return, which is subject to examination for all years after 2007.

Valuation Allowance on Deferred Tax Assets: In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the existence of sufficient taxable income of the appropriate character within any available carryback period or generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, and the implementation of various tax planning strategies, if necessary, management believes it is more likely than not the Corporation will realize the benefits of these deductible differences as of December 31, 2011 and 2010, and accordingly no valuation allowance has been provided.

The Corporation is subject to U.S. federal income tax, as well as state income tax in the state of Indiana and various other states. In July 2011, the Corporation was notified by the Indiana Department of Revenue that it had been selected for audit for the years 2008, 2009, and 2010. The audit results have not been finalized as of December 31, 2011. Management does not expect any adjustments to result in a material change to its financial position. The Corporation is no longer subject to income tax examinations for tax years before 2008.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

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

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(Dollar amounts in thousands except share and per share data)

The contractual amount of financial instruments with off-balance sheet risk was as follows:

	September 30,	September 30,

	2011	2010
Committed, not funded, commercial loans	$2,500	$6,500
Committed, not funded, residential loans	17,753	18,037
Unused commercial credit lines	232,578	222,387
Unused revolving home equity and credit card lines	119,459	107,712
Standby letters of credit	9,066	7,712
Demand deposit account lines of credit	2,583	2,596

	$383,939	$364,944

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

A reserve for unfunded standby letters of credit and commercial credit lines in the amount of $147 was established as of December 31, 2011, for two commercial relationships that are currently classified as impaired loans.

Other than routine litigation incidental to business and based on the information presently available, the Corporation believes that the total amounts, if any, that will ultimately be paid arising from these claims and legal actions are reflected in the consolidated results of operations and financial position.

NOTE 18 – FAIR VALUE

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

The Corporation used the following methods and significant assumptions to estimate the fair value of each type of asset or liability carried at fair value:

The fair value of available for sale securities is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on securities’ relationship to other benchmark quoted securities (Level 2 inputs).

The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

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

The fair value of other real estate owned is measured at fair value, less cost to sell. Fair values are based on recent real estate appraisals. These appraisals may use a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30,	September 30,	September 30,	September 30,
		Fair Value Measurements Using:
		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
2011
Assets:
Available-for-sale securities:
U.S. Treasury securities	$500	$500	$—	$—
U.S. Government agencies	71,266	—	71,266	—
Municipal securities	68,718	—	68,718	—
Mortgage servicing rights	1,455	—	1,455	—

2010
Assets:
Available-for-sale securities:
U.S. Treasury securities	$8,700	$8,700	$—	$—
U.S. Government agencies	66,977	—	66,977	—
Mortgage servicing rights	1,624	—	1,624	—

A detailed breakdown of the fair value for the available-for-sale investment securities is provided in the Investment Securities note.

There were no significant transfers between Level 1 and Level 2 during 2011.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(Dollar amounts in thousands except share and per share data)

	September 30,	September 30,	September 30,	September 30,
Assets and Liabilities Measured on a Non-Recurring Basis Assets and liabilities measured at fair value on a non-recurring basis are summarized below:
		Fair Value Measurements Using:
		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
2011
Assets:
Impaired loans
Commercial
Commercial & industrial	$2,987	$—	$—	$2,987
Commercial real estate	6,208	—	—	6,208
Construction	2,783	—	—	2,783
Residential
1-4 family	104	—	—	104
Home equity	1,266	—	—	1,266
Other real estate
Commercial
Commercial real estate	3,547	—	—	3,547
Residential
1-4 family	115	—	—	115

2010
Assets:
Impaired loans
Commercial
Commercial & industrial	$262	$—	$—	$262
Residential
1-4 family	36	—	—	36
Home equity	1,988	—	—	1,988
Other real estate
Commercial
Commercial real estate	4,826	—	—	4,826
Residential
1-4 family	97	—	—	97

The following represent impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $17,234, with a valuation allowance of $3,886, at December 31, 2011. This resulted in an additional provision for loan losses of $3,862 for the year ending December 31, 2011. At December 31, 2010, impaired loans had a carrying amount of $3,873, with a valuation allowance of $1,587. This resulted in an additional provision for loan losses of $1,428 for the year ending December 31, 2010.

Other real estate owned measured at fair value less costs to sell subsequent to being transferred to other real estate, had a net carrying amount of $3,662, which is made up of the outstanding balance of $5,719, net of a valuation allowance of $2,057 at December 31, 2011. At December 31, 2010, other real estate owned measured at fair value less costs to sell subsequent to being transferred to other real estate, had a net carrying amount of $4,923, which is made up of the outstanding balance of $6,496, net of a valuation allowance of $1,573. There was a charge to earnings through non performing asset expense of $890 and $1,142 for 2011 and 2010, respectively.

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(Dollar amounts in thousands except share and per share data)

	September 30,	September 30,	September 30,	September 30,
The estimated fair value of the Corporation’s financial instruments at December 31, are as follows:
	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets
Cash and due from banks	$192,424	$192,424	$276,409	$276,409
Federal funds sold	2,911	2,911	16,109	16,109
Reverse repurchase agreements	1,000	1,000	1,000	1,000
Investment securities available-for-sale	140,484	140,484	75,677	75,677
Investment securities held-to-maturity	113,799	115,003	114,676	117,302
Loans held for sale	—	—	1,424	1,424
Net loans	939,370	948,559	885,198	893,665
Federal Reserve and FHLB stock	2,990	N/A	3,065	N/A
Accrued interest receivable	4,403	4,403	4,216	4,216

Liabilities
Deposits	1,242,819	1,244,367	1,238,840	1,238,175
Repurchase agreements and other secured short-term borrowings	95,585	95,596	93,523	93,554
Short-term debt	2,438	2,438	2,688	2,688
Subordinated debt	5,000	5,000	5,000	5,000
Junior subordinated debt	13,918	10,389	13,918	10,245
Accrued interest payable	1,416	1,416	1,498	1,498

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

NOTE 19 – EARNINGS PER SHARE

A computation of earnings per share follows:

	September 30,	September 30,	September 30,
	2011	2010	2009

Basic average shares outstanding	2,326,197	2,313,570	2,301,502

Net income	$5,356	$3,786	$112

Basic net income per common share	$2.30	$1.64	$0.05

Diluted
Average shares outstanding	2,326,197	2,313,570	2,301,502
Nonvested restricted stock	103,456	47,959	19,289
Net effect of the assumed exercise of stock options	16,566	20,662	28,313

Diluted average shares	2,446,219	2,382,191	2,349,104

Net income	$5,356	$3,786	$112

Diluted net income per common share	$2.19	$1.59	$0.05

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(Dollar amounts in thousands except share and per share data)

As of December 31, 2011, 2010, and 2009, options to purchase 171,300, 183,800, and 192,200 shares respectively, and 0, 108,300, and 6,076 restricted shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

NOTE 20 – PARENT COMPANY FINANCIAL STATEMENTS

The condensed financial statements of the Corporation, prepared on a parent company unconsolidated basis, are as follows:

Balance Sheets

	September 30,	September 30,
	December 31,
	2011	2010
Assets
Cash	$2,709	$2,996
Investment in subsidiary	99,772	90,178
Other assets	4,985	3,751

Total assets	$107,466	$96,925

Liabilities and shareholders’ equity
Other liabilities	$991	$962
Short term debt	2,438	2,688
Junior subordinated debentures owed to unconsolidated subsidiary trust	13,918	13,918

Total liabilities	17,347	17,568

Shareholders’ equity	90,119	79,357

Total liabilities and shareholders’ equity	$107,466	$96,925

Statements of Income

	September 30,	September 30,	September 30,
	Years ended December 31,
	2011	2010	2009
Interest income	$8	$14	$7
Interest expense	1,598	1,658	1,596

Net interest expense	(1,590)	(1,644)	(1,589)

Other income	44	44	44
Dividend income from subsidiary	1,423	1,483	1,385
Other operating expenses:
Deferred compensation	2,097	2,026	1,753
Other expenses	352	338	304

Total other operating expenses	2,449	2,364	2,057

Net loss before tax benefit and equity in undistributed net income of subsidiary	(2,572)	(2,481)	(2,217)
Tax benefit	1,576	1,551	1,406

Net loss before equity in undistributed net income of subsidiary	(996)	(930)	(811)

Equity in undistributed net income of subsidiary	6,352	4,716	923

Net income	$5,356	$3,786	$112

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(Dollar amounts in thousands except share and per share data)

Statements of Cash Flows

	September 30,	September 30,	September 30,
	Year ended December 31,
	2011	2010	2009
Operating activities
Net income	$5,356	$3,786	$112
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income of subsidiary	(6,352)	(4,716)	(923)
Stock compensation	132	120	100
Excess tax benefit from deferred compensation	(264)	(68)	(414)
Compensation expense related to restricted stock and options	2,097	2,026	1,753
Increase in deferred income taxes	(777)	(753)	(648)
(Increase) decrease in other assets	(457)	4	(79)
Increase in other liabilities	293	4	641

Net cash provided by operating activities	28	403	542

Investing activities
Net cash used by investing activities	—	—	—

Financing activities
Proceeds from issuance of stock	1,489	608	1,144
Repurchase of stock	(1,818)	(607)	(1,865)
Net change in short term debt	(250)	(1,450)	(62)
Income tax benefit from deferred compensation	264	68	414

Net cash used by financing activities	(315)	(1,381)	(369)

Increase (decrease) in cash and cash equivalents	(287)	(978)	173
Cash and cash equivalents at beginning of year	2,996	3,974	3,801

Cash and cash equivalents at end of year	$2,709	$2,996	$3,974

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(Dollar amounts in thousands except share and per share data)

NOTE 21 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31:

	September 30,	September 30,	September 30,	September 30,

2011	March 31	June 30	September 30	December 31
Interest income	$11,944	$12,066	$11,948	$11,951
Interest expense	2,007	1,904	1,751	1,612

Net interest income	9,937	10,162	10,197	10,339

Provision for loan losses	1,689	989	(371)	1,517
Other operating income	3,274	3,466	3,699	4,082
Other operating expense	9,443	11,459	12,436	11,497

Net income before tax	2,079	1,180	1,831	1,407
Federal and state income tax	462	142	390	147

Net income after tax	$1,617	$1,038	$1,441	$1,260

Basic earnings per share	$0.70	$0.45	$0.62	$0.54
Diluted earnings per share	$0.67	$0.43	$0.58	$0.51

2010	March 31	June 30	September 30	December 31
Interest income	$11,615	$11,686	$11,898	$11,931
Interest expense	2,394	2,316	2,252	2,067

Net interest income	9,221	9,370	9,646	9,864

Provision for loan losses	1,235	1,234	1,875	(65)
Other operating income	2,933	3,307	4,208	3,800
Other operating expense	10,222	10,464	11,137	11,699

Net income before tax	697	979	842	2,030
Federal and state income tax	75	143	86	458

Net income after tax	$622	$836	$756	$1,572

Basic earnings per share	$0.27	$0.36	$0.33	$0.68
Diluted earnings per share	$0.26	$0.35	$0.32	$0.66

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

See report on page 51.

Attestation Report of the Independent Registered Public Accounting Firm.

See report on page 52.

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

Item 9B. Other Information

Not Applicable.

PART III

Items 10. 11, 12, 13 and 14

In accordance with the provisions of General Instruction G to Form 10-K, the information required for the required disclosures under Items 10, 11, 12, 13 and 14 are not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2011 fiscal year, which Proxy Statement will contain such information. The information required by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to such Proxy Statement.

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

3.02	Bylaws of the Corporation, filed as Exhibit 3(ii) to the Corporation’s Form 8-K filed July 30, 2011, are incorporated by reference

10.01*	1993 Key Employees’ Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(a) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

10.02*	1993 Directors’ Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(b) to the Corporation’s Form 10-Q as of June 30, 2001 is incorporated by reference

10.03*	1993 Restricted Stock Plan of the Corporation, as amended, filed as Exhibit 10(c) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

10.04*	Form of agreement under the 1993 Key Employees Stock Option Plan, filed as Exhibit 10(d) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

10.05*	Form of agreement under the 1993 Restricted Stock Plan, filed as Exhibit 10(e) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

10.06	Schedule of Directors Compensation Arrangements

10.07*

Schedule of Named Executive Officers Compensation Arrangements, filed as Exhibit 10.07 to the Corporation’s Form 8-K dated May 18, 2006 is incorporated by reference, as amended by the Corporation’s Form 8-K filed January 25, 2012

10.08*	The Amended and Restated National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10.01 to the Corporation’s Form 8-K filed June 23, 2010 is incorporated by reference

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

21	Subsidiaries of The National Bank of Indianapolis Corporation

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350

101.

The following material from The National Bank of Indianapolis Corporation’s Form 10-K Report for the annual period ended December 31, 2011, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity, and (v) the Notes to Consolidated Financial Statements.**

*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

**	Furnished, not filed, for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	The National Bank of Indianapolis Corporation

By (Signature and Title)	/S/ Morris L. Maurer	March 9, 2012
	Morris L. Maurer, President (Principal Executive Officer)	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title)	/S/ Morris L. Maurer	March 9, 2012
	Morris L. Maurer, President (Principal Executive Officer)	Date

By (Signature and Title)	/S/ Debra L. Ross	March 9, 2012
	Debra L. Ross, Executive Vice President (Principal Financial and Accounting Officer)	Date

By (Signature and Title)	/S/ Michael S. Maurer	March 9, 2012
	Michael S. Maurer, Chairman of the Board	Date

By (Signature and Title)	/S/ Kathryn G. Betley	March 9, 2012
	Kathryn G. Betley, Director	Date

By (Signature and Title)	/S/ Nathan Feltman	March 9, 2012
	Nathan Feltman, Director	Date

By (Signature and Title)	/S/ David R. Frick	March 9, 2012
	David R. Frick, Director	Date

By (Signature and Title)	/S/ Andre B. Lacy	March 9, 2012
	Andre B. Lacy, Director	Date

By (Signature and Title)	/S/ William S. Oesterle	March 9, 2012
	William S. Oesterle, Director	Date

By (Signature and Title)	/S/ John T. Thompson	March 9, 2012
	John T. Thompson, Director	Date

EXHIBIT INDEX

3.01

Articles of Incorporation of the Corporation, filed as Exhibit 3(i) to the Corporation’s Form 10-QSB as of September 30, 1995 are incorporated by reference and Articles of Amendment filed as Exhibit 3(i) to the Form 10-K for the fiscal year ended December 31, 2001

3.02	Bylaws of the Corporation, filed as Exhibit 3(ii) to the Corporation’s Form 8-K filed July 30, 2011, are incorporated by reference

10.01*	1993 Key Employees’ Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(a) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

10.02*	1993 Directors’ Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(b) to the Corporation’s Form 10-Q as of June 30, 2001 is incorporated by reference

10.03*	1993 Restricted Stock Plan of the Corporation, as amended, filed as Exhibit 10(c) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

10.04*	Form of agreement under the 1993 Key Employees Stock Option Plan, filed as Exhibit 10(d) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

10.05*	Form of agreement under the 1993 Restricted Stock Plan, filed as Exhibit 10(e) to the Form 10-K for the fiscal year ended December 31, 2004 is incorporated by reference

10.06	Schedule of Directors Compensation Arrangements

10.07*

Schedule of Named Executive Officers Compensation Arrangements, filed as Exhibit 10.07 to the Corporation’s Form 8-K dated May 18, 2006 is incorporated by reference, as amended by the Corporation’s Form 8-K filed January 25, 2012

10.08*	The Amended and Restated National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10.01 to the Corporation’s Form 8-K filed June 23, 2010 is incorporated by reference

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

21	Subsidiaries of The National Bank of Indianapolis Corporation

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350

101.

The following material from The National Bank of Indianapolis Corporation’s Form 10-K Report for the annual period ended December 31, 2011, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity, and (v) the Notes to Consolidated Financial Statements.**

*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

**	Furnished, not filed, for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.