Form 10-Q
period 2012-03-31
NATIONAL BANK OF INDIANAPOLIS CORP
filed 2012-05-04
CIK 912382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-21671

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION

(Exact name of registrant as specified in its charter)

Indiana	35-1887991
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

107 North Pennsylvania Street Indianapolis, Indiana	46204
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at May 4, 2012
Common Stock, no par value per share	2,327,887

The National Bank of Indianapolis Corporation

Report on Form 10-Q

for Quarter Ended

March 31, 2012

Part I—Financial Information

Item 1. Financial Statements

The National Bank of Indianapolis Corporation

Consolidated Balance Sheets

(Unaudited, Dollars in thousands except share data)

	March 31, 2012	December 31, 2011
Assets
Cash and cash equivalents
Cash and due from banks	$25,927	$33,134
Interest bearing due from banks	208,123	159,290
Reverse repurchase agreements	1,000	1,000
Federal funds sold	5,877	2,911

Total cash and cash equivalents	240,927	196,335
Investment securities
Available-for-sale securities	146,242	140,484
Held-to-maturity securities (Fair value of $105,070 at March 31, 2012 and $115,003 at December 31, 2011)	103,636	113,799

Total investment securities	249,878	254,283
Loans held for sale	1,725	—
Loans	975,780	953,612
Less: Allowance for loan losses	(13,440)	(14,242)

Net loans	962,340	939,370
Bank owned life insurance	20,370	12,278
Other real estate owned	7,846	7,575
Premises and equipment	27,209	26,432
Deferred tax asset	6,870	6,642
Federal Reserve and FHLB stock at cost	2,990	2,990
Accrued interest	4,715	4,403
Other assets	8,562	9,288

Total assets	$1,533,432	$1,459,596

Liabilities and shareholders’ equity
Deposits:
Noninterest-bearing demand deposits	$316,370	$258,874
Money market and savings deposits	857,898	817,081
Time deposits	163,598	166,864

Total deposits	1,337,866	1,242,819
Repurchase agreements and other secured short term borrowings	76,036	95,585
Short term debt	2,375	2,438
Subordinated debt	5,000	5,000
Junior subordinated debentures owed to unconsolidated subsidiary trust	13,918	13,918
Other liabilities	6,464	9,717

Total liabilities	1,441,659	1,369,477
Shareholders’ equity:
Preferred stock, no par value—authorized 5,000,000 shares	$—	$—
Common stock, no par value—authorized 15,000,000 shares issued 2,924,558 shares at March 31, 2012 and 2,920,458 shares at December 31, 2011	37,279	37,028
Treasury stock, at cost; 597,474 shares at March 31, 2012 and 590,074 shares at December 31, 2011	(23,120)	(22,771)
Additional paid in capital	15,482	15,089
Retained earnings	58,950	57,209
Accumulated other comprehensive income	3,182	3,564

Total shareholders’ equity	91,773	90,119

Total liabilities and shareholders’ equity	$1,533,432	$1,459,596

See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation

Consolidated Statements of Income and Comprehensive Income

(Unaudited, Dollars in thousands except per share data)

	Three months ended March 31,
	2012	2011
Interest income:
Interest and fees on loans	$10,474	$10,571
Interest on investment securities taxable	684	706
Interest on investment securities nontaxable	580	524
Interest on federal funds sold	8	11
Interest on due from banks	110	132

Total interest income	11,856	11,944
Interest expense:
Interest on deposits	1,034	1,516
Interest on other short term borrowings	36	72
Interest on short term debt	28	31
Interest on long term debt	392	388

Total interest expense	1,490	2,007

Net interest income	10,366	9,937
Provision for loan losses	908	1,689

Net interest income after provision for loan losses	9,458	8,248
Other operating income:
Wealth management fees	1,378	1,380
Service charges and fees on deposit accounts	771	747
Rental income	211	219
Mortgage banking income	836	219
Interchange income	375	340
Net loss on sale of securities	(13)	—
Other	544	369

Total other operating income	4,102	3,274
Other operating expenses:
Salaries, wages and employee benefits	6,650	6,427
Occupancy	617	644
Furniture and equipment	309	299
Professional services	527	513
Data processing	854	793
Business development	470	428
FDIC Insurance	320	539
Non performing assets	508	261
Other	1,038	(461)

Total other operating expenses	11,293	9,443

Income before tax	2,267	2,079
Federal and state income tax	526	462

Net income	$1,741	$1,617

Basic earnings per share	$0.75	$0.70

Diluted earnings per share	$0.70	$0.67

The National Bank of Indianapolis Corporation

Consolidated Statements of Income and Comprehensive Income (Continued)

(Unaudited, Dollars in thousands except per share data)

	Three months ended March 31,
	2012	2011
Net income	$1,741	$1,617
Other comprehensive income:
Change in securities available for sale:
Net unrealized gain during the period	(632)	(81)
Tax effect	250	32

Total other comprehensive loss	(382)	(49)

Comprehensive income	$1,359	$1,568

See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation

Consolidated Statements of Cash Flows

(Unaudited, Dollars in thousands)

	Three months ended March 31,
	2012	2011
Operating Activities
Net Income	$1,741	$1,617
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	908	1,689
Proceeds from sale of residential mortgage loans	20,059	15,354
Origination of loans held for sale	(20,059)	(12,506)
Depreciation and amortization	398	383
Fair value adjustment on mortgage servicing rights	42	33
Loss on sales of investment securities	13	—
Gain on sale of loans	(741)	(136)
Net (gain) loss on sales and writedowns of other real estate and repossessions	104	(105)
Net (increase) decrease in deferred income taxes	23	(32)
Change in bank owned life insurance	(92)	(87)
Income tax effect from deferred stock compensation	22	(3)
Net accretion of discounts and amortization of premiums on investments	701	478
Compensation expense related to restricted stock and options	488	608
Changes in assets and liabilities:
Accrued interest receivable	(312)	(533)
Other assets	682	92
Other liabilities	(3,275)	718

Net cash provided (used) by operating activities	702	7,570
Investing Activities
Proceeds from maturities of investment securities held to maturity	9,789	13,155
Proceeds from maturities of investment securities available for sale	22,225	10,202
Proceeds from sales of investment securities available for sale	450	—
Purchases of investment securities held to maturity	—	(50,684)
Purchases of investment securities available for sale	(29,404)	(15,900)
Purchase of bank owned life insurance	(8,000)	—
Net increase in loans	(26,979)	(29,195)
Proceeds from sale of loans	1,415	3,401
Proceeds from sales of other real estate and repossessions	327	358
Purchases of bank premises and equipment	(1,175)	(236)

Net cash used by investing activities	(31,352)	(68,899)
Financing Activities
Net increase in deposits	95,047	24,514
Net increase (decrease) in short term borrowings	(19,549)	2,388
Net change in revolving line of credit	(63)	(63)
Income tax effect from deferred stock compensation	(22)	3
Proceeds from issuance of stock	178	23
Repurchase of stock	(349)	(33)

Net cash provided by financing activities	75,242	26,832

Increase (decrease) in cash and cash equivalents	44,592	(34,497)
Cash and cash equivalents at beginning of year	196,335	293,518

Cash and cash equivalents at end of year	$240,927	$259,021

Supplemental cash flow information
Interest paid	$1,932	$2,409
Income taxes paid	23	—
Supplemental non cash disclosure
Loan balances transferred to foreclosed real estate	702	88
Loan balances transferred to loans held for sale	1,415	4,825

See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation

Consolidated Statement of Shareholders’ Equity

(Unaudited, Dollars in thousands except share data)

	Common Stock	Treasury Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	TOTAL
Balance at January 1, 2011	$35,269	$(20,953)	$12,866	$51,853	$322	$79,357
Net income	—	—	—	1,617	—	1,617
Net loss on available-for-sale securities	—	—	—	—	(49)	(49)
Income tax effect from deferred stock compensation	—	—	3	—	—	3
Issuance of stock 800 shares of common stock under stock-based compensation plans	25	—	(2)	—	—	23
Repurchase of stock 800 shares of common stock	—	(33)	—	—	—	(33)
Stock based compensation earned	—	—	608	—	—	608

Balance at March 31, 2011	$35,294	$(20,986)	$13,475	$53,470	$273	$81,526

Balance at January 1, 2012	$37,028	$(22,771)	$15,089	$57,209	$3,564	$90,119
Net income	—	—	—	1,741	—	1,741
Net loss on available-for-sale securities	—	—	—	—	(382)	(382)
Income tax effect from deferred stock compensation	—	—	(22)	—	—	(22)
Issuance of 4,100 shares of common stock under stock-based compensation plans	251	—	(73)	—	—	178
Repurchase of 7,400 shares of common stock	—	(349)	—	—	—	(349)
Stock based compensation earned	—	—	488	—	—	488

Balance at March 31, 2012	$37,279	$(23,120)	$15,482	$58,950	$3,182	$91,773

See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation

Notes to Consolidated Financial Statements

($ in thousands, except share and per share data)

Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of The National Bank of Indianapolis Corporation (“Corporation”) and its wholly-owned subsidiary, The National Bank of Indianapolis (“Bank”). All intercompany transactions between the Corporation and its subsidiary have been properly eliminated. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s Form 10-K for the year ended December 31, 2011.

Note 2: Investment Securities

The following is a summary of available-for-sale and held-to-maturity securities:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value
March 31, 2012
Available-for-sale
U.S. Treasury securities	$500	$—	$—	$500
U.S. Government agencies	77,852	241	(87)	78,006
Municipal securities	62,620	5,116	—	67,736

Total available-for-sale	$140,972	$5,357	$(87)	$146,242

	Amortized Cost	Gross Unrecognized Gain	Gross Unrecognized (Loss)	Estimated Fair Value
Held-to-maturity
Collateralized mortgage obligations, residential	$102,827	$1,501	$(79)	$104,249
Mortgage backed securities, residential	684	12	—	696
Other securities	125	—	—	125

Total Held-to-maturity	$103,636	$1,513	$(79)	$105,070

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value
December 31, 2011
Available-for-sale
U.S. Treasury securities	$500	$—	$—	$500
U.S. Government agencies	70,967	334	(35)	71,266
Municipal securities	63,115	5,603	—	68,718

Total available-for-sale	$134,582	$5,937	$(35)	$140,484

	Amortized Cost	Gross Unrecognized Gain	Gross Unrecognized (Loss)	Estimated Fair Value
Held-to-maturity
Collateralized mortgage obligations, residential	$112,842	$1,308	$(119)	$114,031
Mortgage backed securities, residential	832	15	—	847
Other securities	125	—	—	125

Total Held-to-maturity	$113,799	$1,323	$(119)	$115,003

Notes to Consolidated Financial Statements

($ in thousands, except share and per share data)

During the three month period ending March 31, 2012, the Corporation sold one available-for-sale municipal security with a net carrying amount of $463 resulting in a loss of $13. The municipality had been downgraded and appeared to have increased credit risk. There were no sales of securities during the three month period ending March 31, 2011.

The fair value of debt securities and carrying amount, if different, at March 31, 2012, by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	March 31, 2012
	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$25,801	$25,985
Due from one to five years	70,236	71,518
Due from five to ten years	31,435	34,038
Due after ten years	13,500	14,701

Total	$140,972	$146,242

Held-to-maturity
Due in one year or less	$25	$25
Due from one to five years	100	100
CMO/Mortgage-backed, residential	103,511	104,945

Total	$103,636	$105,070

Investment securities with a carrying value of approximately $77,000 and $97,000 were pledged as collateral for Wealth Management accounts and securities sold under agreements to repurchase at March 31, 2012, and December 31, 2011, respectively.

Securities with unrealized losses at March 31, 2012, and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
March 31, 2012
Available-for-sale
U.S. Government agencies	$42,254	$(87)	$—	$—	$42,254	$(87)

Total available-for-sale	$42,254	$(87)	$—	$—	$42,254	$(87)

Held-to-maturity
Collateralized mortgage obligations, residential	$4,957	$(51)	$4,133	$(28)	$9,090	$(79)

Total Held-to-maturity	$4,957	$(51)	$4,133	$(28)	$9,090	$(79)

December 31, 2011
Available-for-sale
U.S. Government agencies	$12,990	$(35)	$—	$—	$12,990	$(35)

Total available-for-sale	$12,990	$(35)	$—	$—	$12,990	$(35)

Held-to-maturity
Collateralized mortgage obligations, residential	$19,208	$(119)	$—	$—	$19,208	$(119)

Total Held-to-maturity	$19,208	$(119)	$—	$—	$19,208	$(119)

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

As of March 31, 2012, the Corporation held nine investments of which the amortized cost was greater than fair value. The Corporation has no securities in which OTTI has been recorded.

The unrealized losses for investments classified as available-for-sale are attributable to changes in interest rates and/or economic environment and individually were 0.33% or less of their respective amortized costs. The largest unrealized loss related to a Federal Farm Credit Bank Agency that was purchased in January 2012. Given this investment is backed by the U.S. Government and its agencies; there is minimal credit risk at this time.

Although there were no unrealized losses on the municipals at March 31, 2012, the credit rating of the individual municipalities was assessed. As of March 31, 2012, all but two of the municipal debt securities were rated BBB or better (as a result of insurance of the underlying rating on the bond). The two municipal debt securities have no underlying rating. Credit reviews of the municipalities have been conducted. As a result, management has determined that all of the non-rated debt securities would be rated a “pass” asset and thus classified as an investment grade security. All interest payments are current for all municipal securities and management expects all to be collected in accordance with contractual terms.

The unrealized losses for investments classified as held-to-maturity are attributable to changes in interest rates and/or economic environment and individually were 1.05% or less of their respective amortized costs. The unrealized losses relate primarily to residential collateralized mortgage obligations. The residential collateralized mortgage obligations were purchased between October 2010 and August 2011. There has been a decrease in long-term interest rates from the time of the investment purchase and March 31, 2012, which affects the fair value of residential collateralized mortgage obligations and prepayment speeds. All residential collateralized mortgage obligations are backed by the U.S. Government and its agencies and represent minimal credit risk at this time.

Note 3: Loans and Allowance for Loan Losses

Loans, which are principally to borrowers in central Indiana, including unamortized deferred costs net of fees, consist of the following:

	March 31, 2012	December 31, 2011
Residential loans secured by real estate	$268,501	$262,092
Commercial loans secured by real estate	304,886	301,425
Construction loans	51,570	44,603
Other commercial and industrial loans	321,331	312,766
Consumer loans	28,985	32,166

Total loans	975,273	953,052
Net deferred loan costs	507	560
Allowance for loan losses	(13,440)	(14,242)

Total loans, net	$962,340	$939,370

Notes to Consolidated Financial Statements

($ in thousands, except share and per share data)

The Corporation periodically sells residential mortgage loans it originates based on the overall loan demand of the Corporation and outstanding balances of the residential mortgage portfolio.

As of March 31, 2012, and December 31, 2011, there was $90,011 and $81,838, of 1-4 family residential mortgage loans, respectively, pledged as collateral for FHLB advances. There were no borrowings at March 31, 2012, and December 31, 2011.

There was an aggregate of $249,148 and $236,993 of commercial loans, commercial real estate, and construction loans pledged as collateral at the Federal Reserve Bank Discount Window at March 31, 2012, and December 31, 2011, respectively. There were no borrowings at March 31, 2012, and December 31, 2011.

The following table presents the activity in the allowance for loan losses by portfolio segment:

	Three months ended March 31, 2012
	Commercial & industrial	Commercial real estate	Residential	Consumer	Unallocated	Total
Beginning balance	$5,377	$6,279	$1,644	$228	$714	$14,242
Loan charge offs	(1,424)	(29)	(321)	(15)	—	(1,789)
Recoveries	12	—	54	13	—	79
Provision	(267)	517	673	23	(38)	908

Ending balance	$3,698	$6,767	$2,050	$249	$676	$13,440

	Three months ended March 31, 2011
	Commercial & industrial	Commercial real estate	Residential	Consumer	Unallocated	Total
Beginning balance	$3,870	$7,845	$2,400	$200	$819	$15,134
Loan charge offs	(402)	(409)	(122)	(7)	—	(940)
Recoveries	113	36	8	2	—	159
Provision	192	2,023	128	148	(802)	1,689

Ending balance	$3,773	$9,495	$2,414	$343	$17	$16,042

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

	March 31, 2012
	Commercial & industrial	Commercial real estate	Residential	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$544	$1,286	$752	$11		$—	$2,593
Collectively evaluated for impairment	3,154	5,481	1,298	238		676	10,847
Total ending allowance balance	$3,698	$6,767	$2,050	$249		$676	$13,440

Allowance as a % of loans	1.15%	1.90%	0.76%	0.86%		N/A	1.38%

Loans:
Loans individually evaluated for impairment	$4,159	17,423	$3,998	$11		N/A	$25,591
Loans collectively evaluated for impairment	317,433	338,721	265,033	29,002		N/A	950,189
Accrued interest receivable	823	881	1,250	57		N/A	3,011

Total recorded investment	$322,415	$357,025	$270,281	$29,070	$	N/A	$978,791

Notes to Consolidated Financial Statements

($ in thousands, except share and per share data)

	December 31, 2011
	Commercial & industrial	Commercial real estate	Residential	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,702	897	$720	$20		$—	$4,339
Collectively evaluated for impairment	2,675	5,382	924	208		714	9,903

Total ending allowance balance	$5,377	$6,279	$1,644	$228		$714	$14,242

Allowance as a % of loans	1.72%	1.82%	0.63%	0.71%		N/A	1.49%
Loans:
Loans individually evaluated for impairment	$7,872	14,409	$4,480	$20		N/A	$26,781
Loans collectively evaluated for impairment	305,147	331,380	258,131	32,173		N/A	926,831
Accrued interest receivable	877	885	1,296	80		N/A	3,138

Total recorded investment	$313,896	$346,674	$263,907	$32,273	$	N/A	$956,750

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

Loans are considered to be impaired when it is determined that the obligor will not pay all contractual principal and interest when due. The following table presents loans individually evaluated for impairment by class. For purposes of this disclosure, the unpaid principal is not reduced for net charge-offs.

	March 31, 2012
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial & industrial	$5,182	$3,121	$—
Commercial real estate	4,803	2,487	—
Residential
1-4 family	1,682	1,226	—
Home equity	501	433	—
Consumer
Personal LOC	—	—	—
Personal Term	—	—	—
DDA Overdraft Protection	—	—	—
Credit cards	—	—	—
With an allowance recorded:
Commercial & industrial	1,038	1,038	544
Commercial real estate	14,936	14,936	1,286
Residential
1-4 family	373	363	64
Home equity	1,976	1,976	688
Consumer
Personal LOC	—	—	—
Personal Term	—	—	—
DDA Overdraft Protection	—	—	—
Credit cards	11	11	11

Total	$30,502	$25,591	$2,593

Notes to Consolidated Financial Statements

($ in thousands, except share and per share data)

	December 31, 2011
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial & industrial	$2,471	$1,812	$—
Commercial real estate	4,811	2,523	—
Residential
1-4 family	1,371	920	—
Home equity	1,399	1,245	—
Consumer
Personal LOC	—	—	—
Personal Term	—	—	—
DDA Overdraft Protection	—	—	—
Credit cards	—	—	—
With an allowance recorded:
Commercial & industrial	6,060	6,060	2,702
Commercial real estate	11,886	11,886	897
Residential
1-4 family	391	387	80
Home equity	1,928	1,928	640
Consumer
Personal LOC	—	—	—
Personal Term	—	—	—
DDA Overdraft Protection	11	11	11
Credit cards	9	9	9

Total	$30,337	$26,781	$4,339

The following table presents the average balance of loans individually evaluated for impairment by class:

	Three months ended March 31, 2012	Three months ended March 31, 2011
Commercial & industrial	$6,109	$3,868
Commercial real estate	15,391	4,355
Residential
1-4 family	1,611	826
Home equity	2,979	3,492
Consumer
Personal LOC	—	106
Personal Term	—	—
DDA Overdraft Protection	—	—
Credit cards	9	3

Total	$26,099	$12,650

There was $46 and $0 in interest income recorded on a cash or accrual basis for the three month period ending March 31, 2012, and March 31, 2011, respectively.

Notes to Consolidated Financial Statements

($ in thousands, except share and per share data)

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans:

	Nonaccrual		Loans Past Due Over 90 Days Still Accruing
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Commercial & industrial	$3,915	$7,384	$—	$—
Commercial real estate	15,144	12,130	—	—
Residential
1-4 family	1,421	1,061	—	—
Home equity	2,376	3,139	—	—
Consumer
Personal LOC	—	—	—	—
Personal Term	—	—	—	—
DDA Overdraft Protection	—	—	—	11
Credit cards	—	—	11	9

Total	$22,856	$23,714	$11	$20

The following table presents the aging of the recorded investment in past due loans by class of loans:

	March 31, 2012
	30 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due
Commercial & industrial	$3,917	$1,240	$5,157
Commercial real estate	3,459	2,449	5,908
Residential
1-4 family	565	587	1,152
Home equity	—	262	262
Consumer
Personal LOC	—	—	—
Personal Term	60	—	60
DDA Overdraft Protection	—	—	—
Credit cards	31	11	42

Total	$8,032	$4,549	$12,581

Past due as a % of loans	0.82%	0.47%	1.29%

	December 31, 2011
	30 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due
Commercial & industrial	$1,090	$128	$1,218
Commercial real estate	4,346	1,931	6,277
Residential
1-4 family	899	677	1,576
Home equity	32	1,070	1,102
Consumer
Personal LOC	—	—	—
Personal Term	8	—	8
DDA Overdraft Protection	1	11	12
Credit cards	78	9	87

Total	$6,454	$3,826	$10,280

Past due as a % of loans	0.68%	0.40%	1.08%

As of March 31, 2012, nonaccrual loans that were 0-29 days past due totaled $13,667. As of December 31, 2011, nonaccrual loans that were 0-29 days past due totaled $14,418.

Notes to Consolidated Financial Statements

($ in thousands, except share and per share data)

Troubled Debt Restructurings:

As of March 31, 2012, the Corporation had $16,111 in outstanding balances and had allocated $1,597 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings. Of the total $16,111 in outstanding balances of troubled debt restructurings, $13,386 are non-accrual and have a specific reserve of $1,076 and those balances have been reported as such. As of December 31, 2011, the Corporation had $20,226 in outstanding balances and had allocated $4,160 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings. The Corporation has committed to lend an additional $774 and $2,695 to customers with outstanding loans that are classified as troubled debt restructurings as of March 31, 2012, and December 31, 2011, respectively.

During the three month period ending March 31, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

For the three month period ending March 31, 2012, there was a modification for an extension of the maturity date for 3.5 years.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month period ending March 31, 2012:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial & industrial	—	$—	$—
Commercial real estate	—	—	—
Residential
1-4 family	1	46	46
Home equity	—	—	—
Consumer
Personal LOC	—	—	—
Personal Term	—	—	—
DDA Overdraft Protection	—	—	—
Credit cards	—	—	—

Total	1	$46	$46

The troubled debt restructurings described above decreased the allowance for loan losses by $0 and resulted in charge offs of $0 during the three month period ending March 31, 2012.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification:

	Number of Loans	Recorded Investment
Troubled Debt Restructurings that subsequently defaulted:
Commercial & industrial	7	$1,772
Commercial real estate	3	4,907
Residential
1-4 family	3	177
Home equity	1	133
Consumer
Personal LOC	—	—
Personal Term	—	—
DDA Overdraft Protection	—	—
Credit cards	—	—

Total	14	$6,989

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

Notes to Consolidated Financial Statements

($ in thousands, except share and per share data)

The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $0 and resulted in charge offs of $22 during the period ending March 31, 2012.

The terms of certain other loans were modified during the period ending March 31, 2012, that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of March 31, 2012, of $3,457. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.

Certain loans which were modified during the period ending March 31, 2012, and did not meet the definition of a troubled debt restructuring as the modification was a delay in a payment that was considered to be insignificant did not have any delay in payments.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Based on the most recent analysis performed, the risk rating of the loans by class of loans is as follows:

	Not Rated	Pass	Special Mention	Substandard	Doubtful
March 31, 2012
Commercial & industrial	$—	$293,805	$12,653	$15,134	$—
Commercial real estate	—	309,565	17,580	28,999	—

Total	$—	$603,370	$30,233	$44,133	$—

	Not Rated	Pass	Special Mention	Substandard	Doubtful
December 31, 2011
Commercial & industrial	$—	$291,453	$3,566	$18,000	$—
Commercial real estate	—	307,170	11,622	26,997	—

Total	$—	$598,623	$15,188	$44,997	$—

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

	Consumer				Residential
March 31, 2012	Personal LOC	Personal Term	DDA Overdraft Protection	Credit cards	1-4 family	Home equity
Performing	$14,368	$8,992	$858	$4,784	$119,138	$145,895
Nonperforming	—	—	—	11	1,589	2,409

Total	$14,368	$8,992	$858	$4,795	$120,727	$148,304

	Consumer				Residential
December 31, 2011	Personal LOC	Personal Term	DDA Overdraft Protection	Credit cards	1-4 family	Home equity
Performing	$17,541	$9,223	$460	$4,949	$112,791	$145,340
Nonperforming	—	—	11	9	1,307	3,173

Total	$17,541	$9,223	$471	$4,958	$114,098	$148,513

Note 4: Other Real Estate Owned

The following table presents the activity in other real estate owned:

	Three months ended March 31,
	2012	2011
Balance at beginning of period	$7,575	$9,574
Additions	702	88
Net write downs	(174)	(202)
Sales	(257)	(51)

Balance at end of period	$7,846	$9,409

The following table presents expenses related to other real estate owned:

	Three months ended March 31,
	2012	2011
Net gain on sales	$(70)	$(307)
Net write downs	174	202
Operating expenses, net of rental income	198	172

	$302	$67

Expenses related to real estate owned are included in non performing assets expenses. Other real estate rental income is included in rental income.

Notes to Consolidated Financial Statements

($ in thousands, except share and per share data)

Note 5: Mortgage Servicing

Mortgage loans serviced for others are not reported as assets. The principal balances of these loans are as follows:

	March 31, 2012	December 31, 2011
Mortgage loan portfolios serviced for:
FNMA	$194,219	$188,332
Private	17,664	21,583
FHLBI	9,314	8,800

Balance at end of period	$221,197	$218,715

Custodial escrow balances maintained in connection with serviced loans were $1,783 and $876 at March 31, 2012, and December 31, 2011, respectively.

The following table includes activity for mortgage servicing rights:

	Three months ended March 31,
	2012	2011
Balance at beginning of period	$1,455	$1,624
Plus additions	177	160
Fair value adjustments	(42)	(33)

Balance at end of period	$1,590	$1,751

Mortgage servicing rights are carried at fair value at March 31, 2012, and December 31, 2011. Fair value at March 31, 2012, was determined using discount rates ranging from 10.5% to 15.0%, prepayment speeds ranging from 6.60% to 29.45%, depending on the stratification of the specific right, and a weighted average default rate of 0.37%. Fair value at December 31, 2011, was determined using discount rates ranging from 10.5% to 15.0%, prepayment speeds ranging from 6.77% to 31.62%, depending on the stratification of the specific right, and a weighted average default rate of 0.35%.

Note 6: Stock Based Compensation

During the first quarter of 2012, two officers of the Corporation exercised options to purchase 4,100 common shares in the aggregate. The weighted average exercise price was $43.38 and the weighted average fair market value of the stock was $47.17.

Due to the exercise of these options for the three months ended March 31, 2012, the Corporation will not receive a deduction for tax purposes. The compensation expense related to the options exercised was greater than the difference between the strike price of the stock at the date of grant and the fair market value of the stock at the date of exercise. Therefore, the Corporation recorded additional income tax payable of $22 thousand and reduced additional paid in capital for the three months ended March 31, 2012, as per guidance issued by the Financial Accounting Standards Board (FASB) on stock compensation.

Notes to Consolidated Financial Statements

($ in thousands, except share and per share data)

Note 7: Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2012	2011
Basic average shares outstanding	2,330,009	2,317,751

Net income	$1,741	$1,617

Basic net income per common share	$0.75	$0.70

Diluted
Average shares outstanding	2,330,009	2,317,751
Nonvested restricted stock	129,499	82,967
Net effect of the assumed exercise of stock options	20,170	21,742

Diluted average shares	2,479,678	2,422,460

Net income	$1,741	$1,617

Diluted net income per common share	$0.70	$0.67

For the three month period ending March 31, 2012 and 2011, options to purchase 14,600 and 183,800 shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

There were no antidilutive restricted shares for the three month period ending March 31, 2012 and March 31, 2011, respectively.

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

The contractual amount of financial instruments with off-balance sheet risk was as follows:

	March 31, 2012	December 31, 2011
Committed, not funded, commercial loans	$1,500	$2,500
Committed, not funded, residential loans	22,087	17,753
Unused commercial credit lines	239,240	232,578
Unused revolving home equity and credit card lines	122,096	119,459
Standby letters of credit	10,286	9,066
Demand deposit account lines of credit	2,622	2,583

	$397,831	$383,939

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

A reserve for unfunded standby letters of credit and commercial credit lines in the amount of $15 was established for the three month period ending March 31, 2012, for one commercial relationship that is currently classified as an impaired loan.

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

The Corporation used the following methods and significant assumptions to estimate the fair value of each type of asset or liability carried at fair value:

Available for Sale Securities: The fair value of available-for-sale securities is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Mortgage Servicing Rights: On a quarterly basis, loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. If the carrying amount of an individual tranche exceeds fair value, impairment is recorded on that tranche so that the servicing asset is carried at fair value. Fair value is determined at a tranche level based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model utilizes assumptions that market participants would use in estimating future net servicing income and that can be validated against available market data (Level 2).

Impaired Loans: At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals, less costs to sell. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, which are considered unobservable inputs, resulting in a Level 3 fair value classification. None of the unobservable inputs are considered material for additional disclosure. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Notes to Consolidated Financial Statements

($ in thousands, except share and per share data)

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Corporation. Once received, a member of the Real Estate Due Diligence Department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with via independent data sources such as recent market data or industry-wide statistics.

Appraisals are obtained on an annual basis for other real estate owned and collateral dependent residential impaired loans. For collateral dependent commercial impaired loans, an annual appraisal is obtained for all impaired loans with a balance greater than $400 and for impaired loans with balances less than $400 and a loan to value equal or greater than 60%. An appraisal is obtained every two years for commercial impaired loans with balances less than $400 and a loan to value less than 60%.

A discount is applied to the appraisal to adjust for the costs to sell, which is considered an unobservable input and results in a Level 3 classification for determining fair value. A discount of 20% is applied to properties with values equal to or less than $100 and a discount of 15% is applied to properties with values greater than $100. Selling costs from actual OREO sales are used to validate these discounts on an annual basis.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2012
Assets:
Available-for-sale securities:
U.S. Treasury securities	$500	$500	$—	$—
U.S. Government agencies	78,006	—	78,006	—
Municipal securities	67,736	—	67,736	—
Mortgage servicing rights	1,590	—	1,590	—

December 31, 2011
Assets:
Available-for-sale securities:
U.S. Treasury securities	$500	$500	$—	$—
U.S. Government agencies	71,266	—	71,266	—
Municipal securities	68,718	—	68,718	—
Mortgage servicing rights	1,455	—	1,455	—

A detailed breakdown of the fair value for the available-for-sale investment securities is provided in the Investment Securities note.

There were no transfers between Level 1 and Level 2 during the three month period ending March 31, 2012.

Notes to Consolidated Financial Statements

($ in thousands, except share and per share data)

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2012
Assets:
Impaired loans
Commercial
Commercial & industrial	$452	$—	$—	$452
Commercial real estate	11,654	—	—	11,654
Residential
1-4 family	156	—	—	156
Home equity	1,266	—	—	1,266
Other real estate
Commercial
Commercial real estate	3,350	—	—	3,350
Residential
1-4 family	29	—	—	29

December 31, 2011
Assets:
Impaired loans
Commercial
Commercial & industrial	$2,987	$—	$—	$2,987
Commercial real estate	8,991	—	—	8,991
Residential
1-4 family	104	—	—	104
Home equity	1,266	—	—	1,266
Other real estate
Commercial
Commercial real estate	3,547	—	—	3,547
Residential
1-4 family	115	—	—	115

The following represent impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $15,600, with a valuation allowance of $2,072, at March 31, 2012. There was no additional provision for loan losses for the three month period ending March 31, 2012. At December 31, 2011, impaired loans had a gross carrying amount of $17,234, with a valuation allowance of $3,886. There was an additional provision for loan losses of $925 for the three month period ending March 31, 2011.

Other real estate owned measured at fair value less costs to sell subsequent to being transferred to other real estate, had a net carrying amount of $3,379, which is made up of the outstanding balance of $5,570, net of a valuation allowance of $2,191 at March 31, 2012. There was a charge to earnings through non performing asset expense of $174 for the three month period ending March 31, 2012. At December 31, 2011, other real estate owned measured at fair value less costs to sell subsequent to being transferred to other real estate, had a net carrying amount of $3,662, which is made up of the outstanding balance of $5,719, net of a valuation allowance of $2,057. There was a charge to earnings through non performing asset expense of $202 for the three month period ending March 31, 2011.

Notes to Consolidated Financial Statements

($ in thousands, except share and per share data)

The estimated fair value of the Corporation’s financial instruments is as follows:

		Fair Value Measurements at March 31, 2012 using
	Carrying Value	Level 1	Level 2	Level 3	No level assigned	Total
Assets
Cash and due from banks	$25,927	$25,927	$—	$—	$—	$25,927
Interest bearing due from banks	208,123	208,123	—	—	—	208,123
Federal funds sold	5,877	5,877	—	—	—	5,877
Reverse repurchase agreements	1,000	1,000	—	—	—	1,000
Investment securities available-for-sale	146,242	500	145,742	—	—	146,242
Investment securities held-to-maturity	103,636	—	105,070	—	—	105,070
Loans held for sale	1,725	—	1,725	—	—	1,725
Net loans	962,340	—	—	—	976,080	976,080
Accrued interest receivable	4,681	—	1,670	—	3,011	4,681
Liabilities
Deposits	1,337,866	1,174,268	164,873	—	—	1,339,141
Repurchase agreements and other secured short-term borrowings	76,036	—	76,046	—	—	76,046
Short-term debt	2,375	—	2,375	—	—	2,375
Subordinated debt	5,000	—	5,000	—	—	5,000
Junior subordinated debentures	13,918	—	—	10,425	—	10,425
Accrued interest payable	974	32	115	94	733	974

	December 31, 2011
	Carrying Amount	Fair Value
Assets
Cash and due from banks	$192,424	$192,424
Federal funds sold	2,911	2,911
Reverse repurchase agreements	1,000	1,000
Investment securities available-for-sale	140,484	140,484
Investment securities held-to-maturity	113,799	115,003
Net loans	939,370	948,559
Federal Reserve and FHLB stock	2,990	N/A
Accrued interest receivable	4,403	4,403

Liabilities
Deposits	1,242,819	1,244,367
Repurchase agreements and other secured short-term borrowings	95,585	95,596
Short-term debt	2,438	2,438
Subordinated debt	5,000	5,000
Junior subordinated debentures	13,918	10,389
Accrued interest payable	1,416	1,416

The following methods and assumptions, not previously presented, were used by the Corporation in estimating its fair value disclosures for financial instruments not recorded at fair value.

Cash and Cash Equivalents: The carrying amounts of cash and due from banks, interest bearing due from banks, federal funds sold, and reverse repurchase agreements approximate fair values and are classified as Level 1.

Notes to Consolidated Financial Statements

($ in thousands, except share and per share data)

Federal Reserve and FHLB Stock: It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

Loans: Fair values of loans, excluding loans held for sale, are estimated as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Impaired loans are valued at the lower of cost or fair value, less cost to sell as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

The fair value of loans held for sale is estimated based upon binding contracts and quotes from third party investors resulting in a Level 2 classification.

Deposits: The fair values disclosed for demand deposits (e.g., interest and non-interest checking, savings, and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 1 classification. The carrying amount of certificates of deposit approximates their fair value at the reporting date. Fair value for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

Short-Term Borrowing: The carrying amounts of borrowings under repurchase agreements and other secured short-term borrowings, generally maturing within thirty days, approximate their fair values resulting in a Level 2 classification.

Other Borrowing: The fair values of the short-term and subordinated debt are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

The fair values of the junior subordinated debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

Accrued Interest Receivable/Payable: The carrying amounts of accrued interest approximate fair value resulting in a Level 1, Level 2 or Level 3 classification which is consistent with its associated asset/liability.

Off-balance Sheet Instruments: The fair value of commitments is not material.

Note 10: Adoption of New Accounting Standards

At the date of this filing, the FASB had not issued any accounting pronouncements that were applicable to the Corporation.

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

The Corporation recorded net income of $1.7 million or $0.70 per diluted share for the three month period ending March 31, 2012, as compared to $1.6 million or $0.67 per diluted share for the three month period ending March 31, 2011. The increase in net income for the three month period ending March 31, 2012, as compared to the three month period ending March 31, 2011, is primarily due to an increase in net interest income and mortgage banking income and a decrease in FDIC insurance premiums and the provision for loan losses. The increase is partially offset by an increase in salary expense, non performing assets expense, and other expense.

The risks and challenges that management believes will be important for the remainder of 2012 are price competition for loans and deposits by competitors, marketplace credit effects, continued spread compression, a slow recovery of the local economy that could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans, and the lingering effects from the financial crisis in the U.S. market and foreign markets.

The Corporation has determined that it has one reportable segment, banking services. The Bank provides a full range of deposit, credit, and money management services to its target markets, which are small to medium size businesses, affluent executive and professional individuals, and not-for-profit organizations in the Indianapolis Metropolitan Statistical Area of Indiana.

Forward-Looking Information

This section contains forward-looking statements. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, the Corporation’s ability to execute its business plans; changes in general economic and financial market conditions; changes in interest rates; changes in competitive conditions; continuing consolidation in the financial services industry; new litigation or changes in existing litigation; losses, customer bankruptcy, claims and assessments; changes in banking regulations or other regulatory or legislative requirements that impact the Corporation’s business; and changes in accounting policies and procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements is available in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The Corporation obtains fair values from a third party on a monthly basis in order to adjust the available-for-sale securities to fair value. Equity securities that do not have readily determinable fair values are carried at cost. When OTTI occurs, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. In determining whether a market value decline is other-than-temporary, management considers the reason for the decline, the extent of the decline and the duration of the decline. Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. In addition to a review of the investment portfolio for OTTI, a review of the reasonableness of the market values provided by the third party is performed at least on a quarterly basis.

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

Mortgage Servicing Assets

Mortgage servicing rights are recognized separately when they are acquired through sales of loans. When mortgage loans are sold, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. The Corporation obtains fair value estimates from an independent third party. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses.

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

Results of Operations

Net Interest Income

The Corporation’s results of operations depend primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. The Corporation had net interest income fully taxable equivalent (“FTE”) of $11.1 million for the three month period ending March 31, 2012, as compared to net interest income FTE of $10.4 million for the three month period ending March 31, 2011. The increase in net interest income FTE is due to an increase in total earning assets of $55.5 million for the three month period ending March 31, 2012, as compared to the three month period ending March 31, 2011. Total interest bearing liabilities decreased $41.4 million for the three month period ending March 31, 2012, as compared to the three month period ending March 31, 2011. The net interest income spread FTE increased 0.09% to 3.02% for the three month period ending March 31, 2012, from 2.93% for the three month period ending March 31, 2011. The contribution of non-interest bearing funds increased 0.01% to 0.12% from 0.11% for the three month period ending March 31, 2012 and 2011, respectively. Due to the increase in net interest income spread FTE and the contribution of non-interest bearing funds, there was an increase to the net interest margin FTE to 3.14% from 3.04% for the three month period ending March 31, 2012 and 2011, respectively.

The following table details average balances, interest income/expense and average rates/yields for the Corporation’s earning assets and interest bearing liabilities at the dates indicated (tax equivalent basis, dollars in thousands):

	Three months ended March 31,
	2012			2011
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
Assets:
Interest bearing due from banks	$174,481	$110	0.25%	$213,117	$132	0.25%
Reverse repurchase agreements	1,000	—	0.01%	1,000	—	0.01%
Federal funds	15,565	8	0.21%	17,971	11	0.24%
Non taxable investment securities—FTE	63,051	832	5.28%	56,629	811	5.73%
Taxable investment securities	195,279	684	1.40%	167,012	706	1.69%
Loans (gross)—FTE	971,941	11,002	4.53%	910,101	10,718	4.71%

Total earning assets—FTE	$1,421,317	$12,636	3.56%	$1,365,830	$12,378	3.63%
Non-earning assets	89,601			90,460

Total assets	$1,510,918			$1,456,290

Liabilities:
Interest bearing DDA	$221,550	$57	0.10%	$210,208	$88	0.17%
Savings	614,390	460	0.30%	634,681	732	0.46%
CD’s under $100	46,016	137	1.19%	70,787	240	1.36%
CD’s over $100	97,317	300	1.23%	97,382	360	1.48%
Individual retirement accounts	22,179	80	1.44%	22,119	96	1.74%
Repurchase agreements and other secured short term borrowings	90,725	36	0.16%	98,161	72	0.29%
Short-term debt	2,436	28	4.60%	2,686	31	4.62%
Subordinated debt	5,000	23	1.84%	5,000	19	1.52%
Long term debt	13,918	369	10.60%	13,918	369	10.60%

Total interest bearing liabilities	$1,113,531	$1,490	0.54%	$1,154,942	$2,007	0.70%
Non-interest bearing liabilities	298,832			213,958
Other liabilities	6,996			6,693

Total liabilities	$1,419,359			$1,375,593
Equity	91,559			80,697

Total liabilities & equity	$1,510,918			$1,456,290

Recap:
Interest income—FTE		$12,636	3.56%		$12,378	3.63%
Interest expense		1,490	0.54%		$2,007	0.70%

Net interest income/spread—FTE		$11,146	3.02%		$10,371	2.93%

Contribution of non-interest bearing funds			0.12%			0.11%
Net interest margin—FTE			3.14%			3.04%

Notes to the average balance and interest rate tables:

•	Average balances are computed using daily actual balances.

•	The average loan balance includes loans held for sale, as well as non-accrual loans and the interest recognized prior to becoming non-accrual is reflected in the interest income for loans.

•	Interest income on loans includes loan costs net of loan fees, of $204 thousand and $185 thousand, for the three month period ending March 31, 2012 and 2011, respectively.

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

•

Interest income on a fully taxable equivalent basis includes the additional amount of interest income that would have been earned on tax exempt loans and if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income. Interest income on tax exempt loans and municipal securities has been calculated on a fully taxable equivalent basis using a federal and state income tax blended rate of 40%. The appropriate tax equivalent adjustments to interest income on loans were $528 thousand and $147 thousand for the three month period ending March 31, 2012 and 2011, respectively. The appropriate tax equivalent adjustments to interest income on municipal securities were $252 thousand and $287 thousand for the three month period ending March 31, 2012 and 2011, respectively.

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

Due to the imprecise nature of estimating the allowance for loan losses, the allowance for loan losses includes a minor unallocated component. The unallocated component of the allowance for loan losses incorporates management’s judgmental determination of inherent losses that may not be fully reflected in other allocations, including factors such as economic uncertainties, industry trends impacting specific portfolio segments, and broad portfolio quality trends. Therefore, the ratio of allocated to unallocated components within the total allowance may fluctuate from period to period.

The provision for loan losses was $908 thousand and $1.7 million, for the three month periods ending March 31, 2012, and March 31, 2011, respectively. Provision expense is affected by the level of net chargeoffs as well as changes in specific and general loss components of the allowance for loan losses. Net chargeoffs were $1.7 million and $781 thousand, for the three month period ending March 31, 2012, and March 31, 2011, respectively.

Non-performing loans decreased $1.2 million to $25.6 million as of March 31, 2012, from $26.8 million as of December 31, 2011. The specific allowance attributable to non-performing loans decreased $1.7 million to $2.6 million, or 10.1% of total non-performing loans, as of March 31, 2012, from $4.3 million, or 16.2% of total non-performing loans as of December 31, 2011. Contributing to the decrease in the specific allowance was a chargeoff of $1.4 million which had been reserved for in a prior period.

Offsetting this decrease to the specific loss component of the allowance for loans losses was an increase in the general loss component of the allowance for loan losses. This is due to an overall increase in the balances of loans collectively evaluated for impairment as well as an increase in the three-year historical loss experience as a percentage of outstanding loans, which increased the general loss component of the allowance for loan losses. The allowance for loan losses allocation for loans collectively evaluated for impairment increased $944 thousand to $10.8 million, or 1.2% of total loans collectively evaluated for impairment, as of March 31, 2012, from $9.9 million, or 1.1% of total loans collectively evaluated for impairment, as of December 31, 2011.

Loans collectively evaluated for impairment are comprised of two components: loans with a defined weakness and the remaining loan portfolio. Both components of loans collectively evaluated for impairment increased as of March 31, 2012, compared to December 31, 2011. The outstanding balances of loans collectively evaluated for impairment increased $23.4 million to $950.2 million as of March 31, 2012, from $926.8 million as of December 31, 2011.

Other Operating Income

The following table details the components of other operating income (dollars in thousands):

	Three months ended March 31,		$	%
	2012	2011	Change	Change
Wealth management fees	$1,378	$1,380	$(2)	-0.1%
Service charges and fees on deposit accounts	771	747	24	3.2%
Rental income	211	219	(8)	-3.7%
Mortgage banking income	836	219	617	281.7%
Interchange income	375	340	35	10.3%
Net loss on sale of securities	(13)	—	(13)	-100.0%
Other	544	369	175	47.4%

Total other operating income	$4,102	$3,274	$828	25.3%

Total other operating income for the three month period ending March 31, 2012, increased as compared to the three month period ending March 31, 2011.

Wealth Management fees decreased for the three month period ending March 31, 2012, as compared to the three month period ending March 31, 2011. The decrease in wealth management fees is attributable to a decrease in Irrevocable Life Insurance Trust (“ILIT”) fees, estate fees, and Dreyfus money market funds. Partially offsetting the decrease is an overall increase in the stock market and assets under management.

Service charges and fees on deposit accounts increased for the three month period ending March 31, 2012, as compared to the three month period ending March 31, 2011. The increase is primarily attributable to an increase in service charges collected for checking accounts, overdraft and non sufficient fund fees, wire transfer fees and ATM fees.

Rental income decreased for the three month period ending March 31, 2012, as compared to the three month period ending March 31, 2011. The decrease was primarily a decrease in other real estate rental income and the Bank occupying more space at the 107 North Pennsylvania Street location thus reducing the space available for tenants. The decrease is partially offset by the annual true up of the tenant’s operating costs.

Mortgage banking income increased for the three month period ending March 31, 2012, as compared to the three month period ending March 31, 2011. The increase for the three month period ending March 31, 2012, as compared to the three month period ending March 31, 2011, is due to an increase in the net gain on the sale of mortgage loans. A net gain on the sale of mortgage loans of $741 thousand was recorded for the three month period ending March 31, 2012, as compared to a net gain on the sale of mortgage loans of $136 thousand for the three month period ending March 31, 2011. Partially offsetting this increase was an increase in the write down of the fair value of mortgage servicing rights (“MSRs”) of $42 thousand for the three month period ending March 31, 2012, as compared to a write down of $33 thousand for the three month period ending March 31, 2011.

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

Interchange income increased for the three month period ending March 31, 2012, as compared to the three month period ending March 31, 2011. The increase is attributable to higher transaction volumes for debit cards and credit cards during the three month period ending March 31, 2012, as compared to the three month period ending March 31, 2011. The increase is partially offset by an increase in cash back rewards expense for the three month period ending March 31, 2012, as compared to the three month period ending March 31, 2011.

Net loss on sale of securities increased for the three month period ending March 31, 2012, as compared to the three month period ending March 31, 2011. One available-for-sale municipal security was sold during the three month period ending March 31, 2012. The municipality had been downgraded and appeared to have increased credit risk.

Other income increased for the three month period ending March 31, 2012, as compared to the three month period ending March 31, 2011. The increase is primarily due to an increase in prepayment penalties collected, Mastercard/VISA merchant fees, fees collected for loan covenant waivers, bank owned life insurance income, and loan extension fees.

The following table details the components of other operating expense (dollars in thousands):

	Three months ended March 31,		$	%
	2012	2011	Change	Change
Salaries, wages and employee benefits	$6,650	$6,427	$223	3.5%
Occupancy	617	644	(27)	-4.2%
Furniture and equipment	309	299	10	3.3%
Professional services	527	513	14	2.7%
Data processing	854	793	61	7.7%
Business development	470	428	42	9.8%
FDIC Insurance	320	539	(219)	-40.6%
Non performing assets	508	261	247	94.6%
Other	1,038	(461)	1,499	325.2%

Total other operating expenses	$11,293	$9,443	$1,850	19.6%

Total other operating expenses for the three month period ending March 31, 2012, increased as compared to the three month period ending March 31, 2011.

Salaries, wages, and employee benefits increased for the three month period ending March 31, 2012, as compared to the three month period ending March 31, 2011. The increase is the result of increased salary expense, employer FICA expense, 401K expense, employee relations, and performance bonus expense. There was an increase in the number of employees to 269 full time-equivalents at March 31, 2012, from 262 full-time equivalents at March 31, 2011. The percentage accrued for the performance bonus is higher in 2012 as compared to the percentage in 2011. The increase is partially offset by an increase in direct loan origination costs capitalized and a decrease in contract labor, deferred compensation, and group medical insurance.

Occupancy expense decreased for the three month period ending March 31, 2012, as compared to the three month period ending March 31, 2011. The decrease is due to a decrease in building utilities and snow removal. The decrease is partially offset by an increase in real estate taxes and building and improvements depreciation expense due to the relocation of the Carmel banking center from a leased location to an owned freestanding building.

Furniture and equipment expense increased for the three month period ending March 31, 2012, as compared to the three month period ending March 31, 2011. This increase is due to an increase in furniture, fixture, and equipment depreciation expense due to the relocation of the Carmel banking center and furniture, fixture, and equipment repair expense. The increase is partially offset by a decrease in computer equipment depreciation expense and maintenance contracts.

Professional services expense increased for the three month period ending March 31, 2012, as compared to the three month period ending March 31, 2011. The increase is due to an increase in consulting fees, outsourced internal audit fees, accounting fees, and design services. The increase is partially offset by a decrease in courier service, advertising agency fees, and attorney fees.

Data processing expenses increased for the three month period ending March 31, 2012, as compared to the three month period ending March 31, 2011. The increase is due to an increase in bill payment services, ATM/debit cards, credit cards, software maintenance, and service bureau fees of the Bank.

Business development expenses increased for the three month period ending March 31, 2012, as compared to the three period ending March 31, 2011. The increase is due to an increase in customer entertainment, public relations, customer promotions, advertising, market research, direct mail campaign, and grand opening expense. The increase is partially offset by a decrease in customer relations and sales and product literature.

FDIC insurance expense decreased for the three month period ending March 31, 2012, as compared to the three month period ending March 31, 2011. The decrease is due to the new rate schedule adopted by the FDIC effective April 1, 2011.

Nonperforming assets expenses increased for the three month period ending March 31, 2012, as compared to the three month period ending March 31, 2011. This increase is due to an increase in real estate taxes, lawn maintenance, and appraisal fees related to other real estate owned by the Corporation and classified loan expense. Additionally, there was a decrease in the net gain on the sale of the other real estate. The increase is partially offset by a decrease in the write down of the carrying value of other real estate owned period over period.

Other expenses increased for the three month period ending March 31, 2012, as compared to the three period ending March 31, 2011. The increase is due to a reversal of a $1.0 million accrual in 2011 established by the Corporation in 2008 relating to a certain deposit account. In addition, the Corporation recovered $395 thousand during the three month period ending March 31, 2011, relating to a wire transfer inadvertently sent to the wrong beneficiary in 2010. Also contributing to the increase was an increase in check losses, a fraudulent wire transfer, and a liability recorded for pending litigation related to a trust administered by the Wealth Management division.

Federal and State Income Tax

The following table presents the statutory rate reconciliation (dollars in thousands):

	Three months ended March 31,
	2012	2011
Income before federal and state income tax	$2,267	$2,079

Tax expense at federal statutory rate	771	707
Increase (decrease) in taxes resulting from:
State income tax	113	58
Tax exempt interest	(354)	(278)
Bank owned life insurance	(31)	(29)
Customer entertainment	16	18
Other	11	(14)

Customer entertainment	$526	$462

Financial Condition

Total assets increased $73.0 million from $1,460 million at December 31, 2011, to $1,533 million at March 31, 2012. The increase is the result of an increase of $22.2 million in loans and an increase in cash and cash equivalents of $44.6 million from $196.3 million at December 31, 2011, to $240.9 million at March 31, 2012. Deposits increased $95.0 million from $1,243 million at December 31, 2011, to $1,338 million at March 31, 2012, due to new deposit relationships. The increase in deposits funded the increase in loans.

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

The Corporation has many sources of funds available, they include: cash and due from Federal Reserve, overnight federal funds sold, investments classified as available for sale, maturity of investments classified as held to maturity, deposits, Federal Home Loan Bank (“FHLB”) advances, and issuance of debt. Deposits were the most significant funding source and purchases of investment securities available for sale were the most significant use of funds during the three month period ending March 31, 2012. Deposits were the most significant funding source and purchases of investment securities held to maturity and available for sale were the most significant use of funds during the three month period ending March 31, 2011.

The Corporation entered into a $2.0 million revolving line of credit with U.S. Bank which matured on August 31, 2011. On September 1, 2011, the Corporation renewed the revolving loan agreement which will mature on August 31, 2012. As part of the renewal of the revolving loan agreement, the revolving loan amount was reduced from $2.0 million to $1.0 million. Under the terms of the revolving line of credit, the Corporation paid prime plus 1.25% which equated to 4.50% at March 31, 2012. In addition, the Corporation paid a 0.25% fee on the unused portion of the revolving line of credit. As of March 31, 2012, the outstanding balance of the revolving line of credit was $0.

The Corporation also has a $3.0 million one-year term facility with U.S. Bank which matured on August 31, 2011. The one-year term facility was renewed and will now mature on August 31, 2012. Under the terms of the one-year term facility, the Corporation pays prime plus 1.25% which equated to 4.50% at March 31, 2012. In addition to quarterly interest payments, the Corporation makes quarterly principal payments of $62.5 thousand. As of March 31, 2012, the outstanding balance of the term facility was $2.4 million.

All of the U.S. Bank agreements contain various financial and non-financial covenants. As of March 31, 2012, the Corporation was in compliance with all covenants.

Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as available for sale, and maturing loans. Interest bearing due from banks represented the Corporation’s primary source of immediate liquidity and averaged $174.5 million and $213.1 million for the three month period ending March 31, 2012, and March 31, 2011, respectively. The Corporation believes these balances are maintained at a level adequate to meet immediate needs. Reverse repurchase agreements may serve as a source of liquidity, but are primarily used as collateral for customer balances in overnight repurchase agreements. Maturities in the Corporation’s loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

The Corporation’s management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation’s liquidity position.

The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At March 31, 2012, the Corporation’s rate sensitive liabilities exceeded rate sensitive assets due within one year by $103.1 million.

As part of managing liquidity, the Corporation monitors its loan to deposit ratio on a monthly basis. At March 31, 2012, the ratio was 72.9%. This is well within the board approved policy.

The Corporation experienced an increase in cash and cash equivalents, another primary source of liquidity, of $44.6 million during the three month period ending March 31, 2012. Proceeds from the maturity of investment securities held to maturity and available for sale provided cash of $32.0 million and deposit growth provided cash of $95.0 million. Lending activities used cash of $27.0 million and purchases of investment securities available for sale used cash of $29.4 million.

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

On June 29, 2007, the Bank entered into a Subordinated Debenture Purchase Agreement with U.S. Bank in the amount of $5.0 million, which will mature on June 28, 2017. Under the terms of the Subordinated Debenture Purchase Agreement, the Bank pays 3-month London Interbank Offered Rate (LIBOR) plus 1.20% which equated to 1.70% at March 31, 2012. Interest payments are due quarterly.

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

There were no FHLB advances outstanding as of March 31, 2012, or 2011.

The Bank may add indebtedness of this nature in the future if determined to be in the best interest of the Bank.

Capital for the Bank is at or above the well capitalized regulatory requirements at March 31, 2012. Pertinent capital ratios for the Bank as of March 31, 2012, are as follows:

	Actual	Well Capitalized	Adequately Capitalized
Tier 1 risk-based capital ratio	9.4%	6.0%	4.0%
Total risk-based capital ratio	11.1%	10.0%	8.0%
Leverage ratio	6.5%	5.0%	4.0%

Dividends from the Bank to the Corporation may not exceed the net undivided profits of the Bank (included in consolidated retained earnings) for the current calendar year and the two previous calendar years without prior approval from the Office of the Comptroller of the Currency. In addition, Federal banking laws limit the amount of loans the Bank may make to the Corporation, subject to certain collateral requirements. No loans were made by the Bank to the Corporation during the three month period ending March 31, 2012 or 2011. A dividend of $353 thousand and $356 thousand was declared and paid by the Bank to the Corporation during the three month period ending March 31, 2012 and 2011, respectively.

During February 2012, the Board of Directors approved a new stock repurchase plan. Under the terms of this stock repurchase plan, the Corporation can repurchase of up to $3.8 million in net costs from employees, directors, and outside shareholders. The Corporation anticipates that it will fund the purchases under the repurchase program from working capital.

Under the new repurchase plan, the Corporation purchased $349 thousand in net costs during the three month period ending March 31, 2012, and $3.4 million is still available under the new repurchase plan as of March 31, 2012. The stock repurchase program does not require the Corporation to acquire any specific number of shares and may be modified, suspended, extended or terminated by Corporation at any time without prior notice. This stock repurchase program will expire on December 31, 2012.

The amount and timing of shares repurchased under the repurchase program, as well as the specific price, will be determined by management after considering market conditions, company performance and other factors.

Recent Accounting Pronouncements and Developments

Note 10 to the Consolidated Financial Statements under Item 1 discusses new accounting policies adopted by the Corporation during the first quarter of 2012 and the expected impact of the adoption of the new accounting policies.

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

At March 31, 2012, the interest rate risk position of the Corporation was liability sensitive, meaning net income should decrease as rates rise and increase as rates fall. The Corporation performs a 200 basis point upward and downward interest rate shock to determine whether there would be an adverse impact on its annual net income and that it is within the established policy limits. A downward interest rate shock scenario was not performed due to the low level of current interest rates. The earnings simulation model as of March 31, 2012, projects an approximate decrease of 0.4% in net income in a 200 basis point upward interest rate shock. The Corporation was well within the policy limits established by the ALCO policy at March 31, 2012.

See “Liquidity and Interest Rate Sensitivity” section of this report for further discussion.

There have been no material changes in the quantitative analysis used by the Corporation since filing the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, (the “2011 Form 10-K”); for further discussion of the quantitative analysis used by the Corporation refer to page 49 of the 2011 Form 10-K filed with the U.S. Securities and Exchange Commission on March 9, 2012.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2012, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures as of March 31, 2012, were effective in ensuring information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

There have been no material changes to the risk factors disclosed in the Corporation’s Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 9, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On March 14, 2012, the Corporation sold a total of 2,800 shares of common stock for proceeds of $121,464 to one officer of the Corporation pursuant to the exercise of stock options by the officer.

On March 15, 2012, the Corporation sold a total of 1,300 shares of common stock for proceeds of $56,394 to one officer of the Corporation pursuant to the exercise of stock options by the officer.

These sales were made pursuant to an exemption from registration under Sections 3(a)(11) and 4(2) of the Securities Act of 1933, as amended.

(b)	Not applicable.

(c)	The following table sets forth the issuer repurchases of equity securities that are registered by the Corporation pursuant to Section 12 of the Securities Exchange Act of 1934 during the first quarter of 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (Dollars in thousands)
January 1 -
February 1 -
February 29, 2012	—	$—	—	$3,764
March 1 -
March 31, 2012	7,400	$47.15	7,400	$3,415

Total	7,400	*	7,400

*	The weighted average price per share for the period January 2012 through March 2012 was $47.15.
**	All shares repurchased by the Corporation during 2012 were completed pursuant to the repurchase program.

During February 2012, the Board of Directors approved a new stock repurchase plan. Under the terms of this stock repurchase plan, the Corporation can repurchase of up to $3.8 million in net costs from employees, directors, and outside shareholders. The Corporation anticipates that it will fund the purchases under the repurchase program from working capital.

Under the new repurchase plan, the Corporation purchased $349 thousand in net costs during the three month period ending March 31, 2012, and $3.4 million is still available under the new repurchase plan as of March 31, 2012. The stock repurchase program does not require the Corporation to acquire any specific number of shares and may be modified, suspended, extended or terminated by Corporation at any time without prior notice. This stock repurchase program will expire on December 31, 2012.

Item 3.	Defaults on Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

3.01	Articles of Incorporation of the Corporation, filed as Exhibit 3(i) to the Corporation’s Form 10-QSB as of September 30, 1995, are incorporated by reference and Articles of Amendment filed as Exhibit 3(i) to the Form 10-K for the fiscal year ended December 31, 2001.

3.02	Bylaws of the Corporation, filed as Exhibit 3(ii) to the Corporation’s Form 8-K filed July 30, 2011, are incorporated by reference.

10.01*	1993 Key Employees’ Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(a) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference.

10.02*	1993 Directors’ Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(b) to the Corporation’s Form 10-Q as of June 30, 2001, is incorporated by reference.

10.03*	1993 Restricted Stock Plan of the Corporation, as amended, filed as Exhibit 10(c) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference.

10.04*	Form of agreement under the 1993 Key Employees Stock Option Plan, filed as Exhibit 10(d) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference.

10.05*	Form of agreement under the 1993 Restricted Stock Plan, filed as Exhibit 10(e) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference.

10.06*	Schedule of Directors Compensation Arrangements, filed as Exhibit 10.6 to the Corporation’s Form 10-K dated December 31, 2011, is incorporated by reference.

10.07*	Schedule of Named Executive Officers Compensation Arrangements, filed as Exhibit 10.07 to the Corporation’s Form 8-K dated May 18, 2006, is incorporated by reference, as amended by the Corporation’s Form 8-K filed January 25, 2012.

10.08*	The National Bank of Indianapolis Corporation Amended and Restated 2005 Equity Incentive Plan, filed as Exhibit 10.01 to the Corporation’s Form 8-K dated June 23, 2010, is incorporated by reference.

10.09*	Form of Restricted Stock Award Agreement for The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10.02 to the Corporation’s Form 8-K dated June 22, 2005, is incorporated by reference.

10.10*	Form of Stock Option Award Agreement for The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10.03 to the Corporation’s Form 8-K dated June 22, 2005, is incorporated by reference.

10.11*	Employment Agreement dated December 15, 2005, between Morris L. Maurer and the Corporation, filed as Exhibit 10.06 to the Corporation’s Form 8-K dated December 21, 2005, and as amended by Exhibit 10.06 to the Corporation’s Form 8-K dated November 26, 2008, is incorporated by reference.

10.13*	The National Bank of Indianapolis Corporation Executive’s Deferred Compensation Plan, filed as Exhibit 10.08 to the Corporation’s Form 8-K dated December 21, 2005, and as amended by Exhibit 10.08 to the Corporation’s Form 8-K dated November 26, 2008, is incorporated by reference.

10.14*	The National Bank of Indianapolis Corporation 401(k) Savings Plan (as amended and restated generally effective January 1, 2006), filed as Exhibit 10.14 to the Corporation’s Form 10-K dated December 31, 2005, is incorporated by reference.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

101.	The following material from The National Bank of Indianapolis Corporation’s Form 10-Q Report for the quarterly period ended March 31, 2012, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity, and (v) the Notes to Consolidated Financial Statements.**

*	Management contract or compensatory plan or arrangement.
**	Furnished, not filed, for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2012

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION

/s/ Debra L. Ross
Debra L. Ross
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

3.01	Articles of Incorporation of the Corporation, filed as Exhibit 3(i) to the Corporation’s Form 10-QSB as of September 30, 1995, are incorporated by reference and Articles of Amendment filed as Exhibit 3(i) to the Form 10-K for the fiscal year ended December 31, 2001.

3.02	Bylaws of the Corporation, filed as Exhibit 3(ii) to the Corporation’s Form 8-K filed July 30, 2011, are incorporated by reference.

10.01*	1993 Key Employees’ Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(a) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference.

10.02*	1993 Directors’ Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(b) to the Corporation’s Form 10-Q as of June 30, 2001, is incorporated by reference.

10.03*	1993 Restricted Stock Plan of the Corporation, as amended, filed as Exhibit 10(c) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference.

10.04*	Form of agreement under the 1993 Key Employees Stock Option Plan, filed as Exhibit 10(d) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference.

10.05*	Form of agreement under the 1993 Restricted Stock Plan, filed as Exhibit 10(e) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference.

10.06*	Schedule of Directors Compensation Arrangements, filed as Exhibit 10.6 to the Corporation’s Form 10-K dated December 31, 2011, is incorporated by reference.

10.07*	Schedule of Named Executive Officers Compensation Arrangements, filed as Exhibit 10.07 to the Corporation’s Form 8-K dated May 18, 2006, is incorporated by reference, as amended by the Corporation’s Form 8-K filed January 25, 2012.

10.08*	The National Bank of Indianapolis Corporation Amended and Restated 2005 Equity Incentive Plan, filed as Exhibit 10.01 to the Corporation’s Form 8-K dated June 23, 2010, is incorporated by reference.

10.09*	Form of Restricted Stock Award Agreement for The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10.02 to the Corporation’s Form 8-K dated June 22, 2005, is incorporated by reference.

10.10*	Form of Stock Option Award Agreement for The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10.03 to the Corporation’s Form 8-K dated June 22, 2005, is incorporated by reference.

10.11*	Employment Agreement dated December 15, 2005, between Morris L. Maurer and the Corporation, filed as Exhibit 10.06 to the Corporation’s Form 8-K dated December 21, 2005, and as amended by Exhibit 10.06 to the Corporation’s Form 8-K dated November 26, 2008, is incorporated by reference.

10.13*	The National Bank of Indianapolis Corporation Executive’s Deferred Compensation Plan, filed as Exhibit 10.08 to the Corporation’s Form 8-K dated December 21, 2005, and as amended by Exhibit 10.08 to the Corporation’s Form 8-K dated November 26, 2008, is incorporated by reference.

10.14*	The National Bank of Indianapolis Corporation 401(k) Savings Plan (as amended and restated generally effective January 1, 2006), filed as Exhibit 10.14 to the Corporation’s Form 10-K dated December 31, 2005, is incorporated by reference.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

101.	The following material from The National Bank of Indianapolis Corporation’s Form 10-Q Report for the quarterly period ended March 31, 2012, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity, and (v) the Notes to Consolidated Financial Statements.**

*	Management contract or compensatory plan or arrangement.
**	Furnished, not filed, for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.