Form 10-Q
period 2012-06-30
NATIONAL BANK OF INDIANAPOLIS CORP
filed 2012-08-03
CIK 912382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at August 3, 2012
Common Stock, no par value per share	2,361,010

The National Bank of Indianapolis Corporation

Report on Form 10-Q

for Quarter Ended

June 30, 2012

Part I—Financial Information

Item 1. Financial Statements

The National Bank of Indianapolis Corporation

Consolidated Balance Sheets

(Unaudited, Dollars in thousands except share data)

	June 30, 2012	December 31, 2011
Assets
Cash and cash equivalents
Cash and due from banks	$24,538	$33,134
Interest bearing due from banks	206,377	159,290
Reverse repurchase agreements	1,000	1,000
Federal funds sold	9,368	2,911

Total cash and cash equivalents	241,283	196,335

Investment securities
Available-for-sale securities	146,630	140,484
Held-to-maturity securities (Fair value of $135,200 at June 30, 2012 and $115,003 at December 31, 2011)	134,045	113,799

Total investment securities	280,675	254,283

Loans held for sale	5,680	—
Loans	953,232	953,612
Less: Allowance for loan losses	(12,614)	(14,242)

Net loans	940,618	939,370
Bank owned life insurance	20,494	12,278
Other real estate owned	5,157	7,575
Premises and equipment	27,388	26,432
Deferred tax asset	6,241	6,642
Federal Reserve and FHLB stock at cost	2,990	2,990
Accrued interest	4,477	4,403
Other assets	11,108	9,288

Total assets	$1,546,111	$1,459,596

Liabilities and shareholders’ equity
Deposits:
Noninterest-bearing demand deposits	$310,749	$258,874
Money market and savings deposits	867,499	817,081
Time deposits	161,296	166,864

Total deposits	1,339,544	1,242,819
Repurchase agreements and other secured short term borrowings	84,922	95,585
Short term debt	2,313	2,438
Subordinated debt	5,000	5,000
Junior subordinated debentures owed to unconsolidated subsidiary trust	13,918	13,918
Other liabilities	6,247	9,717

Total liabilities	1,451,944	1,369,477

Shareholders’ equity:
Preferred stock, no par value - authorized 5,000,000 shares	$—	$—
Common stock, no par value - authorized 15,000,000 shares issued 2,955,072 shares at June 30, 2012 and 2,920,458 shares at December 31, 2011	38,244	37,028
Treasury stock, at cost; 624,616 shares at June 30, 2012 and 590,074 shares at December 31, 2011	(24,438)	(22,771)
Additional paid in capital	16,070	15,089
Retained earnings	60,888	57,209
Accumulated other comprehensive income	3,403	3,564

Total shareholders’ equity	94,167	90,119

Total liabilities and shareholders’ equity	$1,546,111	$1,459,596

See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation

Consolidated Statements of Income and Comprehensive Income

(Unaudited, Dollars in thousands except per share data)

	Three months ended
	June 30,
	2012	2011
Interest income:
Interest and fees on loans	$10,474	$10,692
Interest on investment securities taxable	759	661
Interest on investment securities nontaxable	576	591
Interest on federal funds sold	6	7
Interest on due from banks	109	115

Total interest income	11,924	12,066

Interest expense:
Interest on deposits	968	1,422
Interest on other short term borrowings	29	62
Interest on short term debt	28	32
Interest on long term debt	390	388

Total interest expense	1,415	1,904

Net interest income	10,509	10,162

Provision for loan losses	296	989

Net interest income after provision for loan losses	10,213	9,173

Other operating income:
Wealth management fees	1,750	1,704
Service charges and fees on deposit accounts	793	745
Rental income	189	265
Mortgage banking income	1,054	(2)
Interchange income	383	369
Other	449	385

Total other operating income	4,618	3,466

Other operating expenses:
Salaries, wages and employee benefits	6,661	6,776
Occupancy	736	732
Furniture and equipment	292	283
Professional services	515	534
Data processing	916	878
Business development	495	464
FDIC Insurance	332	244
Non performing assets	401	571
Other	1,938	977

Total other operating expenses	12,286	11,459

Income before tax	2,545	1,180
Federal and state income tax	607	142

Net income	$1,938	$1,038

Basic earnings per share	$0.83	$0.45

Diluted earnings per share	$0.78	$0.43

The National Bank of Indianapolis Corporation

Consolidated Statements of Income and Comprehensive Income (Continued)

(Unaudited, Dollars in thousands except per share data)

	Three months ended
	June 30,
	2012	2011
Net income	$1,938	$1,038

Other comprehensive income:
Change in securities available for sale:
Transfer of securities from held-to-maturity to available-for-sale	—	3,478
Net unrealized gain (loss) during the period	366	(285)
Tax effect	(145)	(1,265)

Total other comprehensive income	221	1,928

Comprehensive income	$2,159	$2,966

See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation

Consolidated Statements of Comprehensive Income

(Unaudited, Dollars in thousands except per share data)

	Six months ended
	June 30,
	2012	2011
Interest income:
Interest and fees on loans	$20,948	$21,263
Interest on investment securities taxable	1,443	1,367
Interest on investment securities nontaxable	1,156	1,115
Interest on federal funds sold	14	18
Interest on due from banks	219	247

Total interest income	23,780	24,010

Interest expense:
Interest on deposits	2,002	2,938
Interest on other short term borrowings	65	134
Interest on short term debt	56	63
Interest on long term debt	782	776

Total interest expense	2,905	3,911

Net interest income	20,875	20,099

Provision for loan losses	1,204	2,678

Net interest income after provision for loan losses	19,671	17,421

Other operating income:
Wealth management fees	3,128	3,084
Service charges and fees on deposit accounts	1,564	1,492
Rental income	400	484
Mortgage banking income	1,890	217
Interchange income	758	709
Net loss on sale of securities	(13)	—
Other	993	754

Total other operating income	8,720	6,740

Other operating expenses:
Salaries, wages and employee benefits	13,311	13,203
Occupancy	1,353	1,376
Furniture and equipment	601	582
Professional services	1,042	1,047
Data processing	1,770	1,671
Business development	965	892
FDIC Insurance	652	783
Non performing assets	909	832
Other	2,976	516

Total other operating expenses	23,579	20,902

Income before tax	4,812	3,259
Federal and state income tax	1,133	604

Net income	$3,679	$2,655

Basic earnings per share	$1.58	$1.15

Diluted earnings per share	$1.48	$1.09

The National Bank of Indianapolis Corporation

Consolidated Statements of Comprehensive Income (Continued)

(Unaudited, Dollars in thousands except per share data)

	Six months ended
	June 30,
	2012	2011
Net income	$3,679	$2,655

Other comprehensive income:
Change in securities available for sale:
Transfer of securities from held-to-maturity to available-for-sale	—	3,478
Net unrealized loss during the period	(266)	(366)
Tax effect	105	(1,233)

Total other comprehensive income (loss)	(161)	1,879

Comprehensive Income	$3,518	$4,534

See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation

Consolidated Statements of Cash Flows

(Unaudited, Dollars in thousands)

	Six months ended
	June 30,
	2012	2011
Operating Activities
Net Income	$3,679	$2,655
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	1,204	2,678
Proceeds from sale of residential mortgage loans	48,527	22,310
Origination of loans held for sale	(54,207)	(20,886)
Depreciation and amortization	804	765
Fair value adjustment on mortgage servicing rights	300	296
Loss on sales of investment securities	13	—
Gain on sale of loans	(1,911)	(276)
Net gain on sales and writedowns of other real estate and repossessions	(2)	(43)
Net (increase) decrease in deferred income taxes	507	(187)
Change in bank owned life insurance	(216)	(171)
Income tax effect from deferred stock compensation	(178)	(60)
Net accretion of discounts and amortization of premiums on investments	1,564	1,114
Compensation expense related to restricted stock and options	970	1,162
Changes in assets and liabilities:
Accrued interest receivable	(74)	(167)
Other assets	(2,122)	(439)
Other liabilities	(3,292)	(1,006)

Net cash provided by operating activities	(4,434)	7,745
Investing Activities
Proceeds from maturities of investment securities held to maturity	20,855	15,693
Proceeds from maturities of investment securities available for sale	25,575	38,737
Proceeds from sales of investment securities available for sale	450	—
Purchases of investment securities held to maturity	(42,008)	(76,455)
Purchases of investment securities available for sale	(33,106)	(56,757)
Purchase of bank owned life insurance	(8,000)	—
Net increase in loans	(6,833)	(46,060)
Proceeds from sale of loans	5,231	8,448
Proceeds from sales of other real estate and repossessions	3,481	1,609
Purchases of bank premises and equipment	(1,760)	(1,692)

Net cash used by investing activities	(36,115)	(116,477)
Financing Activities
Net increase (decrease) in deposits	96,725	(2,460)
Net decrease in short term borrowings	(10,663)	(1,580)
Net change in revolving line of credit	(125)	(125)
Income tax effect from deferred stock compensation	178	60
Proceeds from issuance of stock	1,049	474
Repurchase of stock	(1,667)	(1,085)

Net cash provided (used) by financing activities	85,497	(4,716)

Increase (decrease) in cash and cash equivalents	44,948	(113,448)
Cash and cash equivalents at beginning of year	196,335	293,518

Cash and cash equivalents at end of year	$241,283	$180,070

Supplemental cash flow information
Interest paid	$2,910	$3,911
Income taxes paid	702	1,143
Supplemental non cash disclosure
Held to maturity investments transferred to available for sale investments	$—	$55,429
Loan balances transferred to foreclosed real estate	1,061	1,232
Loan balances transferred to loans held for sale	5,231	18,436

See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation

Consolidated Statement of Shareholders’ Equity

(Unaudited, Dollars in thousands except share data)

					Accumulated
			Additional		Other
	Common	Treasury	Paid In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income	TOTAL
Balance at January 1, 2011	$35,269	$(20,953)	$12,866	$51,853	$322	$79,357

Net income	—	—	—	2,655	—	2,655
Net gain on available-for-sale securities	—	—	—	—	1,879	1,879
Income tax effect from deferred stock compensation	—	—	60	—	—	60
Issuance of stock 15,900 shares of common stock under stock-based compensation plans	554	—	(80)	—	—	474
Repurchase of stock 24,360 shares of common stock	—	(1,085)	—	—	—	(1,085)
Stock based compensation earned	—	—	1,162	—	—	1,162

Balance at June 30, 2011	$35,823	$(22,038)	$14,008	$54,508	$2,201	$84,502

Balance at January 1, 2012	$37,028	$(22,771)	$15,089	$57,209	$3,564	$90,119

Net income	—	—	—	3,679	—	3,679
Net loss on available-for-sale securities	—	—	—	—	(161)	(161)
Income tax effect from deferred stock compensation	—	—	178	—	—	178
Issuance of 34,615 shares of common stock under stock-based compensation plans	1,216	—	(167)	—	—	1,049
Repurchase of 34,542 shares of common stock	—	(1,667)	—	—	—	(1,667)
Stock based compensation earned	—	—	970	—	—	970

Balance at June 30, 2012	$38,244	$(24,438)	$16,070	$60,888	$3,403	$94,167

See notes to consolidated financial statements.

The National Bank of Indianapolis Corporation

Notes to Consolidated Financial Statements

($ in thousands, except share and per share data)

Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of The National Bank of Indianapolis Corporation (“Corporation”) and its wholly-owned subsidiary, The National Bank of Indianapolis (“Bank”). All intercompany transactions between the Corporation and its subsidiary have been properly eliminated. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s Form 10-K for the year ended December 31, 2011.

Note 2: Investment Securities

The following is a summary of available-for-sale and held-to-maturity securities:

June 30, 2012	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value
Available-for-sale
U.S. Treasury securities	$500	$—	$—	$500
U.S. Government agencies	77,908	267	(4)	78,171
Municipal securities	62,586	5,373	—	67,959

Total available-for-sale	$140,994	$5,640	$(4)	$146,630

	Amortized Cost	Gross Unrecognized Gain	Gross Unrecognized (Loss)	Estimated Fair Value
Held-to-maturity
Collateralized mortgage obligations, residential	$133,379	$1,372	$(226)	$134,525
Mortgage backed securities, residential	541	9	—	550
Other securities	125	—	—	125

Total Held-to-maturity	$134,045	$1,381	$(226)	$135,200

December 31, 2011	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value
Available-for-sale
U.S. Treasury securities	$500	$—	$—	$500
U.S. Government agencies	70,967	334	(35)	71,266
Municipal securities	63,115	5,603	—	68,718

Total available-for-sale	$134,582	$5,937	$(35)	$140,484

	Amortized Cost	Gross Unrecognized Gain	Gross Unrecognized (Loss)	Estimated Fair Value
Held-to-maturity
Collateralized mortgage obligations, residential	$112,842	$1,308	$(119)	$114,031
Mortgage backed securities, residential	832	15	—	847
Other securities	125	—	—	125

Total Held-to-maturity	$113,799	$1,323	$(119)	$115,003

Notes to Consolidated Financial Statements

($ in thousands, except share and per share data)

During the six month period ending June 30, 2012, the Corporation sold one available-for-sale municipal security with a net carrying amount of $463 resulting in a loss of $13. The municipality had been downgraded and appeared to have increased credit risk. There were no sales of securities during the six month period ending June 30, 2011.

The fair value of debt securities and carrying amount, if different, at June 30, 2012, by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	June 30, 2012
	Amortized	Fair
	Cost	Value
Available-for-sale
Due in one year or less	$32,476	$32,618
Due from one to five years	67,569	69,300
Due from five to ten years	33,562	36,648
Due after ten years	7,387	8,064

Total	$140,994	$146,630

Held-to-maturity
Due in one year or less	$25	$25
Due from one to five years	100	100
CMO/Mortgage-backed, residential	133,920	135,075

Total	$134,045	$135,200

Investment securities with a carrying value of approximately $86,000 and $97,000 were pledged as collateral for Wealth Management accounts and securities sold under agreements to repurchase at June 30, 2012, and December 31, 2011, respectively.

Securities with unrealized losses at June 30, 2012, and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Loss)	Value	(Loss)	Value	(Loss)
June 30, 2012
Available-for-sale
U.S. Government agencies	$3,693	$(4)	$—	$—	$3,693	$(4)

Total available-for-sale	$3,693	$(4)	$—	$—	$3,693	$(4)

Held-to-maturity
Collateralized mortgage obligations, residential	$40,645	$(189)	$5,613	$(37)	$46,258	$(226)

Total Held-to-maturity	$40,645	$(189)	$5,613	$(37)	$46,258	$(226)

December 31, 2011
Available-for-sale
U.S. Government agencies	$12,990	$(35)	$—	$—	$12,990	$(35)

Total available-for-sale	$12,990	$(35)	$—	$—	$12,990	$(35)

Held-to-maturity
Collateralized mortgage obligations, residential	$19,208	$(119)	$—	$—	$19,208	$(119)

Total Held-to-maturity	$19,208	$(119)	$—	$—	$19,208	$(119)

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

As of June 30, 2012, the Corporation held eleven investments of which the amortized cost was greater than fair value. The Corporation has no securities in which OTTI has been recorded.

The unrealized losses for investments classified as available-for-sale are attributable to changes in interest rates and/or economic environment and individually were 0.11% or less of their respective amortized costs. The largest unrealized loss related to a FNMA that was purchased in June 2012. Given this investment is backed by the U.S. Government and its agencies, there is minimal credit risk at this time.

Although there were no unrealized losses on the municipals at June 30, 2012, the credit rating of the individual municipalities was assessed. As of June 30, 2012, all but two of the municipal debt securities were rated BBB or better (as a result of insurance of the underlying rating on the bond). The two municipal debt securities have no underlying rating. Credit reviews of the municipalities have been conducted. As a result, management has determined that all of the non-rated debt securities would be rated a “pass” asset and thus classified as an investment grade security. All interest payments are current for all municipal securities and management expects all to be collected in accordance with contractual terms.

The unrealized losses for investments classified as held-to-maturity are attributable to changes in interest rates and/or economic environment and individually were 1.12% or less of their respective amortized costs. The unrealized losses relate primarily to residential collateralized mortgage obligations. The residential collateralized mortgage obligations were purchased between October 2010 and April 2012. There has been a decrease in long-term interest rates from the time of the investment purchase and June 30, 2012, which affects the fair value of residential collateralized mortgage obligations and prepayment speeds. All residential collateralized mortgage obligations are backed by the U.S. Government and its agencies and represent minimal credit risk at this time.

Notes to Consolidated Financial Statements

($ in thousands, except share and per share data)

Note 3: Loans and Allowance for Loan Losses

Loans, which are principally to borrowers in central Indiana, including unamortized deferred costs net of fees, consist of the following:

	June 30, 2012	December 31, 2011
Residential loans secured by real estate	$276,162	$262,092
Commercial loans secured by real estate	296,559	301,425
Construction loans	55,104	44,603
Other commercial and industrial loans	291,324	312,766
Consumer loans	33,551	32,166

Total loans	952,700	953,052
Net deferred loan costs	532	560
Allowance for loan losses	(12,614)	(14,242)

Total loans, net	$940,618	$939,370

The Corporation periodically sells residential mortgage loans it originates based on the overall loan demand of the Corporation and outstanding balances of the residential mortgage portfolio.

As of June 30, 2012, and December 31, 2011, there was $88,327 and $81,838, of 1-4 family residential mortgage loans, respectively, pledged as collateral for FHLB advances. There were no borrowings at June 30, 2012, and December 31, 2011.

There was an aggregate of $257,067 and $236,993 of commercial loans, commercial real estate, and construction loans pledged as collateral at the Federal Reserve Bank Discount Window at June 30, 2012, and December 31, 2011, respectively. There were no borrowings at June 30, 2012, and December 31, 2011.

The following table presents the activity in the allowance for loan losses by portfolio segment:

	Three months ended June 30, 2012
	Commercial	Commercial
	& industrial	real estate	Residential	Consumer	Unallocated	Total
Beginning balance	$3,698	$6,767	$2,050	$249	$676	$13,440
Loan charge offs	(365)	(1,144)	(142)	(12)	—	(1,663)
Recoveries	535	—	3	3	—	541
Provision	(916)	873	347	31	(39)	296

Ending balance	$2,952	$6,496	$2,258	$271	$637	$12,614

	Three months ended June 30, 2011
	Commercial	Commercial
	& industrial	real estate	Residential	Consumer	Unallocated	Total
Beginning balance	$3,773	$9,495	$2,414	$343	$17	$16,042
Loan charge offs	(411)	(384)	(81)	(137)	—	(1,013)
Recoveries	141	—	4	4	—	149
Provision	930	(385)	(643)	338	749	989

Ending balance	$4,433	$8,726	$1,694	$548	$766	$16,167

Notes to Consolidated Financial Statements

($ in thousands, except share and per share data)

	Six months ended June 30, 2012
	Commercial	Commercial
	& industrial	real estate	Residential	Consumer	Unallocated	Total
Beginning balance	$5,377	$6,279	$1,644	$228	$714	$14,242
Loan charge offs	(1,789)	(1,173)	(463)	(27)	—	(3,452)
Recoveries	547	—	57	16	—	620
Provision	(1,183)	1,390	1,020	54	(77)	1,204

Ending balance	$2,952	$6,496	$2,258	$271	$637	$12,614

	Six months ended June 30, 2011
	Commercial	Commercial
	& industrial	real estate	Residential	Consumer	Unallocated	Total
Beginning balance	$3,870	$7,845	$2,400	$200	$819	$15,134
Loan charge offs	(813)	(793)	(203)	(144)	—	(1,953)
Recoveries	254	36	12	6	—	308
Provision	1,122	1,638	(515)	486	(53)	2,678

Ending balance	$4,433	$8,726	$1,694	$548	$766	$16,167

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

	June 30, 2012
	Commercial	Commercial
	& industrial	real estate	Residential	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$267	$740	$737	$67		$—	$1,811
Collectively evaluated for impairment	2,685	5,756	1,521	204		637	10,803

Total ending allowance balance	$2,952	$6,496	$2,258	$271		$637	$12,614

Allowance as a % of loans	1.01%	1.85%	0.82%	0.81%		N/A	1.32%

Loans:
Loans individually evaluated for impairment	$3,385	$14,423	$3,999	$67	$	N/A	$21,874
Loans collectively evaluated for impairment	288,152	337,000	272,690	33,516		N/A	931,358
Accrued interest receivable	802	927	1,289	62		N/A	3,080

Total recorded investment	$292,339	$352,350	$277,978	$33,645	$	N/A	$956,312

	December 31, 2011
	Commercial	Commercial
	& industrial	real estate	Residential	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,702	$897	$720	$20		$—	$4,339
Collectively evaluated for impairment	2,675	5,382	924	208		714	9,903

Total ending allowance balance	$5,377	$6,279	$1,644	$228		$714	$14,242

Allowance as a % of loans	1.72%	1.82%	0.63%	0.71%		N/A	1.49%

Loans:
Loans individually evaluated for impairment	$7,872	$14,409	$4,480	$20	$	N/A	$26,781
Loans collectively evaluated for impairment	305,147	331,380	258,131	32,173		N/A	926,831
Accrued interest receivable	877	885	1,296	80		N/A	3,138

Total recorded investment	$313,896	$346,674	$263,907	$32,273	$	N/A	$956,750

Notes to Consolidated Financial Statements

($ in thousands, except share and per share data)

The above disclosure is required to be presented using the recorded investment of loans, which includes accrued interest receivable and net deferred loan costs. Although accrued interest receivable balances have been presented separately, all accrued interest receivable balances are related to the loans collectively evaluated for impairment as practically all loans individually evaluated for impairment are on nonaccrual.

Loans are considered to be impaired when it is determined that the obligor will not pay all contractual principal and interest when due. The following table presents loans individually evaluated for impairment by class. For purposes of this disclosure, the unpaid principal is not reduced for net charge-offs.

	June 30, 2012
	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated
With no related allowance recorded:
Commercial & industrial	$3,428	$2,709	$—
Commercial real estate	12,522	11,057	—
Residential
1-4 family	1,587	1,167	—
Home equity	496	428	—
Consumer
Personal LOC	—	—	—
Personal Term	—	—	—
DDA Overdraft Protection	—	—	—
Credit cards	—	—	—
With an allowance recorded:
Commercial & industrial	731	676	267
Commercial real estate	3,861	3,366	740
Residential
1-4 family	309	305	61
Home equity	2,099	2,099	676
Consumer
Personal LOC	—	—	—
Personal Term	49	49	49
DDA Overdraft Protection	—	—	—
Credit cards	18	18	18

Total	$25,100	$21,874	$1,811

Notes to Consolidated Financial Statements

($ in thousands, except share and per share data)

	December 31, 2011
	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated
With no related allowance recorded:
Commercial & industrial	$2,471	$1,812	$—
Commercial real estate	4,811	2,523	—
Residential
1-4 family	1,371	920	—
Home equity	1,399	1,245	—
Consumer
Personal LOC	—	—	—
Personal Term	—	—	—
DDA Overdraft Protection	—	—	—
Credit cards	—	—	—
With an allowance recorded:
Commercial & industrial	6,060	6,060	2,702
Commercial real estate	11,886	11,886	897
Residential
1-4 family	391	387	80
Home equity	1,928	1,928	640
Consumer
Personal LOC	—	—	—
Personal Term	—	—	—
DDA Overdraft Protection	11	11	11
Credit cards	9	9	9

Total	$30,337	$26,781	$4,339

The following table presents the average balance of loans individually evaluated for impairment by class:

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Commercial & industrial	$3,976	$4,268	$5,042	$4,068
Commercial real estate	16,874	4,808	16,132	4,582
Residential
1-4 family	1,478	1,063	1,544	944
Home equity	2,429	3,469	2,704	3,480
Consumer
Personal LOC	—	—	—	53
Personal Term	34	—	17	—
DDA Overdraft Protection	—	1	—	—
Credit cards	15	5	12	4

Total	$24,806	$13,614	$25,451	$13,131

There was $46 and $92 in interest income recorded on a cash or accrual basis for the three and six month period ending June 30, 2012, respectively. There was $1 and $2 in interest income recorded on a cash or accrual basis for the three and six month period ending and June 30, 2011, respectively.

Notes to Consolidated Financial Statements

($ in thousands, except share and per share data)

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans:

			Loans Past Due
	Nonaccrual		Over 90 Days Still Accruing
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Commercial & industrial	$2,675	$7,384	$—	$—
Commercial real estate	11,818	12,130	—	—
Residential
1-4 family	1,366	1,061	—	—
Home equity	2,527	3,139	—	—
Consumer
Personal LOC	—	—	—	—
Personal Term	—	—	—	—
DDA Overdraft Protection	—	—	—	11
Credit cards	—	—	18	9

Total	$18,386	$23,714	$18	$20

The following table presents the aging of the recorded investment in past due loans by class of loans:

	June 30, 2012
	30 - 89	Greater than
	Days	90 Days	Total
	Past Due	Past Due	Past Due
Commercial & industrial	$445	$1,897	$2,342
Commercial real estate	2,432	9,132	11,564
Residential
1-4 family	885	525	1,410
Home equity	1,419	259	1,678
Consumer
Personal LOC	—	—	—
Personal Term	116	—	116
DDA Overdraft Protection	—	—	—
Credit cards	75	18	93

Total	$5,372	$11,831	$17,203

Past due as a % of loans	0.56%	1.24%	1.80%

	December 31, 2011
	30 - 89	Greater than
	Days	90 Days	Total
	Past Due	Past Due	Past Due
Commercial & industrial	$1,090	$128	$1,218
Commercial real estate	4,346	1,931	6,277
Residential
1-4 family	899	677	1,576
Home equity	32	1,070	1,102
Consumer
Personal LOC	—	—	—
Personal Term	8	—	8
DDA Overdraft Protection	1	11	12
Credit cards	78	9	87

Total	$6,454	$3,826	$10,280

Past due as a % of loans	0.68%	0.40%	1.08%

Notes to Consolidated Financial Statements

($ in thousands, except share and per share data)

As of June 30, 2012, nonaccrual loans that were 0-29 days past due totaled $3,333. As of December 31, 2011, nonaccrual loans that were 0-29 days past due totaled $14,418.

Troubled Debt Restructurings:

As of June 30, 2012, the Corporation had $14,152 in outstanding balances and had allocated $1,237 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings. Of the total $14,152 in outstanding balances of troubled debt restructurings, $10,682 are non-accrual and have a specific reserve of $626 and those balances have been reported as such. As of December 31, 2011, the Corporation had $20,226 in outstanding balances and had allocated $4,160 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings. The Corporation has committed to lend an additional $624 and $2,695 to customers with outstanding loans that are classified as troubled debt restructurings as of June 30, 2012, and December 31, 2011, respectively.

During the six month period ending June 30, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

For the six month period ending June 30, 2012, modifications involving a reduction of the stated interest rate of the loans were for periods ranging from 4 years to 30 years. Modifications involving an extension of the maturity date were for periods ranging from 3 months to 4 years.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month period ending June 30, 2012:

	Number	Pre-Modification	Post-Modification
	of	Outstanding Recorded	Outstanding Recorded
	Loans	Investment	Investment
Troubled Debt Restructurings:
Commercial & industrial	3	$787	$787
Commercial real estate	2	1,680	1,680
Residential
1-4 family	—	—	—
Home equity	—	—	—
Consumer
Personal LOC	—	—	—
Personal Term	1	52	49
DDA Overdraft Protection	—	—	—
Credit cards	—	—	—

Total	6	$2,519	$2,516

The troubled debt restructurings described above increased the allowance for loan losses by $481 and resulted in charge offs of $0 during the three month period ending June 30, 2012.

Notes to Consolidated Financial Statements

($ in thousands, except share and per share data)

The following table presents loans by class modified as troubled debt restructurings that occurred during the six month period ending June 30, 2012:

	Number	Pre-Modification	Post-Modification
	of	Outstanding Recorded	Outstanding Recorded
	Loans	Investment	Investment
Troubled Debt Restructurings:
Commercial & industrial	3	$787	$787
Commercial real estate	2	1,680	1,680
Residential
1-4 family	1	46	45
Home equity	—	—	—
Consumer
Personal LOC	—	—	—
Personal Term	1	52	49
DDA Overdraft Protection	—	—	—
Credit cards	—	—	—

Total	7	$2,565	$2,561

The troubled debt restructurings described above increased the allowance for loan losses by $481 and resulted in charge offs of $0 during the six month period ending June 30, 2012.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months during the six months ended June 30, 2012, following the modification:

	Number
	of
	Loans	Recorded Investment
Troubled Debt Restructurings that subsequently defaulted:
Commercial & industrial	3	$486
Commercial real estate	5	8,852
Residential
1-4 family	1	55
Home equity	1	131
Consumer
Personal LOC	—	—
Personal Term	—	—
DDA Overdraft Protection	—	—
Credit cards	—	—

Total	10	$9,524

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $0 and resulted in charge offs of $565 during the six month period ending June 30, 2012.

The terms of certain other loans were modified during the six month period ending June 30, 2012, that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of June 30, 2012, of $8,532. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Based on the most recent analysis performed, the risk rating of the loans by class of loans is as follows:

	Not		Special
June 30, 2012	Rated	Pass	Mention	Substandard	Doubtful
Commercial & industrial	$—	$269,210	$8,990	$13,337	$—
Commercial real estate	—	311,661	15,079	24,683	—

Total	$—	$580,871	$24,069	$38,020	$—

	Not		Special
December 31, 2011	Rated	Pass	Mention	Substandard	Doubtful
Commercial & industrial	$—	$291,453	$3,566	$18,000	$—
Commercial real estate	—	307,170	11,622	26,997	—

Total	$—	$598,623	$15,188	$44,997	$—

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

	Consumer				Residential
June 30, 2012	Personal LOC	Personal Term	DDA Overdraft Protection	Credit cards	1-4 family	Home equity
Performing	$17,376	$10,454	$528	$5,158	$120,661	$152,029
Nonperforming	—	49	—	18	1,472	2,527

Total	$17,376	$10,503	$528	$5,176	$122,133	$154,556

Notes to Consolidated Financial Statements

($ in thousands, except share and per share data)

	Consumer				Residential
December 31, 2011	Personal LOC	Personal Term	DDA Overdraft Protection	Credit cards	1-4 family	Home equity
Performing	$17,541	$9,223	$460	$4,949	$112,791	$145,340
Nonperforming	—	—	11	9	1,307	3,173

Total	$17,541	$9,223	$471	$4,958	$114,098	$148,513

Note 4: Other Real Estate Owned

The following table presents the activity in other real estate owned:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Balance at beginning of period	$7,846	$9,409	$7,575	$9,574
Additions	359	1,144	1,061	1,232
Net write (downs) ups	(54)	51	(228)	(151)
Sales	(2,994)	(1,364)	(3,251)	(1,415)

Balance at end of period	$5,157	$9,240	$5,157	$9,240

The following table presents expenses related to other real estate owned:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net (gain) loss on sales	$(160)	$113	$(230)	$(194)
Net write downs (ups)	54	(51)	228	151
Operating expenses, net of rental income	341	276	539	448

	$235	$338	$537	$405

Expenses related to real estate owned are included in non performing assets expenses. Other real estate rental income is included in rental income.

Note 5: Mortgage Servicing

Mortgage loans serviced for others are not reported as assets. The principal balances of these loans are as follows:

	June 30, 2012	December 31, 2011
Mortgage loan portfolios serviced for:
FNMA	$203,325	$188,332
Private	23,328	21,583
FHLBI	10,404	8,800

Balance at end of period	$237,057	$218,715

Custodial escrow balances maintained in connection with serviced loans were $944 and $876 at June 30, 2012, and December 31, 2011, respectively.

Notes to Consolidated Financial Statements

($ in thousands, except share and per share data)

The following table includes activity for mortgage servicing rights:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Balance at beginning of period	$1,590	$1,751	$1,455	$1,624
Plus additions	237	114	414	274
Fair value adjustments	(258)	(263)	(300)	(296)

Balance at end of period	$1,569	$1,602	$1,569	$1,602

Mortgage servicing rights are carried at fair value at June 30, 2012, and December 31, 2011. Fair value at June 30, 2012, was determined using discount rates ranging from 10.5% to 15.0%, prepayment speeds ranging from 7.29% to 29.27%, depending on the stratification of the specific right, and a weighted average default rate of 0.37%. Fair value at December 31, 2011, was determined using discount rates ranging from 10.5% to 15.0%, prepayment speeds ranging from 6.77% to 31.62%, depending on the stratification of the specific right, and a weighted average default rate of 0.35%.

Note 6: Stock Based Compensation

During the first quarter of 2012, two officers of the Corporation exercised options to purchase 4,100 common shares in the aggregate. The weighted average exercise price was $43.38 and the weighted average fair market value of the stock was $47.17.

During the second quarter of 2012, fifteen officers of the Corporation exercised options to purchase 29,100 common shares in the aggregate. The weighted average exercise price was $27.75 and the weighted average fair market value of the stock was $48.56.

Due to the exercise of these options for the six months ended June 30, 2012, the Corporation will receive a deduction for tax purposes for the difference between the fair value of the stock at the date of grant and the date of exercise. The Corporation recorded an income tax benefit of $178 thousand as additional paid in capital for the six months ended June 30, 2012, as per guidance issued by the Financial Accounting Standards Board (FASB) on stock compensation.

Note 7: Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Basic average shares outstanding	2,328,484	2,314,333	2,329,246	2,316,042

Net income	$1,938	$1,038	$3,679	$2,655

Basic net income per common share	$0.83	$0.45	$1.58	$1.15

Diluted
Average shares outstanding	2,328,484	2,314,333	2,329,246	2,316,042
Nonvested restricted stock	140,355	98,183	134,827	90,964
Net effect of the assumed exercise of stock options	24,368	26,289	22,634	21,576

Diluted average shares	2,493,207	2,438,805	2,486,707	2,428,582

Net income	$1,938	$1,038	$3,679	$2,655

Diluted net income per common share	$0.78	$0.43	$1.48	$1.09

Notes to Consolidated Financial Statements

($ in thousands, except share and per share data)

For the three and six month period ending June 30, 2012, options to purchase 14,600 shares and 0 restricted shares were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

For the three and six month period ending June 30, 2011, options to purchase 14,600 shares and 0 restricted shares were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

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

The contractual amount of financial instruments with off-balance sheet risk was as follows:

	June 30, 2012	December 31, 2011
Committed, not funded, commercial loans	$24,550	$2,500
Committed, not funded, residential loans	28,711	17,753
Unused commercial credit lines	244,856	232,578
Unused revolving home equity and credit card lines	117,625	119,459
Standby letters of credit	8,991	9,066
Demand deposit account lines of credit	2,617	2,583

	$427,350	$383,939

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

A reserve for unfunded standby letters of credit and commercial credit lines in the amount of $150 was established for the six month period ending June 30, 2012, for two commercial relationships that are currently classified as impaired loans.

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

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available, resulting in a Level 3 fair value classification. None of the unobservable inputs are considered material for additional disclosure.

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

A discount is applied to the appraisal to adjust for the costs to sell which is based on observable data and is not considered to be a part of the fair value determination. A discount of 20% is applied to properties with values equal to or less than $100 and a discount of 15% is applied to properties with values greater than $100. Selling costs from actual OREO sales are used to validate these discounts on an annual basis.

Notes to Consolidated Financial Statements

($ in thousands, except share and per share data)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using:
June 30, 2012	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Available-for-sale securities:
U.S. Treasury securities	$500	$500	$—	$—
U.S. Government agencies	78,171	—	78,171	—
Municipal securities	67,959	—	67,959	—

Mortgage servicing rights	1,569	—	1,569	—

December 31, 2011
Assets:

Available-for-sale securities:
U.S. Treasury securities	$500	$500	$—	$—
U.S. Government agencies	71,266	—	71,266	—
Municipal securities	68,718	—	68,718	—

Mortgage servicing rights	1,455	—	1,455	—

A detailed breakdown of the fair value for the available-for-sale investment securities is provided in the Investment Securities note.

There were no transfers between Level 1 and Level 2 during the six month periods ending June 30, 2012 and 2011.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using:
June 30, 2012	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Impaired loans
Commercial
Commercial & industrial	$146	$—	$—	$146
Commercial real estate	536	—	—	536
Residential
1-4 family	157	—	—	157
Home equity	1,423	—	—	1,423

Other real estate
Commercial
Commercial real estate	1,549	—	—	1,549
Residential
1-4 family	29	—	—	29

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

The following represent impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $3,463, with a valuation allowance of $1,200, at June 30, 2012. There was no additional provision for loan losses for the three and six month period ending June 30, 2012, respectively. At December 31, 2011, impaired loans had a gross carrying amount of $17,234, with a valuation allowance of $3,886. There was an additional provision for loan losses of $1,466 and $2,391 for the three and six month period ending June 30, 2011, respectively.

Other real estate owned measured at fair value less costs to sell subsequent to being transferred to other real estate, had a net carrying amount of $1,578, which is made up of the outstanding balance of $2,930, net of a valuation allowance of $1,352 at June 30, 2012. There was a charge to earnings through non performing asset expense of $54 and $228 for the three and six month period ending June 30, 2012, respectively. At December 31, 2011, other real estate owned measured at fair value less costs to sell subsequent to being transferred to other real estate, had a net carrying amount of $3,662, which is made up of the outstanding balance of $5,719, net of a valuation allowance of $2,057. There was a (credit)/charge to earnings through non performing asset expense of ($51) and $151 for the three and six month period ending June 30, 2011, respectively.

The estimated fair value of the Corporation’s financial instruments is as follows:

		Fair Value Measurements at June 30, 2012 using
	Carrying Value	Level 1	Level 2	Level 3	No level assigned	Total
Assets
Cash and due from banks	$24,538	$24,538	$—	$—	$—	$24,538
Interest bearing due from banks	206,377	206,377	—	—	—	206,377
Federal funds sold	9,368	9,368	—	—	—	9,368
Reverse repurchase agreements	1,000	1,000	—	—	—	1,000
Investment securities available-for-sale	146,630	500	146,130	—	—	146,630
Investment securities held-to-maturity	134,045	—	135,200	—	—	135,200
Loans held for sale	5,680	—	5,680	—	—	5,680
Net loans	940,618	—	—	—	955,879	955,879
Accrued interest receivable	4,458	—	1,379	—	3,079	4,458

Liabilities
Deposits	1,339,544	1,178,248	162,960	—	—	1,341,208
Repurchase agreements and other secured short-term borrowings	84,922	—	84,930	—	—	84,930
Short-term debt	2,313	—	2,313	—	—	2,313
Subordinated debt	5,000	—	5,000	—	—	5,000
Junior subordinated debentures	13,918	—	—	10,462	—	10,462
Accrued interest payable	1,411	28	140	463	780	1,411

Notes to Consolidated Financial Statements

($ in thousands, except share and per share data)

	December 31, 2011
	Carrying	Fair
	Amount	Value
Assets
Cash and due from banks	$192,424	$192,424
Federal funds sold	2,911	2,911
Reverse repurchase agreements	1,000	1,000
Investment securities available-for-sale	140,484	140,484
Investment securities held-to-maturity	113,799	115,003
Net loans	939,370	948,559
Federal Reserve and FHLB stock	2,990	N/A
Accrued interest receivable	4,403	4,403

Liabilities
Deposits	1,242,819	1,244,367
Repurchase agreements and other secured short-term borrowings	95,585	95,596
Short-term debt	2,438	2,438
Subordinated debt	5,000	5,000
Junior subordinated debentures	13,918	10,389
Accrued interest payable	1,416	1,416

The following methods and assumptions, not previously presented, were used by the Corporation in estimating its fair value disclosures for financial instruments not recorded at fair value.

Cash and Cash Equivalents: The carrying amounts of cash and due from banks, interest bearing due from banks, federal funds sold, and reverse repurchase agreements approximate fair value and are classified as Level 1.

Federal Reserve and FHLB Stock: It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

Loans: The fair value of loans, excluding loans held for sale, are estimated as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Impaired loans are valued at the lower of cost or fair value, less cost to sell as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

The fair value of loans held for sale is estimated based upon binding contracts and quotes from third party investors resulting in a Level 2 classification.

Deposits: The fair value disclosed for demand deposits (e.g., interest and non-interest checking, savings, and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 1 classification. The carrying amount of certificates of deposit approximates their fair value at the reporting date. Fair value for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

Short-Term Borrowing: The carrying amounts of borrowings under repurchase agreements and other secured short-term borrowings, generally maturing within thirty days, approximate their fair value resulting in a Level 2 classification.

Other Borrowing: The fair value of the short-term and subordinated debt are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

Notes to Consolidated Financial Statements

($ in thousands, except share and per share data)

The fair value of the junior subordinated debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

Accrued Interest Receivable/Payable: The carrying amounts of accrued interest approximate fair value resulting in a Level 1, Level 2 or Level 3 classification which is consistent with its associated asset/liability.

Off-balance Sheet Instruments: The fair value of commitments is not material.

Note 10: Adoption of New Accounting Standards

At the date of this filing, there were no newly issued accounting pronouncements that were significant to the Corporation.

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

The Corporation recorded net income of $1.9 million or $0.78 per diluted share for the three month period ending June 30, 2012, as compared to $1.0 million or $0.43 per diluted share for the three month period ending June 30, 2011. Net income increased for the three month period ending June 30, 2012, as compared to the three month period ending June 30, 2011, primarily due to an increase in net interest income and mortgage banking income and a decrease in the provision for loan losses. The increase is partially offset by an increase in other expense.

The Corporation recorded net income of $3.7 million or $1.48 per diluted share for the six month period ending June 30, 2012, as compared to $2.7 million or $1.09 per diluted share for the six month period ending June 30, 2011. Net income increased for the six month period ending June 30, 2012, as compared to six month period ending June 30, 2011, primarily due to an increase in net interest income and mortgage banking income and a decrease in the provision for loan losses. The increase is partially offset by an increase in other expense.

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

Results of Operations

Net Interest Income

The Corporation’s results of operations depend primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. The Corporation had net interest income fully taxable equivalent (“FTE”) of $21.9 million for the six month period ending June 30, 2012, as compared to net interest income FTE of $21.0 million for the six month period ending June 30, 2011. The increase in net interest income FTE is due to an increase in total earning assets of $62.6 million for the six month period ending June 30, 2012, as compared to the six month period ending June 30, 2011. Total interest bearing liabilities decreased $36.3 million for the six month period ending June 30, 2012, as compared to the six month period ending June 30, 2011. The net interest income spread FTE decreased 0.02% to 2.94% for the six month period ending June 30, 2012, from 2.96% for the six month period ending June 30, 2011. Due to the decrease in net interest income spread FTE, there was a decrease to the net interest margin FTE to 3.05% from 3.07% for the six month period ending June 30, 2012 and 2011, respectively.

The following table details average balances, interest income/expense and average rates/yields for the Corporation’s earning assets and interest bearing liabilities at the dates indicated (tax equivalent basis, dollars in thousands):

	Six months ended June 30,
	2012			2011
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
Assets:
Interest bearing due from banks	$174,124	$219	0.25%	$197,558	$247	0.25%
Reverse repurchase agreements	1,000	—	0.01%	1,000	—	0.01%
Federal funds	14,250	14	0.20%	14,906	18	0.24%
Non taxable investment securities - FTE	62,829	1,668	5.31%	60,904	1,727	5.67%
Taxable investment securities	205,794	1,443	1.40%	177,716	1,367	1.54%
Loans (gross) - FTE	973,708	21,427	4.40%	917,068	21,555	4.70%

Total earning assets - FTE	$1,431,705	$24,771	3.46%	$1,369,152	$24,914	3.64%
Non-earning assets	94,455			92,486

Total assets	$1,526,160			$1,461,638

Liabilities:
Interest bearing DDA	$225,883	$114	0.10%	$205,222	$155	0.15%
Savings	618,219	880	0.28%	642,241	1,423	0.44%
CD’s under $100	45,110	264	1.17%	69,923	466	1.33%
CD’s over $100	96,427	588	1.22%	95,402	704	1.48%
Individual retirement accounts	22,299	156	1.40%	22,129	190	1.72%
Repurchase agreements and other secured short term borrowings	88,482	65	0.15%	97,510	134	0.27%
Short-term debt	2,405	56	4.66%	2,655	63	4.75%
Subordinated debt	5,000	44	1.76%	5,000	38	1.52%
Long term debt	13,918	738	10.60%	13,918	738	10.60%

Total interest bearing liabilities	$1,117,743	$2,905	0.52%	$1,154,000	$3,911	0.68%
Non-interest bearing liabilities	309,728			219,151
Other liabilities	6,124			6,298

Total liabilities	$1,433,595			$1,379,449
Equity	92,565			82,189

Total liabilities & equity	$1,526,160			$1,461,638

Recap:
Interest income - FTE		$24,771	3.46%		$24,914	3.64%
Interest expense		2,905	0.52%		$3,911	0.68%

Net interest income/spread - FTE		$21,866	2.94%		$21,003	2.96%

Contribution of non-interest bearing funds			0.11%			0.11%
Net interest margin - FTE			3.05%			3.07%

Notes to the average balance and interest rate tables:

•	Average balances are computed using daily actual balances.

•	The average loan balance includes loans held for sale, as well as non-accrual loans and the interest recognized prior to becoming non-accrual is reflected in the interest income for loans.

•	Interest income on loans includes loan costs net of loan fees, of $430 thousand and $351 thousand, for the six month period ending June 30, 2012 and 2011, respectively.

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

•

Interest income on a fully taxable equivalent basis includes the additional amount of interest income that would have been earned on tax exempt loans and if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income. Interest income on tax exempt loans and municipal securities has been calculated on a fully taxable equivalent basis using a federal and state income tax blended rate of 40%. The appropriate tax equivalent adjustments to interest income on loans were $479 thousand and $292 thousand for the six month period ending June 30, 2012 and 2011, respectively. The appropriate tax equivalent adjustments to interest income on municipal securities were $512 thousand and $612 thousand for the six month period ending June 30, 2012 and 2011, respectively.

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

Past due loans increased $6.9 million from $10.3 million at December 31, 2011, to $17.2 million at June 30, 2012. This was primarily due to one relationship that was placed on nonaccrual and identified as impaired in the prior year. Thus, the allowance for loan losses was not negatively impacted by this increase in past due loans.

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

The provision for loan losses was $296 thousand and $989 thousand, for the three month periods ending June 30, 2012, and June 30, 2011, respectively. Provision expense is affected by the level of net chargeoffs as well as changes in specific and general loss components of the allowance for loan losses. Net chargeoffs were $1.1 million, of which $860 thousand was previously provided for, and $864 thousand, for the three month period ending June 30, 2012, and June 30, 2011, respectively.

The provision for loan losses was $1.2 million and $2.7 million, for the six month periods ending June 30, 2012, and June 30, 2011, respectively. Provision expense is affected by the level of net chargeoffs as well as changes in specific and general loss components of the allowance for loan losses. Net chargeoffs were $2.8 million and $1.6 million, for the six month period ending June 30, 2012, and June 30, 2011, respectively.

Non-performing loans decreased $4.9 million to $21.9 million as of June 30, 2012, from $26.8 million as of December 31, 2011. The specific allowance attributable to non-performing loans decreased $2.5 million to $1.8 million, or 8.3% of total non-performing loans, as of June 30, 2012, from $4.3 million, or 16.2% of total non-performing loans as of December 31, 2011. Contributing to the decrease in the outstanding balance and specific allowance were chargeoffs of $3.2 million, of which $2.2 million had been reserved for in a prior period, large paydowns on two commercial relationships, partially offset by new relationships transferred to non-performing loans.

Offsetting this decrease to the specific loss component of the allowance for loans losses was an increase in the general loss component of the allowance for loan losses. This is due to an overall increase in the balances of loans collectively evaluated for impairment as well as an increase in the three-year historical loss experience as a percentage of outstanding loans, which increased the general loss component of the allowance for loan losses. The allowance for loan losses allocation for loans collectively evaluated for impairment increased $900 thousand to $10.8 million, or 1.2% of total loans collectively evaluated for impairment, as of June 30, 2012, from $9.9 million, or 1.1% of total loans collectively evaluated for impairment, as of December 31, 2011.

Loans collectively evaluated for impairment are comprised of two components: loans with a defined weakness and the remaining loan portfolio. Both components of loans collectively evaluated for impairment increased as of June 30, 2012, compared to December 31, 2011. The outstanding balances of loans collectively evaluated for impairment increased $4.6 million to $931.4 million as of June 30, 2012, from $926.8 million as of December 31, 2011.

Other Operating Income

The following table details the components of other operating income (dollars in thousands):

	Three months ended June 30,		$	%
	2012	2011	Change	Change
Wealth management fees	$1,750	$1,704	$46	2.7%
Service charges and fees on deposit accounts	793	745	48	6.4%
Rental income	189	265	(76)	-28.7%
Mortgage banking income	1,054	(2)	1,056	52800.0%
Interchange income	383	369	14	3.8%
Other	449	385	64	16.6%

Total other operating income	$4,618	$3,466	$1,152	33.2%

Total other operating income for the three month period ending June 30, 2012, increased as compared to the three month period ending June 30, 2011.

Wealth Management fees increased for the three month period ending June 30, 2012, as compared to the three month period ending June 30, 2011. The increase in wealth management fees is attributable to the overall increase in the stock market and assets under management, Irrevocable Life Insurance Trust (“ILIT”) fees, and tax preparation fees. Partially offsetting the increase is a decrease in the fees for mutual funds and estate fees.

Service charges and fees on deposit accounts increased for the three month period ending June 30, 2012, as compared to the three month period ending June 30, 2011. The increase is primarily attributable to an increase in service charges collected for checking accounts, overdraft and non sufficient fund fees, wire transfer fees, and ATM fees. In addition, the Corporation amended the fee schedule for deposit accounts during the second quarter of 2012.

Rental income decreased for the three month period ending June 30, 2012, as compared to the three month period ending June 30, 2011. The decrease was primarily due to a decrease in other real estate rental income and the Bank occupying more space at the 107 North Pennsylvania Street location thus reducing the space available for tenants.

Mortgage banking income increased for the three month period ending June 30, 2012, as compared to the three month period ending June 30, 2011. The increase for the three month period ending June 30, 2012, as compared to the three month period ending June 30, 2011, is due to an increase in the net gain on the sale of mortgage loans. A net gain on the sale of mortgage loans of $1.2 million was recorded for the three month period ending June 30, 2012, as compared to a net gain on the sale of mortgage loans of $140 thousand for the three month period ending June 30, 2011. The increase in mortgage loan sales is due to increased volume as a result of lower interest rates period over period.

Interchange income increased for the three month period ending June 30, 2012, as compared to the three month period ending June 30, 2011. The increase is attributable to higher transaction volumes for debit cards and credit cards during the three month period ending June 30, 2012, as compared to the three month period ending June 30, 2011. The increase is partially offset by an increase in cash back rewards expense for the three month period ending June 30, 2012, as compared to the three month period ending June 30, 2011.

Other income increased for the three month period ending June 30, 2012, as compared to the three month period ending June 30, 2011. The increase is primarily due to an increase in Mastercard/VISA merchant fees, safe deposit box rental income, bank owned life insurance income, and loan extension fees. The increase is partially offset by a decrease in prepayment penalties collected, fees collected for loan covenant waivers, and a loss on CRA investments.

The following table details the components of other operating income (dollars in thousands):

	Six months ended
	June 30,		$	%
	2012	2011	Change	Change
Wealth management fees	$3,128	$3,084	$44	1.4%
Service charges and fees on deposit accounts	1,564	1,492	72	4.8%
Rental income	400	484	(84)	-17.4%
Mortgage banking income	1,890	217	1,673	771.0%
Interchange income	758	709	49	6.9%
Net loss on sale of securities	(13)	—	(13)	-100.0%
Other	993	754	239	31.7%

Total other operating income	$8,720	$6,740	$1,980	29.4%

Total other operating income for the six month period ending June 30, 2012, increased as compared to the six month period ending June 30, 2011.

Wealth Management fees increased for the six month period ending June 30, 2012, as compared to the six month period ending June 30, 2011. The increase in wealth management fees is attributable to the overall increase in the stock market and assets under management, ILIT fees, and tax preparation fees. Partially offsetting the increase is a decrease in the fees for Dreyfus money market funds, mutual funds, and estate fees.

Service charges and fees on deposit accounts increased for the six month period ending June 30, 2012, as compared to the six month period ending June 30, 2011. The increase is primarily attributable to an increase in service charges collected for checking accounts, overdraft and non sufficient fund fees, wire transfer fees and ATM fees. The Corporation amended the fee schedule for deposit accounts during the second quarter of 2012.

Rental income decreased for the six month period ending June 30, 2012, as compared to the six month period ending June 30, 2011. The decrease was primarily a decrease in other real estate rental income and the bank occupying more space at the 107 North Pennsylvania Street location thus reducing the space available for tenants. The decrease is partially offset by the annual true up of the tenant’s operating costs.

Mortgage banking income increased for the six month period ending June 30, 2012, as compared to the six month period ending June 30, 2011. The increase for the six month period ending June 30, 2012, as compared to the six month period ending June 30, 2011, is due to an increase in the net gain on the sale of mortgage loans. A net gain on the sale of mortgage loans of $1.9 million was recorded for the six month period ending June 30, 2012, as compared to a net gain on the sale of mortgage loans of $276 thousand for the six month period ending June 30, 2011. The increase in mortgage loan sales is due to increased volume as a result of lower interest rates period over period.

Interchange income increased for the six month period ending June 30, 2012, as compared to the six month period ending June 30, 2011. The increase is attributable to higher transaction volumes for debit cards and credit cards during the six month period ending June 30, 2012, as compared to the six month period ending June 30, 2011. The increase is partially offset by an increase in cash back rewards expense for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011.

Net loss on sale of securities increased for the six month period ending June 30, 2012, as compared the six month period ending June 30, 2011. One available-for-sale municipal security was sold during the six month period ending June 30, 2012. The municipality had been downgraded and appeared to have increased credit risk.

Other income increased for the six month period ending June 30, 2012, as compared to the six month period ending June 30, 2011. The increase is primarily due to an increase in Mastercard/VISA merchant fees, safe deposit box rental income, bank owned life insurance income, prepayment penalties collected, and loan extension fees. The increase is partially offset by a decrease in fees collected for loan covenant waivers and a loss on CRA investments.

Other Operating Expenses

The following table details the components of other operating expense (dollars in thousands):

	Three months ended
	June 30,		$	%
	2012	2011	Change	Change
Salaries, wages and employee benefits	$6,661	$6,776	$(115)	-1.7%
Occupancy	736	732	4	0.5%
Furniture and equipment	292	283	9	3.2%
Professional services	515	534	(19)	-3.6%
Data processing	916	878	38	4.3%
Business development	495	464	31	6.7%
FDIC Insurance	332	244	88	36.1%
Non performing assets	401	571	(170)	-29.8%
Other	1,938	977	961	-98.4%

Total other operating expenses	$12,286	$11,459	$827	7.2%

Total other operating expenses for the three month period ending June 30, 2012, increased as compared to the three month period ending June 30, 2011.

Salaries, wages, and employee benefits decreased for the three month period ending June 30, 2012, as compared to the three month period ending June 30, 2011. The decrease is due to a decrease in group medical insurance, deferred compensation, and an increase in direct loan origination costs capitalized. The decrease is partially offset by an increase in salary expense, employer FICA expense, 401K expense, employee relations, and contract labor. There was an increase in the number of employees to 279 full time-equivalents at June 30, 2012, from 270 full-time equivalents at June 30, 2011.

Occupancy expense increased for the three month period ending June 30, 2012, as compared to the three month period ending June 30, 2011. The increase is due to a lease termination fee and an increase in building and improvements depreciation expense due to the relocation of the Carmel banking center from a leased location to an owned freestanding building. The increase is partially offset by a decrease in real estate taxes and building maintenance.

Furniture and equipment expense increased for the three month period ending June 30, 2012, as compared to the three month period ending June 30, 2011. This increase is due to an increase in furniture, fixture, and equipment depreciation expense due to the relocation of the Carmel banking center. The increase is partially offset by a decrease in computer equipment depreciation expense and equipment repair expense.

Professional services expense decreased for the three month period ending June 30, 2012, as compared to the three month period ending June 30, 2011. The decrease is due to decrease in advertising agency fees, attorney fees, and courier service. The decrease is partially offset by an increase in accounting fees, consulting fees, outsourced internal audit fees, and design services.

Data processing expenses increased for the three month period ending June 30, 2012, as compared to the three month period ending June 30, 2011. The increase is due to an increase in bill payment services, debit cards, credit cards, and software maintenance. The increase is partially offset by a decrease in fiduciary income tax preparation and transaction processing fees for Wealth Management accounts.

Business development expenses increased for the three month period ending June 30, 2012, as compared to the three period ending June 30, 2011. The increase is due to an increase in customer entertainment, customer promotions, advertising, market research, and customer relations. The increase is partially offset by a decrease in public relations, grand opening expense, and sales and product literature.

FDIC insurance expense increased for the three month period ending June 30, 2012, as compared to the three month period ending June 30, 2011. The increase is due to an increase in the FDIC assessment because of higher assets period over period.

Nonperforming assets expenses decreased for the three month period ending June 30, 2012, as compared to the three month period ending June 30, 2011. The decrease is due to an increase in the net gain on the sale of other real estate. The decrease is partially offset by an increase in the write down of the carrying value of other real estate owned period over period.

Other expenses increased for the three month period ending June 30, 2012, as compared to the three period ending June 30, 2011. The increase is due to an increase of $135 thousand in the allowance for off balance sheet credit losses and a $997 thousand wire loss resulting from an external fraud scheme. The matter has been turned over to the proper authorities. The increase is partially offset by a reversal of $157 thousand in check losses recorded in the fourth quarter of 2011.

The following table details the components of other operating expense (dollars in thousands):

	Six months ended
	June 30,		$	%
	2012	2011	Change	Change
Salaries, wages and employee benefits	$13,311	$13,203	$108	0.8%
Occupancy	1,353	1,376	(23)	-1.7%
Furniture and equipment	601	582	19	3.3%
Professional services	1,042	1,047	(5)	-0.5%
Data processing	1,770	1,671	99	5.9%
Business development	965	892	73	8.2%
FDIC Insurance	652	783	(131)	-16.7%
Non performing assets	909	832	77	9.3%
Other	2,976	516	2,460	476.7%

Total other operating expenses	$23,579	$20,902	$2,677	12.8%

Total other operating expenses for the six month period ending June 30, 2012, increased as compared to the six month period ending June 30, 2011.

Salaries, wages, and employee benefits increased for the six month period ending June 30, 2012, as compared to the six month period ending June 30, 2011. The increase is the result of increased salary expense, employer FICA expense, contract labor, employee relations, 401K expense, and performance bonus expense. There was an increase in the number of employees to 279 full time-equivalents at June 30, 2012, from 270 full-time equivalents at June 30, 2011. The percentage accrued for the performance bonus is higher in 2012 as compared to the percentage in 2011. The increase is partially offset by an increase in direct loan origination costs capitalized and a decrease in group medical insurance and deferred compensation.

Occupancy expense decreased for the six month period ending June 30, 2012, as compared to the six month period ending June 30, 2011. The decrease is due to a decrease in real estate taxes, building utilities and maintenance, and snow removal. The decrease is partially offset by an increase in building and property repair expense, and a lease termination fee, and building and improvements depreciation expense due to the relocation of the Carmel banking center from a leased location to an owned freestanding building.

Furniture and equipment expense increased for the six month period ending June 30, 2012, as compared to the six month period ending June 30, 2011. This increase is due to an increase in furniture, fixture, and equipment depreciation expense due to the relocation of the Carmel banking center and furniture, fixture, and equipment repair expense. The increase is partially offset by a decrease in computer equipment depreciation expense and maintenance contracts.

Professional services expense decreased for the six month period ending June 30, 2012, as compared to the six month period ending June 30, 2011. The decrease is due to a decrease in advertising agency fees, attorney fees, and courier service. The decrease is partially offset by an increase in outsourced internal audit services, accounting fees, consulting fees, and design services.

Data processing expenses increased for the six month period ending June 30, 2012, as compared to the six month period ending June 30, 2011. The increase is due to an increase in service bureau fees of the Bank, bill payment services, ATM/debit cards, credit cards, and software maintenance. The increase is partially offset by a decrease in fiduciary income tax preparation, transaction processing fees, and mutual fund expense for Wealth Management accounts.

Business development expenses increased for the six month period ending June 30, 2012, as compared to the six period ending June 30, 2011. The increase is due to an increase in market research, customer entertainment, customer promotions, direct mail campaign, and advertising. The increase is partially offset by a decrease in sales and product literature.

FDIC insurance expense decreased for the six month period ending June 30, 2012, as compared to the six month period ending June 30, 2011. The decrease is due to the new rate schedule adopted by the FDIC effective April 1, 2011. The decrease is partially offset by an increase in the FDIC assessment because of higher assets period over period.

Nonperforming assets expenses increased for the six month period ending June 30, 2012, as compared to the six month period ending June 30, 2011. This increase is due to an increase in real estate taxes, lawn maintenance, and appraisal fees related to other real estate owned by the Corporation and classified loan expense. Additionally, there was an increase in the write down of the carrying value of other real estate owned period over period. The increase is partially offset by an increase in the net gain on the sale of other real estate.

Other expenses increased for the six month period ending June 30, 2012, as compared to the six period ending June 30, 2011. The increase is due an increase of $135 thousand in the allowance for off balance sheet credit losses. In addition, the Corporation recovered $395 thousand during the six month period ending June 30, 2011, relating to a wire transfer inadvertently sent to the wrong beneficiary in 2010, and a reversal of a $1.0 million accrual in 2011 established by the Corporation in 2008 relating to a certain deposit account. Also contributing to the increase was a $997 thousand wire loss resulting from an external fraud scheme. The matter has been turned over to the proper authorities. The increase is partially offset by a net decrease in check losses of $48 thousand during the six month period ending June 30, 2012.

Federal and State Income Tax

The following table presents the statutory rate reconciliation (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Income before federal and state income tax	$2,545	$1,180	$4,812	$3,259

Tax expense at federal statutory rate	865	401	1,636	$1,108

Increase (decrease) in taxes resulting from:
State income tax	127	45	240	$122
Tax exempt interest	(357)	(303)	(711)	$(581)
Bank owned life insurance	(42)	(28)	(73)	$(58)
Customer entertainment	28	28	44	$46
Other	(14)	(1)	(3)	$(33)

Total income tax	$607	$142	$1,133	$604

Financial Condition

Total assets increased $86.0 million from $1,460 million at December 31, 2011, to $1,546 million at June 30, 2012. The increase is the result of an increase in investment securities of $26.4 million and an increase in cash and cash equivalents of $45.0 million from $196.3 million at December 31, 2011, to $241.3 million at June 30, 2012. Deposits increased $97.0 million from $1,243 million at December 31, 2011, to $1,340 million at June 30, 2012, due to new deposit relationships. The increase in deposits funded the increase in investment securities.

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

The Corporation has many sources of funds available, they include: cash and due from Federal Reserve, overnight federal funds sold, investments classified as available for sale, maturity of investments classified as held to maturity, deposits, Federal Home Loan Bank (“FHLB”) advances, and issuance of debt. Deposits were the most significant funding source and purchases of investment securities held to maturity and available for sale were the most significant use of funds during the six month period ending June 30, 2012. Proceeds from maturities of investment securities held to maturity and available for sale were the most significant funding source and purchases of investment securities held to maturity and available for sale were the most significant use of funds during the six month period ending June 30, 2011.

The Corporation entered into a $2.0 million revolving line of credit with U.S. Bank which matured on August 31, 2011. On September 1, 2011, the Corporation renewed the revolving loan agreement which will mature on August 31, 2012. As part of the renewal of the revolving loan agreement, the revolving loan amount was reduced from $2.0 million to $1.0 million. Under the terms of the revolving line of credit, the Corporation paid prime plus 1.25% which equated to 4.50% at June 30, 2012. In addition, the Corporation paid a 0.25% fee on the unused portion of the revolving line of credit. As of June 30, 2012, the outstanding balance of the revolving line of credit was $0.

The Corporation also has a $3.0 million one-year term facility with U.S. Bank which matured on August 31, 2011. The one-year term facility was renewed and will now mature on August 31, 2012. Under the terms of the one-year term facility, the Corporation pays prime plus 1.25% which equated to 4.50% at June 30, 2012. In addition to quarterly interest payments, the Corporation makes quarterly principal payments of $62.5 thousand. As of June 30, 2012, the outstanding balance of the term facility was $2.3 million.

All of the U.S. Bank agreements contain various financial and non-financial covenants. As of June 30, 2012, the Corporation was in compliance with all covenants.

Primary liquid assets of the Corporation are cash and due from banks, federal funds sold, investments held as available for sale, and maturing loans. Interest bearing due from banks represented the Corporation’s primary source of immediate liquidity and averaged $174.1 million and $197.6 million for the six month period ending June 30, 2012, and June 30, 2011, respectively. The Corporation believes these balances are maintained at a level adequate to meet immediate needs. Reverse repurchase agreements may serve as a source of liquidity, but are primarily used as collateral for customer balances in overnight repurchase agreements. Maturities in the Corporation’s loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

The Corporation’s management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Corporation’s liquidity position.

The Corporation actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At June 30, 2012, the Corporation’s rate sensitive liabilities exceeded rate sensitive assets due within one year by $116.9 million.

As part of managing liquidity, the Corporation monitors its loan to deposit ratio on a monthly basis. At June 30, 2012, the ratio was 71.2%. This is well within the board approved policy.

The Corporation experienced an increase in cash and cash equivalents, another primary source of liquidity, of $45.0 million during the six month period ending June 30, 2012. Proceeds from the maturity of investment securities held to maturity and available for sale provided cash of $46.4 million and deposit growth provided cash of $96.7 million. Lending activities used cash of $17.7 million and purchases of investment securities held to maturity and available for sale used cash of $75.1 million.

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

Capital Resources

The Corporation has a $1.0 million revolving line of credit and a $2.3 million one-year term loan with U.S. Bank. See “Liquidity and Interest Rate Sensitivity” section of this report for further discussion.

On June 29, 2007, the Bank entered into a Subordinated Debenture Purchase Agreement with U.S. Bank in the amount of $5.0 million, which will mature on June 28, 2017. Under the terms of the Subordinated Debenture Purchase Agreement, the Bank pays 3-month London Interbank Offered Rate (LIBOR) plus 1.20% which equated to 1.70% at June 30, 2012. Interest payments are due quarterly.

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

There were no FHLB advances outstanding as of June 30, 2012, or December 31, 2011.

The Bank may add indebtedness of this nature in the future if determined to be in the best interest of the Bank.

Capital for the Bank is at or above the well capitalized regulatory requirements at June 30, 2012. Pertinent capital ratios for the Bank as of June 30, 2012, are as follows:

		Well	Adequately
	Actual	Capitalized	Capitalized
Tier 1 risk-based capital ratio	9.8%	6.0%	4.0%
Total risk-based capital ratio	11.4%	10.0%	8.0%
Leverage ratio	6.5%	5.0%	4.0%

Dividends from the Bank to the Corporation may not exceed the net undivided profits of the Bank (included in consolidated retained earnings) for the current calendar year and the two previous calendar years without prior approval from the Office of the Comptroller of the Currency. In addition, Federal banking laws limit the amount of loans the Bank may make to the Corporation, subject to certain collateral requirements. No loans were made by the Bank to the Corporation during the six month period ending June 30, 2012 or 2011. A dividend of $1.0 million and $712 thousand was declared and paid by the Bank to the Corporation during the six month period ending June 30, 2012 and 2011, respectively.

During February 2012, the Board of Directors approved a new stock repurchase plan. Under the terms of this stock repurchase plan, the Corporation can repurchase up to $3.8 million in net costs from employees, directors, and outside shareholders. The Corporation anticipates that it will fund the purchases under the repurchase program from working capital.

Under the new repurchase plan, the Corporation purchased $1.7 million in net costs during the six month period ending June 30, 2012, and $2.1 million is still available under the new repurchase plan as of June 30, 2012. The stock repurchase program does not require the Corporation to acquire any specific number of shares and may be modified, suspended, extended or terminated by Corporation at any time without prior notice. This stock repurchase program will expire on December 31, 2012.

The amount and timing of shares repurchased under the repurchase program, as well as the specific price, will be determined by management after considering market conditions, company performance and other factors.

Recent Accounting Pronouncements and Developments

Note 10 to the Consolidated Financial Statements under Item 1 discusses new accounting policies adopted by the Corporation during the second quarter of 2012 and the expected impact of the adoption of the new accounting policies.

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

At June 30, 2012, the interest rate risk position of the Corporation was liability sensitive, meaning net income should decrease as rates rise and increase as rates fall. The Corporation performs a 200 basis point upward and downward interest rate shock to determine whether there would be an adverse impact on its annual net interest income and that it is within the established policy limits. A downward interest rate shock scenario was not performed due to the low level of current interest rates. The earnings simulation model as of June 30, 2012, projects an approximate decrease of 1.90% in net interest income in a 200 basis point upward interest rate shock. The Corporation was well within the policy limits established by the ALCO policy at June 30, 2012.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2012, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures as of June 30, 2012, were effective in ensuring information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

On April 2, 2012, the Corporation sold a total of 1,600 shares of common stock for proceeds of $44,400 to one officer of the Corporation pursuant to the exercise of stock options by the officer.

On April 9, 2012, the Corporation sold a total of 2,600 shares of common stock for proceeds of $72,150 to two officers of the Corporation pursuant to the exercise of stock options by the officers.

On April 12, 2012, the Corporation sold a total of 1,600 shares of common stock for proceeds of $44,400 to one officer of the Corporation pursuant to the exercise of stock options by the officer.

On April 24, 2012, the Corporation sold a total of 800 shares of common stock for proceeds of $22,200 to one officer of the Corporation pursuant to the exercise of stock options by the officer.

On April 25, 2012, the Corporation sold a total of 1,600 shares of common stock for proceeds of $44,400 to one officer of the Corporation pursuant to the exercise of stock options by the officer.

On April 30, 2012, the Corporation sold a total of 1,600 shares of common stock for proceeds of $44,400 to one officer of the Corporation pursuant to the exercise of stock options by the officer.

On May 4, 2012, the Corporation sold a total of 3,000 shares of common stock for proceeds of $88,800 to two officers of the Corporation pursuant to the exercise of stock options by the officers.

On May 8, 2012, the Corporation sold a total of 1,600 shares of common stock for proceeds of $44,400 to one officer of the Corporation pursuant to the exercise of stock options by the officer.

On May 15, 2012, the Corporation sold a total of 800 shares of common stock for proceeds of $22,200 to one officer of the Corporation pursuant to the exercise of stock options by the officer.

On June 4, 2012, the Corporation sold a total of 1,600 shares of common stock for proceeds of $44,400 to one officer of the Corporation pursuant to the exercise of stock options by the officer.

On June 11, 2012, the Corporation sold a total of 1,000 shares of common stock for proceeds of $27,750 to one officer of the Corporation pursuant to the exercise of stock options by the officer.

On June 14, 2012, the Corporation sold a total of 11,100 shares of common stock for proceeds of $308,025 to two officers of the Corporation pursuant to the exercise of stock options by the officers.

These sales were made pursuant to an exemption from registration under Sections 3(a)(11) and 4(2) of the Securities Act of 1933, as amended.

(b)	Not applicable.

(c)	The following table sets forth the issuer repurchases of equity securities that are registered by the Corporation pursuant to Section 12 of the Securities Exchange Act of 1934 during the second quarter of 2012.

Maximum
Number (or
Approximate
			Total	Dollar Value)
			Number of	of Shares that
			Shares	May Yet Be
			Purchased as	Purchased
			Part of	Under the
	Total		Publicly	Plans or
	Number of	Average	Announced	Programs
	Shares	Price Paid	Plans or	(Dollars in
Period	Purchased	per Share	Programs**	thousands)
April 1 -
April 30, 2012	8,997	$48.70	8,997	$2,977

May 1 -
May 31, 2012	5,195	$48.94	5,195	$2,723

June 1 -
June 30, 2012	12,950	$48.27	12,950	$2,098

Total	27,142	*	27,142

*	The weighted average price per share for the period April 2012 through June 2012 was $48.54.
**	All shares repurchased by the Corporation during 2012 were completed pursuant to the repurchase program.

During February 2012, the Board of Directors approved a new stock repurchase plan. Under the terms of this stock repurchase plan, the Corporation can repurchase up to $3.8 million in net costs from employees, directors, and outside shareholders. The Corporation anticipates that it will fund the purchases under the repurchase program from working capital.

Under the new repurchase plan, the Corporation purchased $1.7 million in net costs during the six month period ending June 30, 2012, and $2.1 million is still available under the new repurchase plan as of June 30, 2012. The stock repurchase program does not require the Corporation to acquire any specific number of shares and may be modified, suspended, extended or terminated by Corporation at any time without prior notice. This stock repurchase program will expire on December  31, 2012.

Item 3. Defaults on Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.01	Articles of Incorporation of the Corporation, filed as Exhibit 3(i) to the Corporation’s Form 10-QSB as of September 30, 1995, are incorporated by reference and Articles of Amendment filed as Exhibit 3(i) to the Form 10-K for the fiscal year ended December 31, 2001.

3.02	Bylaws of the Corporation, filed as Exhibit 3(ii) to the Corporation’s Form 8-K filed July 30, 2011, are incorporated by reference.

10.01*	1993 Key Employees’ Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(a) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference.

10.02*	1993 Directors’ Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(b) to the Corporation’s Form 10-Q as of June 30, 2001, is incorporated by reference.

10.03*	1993 Restricted Stock Plan of the Corporation, as amended, filed as Exhibit 10(c) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference.

10.04*	Form of agreement under the 1993 Key Employees Stock Option Plan, filed as Exhibit 10(d) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference.

10.05*	Form of agreement under the 1993 Restricted Stock Plan, filed as Exhibit 10(e) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference.

10.06*	Schedule of Directors Compensation Arrangements, filed as Exhibit 10.6 to the Corporation’s Form 10-K dated December 31, 2011, is incorporated by reference.

10.07*	Schedule of Named Executive Officers Compensation Arrangements, filed as Exhibit 10.07 to the Corporation’s Form 8-K dated May 18, 2006, is incorporated by reference, as amended by the Corporation’s Form 8-K filed January 25, 2012 and April 4, 2012.

10.08*	The National Bank of Indianapolis Corporation Amended and Restated 2005 Equity Incentive Plan, filed as Exhibit 10.01 to the Corporation’s Form 8-K dated June 23, 2010, is incorporated by reference.

10.09*	Form of Restricted Stock Award Agreement for The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10.02 to the Corporation’s Form 8-K dated June 22, 2005, is incorporated by reference.

10.10*	Form of Stock Option Award Agreement for The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10.03 to the Corporation’s Form 8-K dated June 22, 2005, is incorporated by reference.

10.11*	Employment Agreement dated December 15, 2005, between Morris L. Maurer and the Corporation, filed as Exhibit 10.06 to the Corporation’s Form 8-K dated December 21, 2005, and as amended by Exhibit 10.06 to the Corporation’s Form 8-K dated November 26, 2008, is incorporated by reference.

10.13*	The National Bank of Indianapolis Corporation Executive’s Deferred Compensation Plan, filed as Exhibit 10.08 to the Corporation’s Form 8-K dated December 21, 2005, and as amended by Exhibit 10.08 to the Corporation’s Form 8-K dated November 26, 2008, is incorporated by reference.

10.14*	The National Bank of Indianapolis Corporation 401(k) Savings Plan (as amended and restated generally effective January 1, 2006), filed as Exhibit 10.14 to the Corporation’s Form 10-K dated December 31, 2005, is incorporated by reference.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

101.	The following material from The National Bank of Indianapolis Corporation’s Form 10-Q Report for the quarterly period ended June 30, 2012, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity, and (v) the Notes to Consolidated Financial Statements.**

*	Management contract or compensatory plan or arrangement.
**	Furnished, not filed, for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2012

THE NATIONAL BANK OF INDIANAPOLIS CORPORATION

/s/ Debra L. Ross
Debra L. Ross
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

3.01	Articles of Incorporation of the Corporation, filed as Exhibit 3(i) to the Corporation’s Form 10-QSB as of September 30, 1995, are incorporated by reference and Articles of Amendment filed as Exhibit 3(i) to the Form 10-K for the fiscal year ended December 31, 2001.

3.02	Bylaws of the Corporation, filed as Exhibit 3(ii) to the Corporation’s Form 8-K filed July 30, 2011, are incorporated by reference.

10.01*	1993 Key Employees’ Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(a) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference.

10.02*	1993 Directors’ Stock Option Plan of the Corporation, as amended, filed as Exhibit 10(b) to the Corporation’s Form 10-Q as of June 30, 2001, is incorporated by reference.

10.03*	1993 Restricted Stock Plan of the Corporation, as amended, filed as Exhibit 10(c) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference.

10.04*	Form of agreement under the 1993 Key Employees Stock Option Plan, filed as Exhibit 10(d) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference.

10.05*	Form of agreement under the 1993 Restricted Stock Plan, filed as Exhibit 10(e) to the Form 10-K for the fiscal year ended December 31, 2004, is incorporated by reference.

10.06*	Schedule of Directors Compensation Arrangements, filed as Exhibit 10.6 to the Corporation’s Form 10-K dated December 31, 2011, is incorporated by reference.

10.07*	Schedule of Named Executive Officers Compensation Arrangements, filed as Exhibit 10.07 to the Corporation’s Form 8-K dated May 18, 2006, is incorporated by reference, as amended by the Corporation’s Form 8-K filed January 25, 2012 and April 4, 2012.

10.08*	The National Bank of Indianapolis Corporation Amended and Restated 2005 Equity Incentive Plan, filed as Exhibit 10.01 to the Corporation’s Form 8-K dated June 23, 2010, is incorporated by reference.

10.09*	Form of Restricted Stock Award Agreement for The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10.02 to the Corporation’s Form 8-K dated June 22, 2005, is incorporated by reference.

10.10*	Form of Stock Option Award Agreement for The National Bank of Indianapolis Corporation 2005 Equity Incentive Plan, filed as Exhibit 10.03 to the Corporation’s Form 8-K dated June 22, 2005, is incorporated by reference.

10.11*	Employment Agreement dated December 15, 2005, between Morris L. Maurer and the Corporation, filed as Exhibit 10.06 to the Corporation’s Form 8-K dated December 21, 2005, and as amended by Exhibit 10.06 to the Corporation’s Form 8-K dated November 26, 2008, is incorporated by reference.

10.13*

The National Bank of Indianapolis Corporation Executive’s Deferred Compensation Plan, filed as Exhibit 10.08 to the Corporation’s Form 8-K dated December 21, 2005, and as amended by Exhibit 10.08 to the Corporation’s Form 8-K dated November 26, 2008, is incorporated by reference.

10.14*	The National Bank of Indianapolis Corporation 401(k) Savings Plan (as amended and restated generally effective January 1, 2006), filed as Exhibit 10.14 to the Corporation’s Form 10-K dated December 31, 2005, is incorporated by reference.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

101.	The following material from The National Bank of Indianapolis Corporation’s Form 10-Q Report for the quarterly period ended June 30, 2012, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity, and (v) the Notes to Consolidated Financial Statements.**

*	Management contract or compensatory plan or arrangement.
**	Furnished, not filed, for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.